Form 10-Q
period 1997-03-31
GULF ISLAND FABRICATION INC
filed 1997-05-15
CIK 1031623

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                                FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                     OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                       Commission File Number 0-22303


                       GULF ISLAND FABRICATION, INC.
           (Exact Name of Registrant as Specified in its Charter)


      LOUISIANA                                       72-1147390
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)

   583 THOMPSON ROAD,
    HOUMA, LOUISIANA                                  70363
(Address of Principal Executive Offices)           (Zip Code)

                             (504) 872-2100
           Registrant's Telephone Number, Including Area Code


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes          No       X



As of May 14, 1997, there were 3,500,000 shares of common stock, no par value, outstanding.


                     GULF ISLAND FABRICATION, INC.

                                 INDEX


                                                                           Page

Part I       Financial Information

       Item 1.  Financial Statements

             Consolidated Balance Sheet
             December 31, 1996 and March 31,1997                            1

             Consolidated Statement of Income
             Three Months Ended March 31,1996 and March 31, 1997            2

             Consolidated Statement of Changes in Shareholders' Equity
             Three Months Ended March 31, 1997                              3

             Consolidated Statement of Cash Flows
             Three Months Ended March 31, 1996 and March 31, 1997           4

             Notes to the Consolidated Financial Statements                 5

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8

Part II.     Other Information

      Item 4.   Submission of Matters to a Vote of Security Holders         12

      Item 5.   Other Information                                           12

      Item 6.   Exhibits and Reports on Form 8-K                            12



                       PART I.   FINANCIAL INFORMATION


Item 1.    Financial Statements


                       GULF ISLAND FABRICATION, INC.
                        CONSOLIDATED BALANCE SHEET
                    (in thousands, except share data)
                                                          March 31,
                                                      ---------------------
                                                                    Pro Forma
                                                                     (Note 3)
                                          December 31,     1997        1997
                                              1996     (unaudited)  (unaudited)
                                          ------------ -----------  ----------
ASSETS

Current assets:
  Cash                                    $   1,357    $     410     $    410
  Contracts receivable, net                  11,674       22,608       22,608
  Contract retainage                          1,806          641          641
  Costs and estimated earnings in excess
  of billings on uncompleted contracts        1,306        1,608        1,608
  Prepaid expenses                              500          705          705
  Inventory                                   1,113        1,562        1,562
                                          ------------ ------------  ----------
   Total current assets                      17,756       27,534       27,534

Property,  plant and equipment, net          17,735       25,851       25,851

Other assets                                    418          562          562
                                          ------------ ------------  ----------
                                          $  35,909    $  53,947     $ 53,947
                                          ============ ============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                          $   1,081     $  4,473     $  4,473
Billings in excess of costs and estimated
 earnings on uncompleted contracts            2,205        1,356        1,356
Accrued employee costs                        1,903        1,921        1,921
Accrued expenses                              1,036        4,868        4,868
Income taxes payable                            -             84           84
Current portion of notes payable                530          548          548
Distribution to shareholders                    -             -        14,000
                                          ------------ ------------  ----------
   Total current liabilities                  6,755       13,250       27,250

Deferred income taxes (Note 3)                  -             -         1,243
Notes payable, less current portion           5,657       16,214       16,214
                                          ------------ ------------  ----------
   Total liabilities                         12,412       29,464       44,707
                                          ------------ ------------  ----------

Commitments and contingent liabilities (Note 6)

Shareholders' equity (Note 5):
Preferred stock, no par value,
 5,000,000 sharesauthorized,
 no shares issued and outstanding               -             -           -
Common stock, no par value,
 20,000,000 shares authorized,
 3,500,000 shares issued and
 outstanding                                  1,000        1,000        1,000
Additional paid-in capital                    6,670        6,670        6,670
Retained earnings                            15,827       16,813        1,570
                                          ------------ ------------  -----------
   Total shareholders' equity                23,497       24,483        9,240
                                          ------------ ------------  -----------
                                           $ 35,909     $ 53,947    $  53,947
                                          ============ ============  ===========

The accompanying notes are an integral part of these financial statements.



               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                  (in thousands, except per share data)


                                        Three months ended March 31,
                                        ----------------------------
                                             1996          1997
                                         -----------     ----------

Revenue                                    $ 19,504      $  30,224

Costs of revenue                             18,158         25,359
                                         -----------     ----------
Gross profit                                 1,346           4,865

General and administrative expenses            512           1,002
                                         -----------     ----------
Operating income                               834           3,863

Interest expense, net                           52             236
                                         -----------     ----------
Net income                                 $   782       $   3,627
                                         ===========     ==========

Pro forma data (Note 3):
 Net income, reported above                $   782        $  3,627
 Pro forma provision for income taxes
   related to operations as S Corporation      297           1,379
                                         -----------     ----------
 Pro forma net income                      $   485        $  2,248
                                         ===========     ==========
Pro forma per share data (Note 4):
 Pro forma net income per share
 (using 3,927,000 shares)                  $   .12        $    .57
                                         ===========     ==========


The accompanying notes are an integral part of these financial statements.


            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                (UNAUDITED)
                      (in thousands, except share data)


                                                  Additional
                               Common Stock        Paid-in   Retained
                             Shares      Amount    Capital   Earnings   Total
                           ---------    --------   -------  ---------  -------
Balance at
December 31, 1996          3,500,000    $ 1,000    $ 6,670  $ 15,827   $ 23,497

Dividends paid                 -            -         -       (2,641)    (2,641)

Net income                     -            -         -        3,627      3,627
                           ---------    --------   -------  ---------   -------
Balance at
March 31, 1997             3,500,000    $ 1,000    $ 6,670  $ 16,813   $ 24,483
                           =========    ========   =======  ========   ========

The accompanying notes are an integral part of these financial statements.


                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)
                             (in thousands)

                                                  Three months ended March 31,
                                              ---------------------------------
                                                   1996              1997
                                              --------------    ---------------

Cash flows from operating activities:
 Cash received from customers                    $ 10,047        $  23,862
 Cash paid to suppliers and employees             (9,900)          (20,578)
 Interest paid                                       (71)             (236)
                                              --------------    ---------------
   Net cash provided by operating activities           76            3,048
                                              --------------    ---------------
Cash flows from investing activities:
 Capital expenditures, net                        (1,777)           (5,664)
 Payment for purchase of Dolphin Services,
 net of cash acquired                                  -            (5,803)
 Proceeds from cash surrender value of
   insurance policy                                    -               253

   Net cash used in investing activities          (1,777)          (11,214)

Cash flows from financing activities:
 Proceeds from issuance of notes payable              325           10,048
 Principal payments on notes payable                   -               (45)
 Dividends paid                                     (597)           (2,641)
 Payment of costs associated with
  initial public offering                                             (143)
                                              --------------    ---------------
   Net cash provided by (used in)
   financing activities                             (272)            7,219
                                              --------------    ---------------
Net decrease in cash                              (1,973)             (947)

Cash at beginning of period                         2,084            1,357
                                              --------------    ---------------
Cash at end of period                            $    111        $     410
                                              ==============    ===============
Reconciliation of net income to
  net cash provided by operating activities:
   Net income                                    $    782        $   3,627
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     344              647
     Increase in contracts receivable              (9,456)          (6,138)
     (Increase) decrease in contract retainage        (86)           1,359
     (Increase) decrease in costs and
      estimated earnings in excess of billings
      on uncompleted contracts                        319             (247)
     Decrease in prepaid expenses
      and other assets                                119              524
     Increase in accounts payable
      and accrued expenses                          3,854            4,981
     Decrease in other liabilities                    -               (369)
     Increase (decrease) in billings in excess
      of costs and estimated earnings on
      uncompleted contracts                         4,200           (1,336)

    Net cash provided by operating activities    $     76        $   3,048
                                              ==============    ===============

The accompanying notes are an integral part of these financial statements.


              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly-owned subsidies (the "Company"). The Company, located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company's principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico.

On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales Inc. and Dolphin Sales and Rentals Inc. for $5.9 million. The acquired corporations perform fabrication, sandblasting, painting and construction for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico. On April 30, 1997 Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations collectively are referred to hereinafter as "Dolphin Services". (See Note 2.)

On February 13, 1997, the Board of Directors approved the filing of an initial registration statement on Form S-1 with the Securities and Exchange commission to register and sell 2.3 million shares of common stock. Shortly before the closing of the offering on April 9, 1997, the Company's current shareholders elected to terminate its status as an S Corporation, and the Company has become subject to federal and state income taxes. (See Note 3.)

The information presented for March 31, 1997 and for the three-month periods ended March 31, 1996 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three-month periods ending March 31, 1996 and 1997.

In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and disclosures normally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-21863), as declared effective by the Securities and Exchange Commission on April 3, 1997.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - ACQUISITION OF DOLPHIN SERVICES

On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services for $5.9 million which was financed by borrowings under the Company's line of credit. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's operations from January 2, 1997. Assuming the acquisition of Dolphin Services had occurred on January 1, 1996, pro forma revenue and pro forma net income for the three months ended March 31, 1996 would have been $24.1 million and $601,000, including a pro forma provision for income taxes assuming the Company had operated as a C Corporation. Pro forma net income per share for the three months ended March 31, 1996 would have been $.15, based on average common shares outstanding of 3,927,000.

NOTE 3 - TERMINATION OF S CORPORATION STATUS

On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes.
Prior to its termination as an S Corporation, the Company declared a distribution of $14 million to its current shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through March 31, 1997. The S Corporation earnings through April 4, 1997 were an immaterial part of the total distribution.

The pro forma balance sheet of the Company as of March 31, 1997 reflects a deferred income tax liability of $1.2 million resulting from the assumed termination of the S Corporation status and an accrual of $14 million for distribution of S Corporation undistributed tax basis earnings at that date. The amount of the Company's retained earnings that is not reclassified represents primarily the C Corporation earnings prior to the Company's election of subchapter S Corporation status in 1989. The Company will be required to record the cumulative effect of the deferred tax liability as a portion of the provision for income taxes for continuing operations in April 1997, upon termination of S Corporation status.

NOTE 4 - NET INCOME PER SHARE

Pro forma net income per share consists of the Company's historical net income as an S Corporation, adjusted for income taxes that would have been recorded had the Company operated as a C Corporation. This amount is divided by the weighted average shares of common stock outstanding after giving retroactive effect to the stock split described in Note 5 (3,500,000 shares), and increased to reflect the assumed issuance of sufficient additional shares to pay the distributions to shareholders in excess of historical net income for the year ended December 31, 1996 (427,000 shares). All such additional shares are assumed to be issued at the offering price of $15 per share, net of offering expenses (see
Note 5).

The Company used proceeds received from its public offering (Notes 1 and 5) to repay all outstanding debt at March 31, 1997. Accordingly, the Company has calculated a pro forma supplemental net income per share of $.50 for the three months ended March 31, 1997. The pro forma supplemental net income per share is calculated by (a) dividing the pro forma net income, increased by the interest expense, net of tax, on the debt outstanding at March 31, 1997, by (b) the 3,927,000 average shares outstanding, as increased to reflect the assumed issuance of sufficient additional shares to retire the debt calculated based on the date of issue of the debt (814,543 shares). All such additional shares are assumed to be issue at the offering price of $15 per share, net of offering expenses.

NOTE 5 - SHAREHOLDERS' EQUITY

On February 14, 1997, the shareholders took the following action:

(a) Authorized the issuance of 2.5 additional shares of no par value common stock for each of the then outstanding 1 million shares, which resulted in 3.5 million total outstanding shares. This recapitalization is reflected retroactively in the accompanying financial statements and per share calculations.
(b) Increased the authorized common shares from 10 million shares to 20 million shares.
(c) Authorized 5 million shares of no par value preferred stock. There are no preferred shares issued or outstanding.

On April 3, 1997, the Company's Registration Statement on Form S-1 (Registration No. 333-21863) was declared effective by the Securities and Exchange Commission. On April 9, 1997, the Company sold 2.3 million common shares pursuant to the registration statement, increasing the total shares outstanding to 5.8 million. The company received net proceeds from the sale of $31.3 million.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $63 million for punitive damages and for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The Company is vigorously contesting the plaintiff's claims and, based on the Company's analysis of those claims, the Company's defenses thereto, and the Court's rulings received to date, the Company believes that its liability for such claims, if any, will not be material to its financial position. In view of the uncertainties inherent in litigation, however, no assurance can be given as to the ultimate outcome of such claims.

The Company is subject to claims arising through the normal conduct of its business. While the ultimate outcome of such claims cannot be determined, management does not expect that these matters will have a material adverse effect on the financial position or results of operations of the Company.

Item 2.   Management's  Discussion  and  Analysis  of Financial
          Condition and Results of Operations


     This discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-21863), as declared effective by the Securities and Exchange Commission on April 3, 1997.

Results of Operations

     On January 2, 1997, the Company acquired all the outstanding stock of Dolphin Services , Inc. and its two affiliated corporations (collectively, "Dolphin Services"). As used hereinafter, unless the context requires otherwise, the term "Company" refers to the Company and Dolphin Services on a consolidated basis, the term "Parent" refers to the Company only and the term "Subsidiary" refers to Dolphin Services only. The Statement of Income included in the financial statements reported herein presents the results of operations of the Company for the first quarter ended March 31, 1997, compared to the results of operations of the Parent for the first quarter ended March 31, 1996.

     The following table sets forth the results of operations of the Parent, the Subsidiary and the Company for the first quarter of 1997 and the results of operations of the Parent for the first quarter of 1996. The Company converted to C corporation status on April 4, 1997. Pro forma provision for income taxes and pro forma net income give effect to federal and state income taxes as if all entities presented had been taxed as C corporations during the entire first quarters of both 1996 and 1997. (See Note 3 to the Financial Statements appearing elsewhere in this report.).


                                                                              First Quarter
                                            First Quarter Ended March 31,          Ended
                                            1997                               March 31,1996
                                        ---------------------------------   ---------------
                                                                (Unaudited)
                                                  (In thousands, except per share amounts)
                                            Parent   Subsidiary  Company         Parent
                                          ---------  ---------- --------      ------------
Revenue                                    $  22,589  $   7,635  $ 30,224      $  19,504
Cost of revenue (excluding depreciation)      18,232      6,517    24,749         17,827
Depreciation                                     495        115       610            331
                                           ---------  ----------  --------     ------------
Gross Profit                                   3,862      1,003     4,865          1,346
General and administrative expenses              708        294     1,002            512
                                          ---------  ----------  --------     ------------
Operating Income                               3,154        709     3,863            834
Interest expense, net                            226         10       236             52
Net income                                 $   2,928  $     699  $  3,627      $     782
Pro forma provision for income taxes           1,113        266     1,379            297
                                          ---------  ----------  --------     ------------
Pro forma net income                       $   1,815  $     433  $  2,248      $     485
                                           =========  =========  ========      ============
Pro forma net income per share                                   $   0.57      $    0.12
                                                                 ========      ============
Average common shares                                               3,927          3,927




     During the first quarter of 1997, the high activity levels in the oil industry had an increasing effect in the fabrication sector. This was the primary cause of the $3.0 million increase in Parent's revenues during the first quarter of 1997, as the volume of direct labor hours applied to contracts increased 18% to 294,000 hours for the first quarter of 1997 from 249,000 hours for the first quarter of 1996. The same high activity levels caused upward pressure on pricing and thus profit margins for fabrication work, as Parent's gross profit increased by $2.5 million and gross profit margins increased to 17.1% in the first quarter of 1997 from 6.9% in the same quarter of 1996. Also contributing to higher margins was the fact that, during the first quarter of 1997 the ratio of revenue derived from the direct labor hours worked (on which the Company recognizes substantial profit margins) as compared to revenue derived from the materials component of contracts (on which the Company recognizes relatively low profit margins) was higher than the ratio of revenue from direct labor hours worked to revenue from materials during the first quarter of 1996. The Company's on-going purchase of labor-saving equipment and implementation of labor-saving procedures also contributed to higher margins realized per direct labor hour worked.

     Depreciation expense for the Company increased $279,000 to $610,000 for the first quarter of 1997 compared to $331,000 for the Parent for the first quarter of 1996. The on-going purchase of equipment and facilities expansion and improvements at the Parent contributed $164,000 of this increase, and the remaining $115,000 increase was generated by the newly acquired Subsidiary.

     The Company's selling, general and administrative (SG&A) expenses were $1.0 million for the first quarter of 1997 compared to $512,000 for the Parent for the first quarter of 1996. This increase of $490,000 is made up of the following:
(a) $294,000 is due to the additional SG&A costs of the Subsidiary (b) $100,000 is due to a higher accrual of employee incentives at the Parent company which resulted from increased profits for the first quarter of 1997, and (c) $96,000 is due to the additional SG&A costs associated with increased production levels and the reporting requirements of a public company.

     The Company's interest expense increased to $236,000 in 1997 from $52,000 for the Parent in 1996 due to increased borrowings under the Company's bank credit facility in 1997, resulting from the purchase of Dolphin Services for $5.9 million in addition to equipment purchases and facility improvements of $5.7 million in 1997.

     As a result of the termination of the Company's S corporation status, the Company will be required to record the cumulative effect of the deferred tax liability of approximately $1.3 million as a portion of the provision for income taxes for continuing operations in the second quarter of 1997. This will be reflected both on the Company's balance sheet and on the Company's income statement for the second quarter of 1997. On April 9, 1997, the Company completed its initial public offering (the "Offering"), in which 2.3 million shares were issued. The common shares and equivalent shares outstanding after the Offering were approximately 5.9 million, including 100,000 shares available under the Company's Long-Term Incentive Plan. The additional shares outstanding will be reflected in earnings per share calculations to be reported by the Company in the future.

Liquidity and Capital Resources

     The proceeds of the Offering received by the Company on April 9, 1997 were $31.3 million net of underwriting discounts and other costs of $3.2 million. Of the proceeds, the Company used $31.1 million to repay all of the indebtedness outstanding under the Company's bank credit facility. The balance of the proceeds was used by the Company as additional working capital.

     Historically, the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $3.0 million for the quarter ended March 31, 1997, primarily attributable to cash received from customers related to increased sales. Net cash used in investing activities of $11.2 million was primarily due to capital expenditures and the purchase of Dolphin Services. Net cash provided by financing activities of $7.2 million was due to borrowings under the Company's line of credit to fund the investing activities, offset by dividends paid to shareholders.

     Historically, the Company's capital requirements have been primarily for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. During the quarter ended March 31, 1997, the Company had capital expenditures of approximately $5.7 million. Of that amount, $4.3 million was for the purchase of two new Manitowoc Model M250 cranes, $344,000 for a used American Model 5300 crane, $625,000 for the installation of skidways, and $395,000 for various fabrication equipment.

     At March 31, 1997, the Company had approximately $16.8 million of outstanding indebtedness, including $16.5 million under its bank credit facility. After March 31, 1997 and prior to the completion of the Offering, the Company borrowed an additional $14.0 million under the bank credit facility to fund the remainder of the distributions made to shareholders prior to termination of the Company's S corporation status.

     The  Company's bank credit facility currently provides for a revolving  line  of  credit  (the  "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by  Citibank,  N.A. or LIBOR
plus  1 and 1/2%.   The  Revolver  matures  December  31, 1999 and  is
secured  by a mortgage on the Company's real estate,  equipment
and fixtures,  and  by  the  stock  of  Dolphin  Services.   As
additional security the Company has caused Dolphin Services to guarantee the Company's obligations under the Revolver. After completion of the offering, the Company had $20.0 million available under the Revolver.

     At March 31, 1997 the Company's bank credit facility also provided for a non-revolving facility of $15.0 million. Payment of this non-revolving facility on April 9, 1997 as a use of proceeds of the offering effectively terminated this portion of the loan package, leaving only the $20.0 million Revolver in place. The weighted average interest rate on the indebtedness as of March 31, 1997 was 8.0%.

     Capital expenditures for the remaining three quarters of 1997 are estimated to be approximately $10.5 million, including $4.5 million for the purchase of three new Manitowoc Model 888 crawler cranes, $1.3 for the main yard fabrication shop expansion, $800,000 for West Yard expansion and for various fabrication equipment and facility expansion. Management believes that the remaining net proceeds of the Offering, its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs.
However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.




                   PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     Prior to the effective date of the Company's initial public offering, the shareholders of the Company took the following actions on the dates indicated:

     (a) On January 31, 1997, acting by consent of the holders of 87.4% of the outstanding voting shares in lieu of an annual meeting of shareholders, (i) amended the Company's by-laws to increase the number of directors authorized therein to seven and (ii) elected the following as directors of the Company, each to serve until the annual meeting of shareholders occurring in the year indicated after his name: Thomas E. Fairley (1998), Hugh J. Kelly (1998), Gregory J. Cotter (1999), John P. Laborde (1999), Kerry J. Chauvin (2000), Alden J. Laborde (2000) and Huey J. Wilson (2000);

     (b) On February 13, 1997, acting by consent of the holders of 91% of the outstanding voting shares in lieu of a special meeting of shareholders, having voting power with respect to the action taken, approved adoption by the Board of Directors of the Company of a Long-Term Incentive Compensation Plan pursuant to which economic incentives in various forms may be granted to officers and employees of the Company; and

     (c) On various dates between January 31 and February 8, 1997, in lieu of a special meeting of shareholders, by consent of the holders of 69.0% of the outstanding voting shares in lieu of a special meeting of shareholders, approved (i) amendments to the Company's articles of incorporation and other actions, pursuant to which the number of authorized shares of capital stock of the Company was increased to 25 million, of which 20 million shares are common stock and five million shares are preferred stock and (ii) a 3.5-for-one split of the outstanding shares of Company common stock.

     Because no shares were held of record by nominees, there were no broker non-votes with respect to any of the matters described above.

Item 5.   Other Information

     On April 30, 1997 the Company announced its first quarter, 1997 earnings and related matters. Such matters are described in the press release attached hereto as Exhibit 99.1.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1 Sixth Amended and Restated Revolving Credit Agreement among the Company, First National Bank of Commerce and Whitney National Bank, dated as of May 1, 1997.

          99.1 Press release issued by the Company on April 30, 1997 announcing its first quarter, 1997 earnings and related matters.

     (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.


                            SIGNATURES

     Pursuant to the requirements  of  the  Securities Exchange
Act of 1934, the registrant has duly caused this  report  to be
signed   on  its  behalf  by  the  undersigned  thereunto  duly
authorized.


                               GULF ISLAND FABRICATION,INC.


                              By:  /s/ Joseph P. Gallagher, III
                                  ------------------------------
                                     Joseph P. Gallagher, III
                                     Vice President- Finance
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)


Date: May 14, 1997.