Form 10-Q/A
period 1997-03-31
GULF ISLAND FABRICATION INC
filed 1997-06-06
CIK 1031623

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                                FORM 10-Q/A


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

                          Yes          No       X


As of May 14, 1997, there were 5,800,000 shares of common stock, no par value, outstanding.


Explanation of Filing.

     This Form 10-Q/A is being filed to correct a single typographical error appearing on the cover sheet of the Form 10-Q for the quarterly period ended March 31, 1997, which was filed by the Registrant on May 15, 1997 (the "Form 10-Q"). The statement at the bottom of the cover sheet of the Form 10-Q states that as of May 14, 1997 there were 3,500,000 shares of common stock, no par value, outstanding. The number of shares outstanding on that date was in fact 5,800,000. The attached cover sheet of this Form 10-Q/A has been corrected accordingly.



                            SIGNATURES

     Pursuant  to  the  requirements of the Securities Exchange
Act of 1934, the Registrant  has  duly caused this report to be
signed  on  its  behalf  by  the  undersigned   thereunto  duly
authorized.


                           GULF ISLAND FABRICATION, INC.


                           By: /s/ Joseph P. Gallagher, III
                              ----------------------------------
                                 Joseph P. Gallagher, III
                                 Vice President - Finance
                  (Principal Financial Officer and Duly Authorized Officer)


Date: June 6, 1997.