Form 10-Q
period 1997-06-30
GULF ISLAND FABRICATION INC
filed 1997-08-14
CIK 1031623

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                                FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                    OR

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                      Commission File Number 0-22303


                        GULF ISLAND FABRICATION, INC.
            (Exact Name of Registrant as Specified in its Charter)


        LOUISIANA                                       72-1147390
(State or Other Jurisdiction of             (I.R.S.Employer Identification No.)
Incorporation or Organization)

      583 THOMPSON ROAD,
       HOUMA, LOUISIANA                                  70363
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

                              Yes     X    No




As of August 11, 1997, there were 5,800,000 shares of common stock, no par value, outstanding.


                         GULF ISLAND FABRICATION, INC.

                                   INDEX


                                                                          Page

Part I.         Financial Information

      Item 1.   Financial Statements

                Consolidated Balance Sheets -
                December 31, 1996 and June 30, 1997                           1

                Consolidated Statements of Income -
                Three and Six Months Ended June 30, 1996 and June 30, 1997    2

                Consolidated Statements of Changes in Shareholders' Equity -
                Three and Six Months Ended June 30, 1997                      3

                Consolidated Statements of Cash Flows -
                Three and Six Months Ended June 30, 1996 and June 30, 1997    4

                Notes to the Consolidated Financial Statements                5

      Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    8

Part II.       Other Information                                             12


      Item 4.     Submission of Matters to a Vote of Security Holders        12


      Item 5.     Other Information                                          12

      Item 6.     Exhibits and Reports on Form 8-K                           12






                      PART I. FINANCIAL INFORMATION

Item 1. Financial statements


                      GULF ISLAND FABRICATION, INC.
                       CONSOLIDATED BALANCE SHEET
                    (in thousands, except share data)



                                                   December 31,    June 30,
                                                       1996          1997

ASSETS

Current assets:
  Cash                                              $   1,357   $    4,302
  Contracts receivable, net                            11,674       24,536
  Contract retainage                                    1,806          998
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                    1,306        3,326
  Prepaid expenses                                        500          695
  Inventory                                             1,113        1,396

   Total current assets                                17,756       35,253

Property,  plant and equipment, net                    17,735       26,994

Other assets                                              418          428

                                                    $  35,909   $   62,675

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   1,081   $    6,148
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                             2,205        4,587
  Accrued employee costs                                1,903        2,417
  Accrued expenses                                      1,036        2,336
  Income taxes payable                                     -         1,976
  Current portion of notes payable                        530          135

   Total current liabilities                            6,755       17,599

Deferred income taxes (Note 3)                             -         1,144
Notes payable, less current portion                     5,657          -

   Total liabilities                                   12,412       18,743

Commitments and contingent liabilities (Note 6)

Shareholders' equity (Note 5):
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding             -        -
  Common stock, no par value, 20,000,000 shares
   authorized, 3,500,000 and 5,800,000 shares
   issued and outstanding                               1,000        4,133
  Additional paid-in capital                            6,670       34,865
  Retained earnings                                    15,827        4,934
   Total shareholders' equity                          23,497       43,932

                                                     $ 35,909   $   62,675



                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands, except per share data)


                                         Three months ended            Six months ended
                                              June 30,                      June 30,
                                         1996          1997           1996         1997

Revenue                              $   21,704    $   35,023    $    41,208   $   65,247

Costs of revenue                         19,078        28,599         37,236       53,958

Gross profit                              2,626         6,424          3,972       11,289

General and administrative
 expenses                                   488         1,144          1,000        2,146

Operating income                          2,138         5,280          2,972        9,143

Interest expense, net                       141            39            193          275
Income before provision for
 income taxes                             1,997         5,241          2,779        8,868

Provision for income taxes:
 Current provision                         -            1,976            -          1,976
 Cumulative deferred provision             -            1,144            -          1,144

Net income                           $    1,997    $    2,121   $      2,779   $    5,748

Pro forma data (Note 3):
 Income before provision for
   income taxes, reported above      $    1,997    $    5,241   $      2,779   $    8,868
 Current provision                        -             1,976            -          1,976
 Pro forma provision for income
   taxes related to operations as
   S Corporation                            759           -            1,056        1,379

Pro forma net income                 $    1,238    $    3,265   $      1,723   $    5,513

Pro forma per share data (Note 4):
 Pro forma net income per share      $     0.32          0.57           0.44   $     1.14

Pro forma weighted average
 common shares                        3,927,000     5,732,000      3,927,000    4,835,000



                      GULF ISLAND FABRICATION, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               (UNAUDITED)
                    (in thousands, except share data)



                               Common        Common    Additional               Total
                               Stock         Stock     Paid-In     Retained
                               Shares        Amount    Capital     Earnings
                               ---------     -------   ----------  ---------
Balance at December 31, 1996   3,500,000     $ 1,000   $  6,670    $  15,827    $   23,497

Net proceeds from issuance of
common stock                   2,300,000     $ 3,133   $ 28,195         -       $   31,328

Dividends paid                      -            -         -       $ (16,641)   $  (16,641)

Net income                          -            -         -       $   5,748    $    5,748

Balance at June 30, 1997       5,800,000     $ 4,133   $ 34,865    $   4,934    $   43,932


                      GULF ISLAND FABRICATION, INC
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)
                            (in thousands)


                                             Three months ended         Six Months ended
                                                 June 30,                   June 30,
                                             1996        1997        1996         1997

Cash flows from operating activities:
 Cash received from customers                $ 18,839    $ 34,250    $   33,320   $   58,112
 Cash paid to suppliers and employees         (18,659)    (29,347)      (33,016)     (49,926)
 Interest paid                                   (145)        (37)         (192)        (273)

   Net cash provided by operating
    activities                                     35       4,866           112        7,913

Cash flows from investing activities:
 Capital expenditures, net                     (3,307)     (1,818)       (5,083)      (7,481)
 Payment for purchase of Dolphin
   Services, net of cash acquired                   -          -            -         (5,803)
 Proceeds from cash surrender value
   of insurance policy                              -          -            -            253

Net cash used in investing activities          (3,307)     (1,818)       (5,083)     (13,031)

Cash flows from financing activities:
 Proceeds from issuance of notes payable        7,698      19,400        14,098       41,900
 Principal payments on notes payable           (4,033)    (36,027)      (10,110)     (48,524)
 Net proceeds from initial public offering       -         31,471           -         31,471
 Dividends paid                                  (313)    (14,000)         (910)     (16,641)
 Payment of costs associated with initial
   public offering                                 -          -            -            (143)

Net cash provided by financing activities       3,352         844         3,078        8,063

Net increase (decrease) in cash                    80       3,892        (1,893)       2,945

Cash at beginning of period                       111         410         2,084        1,357

Cash at end of period                             191       4,302           191        4,302

Reconciliation of net income to net cash provided by operating activities:

Net income                                      1,997       2,121         2,779        5,748

Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                   348         692           686        1,339
   Decrease in contracts receivable              (473)     (1,928)       (9,930)      (8,065)
   (Increase) decrease in contract retainage      208        (357)          123        1,001
   Decrease in costs and estimated earnings
    in excess of billings on  uncompleted
    contracts                                    (658)     (1,718)         (339)      (1,964)
   (Increase) decrease in prepaid expenses
    and other assets                             (250)        254          (131)         679
   Decrease in inventory                           -         (104)           -            (6)
   Increase (decrease) in accounts payable
    and accrued expenses                          805        (361)        4,666        4,620
   Decrease in other liabilities                   -          -              -            -
   Increase in deferred taxes                      -        1,144            -         1,144
   Increase in income taxes payable                -        1,892            -         1,523
   Increase (decrease) in billings in excess
    of costs and estimated earnings on
    uncompleted contracts                      (1,942)      3,231         2,258        1,894

Net cash provided by operating activities    $     35    $  4,866    $      112     $  7,913


                      GULF ISLAND FABRICATION, INC.

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly-owned subsidiaries (the "Company"). The Company, located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company's principal markets are concentrated in the offshore regions of the Gulf of Mexico.

On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales Inc. and Dolphin Sales and Rentals Inc. for $5.9 million. The acquired corporations perform fabrication, sandblasting, painting and construction for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico. On April 30, 1997, Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations are referred to hereinafter collectively as "Dolphin Services" (See Note 2.)

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

The information presented for June 30, 1997 and for the three-month and six-month periods then ended, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the three-month and six-month periods ending June 30, 1996 and 1997.

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

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - ACQUISITION OF DOLPHIN SERVICES

On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services for $5.9 million which was financed by borrowings under the Company's line of credit. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's operations from January 2, 1997. Assuming the acquisition of Dolphin Services had occurred on January 1, 1996, pro forma revenue and pro forma net income for the three months and six months ended June 30, 1996 would have been $27.3 million and $1.4 million and $51.4 and $2.0 million, including a pro forma provision for income taxes assuming the Company had operated as a C Corporation. Pro forma net income per share for the three months and six months ended June 30, 1996 would have been $.37 and $.52, based on average common shares outstanding of 3,927,000.

NOTE 3 - TERMINATION OF S CORPORATION STATUS

On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its current shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the total distribution.

The balance sheet of the Company as of June 30, 1997 reflects a deferred income tax liability of $1.1 million resulting from the termination of the S Corporation status. The amount of the Company's retained earnings represents primarily the C Corporation earnings prior to the Company's election of subchapter S Corporation status in 1989 and earnings for the three months ended June 30, 1997.

The pro forma income statement presentation reflects an additional provision for income taxes as if the Company had been subject to federal and state income taxes since January 1, 1996 using an assumed effective tax rate of approximately 38%.

NOTE 4 - PRO FORMA PER SHARE DATA

Pro forma per share data for the three and six month periods ended June 30, 1997 consists of the Company's historical income, adjusted to reflect income taxes as if the Company had operated as a C Corporation for all of the periods ended June 30, 1997. This calculation excludes the charge of $1,144,000 related to cumulative deferred income taxes resulting from conversion to a C Corporation on April 4, 1997. The weighted average share calculations included the assumed issuance of additional shares sufficient to pay the distributions to shareholders, to the extent such distributions exceeded net income for the year ended December 31, 1996.

The Company used proceeds received from its public offering to repay all outstanding debt at the time of the offering. Accordingly, the Company has calculated a pro forma supplemental net income per share of $1.07 for the six months ended June 30, 1997 (effect immaterial for three months ended June 30, 1997). The supplemental amount is calculated by (a) dividing the pro forma net income, increased by the interest expense, net of tax, on the debt extinguished, by (b) average shares outstanding, as increased to reflect the assumed issuance of sufficient additional shares to retire the debt calculated based on the date of issue of the debt. All such additional shares are assumed to be issued at the offering price of $15 per share, net of offering expenses.

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

NOTE 7 - SUBSEQUENT EVENT

Subsequent to June 30, 1997, options to purchase 100,000 shares of Common Stock have been granted to employees of the Company under the Long-Term Incentive Plan. The option exercise price is equal to the fair market value of the Common Stock on the date of the grant and, accordingly, no compensation expense was recognized in connection with the issuance of these options.



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

Results of Operations

      On January 2, 1997, the Company acquired all the outstanding stock of Dolphin Services, Inc. and its two affiliated corporations (collectively, "Dolphin Services"). As used hereinafter, unless the context requires otherwise, the term "Company" refers to the Company and Dolphin Services on a consolidated basis, the term "Parent" refers to the Company only and the term "Subsidiary" refers to Dolphin Services only. The Statement of Income included in the unaudited financial statements presents the results of operations of the Company for the second quarter and six months ended June 30, 1997, compared to the results of operations of the Parent for the second quarter and six months ended June 30,1996.

      The Company's revenues for the second quarter and six months ended June 30, 1997, were $35.0 million ($29.0 million for the Parent) and $65.2 million ($51.6 million for the Parent), respectively, an increase of 61.3% and 58.3% compared to $21.7 million and $41.2 million in revenues for the Parent for the second quarter and six months ended June 30, 1996. The high activity levels in the oil industry during 1997 caused increased demand and thus upward pressure on the pricing of the Company's goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the second quarter and six months ended June 30, 1997, respectively, over the comparable periods in 1996.

The increased volume and strong pricing enabled the Company to produce gross profit of $6.4 million (18.3% of sales) and $11.3 million (17.3% of sales) for the second quarter and six months ended June 30, 1997, respectively, compared to the $2.6 million (12.1% of sales) and $4.0 million (9.6% of sales) of gross profit, respectively, for the Parent, for the second quarter and six months ended June 30, 1996.

      Depreciation in Costs of Revenue for the Company for the second quarter and six months ended June 30, 1997 was $655,000 and $1.3 million, respectively, an increase of $324,000 and $606,000, compared to the $331,000 and $661,000 in depreciation for the Parent for the second quarter and six months ended June 30, 1996. The on-going purchase of equipment and facilities expansion and improvements at the Parent contributed $214,000 and $394,000, respectively, of this increase, and the remaining $110,000 and $212,000 increase was generated by the newly acquired Subsidiary.

      The Company's selling, general, and administrative (S,G, & A) expenses were $1.1 million and $2.1 million respectively for the second quarter and six months ended June 30, 1997, compared to $488,000 and $1.0 million, respectively, for the Parent for the second quarter and six months ended June 30, 1996. This increase of $656,000 and $1.1 million, respectively, for the second quarter and six-month periods were caused by the following:
(a) $304,000 and $598,000, respectively, are due to the additional S,G, & A costs of the Subsidiary (b) $200,000 and $300,000, respectively, were due to the greater accrual of performance-based employee incentives at the Parent which resulted from increased profits for the second quarter and six months ended June 30, 1997, and (c) $152,000 and $249,000, respectively, were due to the additional costs associated with increased production levels and the reporting requirements of a public company for 1997.

      The Company's interest expense decreased to $39,000 for the second quarter of 1997 compared to $141,000 for the second quarter of 1996, but increased to $275,000 for the first six months of 1997 compared to $193,000 for the first six months of 1996. Weighted average borrowings of the first quarter of 1997 were high and, as a result of the use of the net proceeds from the Company's initial public offering, the weighted average borrowings of the second quarter of 1997 were low, in comparison to the same periods in 1996.

      The Company converted to C Corporation status on April 4, 1997. Pro forma provision for income taxes and pro forma net income give effect to federal and state income taxes as if all entities presented had been taxed as C corporations during all the periods presented of both 1996 and 1997. Pro forma net income excludes the non-recurring charge of $1.1 million to record the cumulative deferred income tax provision upon the election on April 4, 1997 to convert from S corporation status to C corporation status. (See Note 3 to the Financial Statements appearing elsewhere in this report).


Liquidity and Capital Resources

      The Company completed its initial public offering on April 9, 1997 in which it sold 2.3 million shares of common stock for net proceeds of $31.3 million after underwriting discounts and other costs of $3.2 million. Of the net proceeds, the Company used $31.1 million to repay all of the indebtedness outstanding under the Company's bank credit facility. The balance of the proceeds was used by the Company as additional working capital.

      Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $7.9 million for the six months ended June 30, 1997, primarily attributable to cash received from customers related to increased sales. Net cash used in investing activities for the six months ended June 30, 1997 was $13.0 million, related to the $5.9 million purchase of Dolphin Services and $7.5 million of capital expenditures. The Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. During the six months ended June 30, 1997, the Company purchased two new Manitowoc Model M250 cranes, a used American Model 5300 crane, installed construction skidways, and acquired various other fabrication equipment and facilities.

      Net cash provided by financing activities of $8.1 million for the six months ended June 30, 1997 represented the net proceeds of $31.3 million of the initial public offering offset by $16.6 million of dividends paid to shareholders in connection with the termination of the Company's S corporation status prior to the initial public offering, and $6.6 million net payments of notes payable under the bank credit facility.

      The Company's bank credit facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 11/2%. The Revolver matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and by the stock of Dolphin Services. As additional security the Company has caused Dolphin Services to guarantee the Company's obligations under the Revolver. At June 30, 1997 there were no borrowings outstanding under the credit facility.

      Capital expenditures for the remaining six months of 1997 are estimated to be approximately $8.6 million, including the purchase of three new Manitowoc Model 888 crawler cranes, expansion of the main yard fabrication shop, expansion of the West Yard fabrication area and various other fabrication equipment purchases and facility expansion. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.


                             PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders

               Effective April 4, 1997, prior to the sale  of shares by the
          Company   in   connection   with  its  initial  public  offering,
          shareholders holding, in the aggregate, 3,169,600 (90.56%) of the then outstanding shares of common stock of the Company executed a written consent to the election by the Company to terminate the status of the Company as an S-corporation for purposes of Section 1362(d)(1)(D) of the Internal Revenue Code of 1986, as amended. In connection with the termination of the Company's status as an S-corporation, shareholders holding all of the Company's 3,500,000 outstanding shares of common stock executed during April 1997 a consent pursuant to Section 1362(e)(3)(B) of the Internal Revenue Code of 1986, as amended, electing to cause the books of the Company to be closed as of April 4, 1997 in order to allocate, for federal income tax purposes, the taxable income of the Company for the period January 1, 1997 through April 4, 1997 solely to those persons who were shareholders during that period.

               No shares were held of record by nominees and there were no broker non-votes with respect to the matters described above.

          Item 5.   Other Information

               On July 24, 1997 the Company announced its second quarter, 1997 earnings and related matters. Such matters are described in the press release attached hereto as Exhibit 99.1.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits.

               27.1 Financial data schedule.

               99.1 Press  release issued by the Company on July  24,  1997
                    announcing   its  second  quarter,  1997  earnings  and
                    related matters.

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

          Date: August 14, 1997.