Form 10-Q
period 1997-09-30
GULF ISLAND FABRICATION INC
filed 1997-11-12
CIK 1031623

UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549



				  FORM 10-Q


	 [X] QUARTERLY REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended September 30, 1997

				     OR

	 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		       SECURITIES EXCHANGE ACT OF 1934

	     For the transition period from __________ to __________


			Commission File Number 0-22303


			 GULF ISLAND FABRICATION, INC.
	     (Exact Name of Registrant as Specified in its Charter)

	LOUISIANA                                         72-1147390
(State or Other jurisdiction of             (I.R.S Employer Identification No.)
Incorporation or Organization)


     583 THOMPSON ROAD
     HOUMA, LOUISIANA                                        70363
(Address of Principal Executive Offices)                   (Zip Code)

			       (504) 872-2100
	      (Registrant's Telephone Number, Including Area Code


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			     Yes __X__    No _____

	As of November 11, 1997, there were 11,600,000 shares of common stock, no par value, outstanding.



			GULF ISLAND FABRICATION, INC.

				   INDEX

												Page

PART I  Financial Information

Item 1  Financial Statements (Unaudited)
	Consolidated Balance Sheet
	"December 31, 1996 and September 30, 1997"                                    1
	Consolidated Statement of Income
	"Three and Nine Months Ended September 30, 1996 and 1997"                     2
	Consolidated Statement of Changes in  Shareholders' Equity
	"Nine Months Ended September 30, 1997"                                        3
	Consolidated Statement of Cash Flows
	"Three and Nine Months Ended September 30, 1996 and 1997"                     4
	Notes to Consolidated Financial Statements                                    5

Item 2  Management's Discussion and Analysis of Financial                      8
	Condition and Results of Operations

PART II Other Information

Item 5.         Other Information                                             10

Item 6.         Exhibits and Reports on Form 8-K                              10


Signatures                                                                    11




		       PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

			GULF ISLAND FABRICATION, INC.
			 CONSOLIDATED BALANCE SHEET

		     (in thousands, except share data)


												September 30,
									     December 31,          1997
										1996             (unaudited)
									   --------------      --------------
					ASSETS

Current assets:
Cash                                                                        $    1,357         $    4,774
Contracts receivable, net                                                       11,674             23,777
Contract retainage                                                               1,806              1,209
Costs and estimated earnings in excess of billings
on uncompleted contracts                                                         1,306              3,333
Prepaid expenses                                                                   500                579
Inventory                                                                        1,113              1,221
									    ------------       ------------
Total current assets                                                            17,756             34,893
Property, plant and equipment, net                                              17,735             31,533
Other assets                                                                       418                428
									    ------------       ------------
									    $   35,909         $   66,854
									    ============       ============



				LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
Accounts payable                                                            $    1,081         $    5,499
Billings in excess of costs and estimated
earnings on uncompleted contracts                                                2,205              5,635
Accrued employee costs                                                           1,903              3,072
Accrued expenses                                                                 1,036              2,359
Income taxes payable                                                                -               1,441
Current portion of notes payable                                                   530                 -
									    ------------       ------------
Total current liabilities                                                        6,755             18,006
Deferred income taxes                                                               -               1,218
Notes payable                                                                    5,657                 -
									    ------------       ------------
Total liabilities                                                               12,412             19,224


Contingencies (Note 5)

Shareholders' equity (Note 1):
Preferred stock, no par value, 5,000,000 shares
authorized, no shares issued and outstanding                                       -                  -
Common stock, no par value, 20,000,000 shares authorized, outstanding
7,000,000 shares at December 31, 1996 and 11,600,000 shares at
September 30, 1997                                                               1,000              4,133
Additional paid-in capital                                                       6,670             34,865
Retained earnings                                                               15,827              8,632
									    ------------       ------------
Total shareholders' equity                                                      23,497             47,630
									    ------------       ------------
									    $   35,909         $   66,854
									    ============       ============

	 See Accompanying Notes to Consolidated Financial Statements (Unaudited)



			  GULF ISLAND FABRICATION, INC.
			CONSOLIDATED STATEMENT OF INCOME
				  (UNAUDITED)
		(in thousands, except share and per share data)

						     Three months ended             Nine months ended
							September 30,                  September 30,
						     1996           1997           1996            1997
						  -----------   ------------   -----------    ------------
Revenue                                           $   19,168    $    36,311    $   60,376     $   101,556

Cost of revenue                                       16,039         29,325        53,275          83,282
						  -----------   ------------   -----------    ------------
Gross profit                                           3,129          6,986         7,101          18,274

General and administrative expense                       567          1,115         1,567           3,262
						  -----------   ------------   -----------    ------------
Operating income                                       2,562          5,871         5,534          15,012

Interest expense (income), net                           104            (61)          297             212
						  -----------   ------------   -----------    ------------
Income before income taxes                             2,458          5,932         5,237          14,800

Provision for income taxes                                -           2,234            -            4,210

Cumulative deferred tax provision                         -                            -            1,144
						  -----------   ------------   -----------    ------------
Net income                                        $    2,458    $     3,698    $    5,237     $     9,446
						  ===========   ============   ===========    ============


Pro forma data (Note 3):
  Income before income taxes                      $    2,458    $     5,932    $    5,237     $    14,800

  Provision for income taxes                              -           2,234            -            4,210

  Pro forma provision for income taxes
  related to operations as S Corporation                 934             -          1,990           1,379
						 -----------   ------------   -----------    ------------
Pro forma net income                              $    1,524    $     3,698    $    3,247     $     9,211
						 ===========   ============   ===========    ============
Pro forma per share data (Notes 4 and 6):
  Pro forma net income per share                  $     0.19    $      0.31    $     0.41     $      0.89
						 ===========   ============   ===========    ============
Pro forma weighted average common shares           7,854,000     11,742,000     7,854,000      10,370,000
						 ===========   ============   ===========    ============

	 See Accompanying Notes to Consolidated Financial Statements (Unaudited)








			GULF ISLAND FABRICATION, INC.
	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
				(UNAUDITED)
		      (in thousands, except share data)




								     Additional
					 Common Stock                Paid-in          Retained
				     Shares          Amount          Capital          Earnings               Total
				    ----------    ----------       -------------    ------------          ----------
Balance at January 1,1997           7,000,000     $   1,000        $    6,670       $   15,827            $  23,497


Net proceeds from issuance of
common stock                        4,600,000         3,133            28,195               -                31,328

Dividends paid                           -               -               -             (16,641)             (16,641)

Net income                               -               -               -               9,446                9,446
				   -----------    -----------      -----------      ------------          -----------
Balance at September 30, 1997      11,600,000     $   4,133        $   34,865       $    8,632            $  47,630
				   ===========    ===========      ===========      ============          ===========

	See Accompanying Notes to Consolidated Financial Statements (Unaudited)





			  GULF ISLAND FABRICATION, INC.
		      CONSOLIDATED STATEMENT OF CASH FLOWS
				  (UNAUDITED)
				(in thousands)


							    Three months ended September 30,       Nine months ended September 30,
								  1996              1997                1996            1997
							     -------------    -------------       -------------   -------------
Cash flows from operating activities:
Cash received from customers                                 $    25,728      $    37,897         $    59,048     $    96,009
Cash paid to suppliers and employees                             (17,788)         (32,045)            (50,804)        (81,971)
Interest collected (paid)                                           (106)              61                (298)           (212)
							     -------------    -------------       -------------   -------------
	Net cash provided by operating activities                  7,834            5,913               7,946          13,826
							     -------------    -------------       -------------   -------------
Cash flows from investing activities:

Capital expenditures, net                                           (398)          (5,306)             (5,481)        (12,787)
Payment for purchase of Dolphin Services, net of
cash acquired (Note 2)                                                -                -                   -           (5,803)
Proceeds form cash surrender value policy                             -                -                   -              253
							     -------------    -------------       -------------   -------------

	Net cash used in investing activities                       (398)          (5,306)             (5,481)        (18,337)
							     -------------    -------------       -------------   -------------
Cash flows from financing activities:
    Proceeds from initial public offering                              -                -                   -          31,328
    Proceeds from issuance of notes payable                        1,800                -              15,898          41,900
    Principal payments on notes payable                           (6,918)            (135)            (17,028)        (48,659)
    Dividends paid                                                  (797)               -              (1,707)        (16,641)
							     -------------    -------------       -------------   -------------

	Net cash provided by (used in) financing activities       (5,915)            (135)             (2,837)          7,928
							     -------------    -------------       -------------   -------------

Net increase (decrease) in cash                                    1,521              472                (372)          3,417
							     -------------    -------------       -------------   -------------

Cash at beginning of period                                          191            4,302               2,084           1,357
							     -------------    -------------       -------------   -------------

Cash at end of period                                        $     1,712      $     4,774         $     1,712     $     4,774
							     =============    =============       =============   =============
Reconciliation of net income to net cash provided
by operating activities:
Net income                                                   $     2,458      $     3,698               5,237     $     9,446
Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation                                                         442              765               1,128           2,104
(Increase) Decrease in accounts receivable                         8,931              758                (999)         (7,307)
(Increase) Decrease in retainage                                     313             (211)                436             790
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts                                (119)              (8)               (458)         (1,972)
(Increase) Decrease in other current assets                         (504)             294                (635)            967
Increase (Decrease) in accounts payable and accrued expenses      (1,120)              29               3,546           4,649
Increase (Decrease) in income taxes payable                            -             (535)                  -             988
Increase in deferred income taxes                                      -               74                   -           1,218
Increase (Decrease) in billings in excess of costs
and estimated earnings on uncompleted contracts                   (2,567)           1,049                (309)          2,943
							      ------------    -------------       -------------   -------------

Net cash provided by operating activities                    $     7,834      $     5,913         $     7,946     $    13,826
							     =============    =============       =============   =============

	See Accompanying Notes to Consolidated Financial Statements (Unaudited)



			GULF ISLAND FABRICATION, INC.
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      September 30, 1997
				(UNAUDITED)


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

On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. for $5.9 million (the "Dolphin Acquisition"). The acquired corporations perform fabrication, sandblasting, painting and construction for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico.
On April 30, 1997, Dolphin Steel sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations are referred to hereinafter collectively as "Dolphin Services." (See Note 2)

On February 13, 1997, the Board of Directors approved the filing of an initial registration statement on Form S-1 with the Securities and Exchange commission to register and sell 4.6 million shares of common stock. Shortly before closing of the offering on April 9, 1997, the Company's current shareholders elected to terminate its status as an S Corporation, and the Company has become subject to federal and state income taxes. (See Note 3.)

On April 3, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-21863) effective. On April 9, 1997, the Company sold 4.6 million common shares pursuant to the registration statement, increasing the total shares outstanding to 11.6 million (the "Initial Public Offering"). The Company received net proceeds from the sale of $31.3 million.

The information presented as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1996 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the three-month and nine-month periods ended September 30, 1996 and 1997. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


NOTE 2 - ACQUISITION OF DOLPHIN SERVICES

The Dolphin Acquisition was financed by borrowings under the Company's line of credit. The Company acquired assets with a fair value of $9.6 million and assumed liabilities of $3.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's operations from January 2, 1997. Assuming the acquisition had occurred on January 1, 1996, pro forma revenue and pro forma net income for the three months and nine months ended September 30, 1996 would have been $26.1 million and $2.2 million and $77.4 million and $4.3 million, respectively, including a pro forma provision for income taxes assuming the Company had operated as a C Corporation. Pro forma net income per share for the three months and nine months ended September 30, 1996 would have been $.28 and $.54, respectively, based on pro forma weighted average common shares outstanding of 7,854,000.

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

The balance sheet of the Company as of September 30, 1997 reflects a deferred income tax liability of $1.2 million, which includes $1.1 million of deferred income tax liability resulting from the termination of the S Corporation status. The amount of the Company's retained earnings represents primarily the C Corporation earnings prior to the Company's election of S Corporation status in 1989 and earnings after April 4, 1997.

The pro forma income statement presentation reflects an additional provision for income taxes as if the Company had been subject to federal and state income taxes since January 1, 1996 using an assumed effective tax rate of approximately 38%.

NOTE 4 - PRO FORMA PER SHARE DATA

Pro forma per share data for the three and nine month periods ended September 30, 1996 and 1997 consists of the Company's historical income, adjusted to reflect income taxes as if the Company had operated as a C Corporation for the three month and nine month periods ended September 30, 1996 and 1997. This calculation excludes the charge of $1,144,000 related to cumulative deferred income taxes resulting from conversion to a C Corporation on April 4, 1997. The weighted average share calculations include the assumed issuance of additional shares sufficient to pay the distributions made to shareholders in connection with the Company's Initial Public Offering in 1997, to the extent such distributions exceeded net income for the year ended December 31, 1996.

The Company used proceeds received from its public offering to repay all outstanding debt at the time of the offering. Accordingly, the Company has calculated a pro forma supplemental net income per share of $.83 for the nine months ended September 30, 1997 (effect immaterial for three months ended September 30, 1997). The amount is calculated by (a) dividing the pro forma supplemental net income, increased by the interest expense, net of tax, on the debt extinguished, by (b) average shares outstanding, as increased to reflect the assumed issuance of sufficient additional shares to retire the debt calculated based on the date of issue of the debt. All such additional shares are assumed to be issued at the offering price of $7.50 per share, net of offering expenses.

NOTE 5 - CONTINGENCIES

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

NOTE 6 - STOCK SPLIT

On October 6, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend that became effective on October 28, 1997 to shareholders of record on October 21, 1997. All share and per share data included in the financial statements have been restated to reflect the stock split.









Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

	The following discussion should be read in conjunction with the unaudited consolidated financial statements and related disclosures included elsewhere herein and Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 18 of the prospectus included as part of the Company's registration statement on Form S-1 (Registration No. 333-39695), as filed with the Securities and Exchange Commission on November 6, 1997.

Results of Operations

On January 2, 1997, the Company acquired all the outstanding stock of Dolphin Services, Inc. and its two affiliated corporations (collectively, "Dolphin Services"). As used hereinafter, unless the context requires otherwise, the term "Company" refers to the Company and Dolphin Services on a consolidated basis, the term "Dolphin Services" refers to Dolphin Services only. The Statement of Income included in the unaudited financial statements presents the consolidated results of operations of the Company and Dolphin Services for the three and nine month periods ended September 30, 1997, compared to the results of operations of the Company for the three and nine month periods ended September 30, 1996, without giving effect to the Dolphin Acquisition.

The Company's revenue for the three and nine month periods ended September 30, 1997, was $36.3 million and $101.6 million, respectively, an increase of 89% and 68% compared to $19.2 million and $60.4 million in revenue for the three and nine month periods ended September 30, 1996. Revenue increased as a result of the Dolphin Acquisition and high activity levels in the oil industry during 1997, which caused increased demand and thus, upward pressure on the pricing of the Company's goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the three and nine month periods ended September 30, 1997, compared to the same periods in 1996.

The increased volume and strong pricing enabled the Company to produce gross profit of $7.0 million (19.2% of revenue) and $18.3 million (18.0% of revenue) for the three and nine month periods ended September 30, 1997, respectively, compared to the $3.1 million (16.3% of revenue) and $7.1 million (11.8% of revenue) of gross profit, respectively, for the three and nine month periods ended September 30, 1996.

The Company's general and administrative expense was $1.1 million and $3.3 million, respectively, for the three month and nine month periods ended September 30, 1997, compared to $567,000 and $1.6 million, respectively, for the three month and nine month periods ended September 30, 1996. This increase of $548,000 and $1.7 million, respectively, for the three month and nine month periods was caused by: (i) additional general and administrative costs associated with Dolphin Services, (ii) greater accrual of performance-based employee incentives, which resulted from increased profits for the three month and nine month periods ended September 30, 1997, and (iii) additional costs associated with increased production levels and the reporting requirements of a public company for 1997.

The Company had net interest income of $61,000 for the three months ended September 30, 1997 compared to $104,000 of interest expense for the three months ended September 30, 1996. Interest expense decreased to $212,000 for the nine months ended September 30, 1997 compared to $297,000 for the nine months ended September 30, 1996. As a result of the use of the net proceeds from the Company's Initial Public Offering and greater net cash provided by operations, the weighted average borrowings for the nine months ended September 30, 1997 was lower in comparison to the corresponding nine months of 1996.

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



Liquidity and Capital Resources

The Company completed the Initial Public Offering on April 9, 1997 in which it sold 4.6 million shares of common stock for net proceeds of $31.3 million after underwriting discounts and other costs of $3.2 million. Of the net proceeds, the Company used $31.1 million to repay all of the indebtedness outstanding under the Company's bank credit facility. The balance of the proceeds was used by the Company as additional working capital.

Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $13.8 million for the nine months ended September 30, 1997, primarily attributable to cash received from customers related to increased sales. Net cash used in investing activities for the nine months ended September 30, 1997 was $18.3 million, related to the $5.9 million purchase of Dolphin Services and $12.8 million of capital expenditures. The Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. During the nine months ended September 30, 1997, the Company purchased four new Manitowoc cranes and a used American crane, installed construction skidways, and acquired various other fabrication equipment and facilities.

Net cash provided by financing activities of $7.9 million for the nine months ended September 30, 1997 represented the net proceeds of $31.3 million of the Initial Public Offering offset by $16.6 million of dividends paid to shareholders in connection with the termination of the Company's S Corporation status prior to the initial public offering, and $6.8 million net payments of notes payable under the Company's bank credit facility.

The Company's bank credit facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 11/2%. The Revolver matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and by the stock of Dolphin Services. As additional security the Company has caused Dolphin Services to guarantee the Company's obligations under the Revolver. At September 30, 1997 there were no borrowings outstanding under the credit facility.

Capital expenditures for the remaining three months of 1997 are estimated to be approximately $4.9 million, including the purchase of one new Manitowoc crawler crane, expansion of the main yard fabrication shop, improvements to the West Yard fabrication area and various other fabrication equipment purchases and facility expansions. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.





			  PART II. OTHER INFORMATION

No information is applicable to Part II for the current quarter, except as noted below:

Item 5. Other Information

On October 2, October 6, October 23 and November 7, 1997 the Company issued the press releases attached hereto as, respectively, Exhibits 99.1, 99.2, 99.3 and 99.4.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

27.1 Financial data Schedule

99.1 Press release issued by the Company on October 2, 1996 announcing its signing of a letter of intent with Atlantia Corporation to fabricate another SeaStar mini-tension leg platform (TLP).

99.2 Press release issued by the Company on October 6, 1997 announcing that its Board of Directors declared a two-for-one stock split.

99.3 Press release issued by the Company on October 23, 1997 announcing its third quarter earnings.

99.4 Press release issued by the Company on November 7, 1997 announcing a secondary offering by major shareholders.

(b) On August 28, 1997 the Company filed a report on Form 8-K dated August 25, 1997, reporting on matters described in Item 4 of such form.






				 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				      GULF ISLAND FABRICATION, INC.


				      By:__________________________
					   Joseph P. Gallagher, III
					   Vice President - Finance
					   (Principal Financial Officer
					   and Duly Authorized Officer)


Date: November 12, 1997