Form 10-K
period 1997-12-31
GULF ISLAND FABRICATION INC
filed 1998-03-23
CIK 1031623

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER 0-22303

                         GULF ISLAND FABRICATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       72-1147390
              LOUISIANA                             (I.R.S. EMPLOYER
   (STATE OR OTHER JURISDICTION OF               IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)


                                                          70363
 583 THOMPSON ROAD, HOUMA, LOUISIANA                   (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

           (504) 872-2100
   (REGISTRANT'S TELEPHONE NUMBER,
        INCLUDING AREA CODE)

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value per share.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 1998 was approximately $165,816,200.

  The number of shares of the Registrant's common stock, no par value per share, outstanding at March 6, 1998 was 11,623,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 1998 Annual Meeting of Shareholders to be held April 30, 1998 have been incorporated by reference into Part III of this Form 10-K.

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Items 1 and 2. Business and Properties...............................    1
    Item 3.        Legal Proceedings.....................................   10
    Item 4.        Submission of Matters to a Vote of Security Holders...   11
    Item 4A.       Executive Officers of the Registrant..................   11
 PART II
    Item 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................   12
    Item 6.        Selected Financial Data...............................   13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................   14
    Item 7A.       Quantitative and Qualitative Disclosure About Market
                    Risk.................................................   18
    Item 8.        Financial Statements and Supplementary Data...........   18
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................   19
 PART III
    Item 10.       Directors and Executive Officers of the Registrant....   19
    Item 11.       Executive Compensation................................   19
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management...........................................   19
    Item 13.       Certain Relationships and Related Transactions........   19
 PART IV
    Item 14.       Exhibits, Financial Statements Schedules, and Reports
                    on Form 8-K..........................................   19
 GLOSSARY OF CERTAIN TECHNICAL TERMS......................................  G1
 FINANCIAL STATEMENTS.....................................................  F1
 SIGNATURES...............................................................  S1
 EXHIBIT INDEX............................................................  E1

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Certain technical terms are defined in the "Glossary of Certain Technical Terms" appearing at the end of this Report.

GENERAL

  Gulf Island Fabrication, Inc. (together with its subsidiaries, the "Company") is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms, hull and deck sections of floating production platforms (such as tension leg platforms ("TLPs")), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. The Company believes it is one of only three domestic companies capable of fabricating fixed offshore production platforms, including jackets, for installation in water depths greater than 300 feet. The Company's focus on controlling costs and providing high quality, reliable products and services has enabled it to be profitable for each year since 1988.

  Demand for the Company's products and services is primarily a function of the level of offshore oil and gas activity in the Gulf of Mexico and, to a lesser extent, offshore areas in West Africa and Latin America. The Company believes that the number of acreage blocks leased by oil and gas companies in the Gulf of Mexico and the number of active drilling rigs in the Gulf of Mexico are leading indicators of demand for the Company's products, with fabricating activity trailing leasing and drilling activity by one to three years. Over the past five years, improvements in seismic and drilling technology, production techniques and oil and gas prices have resulted in an increased number of acreage blocks leased, more intensive drilling activity in shallow water areas, and increased exploration of deepwater areas of the Gulf of Mexico. As a result, demand for the Company's products improved.

  The Company was founded in 1985 by a group of investors, including Alden J. "Doc" Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in Southern Louisiana, approximately 30 miles from the Gulf of Mexico. On January 2, 1997, Gulf Island Fabrication, Inc. acquired Dolphin Services, Inc. and two related companies (collectively, "Dolphin Services"), which perform offshore and inshore fabrication and construction services (the "Dolphin Acquisition"), and in April 1997, completed the initial public offering (the "Initial Public Offering") of its common stock, no par value per share (the "Common Stock"). The Company's primary facilities are located on 597 acres, of which 250 are currently developed for fabrication activities with 347 acres available for future expansion. These facilities allow the Company to build jackets for installation in water depth of up to 800 feet and deck sections for fixed or floating production platforms for use in unlimited water depth. In addition, the Company is able to build certain hull sections of tension leg platforms, typically for use in water depth greater than 1,000 feet.

  Effective January 1, 1998, the Company acquired all of the outstanding stock of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively, "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001.

DESCRIPTION OF OPERATIONS

  The Company's primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull and deck sections of floating production platforms (such as TLPs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. The Company also has the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms and fabricate various other types of steel structures. With its acquisition of Southport, the Company has also increased its presence in the market for the fabrication of living quarters for installation on such platforms.

  The Company uses the latest welding and fabrication technology available, and all of the Company's products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. The Company has also been certified as an ISO 9002 fabricator for its quality assurance programs. See "-- Safety and Quality Assurance."

  Fabrication of Offshore Platforms. The Company fabricates structural components of fixed platforms for use in the offshore development and production of oil and gas. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas, although recently there has been an increase in the use of floating production platforms and TLPs as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

  The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at the Company's facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. The Company can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Therefore, the Company is able, through the construction of decks, living quarters and piles, to participate in the construction of platforms requiring jackets that are larger than those the Company can transport through the Houma Navigation Canal.

  Most of the steel used in the Company's operations arrives at the Company's fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections (which vary in diameter, up to 12 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that supports the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. The Company's ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish the Company from all but two of its domestic competitors.

  Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections so that, to the extent possible, much of their fabrication is done on the ground. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and "roll up" the section, which is then joined to another uprighted section. When a jacket is complete and ready for launch, it is pulled along the skidway onto a launch barge, which is gradually deballasted to compensate for the weight of the structure as more of it moves aboard the barge. Using ocean-going tugs, the barge and jacket are transported to the offshore installation site.

  Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on the Company's ability to fabricate decks is the weight capacity of the barges that transport the decks from the Company's yard, to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the Gulf of Mexico, and management believes that currently there are no decks installed in the Gulf of Mexico that could not have been constructed at the Company's facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect its share of the market for deck construction.

  The Company can also fabricate sections of, and structures used in connection with, TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform's deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depth greater than 1,000 feet.

  The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company's ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. For example, the hulls that are used to support the TLPs currently operating in the Gulf of Mexico were too large to transport through the Houma Navigation Canal. All of these hull sections were fabricated by overseas shipbuilding companies. The Company, however, is currently constructing the deck section and floating hull of a TLP designed for installation in 1,700-1,800 feet of water. The Company has also entered into a letter of intent to construct a similar hull to be installed in 3,200 feet of water. To the Company's knowledge, these are the first two TLPs of this size to be constructed entirely in the United States. The Company should be able to compete for further TLP projects of this size, including the fabrication of hull sections.

  The Company has fabricated subsea templates for use in connection with TLPs, which are structures that are installed on the seabed before development drilling begins. As exploration and drilling move into the deep water of the Gulf of Mexico, the Company believes that there will be increased opportunities to fabricate subsea templates, as well as decks and other structures, for use in connection with TLPs.

  The Company also fabricates piles and other rolled goods, templates, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of the Company's products are installed by marine construction contractors.

  Through Dolphin Services, the Company also provides interconnect piping services on offshore platforms, inshore steel and wood structure construction, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility, a quarter of a mile from the Company's main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification.

FACILITIES AND EQUIPMENT

  Facilities. The Company's corporate headquarters and main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. That facility includes approximately 140 acres with approximately 100 acres developed for fabrication, one 13,200 square foot building that houses administrative staff, approximately 180,000 square feet of covered fabrication area, and over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead which permits outloading of heavy structures.

  The Company's west yard is located across the Houma Navigation Canal from the main yard and includes 437 acres, with 130 acres developed for fabrication and over 300 acres of unimproved land, which could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 3,500 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead.

  Dolphin Services operates from a 20-acre site located approximately a quarter of a mile from the Company's main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 7,000-square foot building that houses administrative staff, approximately 14,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000-square foot blasting and coating facility and 600 linear feet of steel bulkhead.

  Southport is located on a 13-acre site located in Harvey, Louisiana, a suburb of New Orleans, on the Harvey Canal, which has access to the Gulf of Mexico through the Intracoastal Canal. The facility includes 7,550 square feet of administrative offices, 22,300 square feet of covered fabrication area and 1,450 linear feet of steel bulkhead.

  The Company owns all of the foregoing properties except the property where the Southport facility is located, which is held subject to a three-year lease. The Company has an option to purchase this property that is exercisable prior to May 14, 1999 at a purchase price of $1,150,000.

  Equipment. The Company's main yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. The Company's west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company also currently uses 19 crawler cranes, which range in tonnage capacity from 150 to 300 tons and service both of the Company's yards. The Company owns nine of these cranes and rents the remaining 10 cranes on a monthly basis. The Company recently purchased and installed a plasma-arc cutting system that cuts steel up to one inch thick at a rate of two hundred inches per minute. The Company performs routine repairs and maintenance on all of its equipment.

  The Company's plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, the Company is able to coordinate all aspects of platform construction, which can reduce the risk of cost overruns, delays in project completion and labor costs. In addition, these facilities often allow the Company to participate as subcontractors on projects awarded to other contractors. The Company's grit blast system can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

  For use in connection with its inshore construction activities, Dolphin Services owns two spud barges. Dolphin Services also leases five barges for use with inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons and five smaller cranes ranging from 60 to 100 tons lifting capacity. Southport rents two crawler cranes with lifting capacities of 100 and 150 tons, respectively.

MATERIALS AND SUPPLIES

  The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

SAFETY AND QUALITY ASSURANCE

  Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. The Company also employs two in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meet monthly to discuss safety concerns and suggestions that could prevent accidents. Through 1997 the Company rewarded its supervisory employees with safety bonuses based on the amount that the Company saves under its self-insured workers' compensation program compared to the existing rates of the Louisiana Worker's Compensation Corporation.

  The Company fabricates to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. The Company uses welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, the Company maintains on-site facilities for the non-destructive testing of all welds, which process is performed by an independent contractor.

  The Company's main and west yards are certified as an ISO 9002 fabricator. ISO 9002 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification. Dolphin Services is currently applying for ISO 9002 certification.

CUSTOMERS AND CONTRACTING

  The Company's customers are primarily major and independent oil and gas companies. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas companies accounted for approximately 77% of the Company's revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore West Africa and Latin America.

  A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 67% (Texaco, Inc., British Petroleum Company and Atlantia Corporation), 35% (Shell Offshore, Inc., Global Industries

Offshore, Inc., Coastal Corporation) and 40% (Texaco, Inc., British Gas Ltd.) of revenue for fiscal 1997, 1996 and 1995, respectively. In addition, at December 31, 1997, 54% of the Company's backlog was attributable to three projects, two of which were for the same customer. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

  Most of the Company's projects are awarded on a fixed-price or alliance/partnering basis, and while customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer's delivery schedule are the principal factors on which the Company is awarded contracts. The Company's contracts generally vary in length from one month to eighteen months depending on the size and complexity of the project. Generally, the Company's contracts and projects are subject to termination at any time prior to completion at the option of the customer. Upon termination, however, the customer is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

  Under fixed price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than those targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than those targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are the primary factors affecting the Company's operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the Company's Vice President of Operations. As an incentive to control man-hours through 1997 the Company paid production bonuses to its supervisory and salary employees if the actual hours worked on a contract are less than the estimated hours used to formulate a bid for the project.

SEASONALITY

  Although high activity levels in the oil and gas industry and capacity limitations have somewhat diminished the seasonality of the Company's operations in recent years, the Company's operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company's customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate portion of the Company's income has historically been earned during the second and third quarters of the year, and the Company has occasionally incurred losses during the first and fourth quarters of its fiscal year. For example, the portion of net income earned during the second and third quarters amounted to 57%, 61%, and 81% of the Company's total net income for fiscal 1997, 1996 and 1995, respectively. Because of this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

COMPETITION

  The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. The Company's marketing staff contacts oil and gas companies believed to have fabrication projects scheduled to allow the Company an opportunity to bid for the projects. Although price and the contractor's ability to meet a customer's delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator's efficiency, condition of equipment, reputation, safety record and customer relations.

  The Company currently has two primary competitors, Aker Gulf Marine and J. Ray McDermott, S.A., for the fabrication of platform jackets to be installed in the Gulf of Mexico in water depths greater than 300 feet. In addition to these two companies, the Company primarily competes with five other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of the Company's competitors have greater financial and other resources than the Company.

  Management believes that, while new competitors can enter the market for smaller structures relatively easily, it is more difficult for several reasons to enter the market for jackets designed for use in water depths greater than 300 feet, including the substantial investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel.

  Management believes that the Company's competitive pricing, expertise in fabricating offshore structures and its certification as an ISO 9002 fabricator will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the additional transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators and lower wage rates in foreign countries along with fluctuations in the value of the U.S. dollar and other factors, the Company may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

BACKLOG

  As of December 31, 1997 the Company's backlog was $86.3 million, $79.7 million of which management expects to be performed during 1998. Of the $86.3 million backlog at December 31, 1997, approximately 54% was attributable to three projects, two of which were for the same customer.

  The Company's backlog is based on management's estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management's estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management's estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in the Company's backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, pay the Company cancellation fees.

GOVERNMENT AND ENVIRONMENTAL REGULATION

  Many aspects of the Company's operations and properties are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Minerals Management Service (United States Department of the Interior) ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where the Company's products are used have not been substantial. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

  The Houma Navigation Canal provides the only means of access for the Company's products from the Company's facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges required to transport many of the Company's products, with the result that the Company's operations and financial position could be materially and adversely affected.

  The Company's operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for "strict liability" for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances.

Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company believes that its facilities are in substantial compliance with current regulatory standards.

  The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates with respect to its operations. The kind of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has all material permits, licenses and certificates necessary to the conduct of its existing business.

  The Company's compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which historically have resulted in approximately $100,000 in expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

  Certain activities engaged in by employees of the Company, including interconnect piping and other service activities conducted on offshore platforms and activities performed on the spud barges owned by the Company, are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability. The Company's ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business.

  In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

INSURANCE

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. All policies are subject to deductibles and other coverage limitations. The Company also maintains a builder's risk policy for its construction projects and general liability insurance. Gulf Island Fabrication, Inc. is self-insured for workers' compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers' compensation and for U.S. longshoreman and harbor workers' coverage. Dolphin Services is conventionally insured for workers' compensation liability with a $100,000 deductible. The Company also maintains maritime employer's liability insurance. Although management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

EMPLOYEES

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 1997, the number of Company employees ranged from approximately 525 to more than 1,000, approximately 335 of which were added through the acquisition of Dolphin Services. As of March 1, 1998, the

Company had approximately 1,250 employees, approximately 200 of which were added through the acquisition of Southport. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

  The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends primarily on its ability to increase its labor force. The demand for such workers is high and the supply is extremely limited. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

  As part of an effort to increase and improve its workforce, the Company employs a full-time recruiter responsible for coordinating all aspects of the Company's recruiting efforts, has instituted and enhanced several incentive programs for its current employees and expanded its training facility. The Company has facilities to train its employees on productivity and safety matters. The Company is committed to training its employees and offers advancement through in-house training programs.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

  Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Business and Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict" and similar expressions often identify forward-looking statements. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them.

ITEM 3. LEGAL PROCEEDINGS

  The Company is one of four defendants in a lawsuit (AGIP Petroleum Co. Inc.
v. Gulf Island Fabrication, Inc., McDermott Incorporated, Snamprogetti USA, Inc. and Petro-Marine Engineering of Texas, Inc., Civil Action No. H-94-3382, United States Federal District Court for the Southern District of Texas) in which AGIP Petroleum Co. Inc. (the "Plaintiff") claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the Plaintiff. The decision was made, without the Company's participation, to remove the attachments prior to placing the jacket in its intended location in the Gulf of Mexico and to modify the offshore installation plan. The installation was unsuccessful and the jacket, after retrieval, required repair and refurbishment. The Plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $63 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events and punitive damages. Co-defendants with the Company include the installation contractor, the firm that acted as the Plaintiff's agent in supervising the fabrication and installation of the jacket and the design engineer that provided engineering services related to the design and installation of the jacket. The Company has received certain favorable rulings from the Court, particularly the Court's ruling that the Company is not liable for economic losses with respect to certain of the Plaintiff's principal causes of action; however, the Plaintiff could appeal these rulings in the future. The Company believes that it has meritorious defenses to the remaining claims of the Plaintiff. In addition, the Company has asserted that it is entitled to coverage as an additional named insured under the Plaintiff's builders risk insurance policy relating to this project, although the insurer is contesting coverage. The Company is vigorously contesting the Plaintiff's claims. Based on the Company's analysis of the Plaintiff's claims, the Company's defenses thereto and the Court's rulings received to date, the Company believes that its liability for such claims, if any, will not be material to its financial position. In view of the uncertainties inherent in litigation, however, no assurance can be given as to the ultimate outcome of such claims.

  The Company is a party to various other routine legal proceedings primarily involving commercial claims, workers' compensation claims, and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Listed below is the name, age and offices held by each of the executive officers of the Company as of March 1, 1998. All officers of the Company serve at the pleasure of the Company's Board of Directors.

                NAME                AGE                POSITION
                ----                ---                --------
 Kerry J. Chauvin.................   50 President, Chief Executive Officer and
                                         Director
 William A. Downey................   51 Vice President--Operations
 Murphy A. Bourke.................   53 Vice President--Marketing
 Joseph P. Gallagher, III.........   47 Vice President--Finance, Chief
                                         Financial Officer, Treasurer and
                                         Secretary

  Kerry J. Chauvin has served as the Company's President and as a director since the Company's inception and has served as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company's Chief Operating Officer from January 1989 to January 1990. He has over 20 years of experience in the fabrication industry including serving from 1979 to 1984 as President of Delta Fabrication, the assets of which were purchased by the Company in 1985, and as Executive Vice President, General Manager and Manager of Engineering with Delta Fabrication from 1977 to 1979. From 1973 to 1977, he was employed by Delta Shipyard as Manager of New Construction and as a Project Manager. Mr. Chauvin holds both an M.B.A. degree and a B.S. degree in Mechanical Engineering from Louisiana State University.

  William A. Downey has been Vice President--Operations of the Company since 1985. From 1980 to 1984, Mr. Downey served as the Vice President of Engineering of Delta Fabrication. With over 20 years of experience in the fabrication industry, he has served in various capacities with Avondale Industries, Inc., including Senior Project Manager and Senior Cost & Design Analyst, and has also been employed by Sanderson Enterprises, Inc. and Mission Drilling & Exploration Corp. Mr. Downey received his B.S. degree in Industrial Technology from Southeastern Louisiana University in 1971.

  Murphy A. Bourke has been Vice President--Marketing since the Company began operations in 1985. Mr. Bourke also served as Vice President Marketing for Delta Fabrication from 1979 to 1984 and as the General Sales Manager of Louisiana State Liquor Distributors, Inc., a beverage distributor, from 1972 to 1979. He holds a B.A. degree in marketing from Southeastern Louisiana University.

  Joseph P. "Duke" Gallagher, III was elected Vice President--Finance and Chief Financial Officer of the Company in January 1997 and in that capacity he also serves as chief accounting officer of the Company. Mr. Gallagher served as the Company's Controller from 1985 until 1997. He has been the Company's Treasurer since

1986 and Secretary since January 1993. Mr. Gallagher also served as Secretary from 1986 to 1990. From 1981 to 1985, he was employed as the Controller of TBW Industries, Incorporated, a manufacturer of machinery and pressure vessels, and from 1979 to 1981 as the Assistant Controller of Brock Exploration Corporation, a publicly traded oil and gas exploration company. Mr. Gallagher, a Certified Public Accountant, also worked as a Senior Auditor for the accounting firm A.A. Harmon & Co., CPA's Inc. He received a B.S. degree in Production Management in 1973 from the University of Southwestern Louisiana.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, no par value per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "GIFI." At March 13, 1998, the Company had approximately 5,200 holders of its Common Stock of record and individual participants including securities position listings.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq National Market, for each fiscal quarter since trading in the Common Stock began on April 4, 1997 (adjusted to give retroactive effect for a two-for-one stock split of the Common Stock effected in the form of a stock dividend paid on October 28, 1997).

                                                                    HIGH   LOW
                                                                   ------ -----
Fiscal Year 1997
  Second Quarter (commencing April 4, 1997)....................... $13.31 $7.88
  Third Quarter...................................................  25.50 12.50
  Fourth Quarter..................................................  39.50 15.00

  The Company currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its Common Stock in the foreseeable future. Prior to the Initial Public Offering, the Company made cash distributions to its shareholders in order to provide a cash return to them as well as to fund their federal and state income tax liability that resulted from the Company's prior status as an S Corporation. These distributions totaled $2.7 million in the year ended December 31, 1996, and $16.6 million through the termination of the Company's S Corporation Status on April 4, 1997.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 1997 are derived from the audited financial statements of the Company. The table also sets forth pro forma financial information as of and for the years ended December 31, 1997, 1996 and 1995 that gives effect to the termination of the Company's S Corporation status, as further explained in the notes to the Company's audited financial statements included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                             YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------
                                   1997(1)    1996     1995     1994     1993
                                  --------- -------- -------- -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue........................ $ 136,355 $ 79,004 $ 63,779 $ 60,984 $ 65,435
  Cost of revenue................   112,033   68,673   60,034   57,519   60,599
                                  --------- -------- -------- -------- --------
  Gross profit...................    24,322   10,331    3,745    3,465    4,836
  General and administrative
   expenses......................     4,670    2,161    1,730    1,567    1,585
  Non-recurring compensation
   charge(2).....................        --      500       --       --       --
                                  --------- -------- -------- -------- --------
  Operating income...............    19,652    7,670    2,015    1,898    3,251
  Net interest expense...........       109      384      430      328       70
                                  --------- -------- -------- -------- --------
  Income before income taxes.....    19,543    7,286    1,585    1,570    3,181
  Income taxes...................     5,973       --       --       --       --
  Cumulative deferred tax
   provision.....................     1,144       --       --       --       --
                                  --------- -------- -------- -------- --------
  Net income..................... $  12,426 $  7,286 $  1,585 $  1,570 $  3,181
                                  ========= ======== ======== ======== ========
PRO FORMA DATA:
  Income before provision for
   income taxes.................. $  19,543 $  7,286 $  1,585
  Provision for income taxes.....     5,973       --       --
  Pro forma provision for income
   taxes(3)......................     1,379    2,934      602
                                  --------- -------- --------
  Pro forma net income........... $  12,191 $  4,352 $    983
                                  ========= ======== ========
  Pro forma basic earnings per
   share......................... $    1.15 $   0.55 $   0.13
                                  ========= ======== ========
  Pro forma diluted earnings per
   share......................... $    1.14 $   0.55 $   0.13
                                  ========= ======== ========
  Pro forma weighted-average
   common shares.................    10,633    7,854    7,854
                                  ========= ======== ========
  Pro forma adjusted weighted-
   average common shares.........    10,700    7,854    7,854
                                  ========= ======== ========

                                                  AS OF DECEMBER 31,
                                        ---------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital...................... $17,555 $11,001 $10,048 $ 7,437 $ 8,217
  Property, plant and equipment, net...  34,505  17,735  13,483  13,873  14,567
  Total assets.........................  67,678  35,909  30,414  25,665  29,225
  Debt, including current
   maturities(4).......................      --   6,187   5,545   4,477   2,424

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                          1997    1996    1995    1994    1993
                                         ------- ------- ------- ------- -------
                                                     (IN THOUSANDS)
OPERATING DATA:
  Direct labor hours worked(5)..........   2,150   1,073     920   1,037     981
  Backlog(6)
    Direct labor hours..................   1,341   1,038     427     400     404
    Dollars............................. $86,312 $87,093 $22,003 $20,740 $20,832

--------
(1) Includes results of operations of Dolphin Services from January 2, 1997.
(2) In December 1996, the Company's principal shareholders sold an aggregate of 98,000 shares of Common Stock to the Company's executive officers at a total purchase price of $350,000. As a result, the Company was required to recognize a non-cash expense equal to the difference between the aggregate purchase price for such shares (adjusted for certain distributions with respect to such shares that were paid in 1997 before completion of the Initial Public Offering) and the estimated value of such shares at the time of the Initial Public Offering.
(3) Includes pro forma effect for the application of federal and state income taxes to the Company as if it were a C Corporation for tax purposes. Prior to the Initial Public Offering, the Company elected to terminate its S Corporation status. As a result, the Company became subject to corporate level income taxation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tax Adjustments," and Notes 1 and 2 to the Company's financial statements included elsewhere in this Report.
(4) Information for 1997, 1996, 1995, 1994 and 1993 includes $0, $530,000,
    $434,000, $477,000 and $324,000, respectively, of current maturities of debt.
(5) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.
(6) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials. Backlog at December 31, 1997 included approximately 125,000 direct labor hours and $6.6 million attributable to portions of orders expected to be completed after December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company's results of operations are affected primarily by (i) the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico, and to a lesser extent, West Africa and Latin America; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. Over the past five years, generally favorable trends in these factors have led to increased activity levels in the Gulf of Mexico.

  Improvements in three-dimensional seismic, directional drilling, production techniques, and other advances in technology have increased drilling success rates and reduced costs. Drilling activity has increased in and around existing fields in shallow water (less than 300 feet) where technology has allowed for the identification of smaller, previously overlooked oil and gas deposits. Technological improvements have also led to larger discoveries of oil and gas in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deep water (800 to 6,000 feet) areas of the Gulf of Mexico. Increased activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, has placed increased demand on the available capacity of the major platform fabricators serving the Gulf of Mexico with a resulting improvement in pricing levels for their services. Although the physical limitations of the Houma Navigation Canal prevent the transporting of jackets for use in water depths greater than 800 feet, the increased activity in the deepwater areas of the Gulf of Mexico has also benefitted the Company's pricing levels as the Company is able to fabricate deck sections for installation on platforms used in any water depths and sections of floating platforms, which are generally better suited than fixed platforms for deepwater projects. In addition, to the extent the Company's competitors are involved in deepwater projects, these projects occupy a portion of the resources that the Company's competitors could apply to projects designed for shallower waters, resulting in less industry capacity for such projects.

  Demand for the Company's products and services is primarily a function of the level of offshore oil and gas activity in the Gulf of Mexico and, to a lesser extent, offshore areas in West Africa and Latin America. The Company believes the number of blocks leased by oil and gas companies in the Gulf of Mexico and the number of active drilling rigs in the Gulf of Mexico are leading indicators of demand for the Company's products, with fabricating activity trailing leasing and drilling activity by one to three years. Over the past five years, improvements in seismic and drilling technology, production techniques and oil and gas prices have resulted in an increased number of acreage blocks leased, more intensive drilling activity in shallow water areas, and increased exploration of deepwater areas of the Gulf of Mexico. As a result, demand for the Company's products improved. Revenue in 1997 was $136.4 million, a 72.7% increase over 1996 revenue, and pro forma net income was $12.2 million, a 180% increase over 1996 pro forma net income. The Company's backlog at December 31, 1997 was $86.3 million as compared to $87.1 million at the end of 1996.

  Most of the Company's contracts are awarded on a fixed-price or alliance/partnering basis although some contracts are bid on a cost-plus basis. Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, the Company retains all cost savings but is also responsible for all cost over-runs. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and materials costs and profit margins. If the project is completed at a lower cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual cost of incremental materials and direct labor. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also must share a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and materials cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are key factors affecting the Company's operating profits. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects.

  The ability of the Company to operate profitably and to expand its operations depends substantially on its ability to attract skilled production workers, primarily welders, fitters and equipment operators. As part of an effort to increase and improve its workforce, the Company employs a full-time recruiter responsible for coordinating all aspects of the Company's recruiting efforts, has instituted and enhanced several recruitment incentive programs for its current employees and expanded its training facility. While the supply of production workers is limited, the demand for their services has increased as oil and gas development and production activity has increased. As a result, the Company has increased the average hourly wages of its employees and, in some circumstances, has subcontracted work to others on a fixed-price basis and, in 1994 and 1995, engaged contract labor. During 1997, the Company increased its work force to approximately 1,000 employees, including approximately 335 employees added through the acquisition of Dolphin Services. The Company also added approximately 200 employees in January 1998 as a result of its acquisition of Southport. Because the Company has succeeded in increasing its production workforce through the acquisitions of Southport and Dolphin Services and its own recruiting efforts, the Company does not anticipate the need to engage a material amount of contract labor in the foreseeable future.

  Although recent high activity levels in the oil and gas industry and capacity limitations have somewhat diminished the seasonality of the Company's operations in recent years, the Company's operations have traditionally been subject to seasonal variations in weather conditions and daylight hours. Because most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company's customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate amount of the Company's net income and, to a lesser extent, revenue and gross profit, has historically been earned during the second and third quarters of the year, and the Company has occasionally incurred losses during the first and fourth quarters of its fiscal year. Because of this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. The table below indicates for each quarter of the Company's last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

                                1997                1996                1995
                         ------------------- ------------------- --------------------
                         1ST  2ND  3RD  4TH  1ST  2ND  3RD  4TH  1ST   2ND  3RD  4TH
                         QTR. QTR. QTR. QTR. QTR. QTR. QTR. QTR. QTR.  QTR. QTR. QTR.
                         ---- ---- ---- ---- ---- ---- ---- ---- ----  ---- ---- ----
Revenue................. 21%  26%  27%  26%  25%  27%  24%  24%   22%  26%  30%  22%
Gross profit............ 20%  26%  29%  25%  13%  26%  30%  31%    7%  25%  40%  28%
Net income (loss)....... 19%  27%  30%  24%  11%  27%  34%  28%  (12%) 26%  55%  31%
Direct labor hours (in
 000's)................. 497  542  588  523  249  304  264  256   219  256  245  200

  Most of the Company's revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours worked to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

  The Company has developed a plan to modify its information technology to recognize the year 2000. The Company has committed to purchase software and upgrade its hardware to address the year 2000. The project is to be substantially complete and operational by mid to late 1998 and is expected to cost approximately $77,000. Management does not expect this project to have a significant effect on the Company's operations. The Company is currently evaluating its position with significant suppliers and large customers to ensure that those parties have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be year 2000 compliant and that such non-compliance will not have an adverse effect on the Company.

RESULTS OF OPERATIONS

 Comparison of the Years Ended December 31, 1997 and 1996

  The Company's revenue for the year ended December 31, 1997 was $136.4 million, an increase of 72.7%, compared to $79.0 million in revenue for the year ended December 31, 1996. Revenue increased as a result of the acquisition of Dolphin Services and high activity levels in the oil and gas industry during 1997 which created increased demand and, thus, upward pressure on the pricing of the Company's goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the year ended December 31, 1997, compared to 1996 (2.1 million in 1997 versus 1.1 million in 1996). The combination of increased volume and strong pricing enabled the Company to increase gross profit by 135% to $24.3 million (17.8% of revenue) for the year ended December 31, 1997, compared to the $10.3 million (13.1% of revenue) of gross profit for the year ended December 31, 1996.

  Cost of revenue was $112.0 million in 1997 compared to $68.7 million in 1996. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs decreased to 82.2% compared to 86.9% in 1996.

  The Company's general and administrative expenses were $4.7 million for the year ended December 31, 1997, compared to $2.7 million for the year ended December 31, 1996. Although the absolute dollar cost of the Company's general and administrative expenses increased by $2.0 million for 1997, as a percentage of revenue, it remained constant at 3.4%. The increase of $2.0 million for the year was caused by (i) additional general and administrative costs associated with Dolphin Services, (ii) greater accrual of performance-based employee incentives which resulted from increased profits for the year ended December 31, 1997, and (iii) additional costs associated with increased production levels and the reporting requirements of a public company for 1997.

  The Company's net interest expense decreased to $100,000 for 1997 compared to $400,000 for 1996. As a result of the use of the net proceeds from the Company's Initial Public Offering to repay all of the Company's outstanding debt and net cash provided by operations of $18.3 million in 1997, as compared to $7.2 million in 1996, the weighted average borrowings for 1997 were lower in comparison to 1996.

  The Company converted to C Corporation status on April 4, 1997. Pro forma provision for income taxes and pro forma net income give effect to federal and state income taxes as if all entities presented had been taxed as C Corporations during all the periods presented of both 1996 and 1997. Pro forma net income excludes a non-recurring charge of $1.1 million to record the cumulative deferred income tax provision upon the election on April 4, 1997 to convert from S Corporation status to C Corporation status.

 Comparison of the Years Ended December 31, 1996 and 1995

  During the year ended December 31, 1996, the Company generated revenue of $79.0 million, an increase of 23.8% compared to the $63.8 million generated in 1995. This increase was caused by a 16.6% increase in production volume (1.1 million direct labor hours worked in 1996 versus 0.9 million in 1995) and an increase of 6.2% in the Company's average selling rate. The Company's average selling rate is computed by dividing revenue for any period by the number of direct labor hours worked in such period. As a result of stronger demand for fabricated structures in the oil and gas industry, the Company was able to increase the number of direct labor hours worked by hiring additional employees and increase its average selling rate by raising the prices charged to its customers. The 6.2% increase in average selling rate is not fully indicative of the prices charged by the Company on all of its projects since it includes work performed and projects completed in the early part of 1996 for contracts awarded during 1995 as well as work performed and projects completed in late 1996 for projects awarded during the improving market conditions of early 1996.

  Cost of revenue was $68.7 million in 1996 compared to $60.0 million in 1995. These costs decreased to 89.9% of revenue in 1996 from 94.1% of revenue in 1995, primarily as a result of the increase in pricing discussed above and a decrease in the cost of revenue that resulted primarily from (i) productivity increases caused by labor saving equipment and production incentives, (ii) a reduction in equipment rental costs which was partially offset by increased depreciation expense which resulted from equipment purchases and (iii) an increase in the amount of scrap steel sold.

  Excluding a $500,000 non-recurring compensation expense in 1996, general and administrative expenses were $2.2 million in 1996 compared to $1.7 million in 1995, remaining a constant 2.7% of revenue for each period.

  Interest expense decreased to $384,000 in 1996 from $430,000 in 1995 as the weighted average of the Company's borrowings decreased during 1996.

PRO FORMA TAX ADJUSTMENTS

  From April 1989 until April 4, 1997, the Company operated as an S Corporation for federal and state income tax purposes. As a result, the Company paid no federal or state income tax, and the entire earnings of the Company were subject to tax directly at the shareholder level. Immediately prior to the Initial Public Offering, the Company's shareholders elected to terminate the Company's S Corporation status. As a result, the Company recorded a one-time deferred tax liability in the amount of approximately $1.1 million in the second quarter of 1997. Pro forma income taxes related to operations as an S Corporation for 1997 and 1996 would have been $1.4 million and $2.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company completed the Initial Public Offering on April 9, 1997 in which it sold 4.6 million shares of Common Stock and received net proceeds of $31.3 million after underwriting discounts and other costs of $3.2 million. Of the net proceeds, the Company used $31.1 million to repay all of the indebtedness outstanding under the Company's Bank Credit Facility (as defined herein). The balance of the proceeds was used by the Company as additional working capital. Working capital increased 60% from the prior year end to $17.6 million at December 31, 1997.

  Historically the Company has funded its business activities through funds generated from operations and borrowings under its Bank Credit Facility. Net cash provided by operations increased by 156% to $18.3 million for the year ended December 31, 1997, primarily attributable to cash received from customers related to increased sales. Net cash used in investing activities for the year ended December 31, 1997 was $20.7 million, related to the $5.8 million purchase of Dolphin Services, $15.2 million of capital expenditures and $300,000 of other miscellaneous items. The Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. During 1997 the Company purchased five new Manitowoc cranes and a used American Model 5300 crane, constructed a pressure vessel fabrication facility, expanded its fabrication shop and pipe mill, installed construction skidways, and acquired various other fabrication equipment and facilities.

  Net cash provided by financing activities of $7.9 million during 1997 represented the net proceeds of $31.3 million from the Initial Public Offering offset by $16.6 million of dividends paid to shareholders in connection with the termination of the Company's S Corporation status prior to the Initial Public Offering and $6.8 million net payments of notes payable under the Bank Credit Facility.

  The Company's bank credit facility (the "Bank Credit Facility") currently provides for a revolving line of credit of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1 1/2%. The Bank Credit Facility matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and by the stock of Dolphin Services. As additional security, the Company has caused Dolphin Services to guarantee the Company's obligations under the Bank Credit Facility. At December 31, 1997, there were no borrowings outstanding under the Bank Credit Facility.

  Effective January 1, 1998, the Company acquired all the outstanding stock of Southport. The purchase price was $6.0 million in cash, plus contingent payments of up to $5.0 million based on Southport's net income over a four year period ending December 31, 2001. The initial payment of $6.0 million was funded through working capital generated from operations.

  The Company's Board of Directors has approved a capital budget of $14.6 million for 1998, including the purchase of five Manitowoc 888 crawler cranes, an additional skidway system for large jackets, automated painting, welding and steel cutting systems and another barge, equipped with an 80-ton crane, for use in inland construction operations. Management believes that its available funds, cash generated by operating activities and funds available under the Bank Credit Facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  In this report the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-14 and are incorporated herein by reference. See Index to Consolidated Financial Statements on page 19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  A change in the Company's independent accountants and the information required by this item has been previously reported by the Company in a Current Report on Form 8-K dated August 25, 1997.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following financial statements schedules and exhibits are filed as part of this Report:

    (i) Financial Statements Page

                                                                           PAGE
                                                                           ----
      Report of Independent Auditors...................................... F-1
      Consolidated Balance Sheets at December 31, 1997 and December 31,
       1996............................................................... F-2
      Consolidated Statements of Income for the Years Ended December 31,
       1997, 1996 and 1995................................................ F-3
      Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 1997, 1996 and 1995....................... F-4
      Consolidated Statements of Cash Flows for the Years Ended December
       31, 1997, 1996 and 1995............................................ F-5
      Notes to Consolidated Financial Statements.......................... F-6

    (ii) Schedules

    Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere herein.

    (iii) Exhibits

    See Exhibit Index on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Ms. Valarae Bates, Investor Relations, Gulf Island Fabrication, Inc., P.O. Box 310, Houma, LA 70361-0310.

                      GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating           Building and equipment used to clean steel
facility:                      products and prepare them for coating with
                               marine paints and other coatings.

coping machine:                A computerized machine that cuts ends of
                               tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck: The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:            Direct labor hours are hours worked by
                               employees directly involved in the production of the Company's products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

fixed platform:                A platform consisting of a rigid jacket which
                               rests on tubular steel pilings driven into the seabed and which supports a deck structure above water surface.

floating production            Floating structure that supports offshore oil
platform:                      and gas production equipment (TLP, semi-
                               submersible, SPAR).

grit blast system:             System of preparing steel for coating by using
                               steel grit rather than sand as a blasting medium.

hydraulic plate shear:         Machine that cuts steel by a mechanical system
                               similar to scissors.

inshore: Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9002:                      International Standards of Operations 9002--
                               Defines quality management system of procedures and goals for certified companies.

jacket: A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

modules: Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:                      In unprotected waters outside coastlines.

piles: Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:     Steel cutting system that uses a ionized gas
                               cutting rather than oxy-fuel system.

platform:
                               A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:               A metal container generally cylindrical or
                               spheroid, capable of withstanding various internal pressure loadings.

spud barge:                    Construction barge rigged with vertical tubular
                               or square lengths of steel pipes that are lowered to anchor the vessel.

subsea templates:              Tubular frames which are placed on the seabed
                               and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):    A platform consisting of a floating hull and
                               deck anchored by vertical tensioned cables or pipes connected to pilings dreiven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

  We have audited the accompanying consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Gulf Island Fabrication, Inc. as of December 31, 1996, and for each of the two years in the period ended December 31, 1996, were audited by other auditors whose report dated January 23, 1997, except for the third paragraph of Note 1 which is as of February 13, 1997, the second paragraph of Note 4 which is as of February 14, 1997, and the third paragraph of Note 4 which is as of October 28, 1997, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                         /s/ Ernst & Young LLP
                                         ---------------------------
                                             Ernst & Young LLP

New Orleans, Louisiana
January 26, 1998

                         GULF ISLAND FABRICATION, INC.

                           CONSOLIDATED BALANCE SHEET

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                                ---------------
                            ASSETS                               1997    1996
                            ------                              ------- -------
Current assets:
  Cash......................................................... $ 6,879 $ 1,357
  Contracts receivable, net....................................  22,760  13,480
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................     903   1,306
  Prepaid expenses.............................................     914     500
  Inventory....................................................     968   1,113
  Recoverable income taxes.....................................     321      --
                                                                ------- -------
    Total current assets.......................................  32,745  17,756
Property, plant and equipment, net.............................  34,505  17,735
Other assets...................................................     428     418
                                                                ------- -------
    Total assets............................................... $67,678 $35,909
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................. $ 3,368 $ 1,081
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................   5,925   2,205
  Accrued employee costs.......................................   3,068   1,903
  Accrued expenses.............................................   2,829   1,036
  Current portion of notes payable.............................      --     530
                                                                ------- -------
    Total current liabilities..................................  15,190   6,755
Deferred income taxes..........................................   1,878      --
Notes payable, less current portion............................      --   5,657
                                                                ------- -------
    Total liabilities..........................................  17,068  12,412
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding............................      --      --
  Common stock, no par value, 20,000,000 shares authorized,
   11,600,000 and 7,000,000 shares issued and outstanding at
   December 31, 1997 and 1996, respectively....................   4,133   1,000
  Additional paid-in capital...................................  34,865   6,670
  Retained earnings............................................  11,612  15,827
                                                                ------- -------
    Total shareholders' equity.................................  50,610  23,497
                                                                ------- -------
                                                                $67,678 $35,909
                                                                ======= =======

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Revenue............................................ $136,355  $79,004  $63,779
Cost of revenue....................................  112,033   68,673   60,034
                                                    --------  -------  -------
Gross profit.......................................   24,322   10,331    3,745
General and administrative expenses................    4,670    2,661    1,730
                                                    --------  -------  -------
Operating income...................................   19,652    7,670    2,015
Other expense (income):
  Interest expense.................................      348      415      447
  Interest income..................................     (230)     (31)     (17)
  Other--net.......................................       (9)      --       --
                                                    --------  -------  -------
                                                         109      384      430
                                                    --------  -------  -------
Income before income taxes.........................   19,543    7,286    1,585
Income taxes.......................................    5,973       --       --
Cumulative deferred tax provision..................    1,144       --       --
                                                    --------  -------  -------
Net income......................................... $ 12,426  $ 7,286  $ 1,585
                                                    ========  =======  =======
Pro forma data:
  Income before income taxes....................... $ 19,543  $ 7,286  $ 1,585
  Income taxes.....................................    5,973       --       --
  Pro forma income taxes related to operations as S
   Corporation.....................................    1,379    2,934      602
                                                    --------  -------  -------
  Pro forma net income............................. $ 12,191  $ 4,352  $   983
                                                    ========  =======  =======
Pro forma per share data:
  Pro forma basic earnings per share............... $   1.15  $  0.55  $  0.13
                                                    ========  =======  =======
  Pro forma diluted earnings per share............. $   1.14  $  0.55  $  0.13
                                                    ========  =======  =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                COMMON STOCK  ADDITIONAL               TOTAL
                                -------------  PAID-IN   RETAINED  SHAREHOLDERS'
                                SHARES AMOUNT  CAPITAL   EARNINGS     EQUITY
                                ------ ------ ---------- --------  -------------
Balance at January 1,1995......  7,000 $1,000  $ 6,170   $10,081      $17,251
Dividends......................     --     --       --      (434)        (434)
Net income.....................     --     --       --     1,585        1,585
                                ------ ------  -------   -------      -------
Balance at December 31, 1995...  7,000  1,000    6,170    11,232       18,402
Dividends......................     --     --       --    (2,691)      (2,691)
Non-recurring compensation
 charge........................     --     --      500        --          500
Net income.....................     --     --       --     7,286        7,286
                                ------ ------  -------   -------      -------
Balance at December 31, 1996...  7,000  1,000    6,670    15,827       23,497
Issuance of common stock.......  4,600  3,133   28,195        --       31,328
Dividends......................     --     --       --   (16,641)     (16,641)
Net income.....................     --     --       --    12,426       12,426
                                ------ ------  -------   -------      -------
Balance at December 31, 1997... 11,600 $4,133  $34,865   $11,612      $50,610
                                ====== ======  =======   =======      =======




        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Cash flows from operating activities:
 Net income...................................... $ 12,426  $  7,286  $  1,585
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation...................................    2,932     1,586     1,382
  Non-recurring non-cash compensation charge.....       --       500        --
  Deferred income taxes..........................    1,878        --        --
  Changes in operating assets and liabilities:
   Contracts receivable..........................   (4,291)     (538)   (4,818)
   Costs and estimated earnings in excess of
    billings on uncompleted contracts............      458      (801)    1,573
   Other assets..................................      109      (630)       74
   Accounts payable and accrued expenses.........    1,578        64     1,356
   Billings in excess of costs and estimated
    earnings on uncompleted contracts............    3,233      (306)    1,172
                                                  --------  --------  --------
    Net cash provided by operating activities....   18,323     7,161     2,324
Cash flows from investing activities:
 Capital expenditures, net.......................  (15,179)   (5,838)     (992)
 Payment for purchase of Dolphin Services, net of
  cash acquired..................................   (5,803)       --        --
 Other...........................................      253        --        --
                                                  --------  --------  --------
    Net cash used in investing activities........  (20,729)   (5,838)     (992)
Cash flows from financing activities:
 Proceeds from initial public offering...........   31,328        --        --
 Proceeds from issuance of notes payable.........   41,900    24,353    21,595
 Principal payments on notes payable.............  (48,659)  (23,712)  (20,526)
 Dividends.......................................  (16,641)   (2,691)     (434)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................    7,928    (2,050)      635
                                                  --------  --------  --------
Net increase (decrease) in cash..................    5,522      (727)    1,967
Cash at beginning of period......................    1,357     2,084       117
                                                  --------  --------  --------
Cash at end of period............................ $  6,879  $  1,357  $  2,084
                                                  ========  ========  ========
Supplemental cash flow information:
 Interest paid................................... $    408  $    415  $    447
                                                  ========  ========  ========
 Income taxes paid............................... $  5,861  $     --  $     --
                                                  ========  ========  ========
 Property, plant and equipment acquired through
  accrued expenses............................... $  1,408  $     --  $     --
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Gulf Island Fabrication, Inc. ("Gulf Island"), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. Gulf Islands principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiary (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  On January 2, 1997, Gulf Island acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals Inc. for $5.9 million (the "Dolphin Acquisition"). The acquired corporations perform fabrication, sandblasting, painting and construction services for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico. On April 30, 1997, Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations are referred to hereinafter collectively as "Dolphin Services." The Dolphin Acquisition was financed by borrowings under Gulf Island's line of credit. Gulf Island acquired assets with a fair value of $9.7 million and assumed liabilities of $3.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's operations from January 2, 1997.

  On February 13, 1997, the Board of Directors approved the filing of an initial registration statement on Form S-1 with the Securities and Exchange Commission to register and sell 4.6 million shares of common stock. Shortly before closing of the offering on April 9, 1997, the Company's current shareholders elected to terminate its status as an S Corporation, and the Company became subject to federal and state income taxes. (See Note 2.)

  On April 3, 1997, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-21863) effective. On April 9, 1997, the Company sold 4.6 million common shares pursuant to the registration statement, increasing the total shares outstanding to 11.6 million (the "Initial Public Offering"). The Company received $34.5 million from the sale of the shares and paid $3.2 million for underwriting and other fees related to the Initial Public Offering resulting in net proceeds from the sale of $31.3 million.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

  The principal customers of the Company are the major and large independent oil and gas companies. These concentrations of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. However, the Company's management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

  The Company believes that its provision for possible losses on uncollectible accounts receivable is adequate for its credit loss exposure.

                         GULF ISLAND FABRICATION, INC.

 Inventory

  Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

 Property, Plant and Equipment

  Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

 Revenue Recognition

  Revenue from fixed-price and cost-plus construction contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when collection is probable. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined

  The asset caption entitled "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of the amounts billed. The liability caption entitled "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

 Income Taxes

  Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." Prior to April 4, 1997, the Company's shareholders had elected to have the Company taxed as an S Corporation for federal and state income tax purposes whereby shareholders were liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. Accordingly, the historical financial statements do not include any provision for income taxes during the period the Company was an S Corporation (see Note 2).

 Reclassifications

  Certain items included in the financial statements for the years ended December 31, 1996 and 1995 have been reclassified to conform to the December 31, 1997 financial statement presentation.

NOTE 2--TERMINATION OF S CORPORATION STATUS

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its current shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the

                         GULF ISLAND FABRICATION, INC.

total distribution. The balance sheet of the Company as of December 31, 1997 reflects a deferred income tax liability of $1.9 million, which includes $1.1 million of deferred income tax liability resulting from the termination of the S Corporation status. The amount of the Company's retained earnings represents primarily the C Corporation earnings prior to the Company's election of S Corporation status in 1989 and earnings after April 4, 1997.

  The pro forma income statement presentation reflects an additional provision for income taxes as if the Company had been subject to federal and state income taxes since January 1, 1995 using an assumed effective tax rate of approximately 38%.

NOTE 3--ACQUISITION OF DOLPHIN SERVICES

  The following unaudited pro forma information presents a summary of consolidated results of operations of Gulf Island and Dolphin Services as if the acquisition had occurred on January 1, 1996. Pro forma adjustments include
(1) elimination of intercompany sales between Gulf Island and Dolphin Services, (2) adjustments for the increase in interest expense on acquisition debt, (3) additional depreciation on property, plant and equipment, and (4) related tax effects. The effects of termination of the S corporation status (Note 2) are excluded.

                                                           YEAR ENDED DECEMBER
                                                               31, 1996 (IN
                                                                THOUSANDS,
                                                          EXCEPT PER SHARE DATA)
                                                          ----------------------
      Revenue............................................        $103,007
      Pro forma net income...............................           8,333
      Pro forma basic and diluted net income per share...            1.19

NOTE 4--SHAREHOLDERS' EQUITY

  On December 1, 1996, Gulf Island's principal shareholders sold 98,000 (1.4%) of their existing shares to officers and management employees at $3.57 per share (number of shares and per share prices adjusted for effect of stock splits described in following paragraphs). The per share price on that date was based on an independent appraisal that valued Gulf Island as a privately held business. As a result of the Initial Public Offering, the Company determined that it should record a non-recurring, non-cash compensation charge of $500,000 for the year ended December 31, 1996 related to the 98,000 shares. This charge was based on the difference between the net offering price the Company expected to receive in the public offering and the net cash price recipients of the 98,000 shares expected to pay. The net cash price to recipients of $1.78 per share represented the $3.57 per share price charged by the shareholders, less $1.88 per share of tax-free dividends that the recipients expected to receive as a result of the shareholder distributions described in Note 2, increased by the recipient's share of taxable income for the year of $.09 per share (in each case adjusted for the effect of the stock splits described in the following paragraphs). The compensation charge resulted in a corresponding increase to additional paid-in capital.

  On February 14, 1997, the shareholders enacted the following:

    (a) Authorized the issuance of 2.5 shares of no par value common stock for each of the then outstanding 2,000,000 shares, which resulted in 7,000,000 total outstanding shares. This recapitalization is reflected retroactively in the accompanying financial statements and per share calculations.

    (b) Authorized 5,000,000 shares of no par value preferred stock. There are no preferred shares issued or outstanding.

    (c) Increased the authorized common shares from 10,000,000 shares to 20,000,000 shares.

                         GULF ISLAND FABRICATION, INC.

  On October 6, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend that became effective on October 28, 1997 to shareholders of record on October 21, 1997. All share and per share data included in the financial statements have been restated to reflect the stock split.

NOTE 5-- PRO FORMA PER SHARE DATA

  Pro forma per share data as shown in the statement of income consists of the Company's historical income, adjusted to reflect income taxes as if the Company had operated as a C Corporation during all periods presented. This calculation for the year ended December 31, 1997 excludes the charge of $1.1 million related to cumulative deferred income taxes resulting from conversion to a C Corporation on April 4, 1997. Further, the weighted average share calculations for 1997 include the assumed issuance of additional shares sufficient to pay the distributions made to shareholders in connection with the Company's Initial Public Offering, to the extent such distributions exceeded net income for the year ended December 31, 1996.

NOTE 6--NEW ACCOUNTING STANDARD

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced APB Opinion No. 15 for the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            1997    1996   1995
                                                           ------- ------ ------
      Numerator for basic and diluted earnings per share.. $12,191 $4,352 $  983
                                                           ======= ====== ======
      Denominator:
        Denominator for basic earnings per share--
         weighted-average shares..........................  10,633  7,854  7,854
      Effect of dilutive securities:
        Employee stock options............................      67     --     --
        Dilutive potential common shares:
          Denominator for diluted earnings per share--
           adjusted weighted-average shares...............  10,700  7,854  7,854
                                                           ======= ====== ======
      Pro forma basic earnings per share.................. $  1.15 $ 0.55 $ 0.13
                                                           ======= ====== ======
      Pro forma diluted earnings per share................ $  1.14 $ 0.55 $ 0.13
                                                           ======= ====== ======

NOTE 7--ACQUISITION OF SOUTHPORT, INC.

  Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. The purchase price plus $101,000 of direct expenses exceeded the fair value of assets acquired and liabilities assumed by $4.4 million.

                         GULF ISLAND FABRICATION, INC.

NOTE 8--CONTRACTS RECEIVABLE

  Amounts due on contracts as of December 31 were as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
      Completed contracts...................................... $   725 $ 2,993
      Contracts in progress:
        Current................................................  20,549   8,685
        Retainage due within one year..........................   1,556   1,806
      Less: Allowance for doubtful accounts....................      70       4
                                                                ------- -------
                                                                $22,760 $13,480
                                                                ======= =======

NOTE 9--COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                               1997     1996
                                                              -------  -------
Costs incurred on uncompleted contracts...................... $77,613  $23,419
Estimated profit earned to date..............................  13,382    2,296
                                                              -------  -------
                                                               90,995   25,715
Less: Billings to date.......................................  96,017   26,614
                                                              -------  -------
                                                              $(5,022) $  (899)
                                                              =======  =======

  The above amounts are included in the accompanying balance sheet under the following captions:

  Costs and estimated earnings in excess of billings on
   uncompleted contracts...................................... $   903  $1,306
  Billings in excess of costs and estimated earnings on
   uncompleted contracts......................................  (5,925) (2,205)
                                                               -------  ------
                                                               $(5,022) $ (899)
                                                               =======  ======

NOTE 10--PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31(in thousands):

                                                                 1997    1996
                                                                ------- -------
      Land..................................................... $ 2,457 $ 2,123
      Buildings................................................   8,723   5,160
      Machinery and equipment..................................  25,765  10,814
      Furniture and fixtures...................................     673     426
      Transportation equipment.................................   1,053     404
      Improvements.............................................  11,450   9,385
      Construction in progress.................................   1,594     128
                                                                ------- -------
                                                                 51,715  28,440
      Less: Accumulated depreciation...........................  17,210  10,705
                                                                ------- -------
                                                                $34,505 $17,735
                                                                ======= =======

                         GULF ISLAND FABRICATION, INC.

  The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 1997, 1996, and 1995, the Company expensed $3,203,000, $2,801,000, and $3,000,000, respectively, related to these leases.

NOTE 11--INCOME TAXES

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes (see Note 2). In conjunction with the Company's change in tax status, the Company recorded a $1.1 million deferred tax liability.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 are as follows (in thousands):

      Deferred tax liabilities:
        Depreciation.................................................... $2,314
      Deferred tax assets:
        Employee benefits...............................................    419
        Other benefits..................................................     17
                                                                         ------
          Total deferred assets......................................... $  436
                                                                         ------
      Net deferred tax liabilities...................................... $1,878
                                                                         ======

  Significant components of income taxes for the year ended December 31, 1997 were as follows:

      Current:
        Federal.......................................................... $4,451
        State............................................................    788
                                                                          ------
          Total current..................................................  5,239
      Deferred:
        Federal..........................................................  1,731
        State............................................................    147
                                                                          ------
          Total deferred.................................................  1,878
                                                                          ------
      Income taxes....................................................... $7,117
                                                                          ======

  The primary difference between income taxes computed at the U.S. federal statutory rate of 34% and the Company's effective pro forma tax rate of 38% is state income taxes.

NOTE 12--LINE OF CREDIT AND NOTES PAYABLE

  The Company's bank credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and the stock of Dolphin Services. At December 31, 1997, there were no borrowings outstanding under the credit facility. The Company is required to maintain certain balance sheet and cash flow ratios. The Company pays a fee quarterly of three-eighths of one percent per annum on the average unused portion of the line of credit.

                         GULF ISLAND FABRICATION, INC.

  During 1997, the Company used a portion of the net proceeds received from the Initial Public Offering (see Note 1) to repay all of its indebtedness.

NOTE 13--LONG-TERM INCENTIVE PLAN

  The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting For Stock-Based Compensation" (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  On February 13, 1997, the Board of Directors adopted the Long-Term Incentive Plan (the "Plan"). The Plan has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the Board of Directors (the "Compensation Committee") to administer such plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are determined by the Compensation Committee for each option. Options granted under the Plan are "non-statutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock. These options vest over a five-year period.

  Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Sholes option pricing model with the following weighted average assumptions for 1997: a risk-free interest rate of 6.36%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .745; and a weighted average expected life of the options of eight years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         GULF ISLAND FABRICATION, INC.

  For purposes of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five- year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company's pro forma information for 1997 is as follows (in thousands, except for per share data):

      Net income:
        Pro forma as reported.......................................... $12,191
        Pro forma including the effect of options...................... $11,927
      Basic earnings per share:
        Pro forma as reported.......................................... $  1.15
        Pro forma including the effect of options...................... $  1.12
      Diluted earnings per share:
        Pro forma as reported.......................................... $  1.14
        Pro forma including the effect of options...................... $  1.11

  A summary of the Company's stock options activity and related information for the year ended December 31, 1997 is as follows (in thousands, except for per share data):

                                                       OPTIONS WEIGHTED AVERAGE
                                                        (000)   EXERCISE PRICE
                                                       ------- ----------------
      Outstanding--beginning of year..................     --           --
      Granted.........................................    413      $12.040
      Exercised.......................................     --           --
      Expired.........................................     --           --
      Forfeited.......................................    (20)      16.875
                                                        -----
      Options outstanding at the end of the year......    393       11.790
                                                        =====
      Options exercisable at the end of the year......     --           --
                                                        =====      =======
      Weighted-average fair value of options granted
       during the year................................  $9.13
                                                        =====

  Exercise prices for options outstanding as of December 31, 1997 ranged from $7.50 to $16.875. The weighted average remaining contractual life of those options is nine years.

NOTE 14--RETIREMENT PLAN

  The Company has a defined contribution plan (the Plan) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 1997, 1996, and 1995, the Company contributed $723,000, $542,000, and $239,200, respectively.

NOTE 15--CONTINGENT LIABILITIES

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $63 million for punitive damages and for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these

                         GULF ISLAND FABRICATION, INC.

events. Management is vigorously defending this case and, after consultation with legal counsel, does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

  The Company is subject to other claims through the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

NOTE 16--SALES TO MAJOR CUSTOMERS

  The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue are summarized as follows (in thousands):

                                                          1997    1996    1995
                                                         ------- ------- -------
      Customer A........................................ $13,383 $    -- $    --
      Customer B........................................  21,603      --      --
      Customer C........................................  40,491      --  12,036
      Customer D........................................      --      --  13,230
      Customer E........................................      --   8,196      --
      Customer F........................................      --   9,379      --
      Customer G........................................      --  10,119      --

  Contracts receivable from customers A, B, and C totaled $10.0 million as of December 31, 1997.

NOTE 17--QUARTERLY OPERATING RESULTS (UNAUDITED)

  A summary of quarterly results of operations for the years ended December 31, 1997 and 1996 were as follows (in thousands, except per share data):

                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
Revenue..........................  $30,224  $35,023     $36,311      $34,797
Gross profit.....................    4,865    6,424       6,986        6,047
Pro forma net income.............    2,248    3,265       3,698        2,980
Pro forma basic earnings per
 share...........................     0.29     0.28        0.32         0.26
Pro forma diluted earnings per
 share...........................     0.29     0.28        0.32         0.25
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                    1996      1996       1996          1996
                                  --------- -------- ------------- ------------
Revenue..........................  $19,504  $21,704     $19,168      $18,628
Gross profit.....................    1,346    2,626       3,129        3,230
Pro forma net income.............      485    1,238       1,524        1,105
Pro forma basic earnings per
 share...........................     0.06     0.16        0.19         0.14
Pro forma diluted earnings per
 share...........................     0.06     0.16        0.19         0.14

  The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement No.128.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 1998.

                                          Gulf Island Fabrication, Inc.
                                          (Registrant)

                                          By:      /s/ Kerry J. Chauvin
                                             ----------------------------------

                                                     KERRY J. CHAUVIN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE

       /s/ Alden J. Laborde          Chairman of the Board
-----------------------------------
         ALDEN J. LABORDE

       /s/ Kerry J. Chauvin          President, Chief Executive Officer and
-----------------------------------   Director (Principal Executive Officer)
         KERRY J. CHAUVIN

   /s/ Joseph P. Gallagher, III      Vice President--Finance, Chief Financial
-----------------------------------   Officer, Secretary and Treasurer
     JOSEPH P. GALLLAGHER, III        (Principal Financial and Accounting
                                      Officer)

       /s/ Gregory J. Cotter         Director
-----------------------------------
         GREGORY J. COTTER

       /s/ Thomas E. Fairley         Director
-----------------------------------
         THOMAS E. FAIRLEY

         /s/ Hugh J. Kelly           Director
-----------------------------------
           HUGH J. KELLY

        /s/ John P. Laborde          Director
-----------------------------------
          JOHN P. LABORDE

        /s/ Huey J. Wilson           Director
-----------------------------------
          HUEY J. WILSON

    /s/ Stephen G. Benton, Jr.       Director
-----------------------------------
      STEPHEN G. BENTON, JR.

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER
 -------
  2.1    Stock Purchase Agreement with respect to Dolphin Services, Inc.
         dated November 27, 1996.*
  2.2    Stock Purchase Agreement with respect to Dolphin Steel Sales,
         Inc. dated as of November 7, 1996.*
  2.3    Stock Purchase Agreement with respect to Dolphin Sales &
         Rentals, Inc. dated as of November 27, 1996.*
  2.4    Stock Purchase Agreement, dated as of November 12, 1997, between the Company and the shareholders of Southport, Inc. **
  3.1    Amended and Restated Articles of Incorporation of the Company.*
  3.2    Bylaws of the Company.
  4.1    Specimen Common Stock Certificate.*
 10.1    Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.*
 10.2    Registration Rights Agreement between the Company and Alden J.
         Laborde.*
 10.3    Registration Rights Agreement between the Company and Huey J.
         Wilson.*
 10.4    Sixth Amended and Restated Revolving Credit and Term Loan
         Agreement among the Company and First National Bank of Commerce and Whitney National Bank, dated as of May 1, 1997 (the "Bank
         Credit Facility").
 10.5    The Company's Long-Term Incentive Plan.*+
 10.6    Form of Stock Option Agreement under the Company's Long-Term
         Incentive Plan, as amended.+
 10.7    Form of Reimbursement Agreement.*+
 10.8    Employment Agreement dated as of January 1, 1998 between
         Southport, Inc. and Stephen G. Benton, Jr. **+
 16.1 Letter from Price Waterhouse LLP regarding change in independent accountants.***
 21.1    Subsidiaries of the Company.
 23.1    Consent of Ernst & Young LLP.
 23.2    Consent of Price Waterhouse LLP.
 23.3    Report of Price Waterhouse LLP.
 27.1    Financial Data Schedule.
--------
  + Management Contract or Compensatory Plan.
  * Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
 ** Incorporated by reference to the Company's Current Report on Form 8-K dated
    January 1, 1998.
*** Incorporated by reference to the Company's Current Report on Form 8-K dated
    August 25, 1997.