Form 10-Q
period 1998-03-31
GULF ISLAND FABRICATION INC
filed 1998-05-13
CIK 1031623

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________  to _____________


                        Commission File Number 0-22303


                         GULF ISLAND FABRICATION, INC.
             (Exact name of registrant as specified in its charter)


             LOUISIANA                                    72-1147390
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

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

                              YES  [X]   NO   [_]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at May 4, 1998 was 11,623,400.

================================================================================

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X

                                                                        Page
                                                                        ----

PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited)

                   Consolidated Balance Sheets at March 31, 1998
                    and December 31, 1997                                  1

                   Consolidated Statements of Income for the
                    Three Months Ended March 31, 1998 and 1997             2

                   Consolidated Statement of Changes in
                    Shareholders' Equity for the Three Months
                    Ended March 31, 1998                                   3

                   Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 1998 and 1997     4

                   Notes to Consolidated Financial Statements            5-7

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  8-9


PART II  OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of Security Holders    10

         Item 6.   Exhibits and Reports on Form 8-K                    10-11

SIGNATURES                                                                11

EXHIBIT INDEX                                                            E-1

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEET

                                                     (Unaudited)
                                                      March 31,   December 31,
                                                        1998          1997
                                                      ---------   ------------
                                                          (in thousands)
                     ASSETS
Current assets:
  Cash                                                 $ 1,961      $ 6,879
  Contracts receivable, net                             34,460       21,204
  Retainage                                              4,223        1,556
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                             3,411          903
  Prepaid expenses                                         858          914
  Inventory                                              1,076          968
  Recoverable income taxes                                  --          321
                                                       -------      -------
    Total current assets                                45,989       32,745
Property, plant and equipment, net                      38,201       34,505
Excess of cost over fair value of net assets
  acquired less accumulated amortizations of
  $73,175 at March 31, 1998                              4,044           --
Other assets                                               445          428
                                                       -------      -------
    Total assets                                       $88,679      $67,678
                                                       =======      =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 9,623      $ 3,368
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   11,646        5,925
  Accrued employee costs                                 3,559        3,068
  Accrued expenses                                       1,852        2,829
  Income taxes payable                                   2,248           --
                                                       -------      -------
     Total current liabilities                          28,928       15,190
Deferred income taxes                                    2,033        1,878
Notes payable                                            2,700           --
                                                       -------      -------
     Total liabilities                                  33,661       17,068

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding            --           --
  Common stock, no par value, 20,000,000 shares
    authorized, 11,623,400 and 11,600,000 shares
    issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively                      4,150        4,133
  Additional paid-in capital                            35,023       34,865
  Retained earnings                                     15,845       11,612
                                                       -------      -------
     Total shareholders' equity                         55,018       50,610
                                                       -------      -------
                                                       $88,679      $67,678
                                                       =======      =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                          Three Months Ended March 31,
                                      -------------------------------------
                                              1998            1997
                                      (in thousands, except per share data)
                                      -------------------------------------

Revenue                                     $ 46,914        $ 30,224

Cost of revenue                               38,603          25,359
                                            --------        --------
Gross profit                                   8,311           4,865

General and administrative expenses            1,614           1,002
                                            --------        --------
                                               6,697           3,863
Other expenses (income):
   Interest expense                               42             255
   Interest income                               (67)            (19)
                                            --------        --------
                                                 (25)            236
                                            --------        --------
Income before income taxes                     6,722           3,627

Income taxes                                   2,489               -
                                            --------        --------
Net income                                  $  4,233        $  3,627
                                            ========        ========

Pro forma data:

   Income before income taxes               $  6,722        $  3,627

   Income taxes                                2,489               -

   Pro forma income taxes
     related to operations of S Corporation        -           1,379
                                            --------        --------
   Pro forma net income                     $  4,233        $  2,248
                                            ========        ========

Pro forma per share data:

   Pro forma basic earnings per share       $   0.36        $   0.29
                                            ========        ========
   Pro forma diluted earnings per share     $   0.36        $   0.29
                                            ========        ========
Pro forma weighted-average shares             11,612           7,854

Effect of dilutive securities:
   employee stock options                        105               -
                                            --------        --------
Pro forma adjusted weighted-average shares    11,717           7,854
                                            ========        ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                            ADDITIONAL                 TOTAL
                             COMMON STOCK     PAID-IN   RETAINED   SHAREHOLDERS'
                            SHARES   AMOUNT   CAPITAL   EARNINGS       EQUITY
                            ------   ------   -------   --------       ------
                                               (IN THOUSANDS)

Balance at January 1, 1998   11,600   $ 4,133   $ 34,865   $ 11,612   $ 50,610

Exercise of stock options        23        17        158          -        175

Net income                        -         -          -      4,233      4,233
                             ------   -------   --------   --------   --------

Balance at March 31, 1998    11,623   $ 4,150   $ 35,023   $ 15,845   $ 55,018
                             ======   =======   ========   ========   ========




       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                 ----------------------------
                                                                                                       1998       1997
                                                                                                     --------   --------
                                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
  Net income                                                                                         $  4,233   $  3,627
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation                                                                                           920        647
   Amortization                                                                                            73          -
   Deferred income taxes                                                                                  (46)         -
   Changes in operating assets and liabilities:
     Contracts receivable                                                                              (5,352)    (6,138)
     Retainage                                                                                         (1,422)     1,359
     Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                                        (1,348)      (247)
     Other assets                                                                                          73        524
     Accounts payable and accrued expenses                                                                822      4,612
     Income taxes payable                                                                               2,502          -
     Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                                         3,276     (1,336)
                                                                                                     --------   --------
       Net cash provided by operating activities                                                        3,731      3,048

Cash flows from investing activities:
  Capital expenditures, net                                                                            (3,002)    (5,664)
  Payment for purchase of Dolphin Services, net of cash acquired                                            -     (5,803)
  Payment for purchase of Southport, net of cash acquired                                              (5,922)         -
  Other                                                                                                     -        253
                                                                                                     --------   --------
       Net cash used in investing activities                                                           (8,924)   (11,214)


Cash flows from financing activities:
  Cost associated with  initial public offering                                                             -       (143)
  Borrowings against notes payable                                                                      5,000     10,048
  Principal payments on notes payable                                                                  (4,900)       (45)
  Proceeds from exercise of stock options                                                                 175          -
  Dividends                                                                                                 -     (2,641)
                                                                                                     --------   --------
       Net cash provided by financing activities                                                          275      7,219
                                                                                                     --------   --------
Net decrease in cash                                                                                   (4,918)      (947)

Cash at beginning of period                                                                             6,879      1,357
                                                                                                     --------   --------
Cash at end of period                                                                                $  1,961   $    410
                                                                                                     ========   ========


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997


NOTE 1--ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

     Gulf Island Fabrication, Inc. ("Gulf Island"), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. Gulf Island`s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million and liabilities assumed of $10.3 million with the acquisition being accounted for under the purchase method of accounting. Goodwill of $4.1 million is being amortized over 15 years on a straight-line basis. Accordingly, the operations of Southport are included in the Company's consolidated operations from January 1, 1998.

     The information presented at March 31, 1998 and for the three months ended March 31, 1998 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position at March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain items included in the financial statements for the periods ended December 31, 1997 and March 31, 1997 have been reclassified to conform to the March 31, 1998 financial statement presentation.

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


NOTE 2 - ACQUISITION OF SOUTHPORT, INC.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Southport as if the acquisition had occurred on January 1, 1997. Pro forma adjustments include (1) adjustments for the increase in interest expense as a result of the acquisition,
(2) additional depreciation on property, plant and equipment, (3) adjustments to record the amortization of cost in excess of fair value of net assets acquired,
(4) the elimination of certain general and administrative expenses, and (4) the related tax effects. The effects of the termination of the S Corporation status (Note 3) are included.

                                                     Quarter ended
                                                     March 31, 1997
                                           (in thousands, except per share data)
                                           -------------------------------------

     Revenue............................................     $34,353
     Pro forma net income...............................       2,439
     Pro forma basic and diluted net income per share...        0.31


NOTE 3 - PRO FORMA PER SHARE DATA

     On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. The pro forma income statement presentation reflects income taxes related to operations as an S Corporation as if the Company had been subject to federal and state income taxes since January 1, 1997 using an assumed effective tax rate of approximately 38%. Further, the pro forma weighted-average share calculations for 1997 include the assumed issuance of additional shares sufficient to pay the distributions made to shareholders in connection with the Company's Initial Public Offering, to the extent such distributions exceeded net income for the year ended December 31, 1996.

NOTE 4 - STOCK SPLIT

     On October 6, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend that became effective on October 28, 1997 to shareholders of record on October 21, 1997. All share and per share data included in the financial statements prior to the stock split have been restated to reflect the stock split.

NOTE 5 - CONTINGENCIES

     The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


approximately $63 million for punitive damages and for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The Company is vigorously contesting the plaintiff's claims and, based on the Company's analysis of those claims, the Company's defenses thereto, and the Court's rulings received to date, the Company believes that its liability for such claims, if any, will not have a material adverse effect on the financial position or results of operations of the Company. In view of the uncertainties inherent in litigation, however, no assurance can be given as to the ultimate outcome of such claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     On January 1, 1998, the Company acquired all the outstanding stock of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively, "Southport"). As used hereinafter, unless the context requires otherwise, the term "Company" refers to the Company and Southport on a consolidated basis, and the term "Southport" refers to Southport only. The Statement of Income included in the unaudited financial statements presents the consolidated results of operations of the Company and Southport for the three months ended March 31, 1998, compared to the results of operations of the Company for the three months ended March 31, 1997, without giving effect to the Southport acquisition.

     The Company's revenue for the three month period ended March 31, 1998 was $46.9 million, an increase of 55.2%, compared to $30.2 million in revenue for the three month period ended March 31, 1997. Revenue increased as a result of the Southport acquisition and the high activity levels in the oil and gas industry during the first quarter of 1998, which caused increased demand and thus, upward pressure on the pricing of the Company's goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the three month period ended March 31, 1998, compared to the same period in 1997.

     The increased volume and strong pricing enabled the Company to generate a gross profit of $8.3 million (17.7% of revenue) for the three month period ended March 31, 1998, compared to the $4.9 million (16.1% of revenue) of gross profit for the three month period ended March 31, 1997.

     The Company's general and administrative expenses were $1.6 million for the three month period ended March 31, 1998, compared to $1.0 million for the three month period ended March 31, 1997. This increase of $612,000 for the three month period was caused by additional general and administrative costs associated with the Southport acquisition, additional costs associated with increased production levels and public company reporting requirements.

     The Company had net interest income of $25,000 for the three months ended March 31, 1998 compared to net interest expense of $236,000 for the three months ended March 31, 1997. Interest expense decreased by $213,000 to $42,000 for the three months ended March 31, 1998 compared to $255,000 for the same period in 1997. As a result of a greater net cash provided by operations, a lesser amount of capital expenditures, no dividend payments, and the use of the proceeds of the Initial Public Offering, the weighted-average borrowings for the three months ended March 31, 1998 were substantially lower in comparison to the corresponding three months of 1997.

     The Company converted from S Corporation to C Corporation status on April 4, 1997. Pro forma income taxes and pro forma net income give effect to federal and state income taxes as if the Company had been taxed as a C Corporation during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $3.7 million for the three months ended March 31, 1998 with working capital remaining stable at $17.1 million. Net cash used in investing activities for the three months ended March 31, 1998 was $8.9 million, of which $5.9 million related to the purchase of Southport and $3.0 million related to capital expenditures made during the quarter. Approximately 50% of the Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. The remaining 50% was for the purchase of one new Manitowoc crane to replace one previously rented.

     Net cash provided by financing activities was $275,000 for the three months ended March 31, 1998, consisting of $175,000 from the proceeds of exercised stock options with the remaining from borrowings and payments on the Company's Bank Credit Facility.

     The Company's Bank Credit Facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1 1/2%. The Revolver matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and by the stock of its subsidiary, Dolphin Services, Inc. As additional security the Company has caused Dolphin Services, Inc. to guarantee the Company's obligations under the Revolver. At March 31, 1998 the Company had $2.7 of outstanding borrowings under the credit facility.

     Capital expenditures for the remaining nine months of 1998 are estimated to be approximately $11.4 million, including the purchase of four additional new Manitowoc crawler cranes, improvements to the west yard fabrication area and various other fabrication equipment purchases and facility expansions. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions that may require additional equity or debt financing.

                          PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An annual meeting of the Registrants's stockholders was held on April 30, 1998.

     (c) The following matters were voted upon with the results as indicated below:

          1) Election of the following nominees for directors.

          Stephen G. Benton, Jr.
            Number of Votes Cast For - 10,775,607
            Number of Votes Cast Against or Withheld - 22,487
            Number of Abstentions - None
            Number of Broker Non-Votes - None

          Thomas E. Fairley
            Number of Votes Cast For - 10,775,607
            Number of Votes Cast Against or Withheld - 22,487
            Number of Abstentions - None
            Number of Broker Non-Votes - None

          Hugh J. Kelly
            Number of Votes Cast For - 10,775,607
            Number of Votes Cast Against or Withheld - 22,487
            Number of Abstentions - None
            Number of Broker Non-Votes - None

          2) Ratification of appointment of Ernst & Young as independent auditors.

             Number of Votes Cast For - 10,787,294
             Number of Votes Cast Against or Withheld - 4,200
             Number of Abstentions  - 6,600
             Number of Broker Non-Votes - None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.1  Financial Data Schedule

          27.2 Financial Data Schedule Prior periods restated to conform to FASB No. 128

          99.1 Press release issued by the Company on November 25, 1997 announcing the completion of the secondary offering.

          99.2 Press release issued by the Company on January 28, 1998 announcing its 1997 fourth quarter earnings.

          99.3 Press release issued by the Company on April 30, 1998 announcing its 1998 first quarter earnings.

     (b) On January 16, 1998 the Registrant filed a Form 8-K dated January 1, 1998 (reporting on Items 7 and 2) regarding the acquisition of Southport, Inc.

          On February 11, 1998 the Registrant filed a Form 8-K/A-1 dated January 1, 1998 (reporting on Items 7 and 2), regarding the acquisition of Southport, Inc. amending the Form 8-K to include:

                Audited Consolidated Balance Sheet at December 31, 1996, related Consolidated Statement of Income and Retained Earnings and Consolidated Statement of Cash Flows for the year ended
                December 31, 1996.

                Unaudited Consolidated Balance Sheet at September 30, 1997, related Consolidated Statement of Retained Earnings and Consolidated Statement of Cash Flows for the nine months ended September 30, 1997.

                Unaudited Pro Forma Condensed Combined Balance Sheet at September 30, 1997, related Unaudited Pro Forma Condensed Combined Statement of Income and Unaudited Pro Forma Condensed Combined Statement of Cash Flows for the nine months ended September 30, 1997.

                Unaudited Pro Forma Condensed Combined Statement of Income for the year ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GULF ISLAND FABRICATION, INC.

                                         /s/ JOSEPH P. GALLAGHER, III
                                      By:_____________________________
                                         Joseph P. Gallagher, III
                                         Vice President - Finance,
                                         Chief Financial Officer,
                                         Treasurer and Secretary
                                         (Principal Financial Officer
                                         and Duly Authorized Officer)


DATE: MAY 12, 1998

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

Exhibit
Number                        Description of Exhibit
------                        ----------------------

 27.1             Financial Data Schedule.
 27.2 Financial Data Schedule--Prior periods restated to conform to FASB No. 128.
 99.1 Press release issued by the Company on November 25, 1997 announcing the completion of the secondary offering.
 99.2 Press release issued by the Company on January 28, 1998 announcing its 1997 fourth quarter earnings.
 99.3 Press release issued by the Company on April 30, 1998 announcing its 1998 first quarter earnings.