Form 10-Q
period 1998-06-30
GULF ISLAND FABRICATION INC
filed 1998-08-10
CIK 1031623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

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

                           YES [X]     NO [_]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at August 7, 1998 was 11,638,400.

                         GULF ISLAND FABRICATION, INC.
                                     INDEX

                                                                       Page
PART I   FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets at June 30, 1998 and
            December 31, 1997                                             1

           Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 1998 and 1997                       2

           Consolidated Statement of Changes in Shareholders' Equity
            for the Six Months Ended June 30, 1998                        3

           Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997                           4

           Notes to Consolidated Financial Statements                   5-7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-10

PART II  OTHER INFORMATION

    Item 5.  Other Information                                           11

    Item 6.  Exhibits and Reports on Form 8-K                            11

SIGNATURES                                                               12

EXHIBIT INDEX                                                           E-1

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              June 30,        December 31,
                                                                                1998              1997
                                                                             -----------      ------------
                                                                                     (in thousands)
        ASSETS
Current assets:
  Cash                                                                          $ 3,623         $ 6,879
  Contracts receivable, net                                                      32,193          21,204
  Retainage                                                                       5,177           1,556
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                                       3,716             903
  Prepaid expenses                                                                  508             914
  Inventory                                                                       1,072             968
  Recoverable income taxes                                                            -             321
                                                                               --------        --------
    Total current assets                                                         46,289          32,745
Property, plant and equipment, net                                               39,831          34,505
Excess of cost over fair value of net assets acquired
 less accumulated amortization of $141,725 at June 30, 1998                       3,976               -
Other assets                                                                        497             428
                                                                               --------        --------
    Total assets                                                               $ 90,593        $ 67,678
                                                                               ========        ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $ 10,875         $ 3,368
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                             10,755           5,925
  Accrued employee costs                                                          4,210           3,068
  Accrued expenses                                                                1,855           2,829
  Income taxes payable                                                              705               -
                                                                               --------        --------
    Total current liabilities                                                    28,400          15,190
Deferred income taxes                                                             1,911           1,878
                                                                               --------        --------
    Total liabilities                                                            30,311          17,068

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                       -               -
  Common stock, no par value, 20,000,000 shares authorized, 11,638,400 and 11,600,000  shares issued and outstanding at June 30, 1998
   and December 31, 1997, respectively                                            4,162           4,133
Additional paid-in capital                                                       35,124          34,865
Retained earnings                                                                20,996          11,612
                                                                               --------        --------
    Total shareholders' equity                                                   60,282          50,610
                                                                               --------        --------
                                                                               $ 90,593        $ 67,678
                                                                               ========        ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                                ---------------------------           -------------------------
                                                                   1998              1997             1998               1997
                                                                                  (in thousands, except per share data)
Revenue                                                          $ 50,641          $ 35,023         $ 97,555           $ 65,247
Cost of revenue                                                    40,874            28,599           79,477             53,958
                                                                 --------          --------         --------           --------
Gross profit                                                        9,767             6,424           18,078             11,289
General and administrative expenses                                 1,460             1,144            3,074              2,146
                                                                 --------          --------         --------           --------
Operating income                                                    8,307             5,280           15,004              9,143

Other expense (income):
  Interest expense                                                     15                55               57                310
  Interest income                                                     (22)              (16)             (89)               (35)
                                                                 --------          --------         --------           --------
                                                                       (7)               39              (32)               275
                                                                 --------          --------         --------           --------
Income before income taxes                                          8,314             5,241           15,036              8,868
Income taxes                                                        3,163             1,976            5,652              1,976
Cumulative deferred tax provision                                       -             1,144                -              1,144
                                                                 --------          --------         --------           --------
Net income                                                       $  5,151          $  2,121         $  9,384           $  5,748
                                                                 ========          ========         ========           ========
Pro forma data (Note 3):
  Income before income taxes                                     $  8,314          $  5,241         $ 15,036           $  8,868
  Income taxes                                                      3,163             1,976            5,652              1,976
  Pro forma income taxes related to operations as
   S Corporation                                                        -                 -                -              1,379
                                                                 --------          --------         --------           --------
Pro forma net income                                             $  5,151          $  3,265         $  9,384           $  5,513
                                                                 ========          ========         ========           ========
Pro forma per share data:
  Pro forma basic earnings per share                             $   0.44          $   0.28         $   0.81           $   0.57
                                                                 ========          ========         ========           ========
  Pro forma diluted earnings per share                           $   0.44          $   0.28         $   0.80           $   0.57
                                                                 ========          ========         ========           ========
Pro forma weighted-average shares                                  11,632            11,477           11,622              9,666
Effect of dilutive securities: employee stock options                  89                39               97                 19
                                                                 --------          --------         --------           --------
Pro forma adjusted weighted-average shares                         11,721            11,516           11,719              9,685
                                                                 ========          ========         ========           ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                   Additional                      Total
                                              Common Stock           Paid-In       Retained    Shareholders'
                                         Shares        Amount        Capital       Earnings       Equity
                                        --------      --------     -----------     --------    -------------
                                                                   (in thousands)
Balance at January 1, 1998                11,600        $ 4,133      $ 34,865      $ 11,612       $ 50,610
Exercise of stock options                     38             29           259             -            288
Net income                                     -              -             -         9,384          9,384
                                          ------        -------      --------      --------       --------
Balance at June 30, 1998                  11,638        $ 4,162      $ 35,124      $ 20,996       $ 60,282
                                          ======        =======      ========      ========       ========




       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Six months ended June 30,
                                                                                                  1998              1997
                                                                                                -------------------------
                                                                                                       (in thousands)
Cash flows from operating activities:
 Net income                                                                                          $ 9,384           $ 5,748
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                                         1,889             1,339
  Amortization                                                                                           141                 -
  Deferred income taxes                                                                                 (168)            1,144
  Changes in operating assets and liabilities:
   Contracts receivable                                                                               (3,085)           (8,065)
   Retainage                                                                                          (2,376)            1,001
   Costs and estimated earnings in excess of billings on uncompleted contracts                        (1,653)           (1,964)
   Other assets                                                                                          427               673
   Accounts payable and accrued expenses                                                               2,728             4,620
   Income taxes payable                                                                                  959             1,523
   Billings in excess of costs and estimated earnings on uncompleted contracts                         2,385             1,894
                                                                                                     -------           -------
     Net cash provided by operating activities                                                        10,631             7,913

Cash flows from investing activities:
 Capital expenditures, net                                                                            (5,601)           (7,481)
 Payment for purchase of Dolphin Services, net of cash acquired                                            -            (5,803)
 Payment for purchase of Southport, net of cash acquired                                              (5,922)                -
 Other                                                                                                   (52)              253
                                                                                                     -------           -------
    Net cash used in investing activities                                                            (11,575)          (13,031)

Cash flows from financing activities:
 Cost associated with initial public offering                                                              -              (143)
 Borrowings against notes payable                                                                      8,000            41,900
 Principal payments on notes payable                                                                 (10,600)          (48,524)
 Proceeds from initial public offering                                                                     -            31,471
 Proceeds from exercise of stock options                                                                 288                 -
 Dividends                                                                                                 -           (16,641)
                                                                                                     -------           -------
     Net cash provided by (used in) financing activities                                              (2,312)            8,063
                                                                                                     -------           -------
Net increase (decrease) in cash                                                                       (3,256)            2,945
Cash at beginning of period                                                                            6,879             1,357
                                                                                                     -------           -------
Cash at end of period                                                                                $ 3,623           $ 4,302
                                                                                                     =======           =======
Supplemental cash flow information:
 Interest paid                                                                                       $    38           $   236
                                                                                                     =======           =======
 Income taxes paid                                                                                   $ 4,827           $     -
                                                                                                     =======           =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 1998 AND 1997

NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

     Gulf Island Fabrication, Inc. ("Gulf Island"), located in Houma, Louisiana, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company also offers offshore interconnect pipe hook-up, inshore marine construction, and steel warehousing and sales. With the acquisition of Southport, Inc., effective January 1, 1998, the Company also provides the fabrication of living quarters for offshore platforms for the oil and gas industry. Gulf Island's principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiaries (collectively "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The information presented at June 30, 1998 and for the three months and six months ended June 30, 1998 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position at June 30, 1998 and the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

in the Registrant Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain items included in the financial statements for the periods ended December 31, 1997 and June 30, 1997 have been reclassified to conform to the June 30, 1998 financial statement presentation.

NOTE 2-- ACQUISITION OF SOUTHPORT, INC.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Southport as if the acquisition had occurred on January 1, 1997. Pro forma adjustments include (1) adjustments for the increase in interest expense as a result of the acquisition,
(2) additional depreciation on property, plant and equipment, (3) adjustments to record the amortization of cost in excess of fair value of net assets acquired,
(4) the elimination of certain general and administrative expenses, and (5) the related tax effects. The effects of the termination of the S Corporation status (Note 3) are included.


                                                        Three months ended      Six months ended
                                                          June 30, 1997           June 30, 1997
                                                         (in thousands, except per share data)
                                                         -------------------------------------
Revenue...............................................        $40,619              $74,972
Pro forma net income..................................          3,260                5,699
Pro forma basic and diluted net income per share......           0.28                  .59

NOTE 3-- PRO FORMA PER SHARE DATA

     On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. The 1997 periods reflect an expense of $1,144,000 related to the cumulative deferred income taxes resulting form the conversion to a C Corporation on April 4, 1997. The pro forma income statement presentation reflects income taxes related to operations as an S Corporation as if the Company had been subject to federal and state income taxes since January 1, 1997 using an assumed effective tax rate of approximately 38%. Further, the pro forma weighted-average share calculations for 1997 include the assumed issuance of additional shares sufficient to pay the distributions made to shareholders in connection with the Company's Initial Public Offering, to the extent such distributions exceeded net income for the year ended December 31, 1996.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

NOTE 4 -- STOCK SPLIT

     On October 6, 1997, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend that became effective on October 28, 1997 to shareholders of record on October 21, 1997. All share and per share data included in the financial statements prior to the stock split have been restated to reflect the stock split.

NOTE 5 -- CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Effective January 1, 1998, the Company acquired all of the outstanding stock of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively, "Southport"). The acquisition is being accounted for under the purchase method of accounting, and accordingly, the operations of Southport are included in the Company's consolidated operations starting January 1, 1998. The Statement of Income included in the unaudited financial statements presents the consolidated results of operations of the Company for the three months and six months ended June 30, 1998, compared to the results of operations of the Company for the three months and six months ended June 30, 1997, without giving effect to the Southport acquisition.

     The Company's revenue for the three month and six month periods ended June 30, 1998 was $50.6 million and $97.6 million, an increase of 44.6% and 49.5%, respectively, compared to $35.0 million and $65.2 million in revenue for the three month and six month periods ended June 30, 1997. Revenue increased as a result of the Southport Acquisition, the on-going labor recruiting and retention efforts by the Company which generated an increase in the volume of direct labor hours applied to contracts, and the implementation of productivity enhancing equipment for the three month and six month periods ended June 30, 1998, compared to the same periods in 1997.

     The increased employment levels and the utilization of labor saving equipment enabled the Company to increase volume and improve profit margins and generate a gross profit of $9.8 million (19.3% of revenue) and $18.1 million (18.5% of revenue) for the three and six month periods ended June 30, 1998, respectively, compared to the $6.4 million (18.3% of revenue) and $11.3 million (17.3% of revenue) of gross profit for the three and six month periods ended June 30, 1997.

     The Company's general and administrative expenses were $1.5 million for the three month period ended June 30, 1998 and $3.1 million for the six month period ended June 30, 1998. This compares to $1.1 million for the three month period ended June 30, 1997 and $2.1 million for the six month period ended June 30, 1997. These increases of $400,000 and $1.0 million, respectively, were caused by additional general and administrative costs associated with the operating activities of Southport, additional costs associated with increased production levels and public company reporting requirements.

     The Company had net interest income of $7,000 for the three months ended June 30, 1998 and $32,000 for the six months ended June 30, 1998, compared to net interest expense of $39,000 and $275,000 for the three months and six months ended June 30, 1997. The Company completed its Initial Public Offering in April 1997 and used the proceeds to eliminate all of its outstanding bank debt and provide working capital to the Company. Since that time, the Company's cash provided by operations has increased to a level which has allowed the Company to make capital expenditures and acquisitions with little or no debt.

     The Company converted from S Corporation to C Corporation status on April 4, 1997. Pro forma income taxes and pro forma net income give effect to federal and state income taxes as if the Company had been taxed as a C Corporation during the three and six month periods ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $10.6 million for the six months ended June 30, 1998 with working capital remaining stable at $17.9 million. Net cash used in investing activities for the six months ended June 30, 1998 was $11.6 million, of which $5.9 million related to the purchase of Southport and $5.6 million related to capital expenditures made during the period. Approximately 50% of the Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. The remaining 50% was for the purchase of two new Manitowoc cranes which replace two cranes previously rented.

     Net cash used in financing activities was $2.3 million for the six months ended June 30, 1998. The Company received $288,000 from the proceeds of exercised stock options and made $2.6 million net payments on the Company's Bank Credit Facility.

     The Company's Bank Credit Facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1 1/2%. The Revolver matures December 31, 1999 and is secured by a mortgage on the Company's real estate, equipment and fixtures, and by the stock of its subsidiary, Dolphin Services, Inc. As additional security, the Company has caused Dolphin Services Inc. to guarantee the Company's obligations under the Revolver. At June 30, 1998 the Company had no outstanding borrowings under the credit facility.

     Capital expenditures for the remaining six months of 1998 are estimated to be approximately $10.0 million, including the purchase of three additional new Manitowoc crawler cranes, improvements to the west yard fabrication area and various other fabrication equipment purchases and facility expansions. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions that may require additional equity or debt financing.


GENERAL

     The Company has developed a plan to modify its information technology to recognize the year 2000. The Company has committed to purchase software and upgrade its hardware to address the year 2000. The project is to be substantially complete and operational by late 1998 and is expected to cost approximately $77,000. Management does not expect this project to have a significant effect on the Company's operations. The Company is currently evaluating its position with significant suppliers and large customers to ensure that those parties have appropriate plans to address year 2000 issues where they may otherwise impact the operations of the Company. The Company does not have any significant suppliers or large customers that directly interface with the Company's information technology systems. There is no guarantee that the systems of the Company's suppliers and customers will be 2000 compliant and that such non-compliance will not have an adverse effect on the Company.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On July 22, 1998 the Company announced its 1998 second quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.1  Financial Data Schedule.

          99.1 Press release issued by the Company on July 22, 1998 announcing its 1998 second quarter earnings and related matters.

     (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GULF ISLAND FABRICATION, INC.

                                  By: /s/ Joseph P. Gallagher, III
                                     ---------------------------------
                                     Joseph P. Gallagher, III
                                     Vice President  Finance,
                                     Chief Financial Officer,
                                     Treasurer and Secretary
                                     (Principal Financial Officer
                                     and Duly Authorized Officer)

Date: August 10, 1998

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX
Exhibit
Number                Description of Exhibit
-------               ----------------------

 27.1    Financial Data Schedule.
 99.1 Press release issued by the Company on July 22, 1998 announcing its 1998 second quarter earnings and related matters.