Form 10-Q
period 1998-09-30
GULF ISLAND FABRICATION INC
filed 1998-11-13
CIK 1031623

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________  to _____________


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

                           YES  ___X___   No_______


     The number of shares of the Registrant's common stock, no par value per share, outstanding at November 9, 1998 was 11,638,400.



                         GULF ISLAND FABRICATION, INC.
                               I N D E X

                                                                     Page

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets
                at September 30, 1998 (unaudited) and
                December 31, 1997                                    1

                Consolidated Statements of Income
                for the Three and Nine Months Ended
                September 30, 1998 and 1997 (unaudited)              2

                Consolidated Statement of Changes in
                Shareholders' Equity for the Nine Months
                Ended September 30, 1998 (unaudited)                 3

                Consolidated Statements of Cash Flows
                for the Nine Months Ended
                September 30, 1998 and 1997 (unaudited)              4

                Notes to Consolidated Financial Statements           5-7


        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  8-10


PART II OTHER INFORMATION

        Item 5. Other Information                                    11


        Item 6. Exhibits and Reports on Form 8-K                     11



        SIGNATURES                                                   12

        EXHIBIT INDEX                                                E-1


                      GULF ISLAND FABRICATION, INC.
                       CONSOLIDATED BALANCE SHEETS


                                                           (Unaudited)

                                                          September 30,         December 31,
                                                              1998                 1997
                                                         ___________           _____________
                                                                    (in thousands)
                              ASSETS

Current assets:
    Cash                                                 $     3,905           $    6,879
    Contracts receivable, net                                 33,047               21,204
    Retainage                                                  6,910                1,556
    Costs and estimated earnings in excess of billings
        on uncompleted contracts                               5,604                  903
    Prepaid expenses                                             597                  914
    Inventory                                                  1,184                  968
    Recoverable income taxes                                       -                  321
                                                         ___________           __________
        Total current assets                                  51,247               32,745
    Property, plant and equipment, net                        41,816               34,505
    Excess of cost over fair value of net assets
        acquired less accumulated amortization of
        $ 210,275 at September 30, 1998                        3,907                    -
    Other assets                                                 497                  428
                                                         ___________           __________
        Total assets                                     $    97,467           $   67,678
                                                         ===========           ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $    12,459           $    3,368
    Billings in excess of costs and estimated
         earnings on uncompleted contracts                    10,376                5,925
    Accrued employee costs                                     4,105                3,068
    Accrued expenses                                           2,104                2,829
    Income taxes payable                                       1,081                    -
                                                         ___________           __________
         Total current liabilities                            30,125               15,190
Deferred income taxes                                          1,748                1,878
                                                         ___________           __________
         Total liabilities                                    31,873               17,068

Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding             -                    -
    Common stock, no par value, 20,000,000 shares
         authorized, 11,638,400 and 11,600,000 shares
         issued and outstanding at September 30, 1998
         and December 31, 1997, respectively                   4,162                4,133
    Additional paid-in capital                                35,124               34,865
    Retained earnings                                         26,308               11,612
                                                         ___________           __________
         Total shareholders' equity                           65,594               50,610
                                                         ___________           __________
                                                         $    97,467           $   67,678
                                                         ===========           ==========





          The accompanying notes are an integral part of these statements.



                 GULF ISLAND FABRICATION, INC.
          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                       Three Months Ended       Nine Months Ended
                                                          September 30,            September 30,
                                                       ___________________   _____________________
                                                          1998       1997       1998        1997
                                                          (in thousands, except per share data)

Revenue                                                $ 51,866   $ 36,311   $ 149,421   $ 101,556
Cost of revenue                                          42,036     29,325     121,513      83,282
                                                       ________   ________   _________   _________
Gross profit                                              9,830      6,986      27,908      18,274
General and administrative expenses                       1,458      1,115       4,532       3,262
                                                       ________   ________   _________   _________
Operating income                                          8,372      5,871      23,376      15,012
Other expense (income):
     Interest expense                                        19         16          76         324
     Interest income                                       (94)       (77)       (183)       (112)
                                                       ________   ________   _________   _________
                                                           (75)       (61)       (107)         212
                                                       ________   ________   _________   _________

Income before income taxes                                8,447      5,932      23,483      14,800
Income taxes                                              3,135      2,234       8,787       4,210
Cumulative deferred tax provision                             -          -           -       1,144
                                                       ________   ________   _________   _________
Net income                                             $  5,312   $  3,698   $  14,696   $   9,446
                                                       ========   ========   =========   =========
Pro forma data (Note 3):
     Income before income taxes                        $  8,447   $  5,932   $  23,483   $  14,800
     Income taxes                                         3,135      2,234       8,787       4,210
     Pro forma income taxes
        related to operations as S Corporation                -          -           -       1,379
                                                       ________   ________   _________   _________
     Pro forma net income                              $  5,312   $  3,698   $  14,696   $   9,211
Pro forma per share data:                              ========   ========   =========   =========

     Pro forma basic earnings per share                $   0.46   $   0.32   $    1.26   $    0.89
                                                       ========   ========   =========   =========
     Pro forma diluted earnings per share              $   0.45   $   0.32   $    1.25   $    0.89
                                                       ========   ========   =========   =========
Pro forma weighted-average shares                        11,638     11,600      11,627      10,310
Effect of dilutive securities: employee stock options        59         89          84          43
                                                       ________   ________   _________   _________
Pro forma adjusted weighted-average shares               11,697     11,689      11,711      10,353
                                                       ========   ========   =========   =========

          The accompanying notes are an integral part of these statements.



                    GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                     Additional               Total
                                   Common Stock       Paid-In     Retained    Shareholders'
                                Shares      Amount    Capital     Earnings    Equity
                               __________   _______   ________   ________   ________
                                           (in thousands, except share data)

Balance at January 1, 1998     11,600,000   $ 4,133   $ 34,865   $ 11,612   $ 50,610

Exercise of stock options          38,400        29        259          -        288

Net income                              -         -          -     14,696     14,696
                               __________   _______   ________    _______    _______

Balance at September 30, 1998  11,638,400   $ 4,162   $ 35,124   $ 26,308   $ 65,594
                               ==========   =======   ========   ========   ========


The accompanying notes are an integral part of these statements.


                   GULF ISLAND FABRICATION, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Nine months ended
                                                                       September 30,


                                                                      1998            1997
                                                                      ___________     _________

                                                                         (in thousands)
Cash flows from operating activities:
   Net income                                                         $    14,696     $   9,446
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation                                                          2,880         2,104
      Amortization                                                            210             -
      Deferred income taxes                                                 (331)         1,218
      Changes in operating assets and liabilities:
         Contracts receivable                                             (3,939)       (7,307)
         Retainage                                                        (4,109)           790
         Costs and estimated earnings in excess of billings
              on uncompleted contracts                                    (3,541)       (1,972)
         Prepaid expenses and other assets                                    597           967
         Inventory                                                          (371)             -
         Accounts payable and accrued expenses                              4,456         4,649
         Income taxes payable                                               1,335           988
         Billings in excess of costs and estimated earnings
              on uncompleted contracts                                      2,006         2,943
                                                                      ___________     _________

              Net cash provided by operating activities                    13,889        13,826

Cash flows from investing activities:
   Capital expenditures, net                                              (8,577)      (12,787)
   Payment for purchase of Dolphin Services, net of cash acquired               -       (5,803)
   Payment for purchase of Southport, net of cash acquired                (5,922)             -
   Other                                                                     (52)           253
                                                                      ___________     _________
         Net cash used in investing activities                           (14,551)      (18,337)

Cash flows from financing activities:
   Borrowings against notes payable                                         8,000        41,900
   Principal payments on notes payable                                   (10,600)      (48,659)
   Proceeds from initial public offering                                        -        31,328
   Proceeds from exercise of stock options                                    288             -
   Dividends                                                                    -      (16,641)
                                                                      ___________     _________
         Net cash provided by (used in) financing activities              (2,312)         7,928
                                                                      ___________     _________
Net increase (decrease) in cash                                           (2,974)         3,417
Cash at beginning of period                                                 6,879         1,357
                                                                      ___________     _________
Cash at end of period                                                 $     3,905     $   4,774
                                                                      ===========     =========


Supplemental cash flow information:

   Interest paid                                                      $        72     $     381
                                                                      ===========     =========
   Income taxes paid                                                  $     7,773     $   2,660
                                                                      ===========     =========




The accompanying notes are an integral part of these statements.



                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  FOR THE THREE MONTH AND NINE MONTH PERIODS
                       ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

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

     The information presented at September 30, 1998 and for the three months and nine months ended September 30, 1998 and 1997, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position at September 30, 1998 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     Certain items included in the financial statements for the periods ended December 31, 1997 and September 30, 1997 have been reclassified to conform to the September 30, 1998 financial statement presentation.

NOTE 2- ACQUISITION OF SOUTHPORT, INC.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Southport as if the acquisition had occurred on January 1, 1997. Pro forma adjustments include (1) adjustments for the increase in interest expense as a result of the acquisition, (2) additional depreciation on property, plant and equipment, (3) adjustments to record the amortization of cost in excess of fair value of net assets acquired, (4) the elimination of certain general and administrative expenses, and (5) the related tax effects. The pro forma income tax presentation (Note 3) is included.

                                                 Three months             Nine months
                                                    Ended                    Ended
                                                 September 30,            September 30,
                                                    1997                     1997
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                _____________________________________

Revenue............................................   $  40,979             $115,951
Pro forma net income...............................       4,099                9,798
Pro forma basic and diluted net income per share...        0.36                  .95




NOTE 3- PRO FORMA PER SHARE DATA

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

NOTE 6 - NOTES PAYABLE

     Effective August 21, 1998, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to December 31, 2000. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1.5%. The Company is required to maintain certain balance sheet and cash flow ratios. The Company pays a fee quarterly of three-eighths of one percent per annum on the weighted-average unused portion of the line of credit. At September 30, 1998, there were no borrowings outstanding under the credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

     Effective January 1, 1998, the Company acquired all of the outstanding stock of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively, "Southport"). The acquisition is being accounted for under the purchase method of accounting, and accordingly, the operations of Southport are included in the Company's consolidated operations starting January 1, 1998. The Statement of Income included in the unaudited financial statements presents the consolidated results of operations of the Company for the three months and nine months ended September 30, 1998, compared to the results of operations of the Company for the three months and nine months ended September 30, 1997, without giving effect to the Southport acquisition.

     The Company's revenue for the three month and nine month periods ended September 30, 1998 was $51.9 million and $149.4 million, an increase of 42.8% and 47.1%, respectively, compared to $36.3 million and $101.6 million in revenue for the three month and nine month periods ended September 30, 1997. Revenue increased as a result of the Southport Acquisition, the on-going labor recruiting and retention efforts by the Company which generated an increase in the volume of direct labor hours applied to contracts, and the implementation of productivity enhancing equipment for the three month and nine month periods ended September 30, 1998, compared to the same periods in 1997.

     The increased employment levels and the utilization of labor saving equipment enabled the Company to increase volume and produce relatively stable or slightly improved profit margins and generate a gross profit of $9.8 million (19.0% of revenue) and $27.9 million (18.7% of revenue) for the three and nine month periods ended September 30, 1998, respectively, compared to the $7.0 million (19.2% of revenue) and $18.3 million (18.0% of revenue) of gross profit for the three and nine month periods ended September 30, 1997.

     The Company's general and administrative expenses were $1.5 million for the three month period ended September 30, 1998 and $4.5 million for the nine month period ended September 30, 1998. This compares to $1.1 million for the three month period ended September 30, 1997 and $3.3 million for the nine month period ended September 30, 1997. These increases of $400,000 and $1.2 million, respectively, were caused by additional general and administrative costs associated with the operating activities of Southport, additional costs associated with increased production levels and public company reporting requirements.

     The Company had net interest income of $75,000 for the three months ended September 30, 1998 and $107,000 for the nine months ended September 30, 1998, compared to net interest income of $61,000 and net interest expense of $212,000 for the three months and nine months ended September 30, 1997. The Company completed its Initial Public Offering in April 1997 and used the proceeds to eliminate all of its outstanding bank debt and provide working capital to the Company. Since that time, the Company's cash provided by operations has increased to a level which has allowed the Company to make capital expenditures and acquisitions with little or no debt.

     The Company converted from S Corporation to C Corporation status on April 4, 1997. Pro forma income taxes and pro forma net income give effect to federal and state income taxes as if the Company had been taxed as a C Corporation during the three and nine month periods ended September 30, 1997.

     Despite the Company's performance for the three month and nine month periods, the Company expects that the downturn in the industry brought on by continued low oil prices and a downturn in natural gas prices will impact the Company's ability to maintain these high levels of performance beyond year end. The dollar value of projects available in the market is significantly below last year's levels and the Company's backlog is being similarly eroded. Competition for available projects has become more intense and future margins will likely be diminished. Cost reduction measures will be undertaken as appropriate to meet these conditions. In the longer term, demand for the Company's services will continue to depend largely upon prices for oil and gas, which are difficult to predict. At some point however, it is expected that these prices should recover as supplies are reduced and the Company's customers are forced to replace them.

                        LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $13.9 million for the nine months ended September 30, 1998 with working capital increasing to $21.1 million. Net cash used in investing activities for the nine months ended September 30, 1998 was $14.6 million, of which $5.9 million related to the purchase of Southport and $8.7 million related to capital expenditures made during the period. Approximately 65% of the Company's capital expenditures were for the purchase of three new Manitowoc cranes which replaced three cranes previously rented. The remaining 35% of the Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force.

     Net cash used in financing activities was $2.3 million for the nine months ended September 30, 1998. The Company received $288,000 from the proceeds of exercised stock options and made $2.6 million net payments on the Company's Bank Credit Facility.

     The Company's Bank Credit Facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1 1/2 %. The Revolver matures December 31, 2000 and is secured by a mortgage on the Company's real estate, equipment and fixtures. At September 30, 1998 the Company had no outstanding borrowings under the credit facility.

     Capital expenditures for the remaining three months of 1998 are estimated to be approximately $8.2 million, including the purchase of two additional new Manitowoc crawler cranes (which will replace two rental cranes), improvements to the west yard fabrication area and various other fabrication equipment purchases and facility expansions. On November 6, 1998 the Company acquired for $1.15 million the property that it's wholly-owned subsidiary, Southport,Inc., is located on. The Company also has an agreement to purchase, for approximately $750,000, property which is adjacent to its east yard and across the Navigation Canal from its west yard. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through future acquisitions that may require additional equity or debt financing.

YEAR 2000 ISSUES

     The Problem. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four when coding the year portion of a date. This practice can create breakdowns or erroneous results when computers and processors embedded in other equipment perform operations involving dates later than December 31, 1999.

     The Company's State of Readiness. The Company has assessed the Year 2000 compliance of its information technology systems and has purchased software and hardware that it believes will be adequate to upgrade all of these systems to Year 2000 compliance. The Company has also surveyed its significant non-information technology equipment for Year 2000 issues. While the Company uses several such items of equipment that are significant to its operations (such as automated welding and cutting equipment) none of the automated functions of this equipment are date sensitive and the Company believes that none of the equipment will require replacement or modification for Year 2000 compliance.

     The Company does not have any significant suppliers or customers whose information technology systems directly interface with that of the Company. Nevertheless, as part of its assessment of its state of readiness, the Company is surveying its suppliers and customers for Year 2000 compliance. To date, the Company has received replies from approximately 71% of the suppliers that it has contacted, all of which (with insignificant exceptions) have indicated that they have taken appropriate steps to achieve Year 2000 compliance or have plans to do so. The Company has only recently begun its survey of customers and does not yet have a significant response.

     Costs. Because the Company's information technology systems have been regularly upgraded and replaced as part of the Company's ongoing efforts to maintain high-grade technology and because the Company is not heavily dependent on non-information technology equipment that is date sensitive, the Company's Year 2000 compliance costs are expected to be relatively low. Recently the Company has incurred $77,000 to purchase software and hardware to upgrade its information technology systems and management does not believe that significant additional costs will be required for Year 2000 compliance. There can be no guarantee, however, that actual costs will not exceed that amount.

     Risks. While the Company believes that it has taken reasonable steps to assess its internal systems and prepare them for Year 2000 issues, if those steps prove inadequate the Company's ability to estimate and bid on new jobs and its financial and other daily business procedures could be interrupted or delayed, any of which could have a material adverse effect on the Company's operations. Because the Company's survey of its suppliers and customers is not complete, the Company is not in a position to evaluate the risk of their non-compliance. It is possible that the operations of the Company could be adversely affected to a material extent by the non-compliance of significant suppliers or customers.

     Contingency Plan. While the Company intends to continue to monitor Year 2000 issues, it does not currently have a contingency plan for dealing with the possibility that its current systems may prove inadequate, nor does the Company currently intend to develop such a plan.


FORWARD-LOOKING STATEMENTS

     Statements under "Year 2000 Issues" as to the Company's beliefs and expectations, statements in the last paragraph under "Results of Operations" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas, the timing of new projects and the Company's ability to obtain them, competitive factors in the heavy marine fabrication industry, the accuracy of the Company's assessment of its exposure to Year 2000 issues and the adequacy of the steps it has taken to address those issues.
Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.



                          PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On October 22, 1998 the Company announced its 1998 third quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           10.1 Seventh Amended and Restated Revolving Credit and Term Loan Agreement among the Company and First National Bank of Commerce and Whitney National Bank, dated August 21, 1998 (the "Bank Credit Facility").
           27.1 Financial Data Schedule.
           99.1 Press release issued by the Company on October 22, 1998 announcing its 1998 third quarter earnings and related matters.

(b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GULF ISLAND FABRICATION, INC.

                                      /s/ Joseph P. Gallagher, III
                                 By:______________________________
                                          Joseph P. Gallagher, III
                                          Vice President - Finance,
                                          Chief Financial Officer,
                                          Treasurer and Secretary
                                          (Principal Financial Officer
                                          and Duly Authorized Officer)


DATE: NOVEMBER 12, 1998

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX
Exhibit
Number                       DESCRIPTION OF EXHIBIT

 10.1 Seventh Amended and Restated Revolving Credit and Term Loan Agreement among the Company and First National Bank of Commerce and Whitney National Bank, dated August 21, 1998 (the "Bank Credit Facility").
 27.1      Financial Data Schedule.
 99.1 Press release issued by the Company on October 22, 1998 announcing its 1998 third quarter earnings and related matters.