Form 10-K
period 1998-12-31
GULF ISLAND FABRICATION INC
filed 1999-03-23
CIK 1031623

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                  For the fiscal year ended December 31, 1998

                                      or

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 For the transition period from              to


                        Commission File Number 0-22303

                         GULF ISLAND FABRICATION, INC.
            (Exact name of registrant as specified in its charter)

              Louisiana                                72-1147390
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)


 583 Thompson Road, Houma, Louisiana                      70363
   (Address of principal executive                     (zip code)
              offices)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 1999 was approximately $58,003,375.

  The number of shares of the Registrant's common stock, no par value per share, outstanding at March 5, 1999 was 11,638,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 1999 Annual Meeting of Shareholders to be held April 29, 1999 have been incorporated by reference into Part III of this Form 10-K.

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Items 1 and 2. Business and Properties..............................     1
    Item 3.        Legal Proceedings....................................    11
    Item 4.        Submission of Matters to a Vote of Security Holders..    11
    Item 4A.       Executive Officers of the Registrant.................    11
 PART II
    Item 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.................................    12
    Item 6.        Selected Financial Data..............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
    Item 7A.       Quantitative and Qualitative Disclosure About Market
                    Risk................................................    18
    Item 8.        Financial Statements and Supplementary Data..........    18
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    18
 PART III
    Item 10.       Directors and Executive Officers of the Registrant...    19
    Item 11.       Executive Compensation...............................    21
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management..........................................    21
    Item 13.       Certain Relationships and Related Transactions.......    21
 PART IV
    Item 14.       Exhibits, Financial Statements Schedules, and Reports
                    on Form 8-K.........................................    21
 GLOSSARY OF CERTAIN TECHNICAL TERMS.....................................   G1
 FINANCIAL STATEMENTS....................................................   F1
 SIGNATURES..............................................................   S1
 EXHIBIT INDEX...........................................................   E1

                                    PART I

Items 1 and 2. Business and Properties

  Certain technical terms are defined in the "Glossary of Certain Technical Terms" appearing at the end of this Report.

General

  Gulf Island Fabrication, Inc. (together with its subsidiaries, the "Company") is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and deck sections of floating production platforms (such as tension leg platforms ("TLPs")); piles, wellhead protectors, subsea templates and various production, compressor and utility modules; offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; steel warehousing and sales; and the fabrication of offshore living quarters.

  The Company was founded in 1985 by a group of investors, including Alden J. "Doc" Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in Southern Louisiana, approximately 30 miles from the Gulf of Mexico. The Company's primary facilities are located on 608 acres, of which 261 are currently developed for fabrication activities with 347 acres available for future expansion. These facilities allow the Company to build jackets for installation in water depth of up to 800 feet and deck sections for fixed or floating production platforms for use in unlimited water depth. In addition, the Company is able to build certain hull sections of floating production platforms, typically for use in water depth greater than 1,000 feet.

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

  In April, 1998, the Company, together with three engineering companies, formed a limited liability company called MinDOC, L.L.C., to patent, design and market a deep-water floating drilling and production concept. The Company initially owned a 40% interest in the LLC. Design and marketing of the project was pursued during the remainder of 1998. In February, 1999, an additional participant joined the group for a consideration, with the Company reducing its ownership interest to 33 1/3% leaving the other original members as well as the new entry with 16 2/3% each. Although there have been no sales to date, the group anticipates that as the design progresses, the concept can be successfully marketed to the oil industry for development of deepwater offshore oil and gas fields.

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

  The Company uses the latest welding and fabrication technology available, and all of the Company's products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. Gulf Island Fabrication is certified as an ISO 9002 fabricator for its quality assurance programs. See "-- Safety and Quality Assurance."

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

  The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company's ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. In July 1998, the Company completed the fabrication of the deck section and floating hull of a TLP designed for installation in 1,800 feet of water. The Company is currently constructing a similar hull to be installed in 3,200 feet of water. To the Company's knowledge, these are the first two TLPs of this size to be constructed entirely in the United States. With TLP's and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company's participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

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

  Through Dolphin Services, the Company also provides interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility, a quarter of a mile from the Company's main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification.

  Through Southport, the Company fabricates living quarters, primarily for offshore platforms, ranging in size from 4 to 250 beds.

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

  During 1998 the Company acquired an 11.3 acre facility located on the Houma Navigation Canal across Thompson Road from the main fabrication yard. This facility includes a two-story 5,000 square feet administration building with an attached 5,300 square foot warehouse. Also located on the property in an additional two-story 2,100 square foot administration building. The property has approximately 570 linear feet of water frontage, of which 380 linear feet is steel bulkhead which permits docking of large ocean going vessels and the outloading of heavy loads.

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

  Dolphin Services operates from a 20-acre site located approximately a quarter of a mile from the Company's main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 7,000 square foot building that houses administrative staff, approximately 14,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and 600 linear feet of steel bulkhead. Dolphin Services also operates a commercial steel sales division and a pressure vessel shop.

  Steel sales recently expanded to a new three acre facility located adjacent to Gulf Island Fabrication's main facility. In addition to the standard inventory items, it expanded to include A516-70 pressure vessel plate, ABS plate and a wider selection of wide flange beams. It intends to further expand the material sales by utilizing Gulf Island Fabrication's capability to process the steel by cutting, shaping, forming and painting.

  The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter and auto core flux and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

  Southport is located on a 13-acre site located in Harvey, Louisiana, a suburb of New Orleans, on the Harvey Canal, which has access to the Gulf of Mexico through the Intracoastal Canal. The facility includes 7,550 square feet of administrative offices, 22,300 square feet of covered fabrication area and 1,450 linear feet of steel bulkhead.

  The Company owns all of the foregoing properties.

  Equipment. The Company's main yard houses its Bertsch Model 38, Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. The Company's west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The

Company also currently uses 14 crawler cranes, which range in tonnage capacity from 150 to 300 tons and service both of the Company's yards. The Company owns these cranes which can thus avoid having to rent cranes on a monthly basis except in times of very high activity levels. The Company has a plasma-arc cutting system that cuts steel up to one inch thick at a rate of two hundred inches per minute. The Company performs routine repairs and maintenance on all of its equipment.

  The Company's plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, the Company is able to coordinate all aspects of platform construction, which can reduce the risk of; cost overruns; delays in project completion; and labor costs. In addition, these facilities often allow the Company to participate as subcontractors on projects awarded to other contractors. The Company's grit blast system can blast steel at a rate approximately ten times faster than conventional sandblasting. This greatly reduces labor costs and also decreases the Company's use of conventional sandblasting, which is considered to be a more hazardous and slower method of preparing steel for painting.

  For use in connection with its inshore construction activities, Dolphin Services owns three spud barges. Dolphin Services also leases two barges for use with inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons and five smaller crawler cranes ranging from 60 to 100 tons lifting capacity. Southport rents two crawler cranes with lifting capacities of 100 and 150 tons, respectively.

Materials and Supplies

  The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

Safety and Quality Assurance

  Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, weekly crew safety meetings and first aid and CPR training. The Company also employs two in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meet monthly to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every six months if the actual workmen's compensation recordable case rate is less than a pre-determined benchmark case rate for the six month period.

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

  Gulf Island Fabrication is certified as an ISO 9002 fabricator. ISO 9002 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification. Dolphin Services and Southport are evaluating procedures to begin the process of applying for ISO 9002 certification.

Customers and Contracting

  The Company's customers are primarily major and independent oil and gas companies. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas companies accounted for approximately 80% of the Company's revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore West Africa and Latin America.

  A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 38% (Texaco, Inc. and Atlantia Corporation), 58% (Texaco, Inc., Atlantia Corporation and British Petroleum Company), and 35% (Shell Offshore, Global Industries, Coastal Offshore) of revenue for fiscal 1998, 1997 and 1996, respectively. In addition, at December 31, 1998, 41% of the Company's backlog was attributable to one project. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

  Most of the Company's projects are awarded on a fixed-price or alliance/partnering basis, and while customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer's delivery schedule are the principal factors on which the Company is awarded contracts. The Company's contracts generally vary in length from one month to twenty-four months depending on the size and complexity of the project. Generally, the Company's contracts and projects are subject to termination at any time prior to completion, at the option of the customer. Upon termination, however, the customer is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

  Under fixed price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than those targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than those targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are the primary factors affecting the Company's operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the Company's Vice President of Operations. As an incentive to control man-hours, the Company gives bonuses to its employees based on 5% of the Company's income before taxes.

Seasonality

  Although in the recent past high activity levels in the oil and gas industry and capacity limitations have somewhat diminished the seasonality of the Company's operations, the Company's operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company's customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate portion of the Company's income has historically been earned during the second and third quarters of the year, and the Company has occasionally incurred losses during the first and fourth quarters of its fiscal year.

  The table below indicates for each quarter of the Company's last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

                                1998                1997                1996
                         ------------------- ------------------- -------------------
                         1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th
                         Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr.
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ----
Revenue................. 24%  26%  28%  22%  21%  26%  27%  26%  25%  27%  24%  24%
Gross profit............ 23%  27%  27%  23%  20%  26%  29%  25%  13%  26%  30%  31%
Net income.............. 22%  27%  29%  22%  19%  27%  30%  24%  11%  27%  34%  28%
Direct labor hours (in
 000's)................. 642  697  670  606  497  542  588  523  249  304  264  256

  Because of this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Recent reductions in industry activity, levels may tend to increase the seasonality of the Company's operations.

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

Backlog

  As of December 31, 1998 the Company's backlog was $67.3 million, $63.3 million of which management expects to be performed during 1999. Of the $67.3 million backlog at December 31, 1998, approximately 41% was attributable to one project.

  The Company's backlog is based on management's estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization received by our company. Often, however, management's estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management's estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in the Company's backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, pay the Company cancellation fees.

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

  The Company's compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which historically have resulted in approximately $150,000 in expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

Insurance

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. All policies are subject to deductibles and other coverage limitations. The Company also maintains a builder's risk policy for its construction projects and general liability insurance. Gulf Island Fabrication, Inc. is self-insured for workers' compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers' compensation and for U.S. longshoreman and harbor workers' coverage. Dolphin Services and Southport are conventionally insured for workers' compensation liability with deductibles of $100,000 and $25,000 respectively. The Company also maintains maritime employer's liability insurance. Although management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 1998, the number of Company employees ranged from approximately 1,100 to 1,275, approximately 200 of which were added through the acquisition of Southport. As of March 1, 1999, the Company had approximately 1,000 employees. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

  The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends not only upon customer demand but also the Company's ability to increase its labor force. The demand for such workers is high and the supply is extremely limited. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

  As part of an effort to maintain its workforce, the Company has instituted and enhanced several incentive programs for its current employees and expanded its training facility. The Company has facilities to train its employees on productivity and safety matters. The Company is committed to training its employees and offers advancement through in-house training programs.

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

Item 3. Legal Proceedings

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million from the four defendants for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings, the effect of which is to limit the damages recoverable from all four defendants to a maximum of $15 million. The trial court has issued this and other rulings that have been favorable to the defendants, all of which are subject to appeal by the plaintiff at the conclusion of the trial. Management is vigorously defending this case and, after consultation with legal counsel, does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

  The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 4A. Executive Officers of the Registrant

  Listed below are the names, ages and offices held by each of the executive officers of the Company as of March 1, 1999. All officers of the Company serve at the pleasure of the Company's Board of Directors.

           Name             Age                     Position
           ----             ---                     --------
Kerry J. Chauvin...........  51 President, Chief Executive Officer and Director
William A. Downey..........  52 Vice President--Operations
Murphy A. Bourke...........  54 Vice President--Marketing
Joseph P. Gallagher, III...  48 Vice President--Finance, Chief Financial
                                 Officer, Treasurer and Secretary

  Kerry J. Chauvin has served as the Company's President and as a director since the Company's inception and has served as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company's Chief Operating Officer from January 1989 to January 1990. He has over 20 years of experience in the fabrication industry including serving from 1979 to 1984 as President of Delta Fabrication, the assets of which were purchased by the Company in 1985, and as Executive Vice President, General Manager and Manager of Engineering with Delta Fabrication from 1977 to 1979. From 1973 to 1977, he was employed by Delta Shipyard as Manager of New Construction and as a Project Manager. Mr. Chauvin holds both a M.B.A. degree and a B.S. degree in Mechanical Engineering from Louisiana State University.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock, no par value per share (the "Common Stock"), is traded on the Nasdaq Stock Market under the symbol "GIFI." At March 12, 1999, the Company had approximately 5,200 holders of record of Common Stock.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq Stock Market, for each fiscal quarter since trading in the Common Stock began on April 4, 1997 (adjusted to give retroactive effect for a two-for-one stock split of the Common Stock effected in the form of a stock dividend paid on October 28, 1997).

                                                                   High   Low
                                                                  ------ ------
Fiscal Year 1998
  First Quarter.................................................. $23.81 $15.50
  Second Quarter.................................................  27.50  17.25
  Third Quarter..................................................  20.50  10.00
  Fourth Quarter.................................................  18.00   7.19

Fiscal Year 1997
  Second Quarter (commencing April 4, 1997)...................... $13.31 $ 7.88
  Third Quarter..................................................  25.50  12.50
  Fourth Quarter.................................................  39.50  15.00

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

Item 6. Selected Financial Data

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 1998 are derived from the audited financial statements of the Company. The table also sets forth unaudited pro forma financial information as of and for the years ended December 31, 1998, 1997, and 1996 that gives effect to the termination of the Company's S Corporation status, as further explained in the notes to the Company's audited financial statements included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                              Year Ended December 31,
                                     ------------------------------------------
                                     1998(1)   1997(2)   1996    1995    1994
                                     --------  -------- ------- ------- -------
                                       (in thousands, except per share data)
Income Statement Data:
  Revenue........................... $192,372  $136,355 $79,004 $63,779 $60,984
  Cost of revenue...................  156,326   112,033  68,673  60,034  57,519
                                     --------  -------- ------- ------- -------
  Gross profit......................   36,046    24,322  10,331   3,745   3,465
  General and administrative
   expenses.........................    6,023     4,670   2,161   1,730   1,567
  Non-recurring compensation
   charge(3)........................       --        --     500      --      --
                                     --------  -------- ------- ------- -------
  Operating income..................   30,023    19,652   7,670   2,015   1,898
  Net interest expense (income).....     (168)      109     384     430     328
                                     --------  -------- ------- ------- -------
  Income before income taxes........   30,191    19,543   7,286   1,585   1,570
  Income taxes......................   11,359     5,973      --      --      --
  Cumulative deferred tax
   provision........................       --     1,144      --      --      --
                                     --------  -------- ------- ------- -------
  Net income........................ $ 18,832  $ 12,426 $ 7,286 $ 1,585 $ 1,570
                                     ========  ======== ======= ======= =======
Pro Forma Data (unaudited):
  Income before provision for income
   taxes............................ $ 30,191  $ 19,543 $ 7,286
  Provision for income taxes........   11,359     5,973      --
  Pro forma provision for income
   taxes(4).........................       --     1,379   2,934
                                     --------  -------- -------
  Pro forma net income.............. $ 18,832  $ 12,191 $ 4,352
                                     ========  ======== =======
  Pro forma basic earnings per
   share............................ $   1.62  $   1.15 $  0.55
                                     ========  ======== =======
  Pro forma diluted earnings per
   share............................ $   1.61  $   1.14 $  0.55
                                     ========  ======== =======
  Pro forma weighted-average common
   shares...........................   11,630    10,633   7,854
                                     ========  ======== =======
  Pro forma adjusted weighted-
   average common shares............   11,703    10,700   7,854
                                     ========  ======== =======
                                                As of December 31,
                                     ------------------------------------------
                                       1998      1997    1996    1995    1994
                                     --------  -------- ------- ------- -------
                                                  (in thousands)
Balance Sheet Data:
  Working capital, excluding current
   maturities of long-term debt..... $ 25,239  $ 17,555 $11,001 $10,048 $ 7,437
  Property, plant and equipment,
   net..............................   45,418    34,505  17,735  13,483  13,873
  Total assets......................   97,740    67,678  35,909  30,414  25,665
  Debt, including current
   maturities(5)....................    3,000        --   6,187   5,545   4,477

                                              Year Ended December 31,
                                     ------------------------------------------
                                       1998      1997    1996    1995    1994
                                     --------  -------- ------- ------- -------
                                                  (in thousands)
Operating Data:
  Direct labor hours worked(6)......    2,615     2,150   1,073     920   1,037
  Backlog(7)
    Direct labor hours..............    1,079     1,341   1,038     427     400
    Dollars......................... $ 67,300  $ 86,300 $87,000 $22,000 $20,700

--------
(1) Includes results of operations of Southport, Inc. from January 1, 1998.
(2) Includes results of operations of Dolphin Services from January 2, 1997.
(3) In December 1996, the Company's principal shareholders sold an aggregate of 98,000 shares of Common Stock to the Company's executive officers at a total purchase price of $350,000. As a result, the Company was required to recognize a non-cash expense equal to the difference between the aggregate purchase price for such shares (adjusted for certain distributions with respect to such shares that were paid in 1997 before completion of the Initial Public Offering) and the estimated value of such shares at the time of the Initial Public Offering.
(4) Includes pro forma effect for the application of federal and state income taxes to the Company as if it were a C Corporation for tax purposes. Prior to the Initial Public Offering, the Company elected to terminate its S Corporation status. As a result, the Company became subject to corporate level income taxation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tax Adjustments," and Notes 1 and 3 to the Company's financial statements included elsewhere in this Report.
(5) Information for 1996, 1995 and 1994 includes $530,000, $434,000, and
    $477,000, respectively, of current maturities of debt.
(6) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.
(7) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials. Backlog at December 31, 1998 included approximately 32,000 direct labor hours and $4.0 million attributable to portions of orders expected to be completed after December 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

  The Company's results of operations are affected primarily by (i) the level of oil and gas exploration and development activity maintained by oil and gas companies in the Gulf of Mexico, and to a lesser extent, North Africa, West Africa, Latin America, and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and
(iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment. Over the first four of the past five years, generally favorable trends in these factors led to increased activity levels in the Gulf of Mexico; however, declining commodity prices in the past year have caused a corresponding reduction in activity levels in the Gulf of Mexico.

  Improvements in three-dimensional seismic, directional drilling, production techniques, and other advances in technology have increased drilling success rates and reduced costs. Technological improvements have also led to larger discoveries of oil and gas in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deep water (800 to 6,000 feet) areas of the Gulf of Mexico. Activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, has helped maintain demand on the available capacity of the major platform fabricators serving the Gulf of Mexico, with a resulting stability in pricing levels for their services through the end of 1998.

  Demand for the Company's products and services remained high the first four of the past five years. The resultant backlog of projects that were built up during 1997 resulted in a strong performance for 1998. Revenue in 1998 was $192.4 million, a 41.1% increase over 1997 revenue, and pro forma net income was $18.8 million, a 54.5% increase over 1997 pro forma net income. Declining oil and natural gas prices have caused a reduction in industry levels, however, and this is reflected in the Company's backlog at December 31, 1998 which was $67.3 million as compared to $86.3 million at the end of 1997.

  Despite the Company's performance for the twelve months ended December 31, 1998, the Company expects that the downturn in the industry brought on by continued low oil prices and a downturn in natural gas prices will impact the Company's ability to maintain these high levels of performance beyond 1998. The dollar value of projects available in the market is significantly below last year's levels and the Company's backlog is being similarly eroded. Competition for available projects has become more intense and future margins will likely be diminished. Cost reduction measures will be undertaken as appropriate to meet these conditions. In the longer term, demand for the Company's services will continue to depend largely upon prices for oil and gas, which are difficult to predict. At some point however, it is expected that these prices should recover as supplies are reduced and the Company's customers are forced to replace them.

  The Company has from time to time increased the average hourly wages of its employees, has subcontracted work to others on a fixed-price basis and, in some years, has found it necessary to engage contract labor. During 1998, the Company's work force ranged from approximately 1,100 to 1,275 employees, including approximately 200 employees added through the acquisition of Southport. Because the Company has succeeded in increasing its production workforce through the acquisitions of Southport and Dolphin Services and its own recruiting efforts and due to recent reduced demand for the Company's products and services, the Company does not anticipate the need to increase average hourly wages or engage a material amount of contract labor in the foreseeable future.

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

  The Company's State of Readiness. The Company has assessed the Year 2000 compliance of its information technology systems and has purchased software and hardware that it believes will be adequate to upgrade all of these systems to Year 2000 compliance. The Company has also surveyed its significant non-information technology equipment for Year 2000 issued. While the Company uses several such items of equipment that are significant to its operations (such as automated welding and cutting equipment) none of the automated functions of this equipment are date sensitive and the Company believes that none of the equipment will require replacement or modification for Year 2000 compliance.

  The Company does not have any significant suppliers or customers whose information technology systems directly interface with that of the Company. Nevertheless, as part of its assessment of its state of readiness, the Company has surveyed a representative number of its suppliers and customers for Year 2000 compliance. To date, the Company has received replies from approximately 73% of the suppliers that it has contacted, all of which (with insignificant exceptions) have indicated that they have taken appropriate steps to achieve Year 2000 compliance or have plans to do so. The Company has received replies from approximately 75% of its customers contacted all of which have indicated that they have taken appropriate steps to achieve Year 2000 compliance or have plans to do so.

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

  Risks. While the Company believes that it has taken reasonable steps to access its internal systems and prepare them for Year 2000 issues, if those steps prove inadequate the Company's ability to estimate and bid on new jobs and its financial and other daily business procedures could be interrupted or delayed, any of which could have a material adverse effect on the Company's operations. Because the Company's survey of its suppliers and customers is not complete, the Company is not in a position to evaluate the risk of their non-compliance. It is possible that the operations of the Company could be adversely affected to a material extent by the non-compliance of significant suppliers or customers.

  Contingency Plan. While the Company intends to continue to monitor Year 2000 issues, it does not currently have a contingency plan for dealing with the possibility that its current systems may prove inadequate, nor does the Company currently intend to develop such a plan.

Results of Operations

 Comparison of the Years Ended December 31, 1998 and 1997

  The Company's revenue for the year ended December 31, 1998 was $192.4 million, an increase of 41.1%, compared to $136.4 million in revenue for the year ended December 31, 1997. Revenue increased as a result of the Southport acquisition, the on-going labor recruiting and retention efforts by the Company which generated an increase in the volume of direct labor hours applied to contracts and the implementation of productivity enhancing equipment for the year ended December 31, 1998 compared to the year ended December 31, 1997.

  The increased employment levels and the utilization of labor saving equipment enabled the Company to increase volume and profit margins. The volume of direct labor hours applied to contracts increased to 2.6 million for the year ended December 31, 1998 compared to 2.2 million for 1997. Gross profit increased by 48.2% to $36.0 million (18.7% of revenue) for 1998 compared to $24.3 million (17.8% of revenue) of gross profit for the year ended December 31, 1997.

  Cost of revenue was $156.3 million and $112.0 million for the years ended December 31, 1998 and 1997, respectively. Cost of revenue consists of cost associated with the fabrication process, including direct cost (such as direct labor hours, subcontractor cost and raw materials) allocated to specific jobs and indirect cost (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs decreased to 81.3% for 1998 compared to 82.2% for 1997.

  The Company's general and administrative expenses were $6.0 million for the year ended December 31, 1998 compared to $4.7 million for the year ended December 31, 1997. Although general and administrative expenses increased by $1.3 million, as a percentage of revenue, these expenses decreased to 3.1% from 3.4% of revenue for the years ended December 31, 1998 and 1997, respectively. This increase of $1.3 million for the year was caused by the additional general and administrative costs associated with Southport and the additional costs associated with increased production levels.

  The Company had net interest income of $168,000 for the year ended December 31, 1998 compared to net interest expense of $109,000 for the year ended December 31, 1997. The Company completed its Initial Public Offering in April, 1997 and used the proceeds to eliminate all of its outstanding bank debt and provide working capital to the Company. Since that time, the Company's cash provided by operations has increased to a level that has allowed the Company to make capital expenditures and acquisitions with little or no debt.

  The Company converted to C Corporation status on April 4, 1997. The pro forma provision for income taxes and pro forma net income give effect to federal and state income taxes as if all entities presented had been taxed as C Corporations during all of 1997. Pro forma net income for 1997 excludes a non-recurring charge of $1.1 million to record the cumulative deferred income tax provision upon the election on April 4, 1997 to convert from S Corporation status to C Corporation status.

 Comparison of the Years Ended December 31, 1997 and 1996

  The Company's revenue for the year ended December 31, 1997 was $136.4 million, an increase of 72.7%, compared to $79.0 million in revenue for the year ended December 31, 1996. Revenue increased as a result of the acquisition of Dolphin Services and high activity levels in the oil and gas industry during 1997 which created increased demand and, thus, upward pressure on the pricing of the Company's goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the year ended December 31, 1997, compared to 1996 (2.2 million in 1997 versus 1.1 million in 1996). The combination of increased volume and strong pricing enabled the Company to increase gross profit by 135% to $24.3 million (17.8% of revenue) for the year ended December 31, 1997, compared to the $10.3 million (13.1% of revenue) of gross profit for the year ended December 31, 1996.

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

Liquidity and Capital Resources

  Historically the Company has funded its business activities through funds generated from operations and borrowings under its Bank Credit Facility. Net cash provided by operations decreased by 25% to $14.5 million for the year ended December 31, 1998, primarily attributable to the increased balances of accounts receivable and retainage related to increased sales. Net cash used in investing activities for the year ended December 31, 1998 was $19.2 million, related to the $5.9 million purchase of Southport, $13.2 million of capital expenditures and $100,000 of other miscellaneous items. The Company's capital expenditures were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. During 1998 the Company purchased four new Manitowoc crawler cranes and a used American crawler crane, upgraded the shot blast facility, constructed a pressure vessel shop, installed construction skidways, and acquired various other fabrication equipment and facilities.

  Net cash provided by financing activities of $688,000 during 1998 represented the net proceeds of $288,000 from the issuance of stock related to option exercises and $400,000 net borrowings under the revolving line of credit (the "Revolver").

  The Company's bank credit facility provides for a Revolver of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1.5% (7.75% at December 31, 1998). The Revolver matures December 31, 2000 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-eighths of one percent per annum on the average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 1998, the Company was in compliance with these covenants. At December 31, 1998, the Company had $3.0 million borrowed under the Revolver.

  Effective January 1, 1998, the Company acquired all the outstanding stock of Southport. The purchase price was $6.0 million in cash, plus contingent payments of up to $5.0 million based on Southport's net income over a four year period ending December 31, 2001. The initial payment of $6.0 million was funded through working capital generated from operations. No contingent payments were payable for 1998.

  The Company's Board of Directors has approved a capital budget of $4.4 million for 1999, including additional bulkheading, skidway systems, and automated painting, welding and steel cutting systems. Management believes that its available funds, cash generated by operating activities and funds available under the Bank Credit Facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  Not applicable.

Item 8. Financial Statements and Supplementary Data

  In this report the consolidated financial statements and supplementary data of the Company appear on pages F-1 through F-15 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 21.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  A change in the Company's independent accountants during 1997 and the information required by this item have been previously reported by the Company in a Current Report on Form 8-K dated August 25, 1997 and such information is incorporated herein by reference.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

  The following table sets forth, as of March 1, 1999, certain information with respect to the Company's directors and executive officers.

           Name             Age                     Position
           ----             ---                     --------
Alden J. Laborde...........  83 Chairman of the Board of Directors
Kerry J. Chauvin...........  51 President, Chief Executive Officer and Director
William A. Downey..........  52 Vice President--Operations
Murphy A. Bourke...........  54 Vice President--Marketing
Joseph P. Gallagher, III...  48 Vice President--Finance, Chief Financial
                                 Officer, Treasurer and Secretary
Gregory J. Cotter..........  50 Director
Thomas E. Fairley..........  50 Director
Hugh J. Kelly..............  73 Director
John P. "Jack" Laborde.....  49 Director
Huey J. Wilson.............  70 Director

  Alden J. "Doc" Laborde has served as Chairman of the Board of the Company since 1986 and as a director since 1985. He also served as the Company's Chief Executive Officer from 1986 to January 1990. Mr. Laborde founded ODECO, Inc., an offshore drilling contractor ("ODECO"), and served as its Chairman of the Board and Chief Executive Officer from 1953 to 1977. In 1954, Mr. Laborde founded Tidewater, Inc. ("Tidewater"), a supplier of offshore marine transportation and other services, and served as a director of Tidewater from 1978 to 1986 and as director emeritus from 1986 to September 1993. Mr. Laborde graduated from the United States Naval Academy with a degree in engineering and served in World War II as a combat officer. Mr. Laborde is the father of John P. "Jack" Laborde.

  Kerry J. Chauvin has served as the Company's President and as a director since the Company's inception and has served as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company's chief Operating Officer from 1979 to 1984 as President of Delta Fabrication, the assets of which were purchased by the Company in 1985, and as Executive Vice President, General Manager and Manager of Engineering with Delta Fabrication from 1977 to 1979. From 1973 to 1977, he was employed by Delta Shipyard as Manager of New Construction and as a Project Manager. Mr. Chauvin holds both an M.B.A. degree and a B.S. degree in Mechanical Engineering from Louisiana State University.

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

  Murphy A. Bourke has been Vice President--Marketing since the Company began operations in 1985. Mr. Bourke also served as Vice President Marketing for Delta Fabrication from 1979 to 1984 and as General Sales Manager of Louisiana State Liquor Distributors, Inc., a beverage distributor, from 1972 to 1979. He holds a B.A. degree in marketing from Southeastern Louisiana University.

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

  Gregory J. Cotter has been a director of the Company since 1985 and has served as a non-compensated financial advisor to the Company since its formation. Mr. Cotter has also been President, Chief Operating and Financial Officer and a director of Huey Wilson Interests, Inc. since January 1989. Mr. Cotter also served in that capacity from 1985 through 1986. During 1987 and 1988, Mr. Cotter was President, Chief Operating Officer and a director of Great American Corporation, then a publicly traded multibank holding company. Since October 1989, Mr. Cotter has served as President, Chief Financial Officer and a director of Wilson Jewelers, Inc. From 1977 to 1985, Mr. Cotter was Senior Vice President and Chief Financial Officer of H.J. Wilson, Co., Inc., then a publicly traded jewelry and retail merchandising chain. Mr. Cotter received his B.S. degree in Chemical Engineering in 1970 and his M.B.A. in 1972, both from Tulane University.

  Thomas E. Fairley has served as a director of the Company since January 1997 and is the Chief Executive Officer and President of Trico Marine Services, Inc. ("Trico"), a publicly traded marine vessel operator. He has served in that capacity since October 1993 and as President of Trico Marine Operators, the predecessor of Trico, since 1980. From 1978 to 1980, Mr. Fairly served as Vice President of Trans Marine International, an offshore marine service company and a wholly owned subsidiary of GATX Leasing Corporation. From 1975 to 1978, Mr. Fairley served as Genera Manager of International Logistics, Inc., a company engaged in the offshore marine industry. Prior to 1975, Mr. Fairley held various positions with Petrol Marine Company, an offshore marine service company.

  Hugh J. Kelly has served as a director of the Company since January 1997, and has been an oil and gas consultant since 1989. From 1977 to 1989, Mr. Kelly served as the Chief Executive Officer of ODECO. Mr. Kelly is a director of Tidewater and Chieftain International, Inc. (oil and gas exploration and development concern). Mr. Kelly previously held positions as director of Central Louisiana Electric Co. (electric utility company), and Hibernia Corporation (regional bank holding company), with terms that expired in 1998 and 1997, respectively.

  John P. "Jack" Laborde has served as a director of the Company since January 1997. Mr. Laborde is the Chief Executive Officer of All Aboard Development Corporation, an independent oil and gas exploration and production company since 1996, Vice President of All Aboard from November 1993 to March 1996, and President of All Aboard since 1998, Mr. Laborde served as a consultant to the Company from April 1996 to December 1996. From April 1992 to March 1996, Mr. Laborde served as the International Marketing Manager of the Company. From 1978 to 1992, Mr. Laborde served in various capacities, including Vice President--International Operations and Marketing Manager, for ODECO. Mr. Laborde received his B.S. in Civil Engineering in 1971 and his M.B.A. in 1973, both from Tulane University. Jack is the son of Alden J. Laborde.

  Huey J. Wilson, one of the Company's founding shareholders, was elected director in January 1997. Mr. Wilson founded H.J. Wilson Co., Inc. ("Wilson's"); a jewelry and retail merchandising chain that grew to become the largest publicly traded company headquartered in Baton Rouge, Louisiana. He was Chairman of the Board and Chief Executive Officer of Wilson's from 1957 to 1985, when it was sold to Service Merchandise Company. Until June 1993, Mr. Wilson served as Chairman of the Board since 1982, Chief Executive Officer since 1983, and a director since 1973 of Great American Corporation; a then publicly traded multibank holding company. Currently, Mr. Wilson is Chairman of the Board and Chief Executive Officer of Huey Wilson Interests, Inc., a financial and business management company he founded in 1985, and Chairman of the Board and Chief Executive Officer of Wilson Jewelers, Inc., a jewelry store chain he established in 1989.

Item 11. Executive Compensation

  Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this Report:

    (i) Financial Statements Page

                                                                          Page
                                                                          ----
      Report of Independent Auditors..................................... F-1
      Consolidated Balance Sheets at December 31, 1998 and at December
       31, 1997.......................................................... F-2
      Consolidated Statements of Income for the Years Ended December 31,
       1998, 1997 and 1996............................................... F-3
      Consolidated Statements of Changes in Stockholders' Equity for the
       Years Ended December 31, 1998, 1997 and 1996...................... F-4
      Consolidated Statements of Cash Flows for the Years Ended December
       31, 1998, 1997 and 1996........................................... F-5
      Notes to Consolidated Financial Statements......................... F-6

    (ii) Schedules

    Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere herein.

    (iii) Exhibits

    See Exhibit Index on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Ms. Valarae Bates, Investor Relations,Gulf Island Fabrication, Inc., P.O. Box 310, Houma, LA 70361-0310.

                      GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating     Building and equipment used to clean steel products
facility:                and prepare them for coating with marine paints and
                         other coatings.

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

floating production      Floating structure that supports offshore oil and gas
platform:                production equipment (TLP, semi-submersible, SPAR).

grit blast system:       System of preparing steel for coating by using steel
                         grit rather than sand as a blasting medium.

hydraulic plate          Machine that cuts steel by a mechanical system
shear:                   similar to scissors.

inshore: Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9002:                International Standards of Operations 9002--Defines
                         quality management system of procedures and goals for certified companies.

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

plasma-arc cutting       Steel cutting system that uses an ionized gas cutting
system:                  rather than oxy-fuel system.

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

tension leg platform     A platform consisting of a floating hull and deck
(TLP):                   anchored by vertical tensioned cables or pipes
                         connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

  We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, shareholders' equity and cash flows of Gulf Island Fabrication, Inc. for the year ended December 31, 1996, were audited by other auditors whose report dated January 23, 1997, except for the third paragraph of Note 1 which is as of February 13, 1997, the second paragraph of Note 4 which is as of February 14, 1997, and the third paragraph of Note 4 which is as of October 28, 1997, expressed an unqualified opinion on those statements.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP
New Orleans, Louisiana
January 26, 1999

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                               ----------------
                                                                 1998    1997
                                                               -------- -------
                                                                (in thousands)
                            ASSETS
                            ------
Current assets:
  Cash........................................................ $  2,808 $ 6,879
  Contracts receivable........................................   34,682  21,204
  Contract retainage..........................................    5,837   1,556
  Costs and estimated earnings in excess of billings on
   uncompleted contracts......................................    2,061     903
  Prepaid expenses............................................      878     914
  Inventory...................................................    1,137     968
  Recoverable income taxes....................................      531     321
                                                               -------- -------
    Total current assets......................................   47,934  32,745
Property, plant and equipment, net............................   45,418  34,505
Excess of cost over fair value of net assets acquired less
 accumulated amortization of $278,825 at December 31, 1998....    3,839      --
Other assets..................................................      549     428
                                                               -------- -------
    Total assets.............................................. $ 97,740 $67,678
                                                               ======== =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................ $  7,151 $ 3,368
  Billings in excess of costs and estimated earnings on
   uncompleted contracts......................................    9,476   5,925
  Accrued employee costs......................................    4,085   3,068
  Accrued expenses............................................    1,983   2,829
                                                               -------- -------
    Total current liabilities.................................   22,695  15,190
Deferred income taxes.........................................    2,315   1,878
Notes payable.................................................    3,000      --
                                                               -------- -------
    Total liabilities.........................................   28,010  17,068
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding...........................       --      --
  Common stock, no par value, 20,000,000 shares authorized,
   11,638,400 and 11,600,000 shares issued and outstanding at
   December 31, 1998 and 1997, respectively...................    4,162   4,133
  Additional paid-in capital..................................   35,124  34,865
  Retained earnings...........................................   30,444  11,612
                                                               -------- -------
    Total shareholders' equity................................   69,730  50,610
                                                               -------- -------
                                                               $ 97,740 $67,678
                                                               ======== =======

                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1998      1997     1996
                                                   --------  --------  -------
Revenue........................................... $192,372  $136,355  $79,004
Cost of revenue...................................  156,326   112,033   68,673
                                                   --------  --------  -------
Gross profit......................................   36,046    24,322   10,331
General and administrative expenses...............    6,023     4,670    2,661
                                                   --------  --------  -------
Operating income..................................   30,023    19,652    7,670
Other expense (income):
  Interest expense................................       93       348      415
  Interest income.................................     (261)     (239)     (31)
                                                   --------  --------  -------
                                                       (168)      109      384
                                                   --------  --------  -------
Income before income taxes........................   30,191    19,543    7,286
Income taxes......................................   11,359     5,973       --
Cumulative deferred tax provision.................       --     1,144       --
                                                   --------  --------  -------
Net income........................................ $ 18,832  $ 12,426  $ 7,286
                                                   ========  ========  =======
Pro forma data:
  Income before income taxes...................... $ 30,191  $ 19,543  $ 7,286
  Income taxes....................................   11,359     5,973       --
  Pro forma income taxes related to operations as
   S Corporation..................................       --     1,379    2,934
                                                   --------  --------  -------
  Pro forma net income............................ $ 18,832  $ 12,191  $ 4,352
                                                   ========  ========  =======
Pro forma per share data:
  Pro forma basic earnings per share.............. $   1.62  $   1.15  $  0.55
                                                   ========  ========  =======
  Pro forma diluted earnings per share............ $   1.61  $   1.14  $  0.55
                                                   ========  ========  =======


                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                                  Common Stock    Additional
                                -----------------  Paid-In   Retained
                                  Shares   Amount  Capital   Earnings   Total
                                ---------- ------ ---------- --------  -------
Balance at January 1, 1996....   7,000,000 $1,000  $ 6,170   $11,232   $18,402
Dividends.....................          --     --       --    (2,691)   (2,691)
Nonrecurring compensation
 charge.......................          --     --      500        --       500
Net income....................          --     --       --     7,286     7,286
                                ---------- ------  -------   -------   -------
Balance at December 31, 1996..   7,000,000  1,000    6,670    15,827    23,497
Issuance of common stock......   4,600,000  3,133   28,195        --    31,328
Dividends.....................          --     --       --   (16,641)  (16,641)
Net income....................          --     --       --    12,426    12,426
                                ---------- ------  -------   -------   -------
Balance at December 31, 1997..  11,600,000  4,133   34,865    11,612    50,610
Issuance of common stock......      38,400     29      259        --       288
Net income....................          --     --       --    18,832    18,832
                                ---------- ------  -------   -------   -------
Balance at December 31, 1998..  11,638,400 $4,162  $35,124   $30,444   $69,730
                                ========== ======  =======   =======   =======



                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                     Year ended December 31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
Operating activities:
 Net income......................................... $18,832  $12,426  $ 7,286
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation......................................   3,893    2,932    1,586
  Amortization......................................     279       --       --
  Nonrecurring noncash compensation charge..........      --       --      500
  Deferred income taxes.............................     437    1,878       --
  Changes in operating assets and liabilities:
   Contracts receivable.............................  (5,604)  (4,734)    (796)
   Contract retainage...............................  (3,036)     443      258
   Costs and estimated earnings in excess of
    billings on uncompleted contracts...............       2      458     (801)
   Recoverable income taxes.........................    (478)    (774)      --
   Prepaid expenses and other assets................      21      883     (630)
   Accounts payable.................................    (690)     832   (1,082)
   Accrued employee costs...........................     655    1,550      636
   Accrued expenses.................................    (965)    (804)     510
   Billings in excess of costs and estimated
    earnings on uncompleted contracts...............   1,106    3,233     (306)
                                                     -------  -------  -------
    Net cash provided by operating activities.......  14,452   18,323    7,161
Investing activities:
 Capital expenditures, net.......................... (13,192) (15,179)  (5,838)
 Payment for purchase of businesses, net of cash
  acquired..........................................  (5,915)  (5,803)      --
 Other..............................................    (104)     253       --
                                                     -------  -------  -------
    Net cash used in investing activities........... (19,211) (20,729)  (5,838)
Financing activities:
 Proceeds from initial public offering..............      --   31,328       --
 Proceeds from issuance of notes payable............  11,000   41,900   24,353
 Principal payments on notes payable................ (10,600) (48,659) (23,712)
 Proceeds from issuance of stock....................     288       --       --
 Dividends..........................................      --  (16,641)  (2,691)
                                                     -------  -------  -------
    Net cash provided by (used in) financing
     activities.....................................     688    7,928   (2,050)
                                                     -------  -------  -------
Net increase (decrease) in cash.....................  (4,071)   5,522     (727)
Cash at beginning of year...........................   6,879    1,357    2,084
                                                     -------  -------  -------
Cash at end of year................................. $ 2,808  $ 6,879  $ 1,357
                                                     =======  =======  =======
Supplemental cash flow information:
 Interest paid...................................... $   100  $   408  $   415
                                                     =======  =======  =======
 Income taxes paid.................................. $11,388  $ 5,861  $    --
                                                     =======  =======  =======
 Property, plant and equipment acquired through
  accrued expenses.................................. $    --  $ 1,408  $    --
                                                     =======  =======  =======

                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Gulf Island Fabrication, Inc. ("Gulf Island"), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. Gulf Island's principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  On January 2, 1997, Gulf Island acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales, Inc., and Dolphin Sales and Rentals, Inc. for $5.9 million (the "Dolphin Acquisition"). The acquired corporations perform fabrication, sandblasting, painting and construction services for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico. On April 30, 1997, Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations are referred to hereinafter collectively as "Dolphin Services." The Dolphin Acquisition was financed by borrowings under Gulf Island's line of credit. Gulf Island acquired assets with a fair value of $9.7 million and assumed liabilities of $3.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's consolidated financial statements from January 2, 1997.

  On February 13, 1997, the board of directors approved the filing of an initial registration statement on Form S-1 with the Securities and Exchange Commission to register and sell 4.6 million shares of common stock. Shortly before closing of the offering on April 9, 1997, the Company's shareholders elected to terminate its status as an S Corporation, and the Company became subject to federal and state income taxes. (See Note 3.)

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

  Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary, Southport International, Inc. (collectively, "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million and liabilities assumed of $10.3 million by $4.1 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Southport are included in the Company's consolidated financial statements from January 1, 1998.

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

                         GULF ISLAND FABRICATION, INC.

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

  The Company believes that its allowance for doubtful accounts is adequate for its credit loss exposure.

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

  Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when collection is probable. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  The asset caption entitled "costs and estimated earnings in excess of billings on uncompleted contracts," represents revenue recognized in excess of the amounts billed. The liability caption entitled "billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenue recognized.

 Income Taxes

  Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board's Statement No. 109, Accounting for Income Taxes. Prior to April 4, 1997, the Company's shareholders had elected to have the Company taxed as an S Corporation for federal and state income tax purposes whereby shareholders were liable for individual federal and state income taxes on their allocated portions of the Company's taxable income. Accordingly, the historical financial statements do not include any provision for income taxes during the period the Company was an S Corporation (see Note 3).

                         GULF ISLAND FABRICATION, INC.

 Excess of Cost Over Fair Value of Net Assets Acquired

  Excess of cost over the fair value of the net assets acquired ("goodwill") is being amortized on the straight-line method over 15 years.

 Reclassifications

  Certain items included in the consolidated financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the December 31, 1998 consolidated financial statement presentation.

2. ACQUISITIONS

  The Company completed the following business combinations during fiscal years 1998 and 1997:

 Acquisition of Southport, Inc. in 1998

  The following unaudited pro forma information presents a summary of consolidated results of operations of Gulf Island and Southport as if the acquisition had occurred on January 1, 1997. Pro forma adjustments include (1) adjustments for the increase in interest expense as a result of the acquisition, (2) additional depreciation on property, plant and equipment, (3) adjustments to record the amortization of cost in excess of fair value of net assets acquired, (4) the elimination of certain general and administrative expenses, and (5) the related tax effects. The pro forma income tax presentation (Note 3) is included.

                                                                Year ended
                                                            December 31, 1997
                                                              (in thousands,
                                                          except per share data)
                                                          ----------------------
      Revenue............................................        $158,239
      Pro forma net income...............................          13,218
      Pro forma basic earnings per share.................            1.24
      Pro forma diluted earnings per share...............            1.24

 Acquisition of Dolphin Services in 1997

  The following unaudited pro forma information presents a summary of consolidated results of operations of Gulf Island and Dolphin Services as if the acquisition had occurred on January 1, 1996. Pro forma adjustments include
(1) elimination of intercompany sales between Gulf Island and Dolphin Services, (2) adjustments for the increase in interest expense on acquisition debt, (3) additional depreciation on property, plant and equipment, and (4) related tax effects. The effects of termination of the S corporation status (Note 3) are excluded.

                                                               Year ended
                                                           December 31, 1996
                                                             (in thousands,
                                                         except per share data)
                                                         ----------------------
      Revenue...........................................        $103,007
      Pro forma net income..............................           8,333
      Pro forma basic and diluted earnings per share....            1.19

                         GULF ISLAND FABRICATION, INC.

3. TERMINATION OF S CORPORATION STATUS

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the total distribution. The balance sheet of the Company as of December 31, 1997 reflects a deferred income tax liability of $1.9 million, which includes $1.1 million of deferred income tax liability resulting from the termination of the S Corporation status.

  The pro forma income statement presentation reflects an additional provision for income taxes as if the Company had been subject to federal and state income taxes since January 1, 1996 using an assumed effective tax rate of approximately 38%.

4. SHAREHOLDERS' EQUITY

  On December 1, 1996, Gulf Island's principal shareholders sold 98,000 (1.4%) of their existing shares to officers and management employees at $3.57 per share (number of shares and per share prices adjusted for effect of stock splits described in following paragraphs). The per share price on that date was based on an independent appraisal that valued Gulf Island as a privately held business. As a result of the Initial Public Offering, the Company determined that it should record a nonrecurring, noncash compensation charge of $500,000 for the year ended December 31, 1996 related to the 98,000 shares. This charge was based on the difference between the net offering price the Company expected to receive in the public offering and the net cash price recipients of the 98,000 shares expected to pay. The net cash price to recipients of $1.78 per share represented the $3.57 per share price charged by the shareholders, less $1.88 per share of tax-free dividends that the recipients expected to receive as a result of the shareholder distributions described in Note 3, increased by the recipient's share of taxable income for the year of $.09 per share (in each case adjusted for the effect of the stock splits described in the following paragraphs). The compensation charge resulted in a corresponding increase to additional paid-in capital.

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

5. PRO FORMA PER SHARE DATA

  Pro forma per share data as shown in the statements of income consist of the Company's historical income, adjusted to reflect income taxes as if the Company had operated as a C Corporation during all periods presented. This calculation for the year ended December 31, 1997 excludes the charge of $1.1 million related to cumulative

                         GULF ISLAND FABRICATION, INC.

deferred income taxes resulting from conversion to a C Corporation on April 4, 1997. Further, the weighted-average share calculations for 1997 include the assumed issuance of additional shares sufficient to pay the distributions made to shareholders in connection with the Company's Initial Public Offering, to the extent such distributions exceeded net income for the year ended December 31, 1996.

6. EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No. 128 replaced APB Opinion No. 15 for the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement No. 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          1998    1997    1996
                                                         ------- ------- ------
      Numerator for basic and diluted earnings per
       share............................................ $18,832 $12,191 $4,352
                                                         ======= ======= ======
      Denominator:
        Denominator for basic earnings per share--
         weighted-average shares........................  11,630  10,633  7,854
      Effect of dilutive securities:
        Employee stock options..........................      73      67     --
                                                         ------- ------- ------
        Dilutive potential common shares:
          Denominator for diluted earnings per share--
           adjusted weighted-average shares.............  11,703  10,700  7,854
                                                         ======= ======= ======
      Pro forma basic earnings per share................ $  1.62 $  1.15 $ 0.55
                                                         ======= ======= ======
      Pro forma diluted earnings per share.............. $  1.61 $  1.14 $ 0.55
                                                         ======= ======= ======

7. CONTRACTS RECEIVABLE

  Amounts due on contracts as of December 31 were as follows (in thousands):

                                                                 1998    1997
                                                               -------- -------
      Completed contracts..................................... $  2,605 $   725
      Contracts in progress:
        Current...............................................   32,155  20,549
        Retainage due within one year.........................    5,837   1,556
      Less allowance for doubtful accounts....................       78      70
                                                               -------- -------
                                                               $ 40,519 $22,760
                                                               ======== =======

                         GULF ISLAND FABRICATION, INC.

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                               1998     1997
                                                             --------  -------
      Costs incurred on uncompleted contracts............... $177,698  $77,613
      Estimated profit earned to date.......................   34,409   13,382
                                                             --------  -------
                                                              212,107   90,995
      Less billings to date.................................  219,522   96,017
                                                             --------  -------
                                                             $ (7,415) $(5,022)
                                                             ========  =======

  The above amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                             1998     1997
                                                           --------  -------
      Costs and estimated earnings in excess of billings
       on uncompleted contracts........................... $  2,061  $   903
      Billings in excess of costs and estimated earnings
       on uncompleted contracts...........................   (9,476)  (5,925)
                                                           --------  -------
                                                           $ (7,415) $(5,022)
                                                           ========  =======

9. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                 1998    1997
                                                               -------- -------
      Land.................................................... $  4,369 $ 2,457
      Buildings...............................................    9,764   8,723
      Machinery and equipment.................................   34,491  25,765
      Furniture and fixtures..................................    1,136     673
      Transportation equipment................................    1,185   1,053
      Improvements............................................   15,209  11,450
      Construction in progress................................      697   1,594
                                                               -------- -------
                                                                 66,851  51,715
      Less accumulated depreciation...........................   21,433  17,210
                                                               -------- -------
                                                               $ 45,418 $34,505
                                                               ======== =======

  The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 1998, 1997, and 1996, the Company expensed $3,084,000, $3,203,000, and $2,801,000, respectively, related to these leases.

10. INCOME TAXES

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes (see Note 3). In conjunction with the Company's change in tax status, the Company recorded a $1.1 million deferred tax liability.

                         GULF ISLAND FABRICATION, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                   1998   1997
                                                                  ------ ------
      Deferred tax liabilities:
        Depreciation............................................. $3,464 $2,314
      Deferred tax assets:
        Employee benefits........................................    827    419
        Uncompleted contracts....................................    306     --
        Other benefits...........................................     16     17
                                                                  ------ ------
          Total deferred assets..................................  1,149    436
                                                                  ------ ------
      Net deferred tax liabilities............................... $2,315 $1,878
                                                                  ====== ======

  Significant components of income taxes for the years ended December 31, 1998 and 1997 were as follows (in thousands):

                                                                   1998    1997
                                                                  ------- ------
      Current:
        Federal.................................................. $ 9,939 $4,451
        State....................................................     983    788
                                                                  ------- ------
          Total current..........................................  10,922  5,239
      Deferred:
        Federal..................................................     398  1,731
        State....................................................      39    147
                                                                  ------- ------
          Total deferred.........................................     437  1,878
                                                                  ------- ------
      Income taxes............................................... $11,359 $7,117
                                                                  ======= ======

  In 1998, the primary difference between income taxes computed at the U.S. federal statutory rate of 35% and the Company's effective tax rate of 37.6% is state income taxes. In 1997, the primary difference between income taxes computed at the U.S. federal statutory rate of 35% and the Company's effective pro forma tax rate of 37.6% is state income taxes.

11. LINE OF CREDIT AND NOTES PAYABLE

  The Company's bank credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1.5% (7.75% at December 31, 1998). The Revolver matures December 31, 2000 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-eighths of one percent per annum on the average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 1998, the Company was in compliance with these convenants.

12. Long-Term Incentive Plan

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock options because,

                         GULF ISLAND FABRICATION, INC.

as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting For Stock-Based Compensation, (Statement
123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  On February 13, 1997, the board of directors adopted the Long-Term Incentive Plan (the "Plan"). The Plan has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the "Compensation Committee") to administer such plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are determined by the Compensation Committee for each option. Options granted under the Plan are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

  Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. For 1998, a risk-free interest rate of 5.50% on the January options and a risk-free interest rate of 5.63% on the July options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .652; and a weighted-average expected life of the options of eight years. For 1997, a risk-free interest rate of 6.36%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .745; and a weighted-average expected life of the options of eight years.

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

  For purposes of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company's pro forma information for 1998 and 1997 is as follows (in thousands, except per share data):

                                                                 1998    1997
                                                                ------- -------
      Net income:
        Pro forma as reported.................................. $18,832 $12,191
        Pro forma including the effect of options.............. $18,295 $11,927
      Basic earnings per share:
        Pro forma as reported.................................. $  1.62 $  1.15
        Pro forma including the effect of options.............. $  1.57 $  1.12
      Diluted earnings per share:
        Pro forma as reported.................................. $  1.61 $  1.14
        Pro forma including the effect of options.............. $  1.56 $  1.11

                         GULF ISLAND FABRICATION, INC.

  A summary of the Company's stock options activity and related information for the years ended December 31, 1997 and 1998 is as follows (in thousands, except per share data):

                                      1997                      1998
                            ------------------------- -------------------------
                            Options  Weighted Average Options  Weighted Average
                            (000s)    Exercise Price  (000s)    Exercise Price
                            -------  ---------------- -------  ----------------
   Outstanding--beginning
    of year................     --            --          393      $11.790
   Granted.................    413       $12.040          105       18.263
   Exercised...............     --            --          (38)       7.500
   Expired.................     --            --           --           --
   Forfeited...............    (20)       16.875          (14)      16.875
                            ------                    -------
   Outstanding--end of
    year...................    393       $11.790          446      $13.529
                            ======       =======      =======
   Exercisable at end of
    year...................     --       $    --           37      $15.822
                            ======       =======      =======      =======
   Weighted-average fair
    value of options
    granted during the
    year................... $9.130                    $13.083
                            ======                    =======

  Exercise prices for options outstanding as of December 31, 1998 ranged from $7.50 to $19.625. The weighted-average remaining contractual life of those options is nine years.

13. RETIREMENT PLAN

  The Company has a defined contribution plan (the "Plan") for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the board of directors. For the years ended December 31, 1998, 1997, and 1996, the Company contributed $1,428,000, $844,000, and $542,000, respectively.

14. CONTINGENT LIABILITIES

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million from the four defendants for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings, the effect of which is to limit the damages recoverable from all four defendants to a maximum of $15 million. The trial court has issued this and other rulings that have been favorable to the defendants, all of which are subject to appeal by the plaintiff at the conclusion of the trial. Management is vigorously defending this case and, after consultation with legal counsel, does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

  The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

                         GULF ISLAND FABRICATION, INC.

15. SALES TO MAJOR CUSTOMERS

  The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue are summarized as follows (in thousands):

                                                           1998    1997    1996
                                                          ------- ------- ------
      Customer A......................................... $42,638 $44,467 $   --
      Customer B.........................................  30,088  21,603     --
      Customer C.........................................      --      --  8,196
      Customer D.........................................      --  13,383     --
      Customer E.........................................      --      --  9,379
      Customer F.........................................      --      -- 10,119

16. INTERNATIONAL SALES

  The Company's structures are used worldwide by U. S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 17%, 15%, and 16% of the Company's revenues during 1998, 1997, and 1996, respectively.

                                                              1998   1997  1996
                                                             ------ ------ -----
                                                                (in millions)
      Location:
        United States....................................... $160.6 $116.4 $66.1
        International.......................................   31.8   20.0  12.9
                                                             ------ ------ -----
          Total............................................. $192.4 $136.4 $79.0
                                                             ====== ====== =====

17. QUARTERLY OPERATING RESULTS (UNAUDITED)

  A summary of quarterly results of operations for the years ended December 31, 1998 and 1997 were as follows (in thousands, except per share data):

                                 March 31, June 30, September 30, December 31,
                                   1998      1998       1998          1998
                                 --------- -------- ------------- ------------
Revenue.........................  $46,914  $50,641     $51,866      $42,951
Gross profit....................    8,311    9,767       9,830        8,138
Pro forma net income............    4,233    5,151       5,312        4,136
Pro forma basic earnings per
 share..........................     0.36     0.44        0.46         0.36
Pro forma diluted earnings per
 share..........................     0.36     0.44        0.45         0.35

                                 March 31, June 30, September 30, December 31,
                                   1997      1997       1997          1997
                                 --------- -------- ------------- ------------
Revenue.........................  $30,224  $35,023     $36,311      $34,797
Gross profit....................    4,865    6,424       6,986        6,047
Pro forma net income............    2,248    3,265       3,698        2,980
Pro forma basic earnings per
 share..........................     0.29     0.28        0.32         0.26
Pro forma diluted earnings per
 share..........................     0.29     0.28        0.32         0.25

  Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding. The first three quarters of 1997 earnings per share amounts have been restated to comply with Statement No. 128.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized onMarch 23, 1999.

                                          GULF ISLAND FABRICATION, INC.
                                          (Registrant)

                                          By:      /s/ Kerry J. Chauvin
                                            -----------------------------------
                                                     Kerry J. Chauvin
                                               President and Chief Executive
                                                          Officer

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

   /s/ Joseph P. Gallagher, III      Vice President--Finance, Chief Financial
-----------------------------------   Officer, Secretary and Treasurer
     Joseph P. Gallagher, III         (Principal Financial and Accounting
                                      Officer)

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

       /s/ Thomas E. Fairley         Director
-----------------------------------
         Thomas E. Fairley

         /s/ Hugh J. Kelly           Director
-----------------------------------
           Hugh J. Kelly

        /s/ John P. Laborde          Director
-----------------------------------
          John P. Laborde

        /s/ Huey J. Wilson           Director
-----------------------------------
          Huey J. Wilson

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
     2.1   Stock Purchase Agreement with respect to Dolphin Services, Inc. dated
           November 27, 1996.*
     2.2   Stock Purchase Agreement with respect to Dolphin Steel Sales, Inc. dated as of November 27, 1996.*
     2.3   Stock Purchase Agreement with respect to Dolphin Sales & Rentals, Inc.
           dated as of November 27, 1996.*
     2.4   Stock Purchase Agreement, dated as of November 12, 1997, between the
           Company and the shareholders of Southport, Inc.**
     3.1   Amended and Restated Articles of Incorporation of the Company.*
     3.2   Bylaws of the Company. Restated and Amended through March 10, 1999.
     4.1   Specimen Common Stock Certificate.*
    10.1   Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.*
    10.2   Registration Rights Agreement between the Company and Alden J. Laborde.*
    10.3   Registration Rights Agreement between the Company and Huey J. Wilson.*
    10.4   The Company's Long-Term Incentive Plan.*+
    10.5   Form of Stock Option Agreement under the Company's Long-Term Incentive
           Plan, as amended; incorporated by reference to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1997.+
    10.6   Form of Reimbursement Agreement.*+
    10.7   Employment Agreement dated as of January 1, 1998 between Southport, Inc.
           and Stephen G. Benton, Jr.**+
    10.8   Seventh Amended and Restated Revolving Credit and Term Loan Agreement
           among the Company and First National Bank of Commerce and Whitney
           National Bank, dated as of August 21, 1998 (the "Bank Credit Facility"), incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
    16.1   Letter from Price Waterhouse LLP regarding change in certifying accountant, incorporated by reference to the Company's Current Report on
           Form 8-K dated
           August 25, 1997.
    21.1   Subsidiaries of the Company--The Company's significant subsidiaries,
           Dolphin Services, Inc. and Southport, Inc., are wholly owned subsidiaries and included in the Company's consolidated financial statements.
    23.1   Consent of Ernst & Young LLP
    23.2   Consent of PricewaterhouseCoopers LLP
    23.3   Report of PricewaterhouseCoopers LLP
    27.1   Financial Data Schedule
    99.1   Press release issued by the Company on February 4, 1999 announcing its
           1998 fourth quarter and year earnings.

--------
 + Management Contract or Compensatory Plan.
 * Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
** Incorporated by reference to the Company's Current Report on Form 8-K dated
   January 1, 1998.