Form 10-Q
period 1999-03-31
GULF ISLAND FABRICATION INC
filed 1999-05-11
CIK 1031623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

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

                                 (504) 872-2100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]       NO [_]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at May 10, 1999 was 11,638,400.

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X

PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at March 31, 1999
                    (unaudited) and December 31, 1998                        3

                   Consolidated Statements of Income for the
                    Three Months Ended March 31, 1999 and 1998
                    (unaudited)                                              4

                   Consolidated Statement of Changes in
                    Shareholders' Equity for the Three Months
                    Ended March 31, 1999 (unaudited)                         5

                   Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998
                    (unaudited)                                              6

                   Notes to Consolidated Financial Statements              7-8

          Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                         9-11

PART II   OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders      12

          Item 6.  Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                  13

EXHIBIT INDEX                                                              E-1

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     March 31,            December 31,
                                                                       1999                   1998
                                                                    -----------           ------------
                                                                              (in thousands)
ASSETS
Current assets:
  Cash                                                                  $12,358                $ 2,808
  Contracts receivable, net                                              21,347                 34,682
  Retainage                                                               3,329                  5,837
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                               1,723                  2,061
  Prepaid expenses                                                          797                    878
  Inventory                                                               1,143                  1,137
  Recoverable income taxes                                                    -                    531
                                                                        -------                -------
    Total current assets                                                 40,697                 47,934
Property, plant and equipment, net                                       45,775                 45,418
Excess of cost over fair value of net assets acquired
 less accumulated amortization of $ 347,375 and $ 278,825 at
 March 31, 1999 and December 31, 1998, respectively                       3,771                  3,839
Other assets                                                                438                    549
                                                                        -------                -------
    Total assets                                                        $90,681                $97,740
                                                                        =======                =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 4,180                $ 7,151
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                      6,477                  9,476
  Accrued employee costs                                                  2,898                  4,085
  Accrued expenses                                                        2,591                  1,983
  Income taxes payable                                                      187                      -
                                                                        -------                -------
    Total current liabilities                                            16,333                 22,695
Deferred income taxes                                                     2,693                  2,315
Notes payable                                                                 -                  3,000
                                                                        -------                -------
    Total liabilities                                                    19,026                 28,010

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                               -                      -
  Common stock, no par value, 20,000,000 shares
   authorized, 11,638,400 shares issued and outstanding
   at March 31, 1999 and December 31, 1998                                4,162                  4,162
  Additional paid-in capital                                             35,124                 35,124
  Retained earnings                                                      32,369                 30,444
                                                                        -------                -------
    Total shareholders' equity                                           71,655                 69,730
                                                                        -------                -------
                                                                        $90,681                $97,740
                                                                        =======                =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                             1999                    1998
                                                            ------                  ------
                                                          (in thousands, except per share data)
Revenue                                                      $30,329                 $46,914
Cost of revenue                                               26,103                  38,603
                                                             -------                 -------
Gross profit                                                   4,226                   8,311
General and administrative expenses                            1,282                   1,614
                                                             -------                 -------
Operating income                                               2,944                   6,697

Other expense (income):
  Interest expense                                                21                      42
  Interest income                                               (101)                    (67)
  Other - net                                                    (49)                      -
                                                             -------                 -------
                                                                (129)                    (25)
                                                             -------                 -------
Income before income taxes                                     3,073                   6,722
Income taxes                                                   1,148                   2,489
                                                             -------                 -------
Net income                                                   $ 1,925                 $ 4,233
                                                             =======                 =======
Per share data:
  Basic earnings per share                                     $0.17                   $0.36
                                                             =======                 =======
  Diluted earnings per share                                   $0.17                   $0.36
                                                             =======                 =======
Weighted-average shares                                       11,638                  11,612
Effect of dilutive securities: employee stock options             18                     105
                                                             -------                 -------
Adjusted weighted-average shares                              11,656                  11,717
                                                             =======                 =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                          Additional                            Total
                                              Common Stock                 Paid-In           Retained       Shareholders'
                                          Shares           Amount          Capital           Earnings           Equity
                                        ------------      ---------       -----------       ----------       -------------
                                                                (in thousands, except share data)
Balance at January 1, 1999                11,638,400         $4,162           $35,124           $30,444            $69,730
Net income                                         -              -                 -             1,925              1,925
                                          ----------         ------           -------           -------            -------
Balance at March 31, 1999                 11,638,400         $4,162           $35,124           $32,369            $71,655
                                          ==========         ======           =======           =======            =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Three months ended March 31,
                                                                      ------------------------------
                                                                       1999                    1998
                                                                      ------                  ------
                                                                              (in thousands)
Cash flows from operating activities:
  Net income                                                        $ 1,925                 $ 4,233
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation                                                       1,133                     920
   Amortization                                                          68                      73
   Deferred income taxes                                                378                     (46)
   Changes in operating assets and liabilities:
    Contracts receivable                                             13,335                  (5,352)
    Retainage                                                         2,508                  (1,422)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          338                  (1,348)
    Prepaid expenses and other assets                                   118                     107
    Inventory                                                           (43)                    (34)
    Accounts payable and accrued expenses                            (3,550)                    822
    Income taxes payable                                                718                   2,502
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                        (2,999)                  3,276
                                                                    -------                 -------
      Net cash provided by operating activities                      13,929                   3,731

Cash flows from investing activities:
  Capital expenditures, net                                          (1,490)                 (3,002)
  Payment for purchase of Southport, net of cash acquired                 -                  (5,922)
  Other                                                                 111                       -
                                                                    -------                 -------
      Net cash used in investing activities                          (1,379)                 (8,924)

Cash flows from financing activities:
  Borrowings against notes payable                                        -                   5,000
  Principal payments on notes payable                                (3,000)                 (4,900)
  Proceeds from exercise of stock options                                 -                     175
                                                                    -------                 -------
      Net cash provided by (used in) financing activities            (3,000)                    275
                                                                    -------                 -------
Net increase (decrease) in cash                                       9,550                  (4,918)
Cash at beginning of period                                           2,808                   6,879
                                                                    -------                 -------
Cash at end of period                                               $12,358                 $ 1,961
                                                                    =======                 =======
Supplemental cash flow information:
  Interest paid                                                     $    31                 $    18
                                                                    =======                 =======
  Income taxes paid                                                 $    25                 $     -
                                                                    =======                 =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH PERIODS ENDED
                            MARCH 31, 1999 AND 1998


NOTE 1 -- ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

     Gulf Island Fabrication, Inc. ("Gulf Island"), together with its wholly owned subsidiaies (collectively "the Company"), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company, located in Houma, Louisiana, also offers offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, steel warehousing and sales, and the fabrication of offshore living quarters. Gulf Island's principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The information presented at March 31, 1999 and for the three months ended March 31, 1999 and 1998, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998, and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

NOTE 2 -- CONTINGENCIES

     The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its insurer, seeks to recover the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million from the four defendants for economic losses that it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings, the effect of which is to limit the damage recoverable from all four defendants to a maximum of $15 million.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

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

     The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given to the ultimate outcome of the claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's revenue for the three-month period ended March 31, 1999 was $30.3 million, a decrease of 35.4% compared to $46.9 million in revenue for the three-month period ended March 31, 1998. Revenue decreased as a result of a lower volume of direct labor hours applied to contracts during the current period. The continued slowdown in the oil and gas industry has made fewer fabrication projects available; consequently, in the three-month period ended March 31, 1999, the Company had fewer contracts in its backlog and thus fewer hours worked compared to the same period in 1998.

     The fewer number of projects available has also caused the competitiveness in the bidding process to substantially reduce margins on contracts that have been awarded. For the three-month period ended March 31, 1999, gross profit was $4.2 million (13.9% of revenue), compared to $8.3 million (17.7% of revenue) of gross profit for the three-month period ended March 31, 1998.

     The Company's general and administrative expenses were $1.3 million for the three-month period ended March 31, 1999, compared to $1.6 million for the three-month period ended March 31, 1998. The decrease of $332,000 was primarily the result of the Company more efficiently managing its costs associated with public company reporting requirements and a general decrease in costs related to reduced production levels.

     The Company had net interest income of $80,000 for the three month period ended March 31, 1999 compared to $25,000 for the three month period ended March 31, 1998. The current reduction in production levels is making more cash generated from jobs in progress available for investing.

     Although there have been recent increases in the price of oil and natural gas, these increases are not being reflected in the number and dollar value of projects in the market. Accordingly, the Company is continuously monitoring its costs as production levels decline to take appropriate actions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations increased to $13.9 million for the three months ended March 31, 1999 while working capital remained relatively stable at $24.4 million. Net cash used in investing activities for the three months ended March 31, 1999 was $1.4 million. The Company acquired one new Manitowoc crane and incurred approximately $130,000 in costs for improvements to its Southport facility located in Harvey, Louisiana. These capital expenditures were for equipment designed to increase the capacity of its facility and the productivity of its labor force.

     Net cash used in financing activities was $3.0 million for the three-month period ended March 31, 1999. This amount was a payment to eliminate the outstanding balance on the Company's bank credit facility.

     The Company's bank credit facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Citibank, N.A. or LIBOR plus 1 1/2%. The Revolver matures December 31, 2000 and is secured by a mortgage on the Company's real estate, equipment and fixtures. At March 31, 1999, the Company had no outstanding borrowings under the credit facility.

     Capital expenditures for the remaining nine months of 1999 are estimated to be approximately $3.6 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

YEAR 2000 ISSUES

     The Problem. Year 2000 issues result from the past practice in the computer industry of using two digits rather than four digits when coding the year portion of a date. This practice can create breakdowns or erroneous results when computers and processors embedded in other equipment perform operations involving dates later than December 31, 1999.

     The Company's State of Readiness. The Company has assessed the Year 2000 compliance of its information technology systems and has purchased software and hardware that it believes will be adequate to upgrade all of these systems to Year 2000 compliance. The Company has also surveyed its significant non-information technology equipment for Year 2000 issues. Although the Company uses several such items of equipment that are significant to its operations (such as automated welding and cutting equipment), none of the automated functions of this equipment are date sensitive and the Company believes that none of the equipment will require replacement or modification for Year 2000 compliance.

     The Company does not have any significant suppliers or customers whose information technology systems directly interface with that of the Company; nevertheless, as part of its assessment of its state of readiness, the Company has surveyed a representative number of its suppliers and customers for Year 2000 compliance. To date, the Company has received replies from approximately 73% of the suppliers that it has contacted, all of which (with insignificant exceptions) have indicated that they have taken appropriate steps to achieve Year 2000 compliance or have plans to do so. The Company has received replies from approximately 75% of its customers contacted, all of which have indicated that they have taken steps to achieve Year 2000 compliance or have plans to do so.

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

     Risks. Although the Company believes that it has taken reasonable steps to assess its internal systems and prepare them for Year 2000 issues, if those steps prove inadequate the Company's ability to estimate and bid on new jobs and its financial and other daily business procedures could be interrupted or delayed, any of which could have a material adverse effect on the Company's operations. Because the replies to the Company's survey of its suppliers and customers is not complete, the Company is not in a position to evaluate the risk of their non-compliance. It is possible that the operations of the Company could be adversely affected to a material extent by the non-compliance of significant suppliers or customers.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An annual meeting of the registrant's stockholders was held on April 29, 1999.

     (c) The following matters were voted upon with the results as indicate below:

          (1)  Election of the following nominees for directors.

          John P. ("Jack") Laborde
             Number of Votes Cast For -- 10,273,993
             Number of Votes Cast Against or Withheld -- 31,530
             Number of Abstentions -- None
             Number of Broker Non-Votes -- None

          Gregory J. Cotter
             Number of Votes Cast For -- 10,274,293
             Number of Votes Cast Against or Withheld -- 31,230
             Number of Abstentions -- None
             Number of Broker Non-Votes -- None

          (2) Ratification of appointment of Ernst & Young LLP as independent auditors.

             Number of Votes Cast For -- 10,279,149
             Number of Votes Cast Against or Withheld -- 18,674
             Number of Abstentions -- 7,700
             Number of Broker Non-Votes -- None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27.1  Financial Data Schedule.
          99.1 Press release issued by the Company on February 4, 1999 announcing the resignation of a director.
          99.2 Press release issued by the Company on April 28, 1999 announcing the signing of a letter of intent to reconstruct the Petronius south deck module owned by Texaco, Inc. (operator) and Marathon Oil Company.
          99.3 Press release issued by the Company on April 29, 1999 announcing its 1999 first quarter earnings and related matters.

     (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GULF ISLAND FABRICATION, INC.

                                        By: /s/ Joseph P. Gallagher, III
                                           ------------------------------
                                        Joseph P. Gallagher, III
                                        Vice President -- Finance,
                                        Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer
                                        and Duly Authorized Officer)

DATE: MAY 11, 1999

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

Exhibit
Number                Description of Exhibit
-------               ----------------------
27.1  Financial Data Schedule
99.1 Press release issued by the Company on February 4,1999 announcing the resignation of a director.
99.2 Press release issued by the Company on April 28, 1999 announcing the signing of a letter of intent to reconstruct the Petronius south deck module owned by Texaco, Inc. (operator) and Marathon Oil Company.
99.3 Press release issued by the Company on April 29, 1999 announcing its 1999 first quarter earnings and related matters.