Form 10-Q
period 1999-06-30
GULF ISLAND FABRICATION INC
filed 1999-08-11
CIK 1031623

________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

________________________________________________________________________________


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 1999

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

                           YES     X     NO______
                                -------


     The number of shares of the Registrant's common stock, no par value per share, outstanding at August 10, 1999 was 11,638,400.

                         GULF ISLAND FABRICATION, INC.

                                     INDEX

                                                                           Page
                                                                           ----
PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets
                at June 30, 1999 (unaudited) and December 31, 1998            3

             Consolidated Statements of Income
                for the Three and Six Months Ended June 30, 1999
                     and 1998 (unaudited)                                     4

             Consolidated Statement of Changes in  Shareholders' Equity
                for the Six Months Ended June 30, 1999 (unaudited)            5

             Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 1999
                     and 1998 (unaudited)                                     6

             Notes to Consolidated Financial Statements                     7-8

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9-11

 PART II     OTHER INFORMATION

     Item 5. Other Information                                               12

     Item 6. Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                   13

EXHIBIT INDEX                                                               E-1

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          June 30,        December 31,
                                                                                            1999             1998
                                                                                      --------------    --------------
                                                                                               (in thousands)
                                    ASSETS
                                    ------
Current assets:
 Cash                                                                                 $       12,832    $        2,808
 Short-term investments                                                                        6,000                 -
 Contracts receivable, net                                                                    19,250            34,682
 Retainage                                                                                     1,364             5,837
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                                                                    2,103             2,061
 Prepaid expenses                                                                                400               878
 Inventory                                                                                     1,198             1,137
 Recoverable income taxes                                                                          -               531
                                                                                      --------------    --------------
   Total current assets                                                                       43,147            47,934
Property, plant and equipment, net                                                            45,019            45,418
Excess of cost over fair value of net assets acquired
   less accumulated amortization of $ 415,125 and $ 278,825 at
   June 30, 1999 and December 31, 1998, respectively                                           3,702             3,839
Other assets                                                                                     793               549
                                                                                      --------------    --------------
   Total assets                                                                       $       92,661    $       97,740
                                                                                      ==============    ==============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Accounts payable                                                                     $        3,532    $        7,151
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                            5,921             9,476
 Accrued employee costs                                                                        2,748             4,085
 Accrued expenses                                                                              2,744             1,983
 Income taxes payable                                                                            994                 -
                                                                                      --------------    --------------
   Total current liabilities                                                                  15,939            22,695
Deferred income taxes                                                                          3,112             2,315
Notes payable                                                                                      -             3,000
                                                                                      --------------    --------------
   Total liabilities                                                                          19,051            28,010

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares
     authorized, no shares issued and outstanding                                                  -                 -
Common stock, no par value, 20,000,000 shares
     authorized, 11,638,400 shares issued and outstanding
     at June 30, 1999 and December 31, 1998                                                    4,162             4,162
Additional paid-in capital                                                                    35,124            35,124
Retained earnings                                                                             34,324            30,444
                                                                                      --------------    --------------
   Total shareholders' equity                                                                 73,610            69,730
                                                                                      --------------    --------------
                                                                                      $       92,661    $       97,740
                                                                                      ==============    ==============

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                                  1999           1998                    1999         1998
                                                              ------------  -------------            -----------  ------------
                                                                            (in thousands, except per share data)
Revenue                                                       $     28,106  $      50,641            $    58,435  $     97,555

Cost of revenue                                                     24,093         40,874                 50,196        79,477
                                                              ------------  -------------            -----------  ------------

Gross profit                                                         4,013          9,767                  8,239        18,078

General and administrative expenses                                    989          1,460                  2,271         3,074
                                                              ------------  -------------            -----------  ------------

Operating income                                                     3,024          8,307                  5,968        15,004

Other expense (income):
     Interest expense                                                   14             11                     35            53
     Interest income                                                  (166)           (22)                  (267)          (89)
     Other - net                                                        39              4                    (10)            4
                                                              ------------  -------------            -----------  ------------
                                                                      (113)            (7)                  (242)          (32)
                                                              ------------  -------------            -----------  ------------

Income before income taxes                                           3,137          8,314                  6,210        15,036

Income taxes                                                         1,182          3,163                  2,330         5,652
                                                              ------------  -------------            -----------  ------------

Net income                                                    $      1,955  $       5,151            $     3,880  $      9,384
                                                              ============  =============            ===========  ============


Per share data:

     Basic earnings per share                                 $       0.17  $        0.44            $      0.33  $       0.81
                                                              ============  =============            ===========  ============
     Diluted earnings per share                               $       0.17  $        0.44            $      0.33  $       0.80
                                                              ============  =============            ===========  ============

Weighted-average shares                                             11,638         11,632                 11,638        11,622

Effect of dilutive securities: employee stock options                   69             89                     43            97
                                                              ------------  -------------            -----------  ------------
Adjusted weighted-average shares                                    11,707         11,721                 11,681        11,719
                                                              ============  =============            ===========  ============

     The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                             Additional                       Total
                                        Common Stock           Paid-In       Retained     Shareholders'
                                     Shares      Amount        Capital       Earnings        Equity
                                   ----------   --------    ------------    ----------   ---------------
                                                    (in thousands, except share data)
Balance at January 1, 1999         11,638,400    $ 4,162       $35,124        $30,444        $ 69,730

Net income                                 -          -             -          3,880           3,880
                                   ----------   --------    ------------    ----------   ---------------
Balance at June 30, 1999           11,638,400    $ 4,162       $35,124        $34,324        $ 73,610
                                   ==========   ========    ============    ==========   ===============

     The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                   Six months ended
                                                                                                        June 30,
                                                                                                 1999              1998
                                                                                            --------------   --------------
                                                                                                     (in thousands)
Cash flows from operating activities:
     Net income                                                                                  $  3,880         $   9,384
     Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation                                                                                 2,315             1,889
       Amortization                                                                                   137               141
       Deferred income taxes                                                                          797              (168)
       Changes in operating assets and liabilities:
         Contracts receivable                                                                      15,432            (3,085)
         Retainage                                                                                  4,473            (2,376)
         Costs and estimated earnings in excess of billings
              on uncompleted contracts                                                                (42)           (1,653)
         Prepaid expenses and other assets                                                            478               586
         Inventory                                                                                    (61)             (159)
         Accounts payable and accrued expenses                                                     (4,195)            2,728
         Income taxes payable                                                                       1,525               959
         Billings in excess of costs and estimated earnings
              on uncompleted contracts                                                             (3,555)            2,385
                                                                                                 --------         ---------
              Net cash provided by operating activities                                            21,184            10,631

Cash flows from investing activities:
     Capital expenditures, net                                                                     (1,916)           (5,601)
     Short-term investments                                                                        (6,000)                -
     Payment for purchase of Southport, net of cash acquired                                            -            (5,922)
     Other                                                                                           (244)              (52)
                                                                                                 --------         ---------
              Net cash used in investing activities                                                (8,160)          (11,575)


Cash flows from financing activities:
     Borrowings against notes payable                                                                   -             8,000
     Principal payments on notes payable                                                           (3,000)          (10,600)
     Proceeds from exercise of stock options                                                            -               288
                                                                                                 --------         ---------
              Net cash used in financing activities                                                (3,000)           (2,312)
                                                                                                 --------         ---------
Net increase (decrease) in cash                                                                    10,024            (3,256)

Cash at beginning of period                                                                         2,808             6,879
                                                                                                 --------         ---------
Cash at end of period                                                                            $ 12,832         $   3,623
                                                                                                 ========         =========

Supplemental cash flow information:

     Interest paid                                                                               $     54         $      38
                                                                                                 ========         =========
     Income taxes paid                                                                           $     55         $   4,827
                                                                                                 ========         =========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND SIX MONTH
                     PERIODS ENDED JUNE 30, 1999 AND 1998


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

     Gulf Island Fabrication, Inc. ("Gulf Island"), together with its wholly owned subsidiaries (collectively "the Company"), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company, located in Houma, Louisiana, also offers offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, steel warehousing and sales, and the fabrication of offshore living quarters. Gulf Island's principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The information presented at June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at June 30, 1999 and the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


NOTE 2 - SHORT-TERM INVESTMENTS

     Short-term investments consist of highly-liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at June 30, 1999.

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)

NOTE 3 - EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if employee stock options were exercised or converted into common stock. Quarterly per share data may not sum to the year-to-date data reported in the Company's consolidated financial statements due to rounding.


NOTE 4 - NOTES PAYABLE

     Effective June 23, 1999, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to December 31, 2001. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Company is required to maintain certain balance sheet and cash flow ratios. The Company pays a fee quarterly of three-eighths of one percent per annum on the weighted-average unused portion of the line of credit. At June 30, 1999, there were no borrowings outstanding under the credit facility.


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

     The trial court has issued this and other rulings that have been favorable to the defendants, all of which are subject to appeal by the plaintiff at the conclusion of the trial. Management is vigorously defending this case and, after consultation with legal counsel, does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

     The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations.


Results of Operations

     The Company's revenue for the three-month and six-month periods ended June 30, 1999 was $28.1 million and $58.4 million, a decrease of 44.5% and 40.2%, respectively, compared to $50.6 million and $97.6 million in revenue for the three-month and six-month periods ended June 30, 1998. Revenue decreased as a result of a lower volume of direct labor hours applied to contracts during the 1999 periods compared to the same periods ended in 1998. The slower than expected recovery in the oil and gas industry has made fewer fabrication projects available; consequently, in the three-month and six-month periods ended June 30, 1999, the Company had fewer contracts in its backlog and thus fewer hours worked compared to the same periods in 1998.

     The fewer number of projects available has also caused the competitiveness in the bidding process to substantially reduce margins on contracts that have been awarded. For the three-month and six-month periods ended June 30, 1999, gross profit was $4.0 million (14.3% of revenue) and $8.2 million (14.1% of revenue), compared to $9.8 million (19.3% of revenue) and $18.1 million (18.5% of revenue) of gross profit for the three-month and six-month periods ended June 30, 1998.

     The Company's general and administrative expenses were $989,000 for the three- month period ended June 30, 1999 and $2.3 million for the six-month period ended June 30, 1999. This compares to $1.5 million for the three-month period ended June 30, 1998 and $3.1 million for the six-month period ended June 30, 1998. These decreases of $471,000 and $803,000, respectively, were primarily the result of the more efficient managing of costs associated with public company reporting requirements and a general decrease in costs related to reduced production levels. In an effort to further control general and administrative costs, the Company implemented an overall 5% reduction in hourly and salary wages effective May 31, 1999 and June 1, 1999, respectively.

     The Company had net interest income of $113,000 and $242,000 for the three-month and six-month periods ended June 30, 1999, respectively, compared to $7,000 and $32,000 for the three-month and six-month periods ended June 30, 1998. The current reduction in production levels generated more available cash for investment purposes.

     Although there have been recent increases in the price of oil and natural gas, these increases are not being reflected in the number and dollar value of projects in the market. Accordingly, the Company is continuously monitoring its costs as production levels decline in order to take appropriate actions.

Liquidity and Capital Resources

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $21.2 million for the six months ended June 30, 1999 with an eight percent increase in working capital to $27.2 million. Net cash used in investing activities for the six months ended

June 30, 1999 was $8.2 million, of which $6.0 million related to the purchase of short-term investments during the period. The majority of the remaining $2.2 million consisted of capital expenditures during the period, specifically $1.4 million for one new Manitowoc crane and approximately $600,000 for equipment and improvements to the production facilities.

     Net cash used in financing activities was $3.0 million for the six-month period ended June 30, 1999. This amount was a payment to eliminate the outstanding balance on the Company's bank credit facility.

     The Company's bank credit facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1 1/2%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. At June 30, 1999, the Company had no outstanding borrowings under the credit facility.

     Capital expenditures for the remaining six months of 1999 are estimated to be approximately $4.1 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


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

     The Company does not have any significant suppliers or customers whose information technology systems directly interface with that of the Company; nevertheless, as part of its assessment of its state of readiness, the Company has surveyed a representative number of its suppliers and customers for Year 2000 compliance. To date, the Company has received replies from approximately 73% of the suppliers that it has contacted, all of which (with insignificant exceptions) have indicated that they have taken appropriate steps to achieve Year 2000 compliance or have plans to do so. The Company has received replies from approximately 77% of its customers contacted, all of which have indicated that they have taken steps to achieve Year 2000 compliance or have plans to do so.

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

                          PART II. OTHER INFORMATION

Item 5.  Other Information

         On July 22, 1999 the Company announced its 1999 second quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               10.1 First Amendment to the Seventh Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank, dated June 23, 1999.
               27.1   Financial Data Schedule.
               99.1 Press release issued by the Company on July 22, 1999 announcing its 1999 second quarter earnings and related matters.

          (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GULF ISLAND FABRICATION, INC.


                                   By: /s/ Joseph P. Gallagher, III
                                      ---------------------------------
                                           Joseph P. Gallagher, III
                                           Vice President - Finance,
                                           Chief Financial Officer
                                           and Treasurer
                                           (Principal Financial Officer
                                           and Duly Authorized Officer)


Date: August 11, 1999

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit
------                      ----------------------

10.1 First Amendment to the Seventh Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank, dated June 23, 1999.
27.1      Financial Data Schedule.
99.1 Press release issued by the Company on July 22, 1999 announcing its 1999 second quarter earnings and related matters.