Form 10-Q
period 1999-09-30
GULF ISLAND FABRICATION INC
filed 1999-11-12
CIK 1031623

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from____________  to _____________


                         Commission File Number 0-22303


                         GULF ISLAND FABRICATION, INC.
             (Exact name of registrant as specified in its charter)


               LOUISIANA                              72-1147390
    (State or other jurisdiction of                (I.R.S.Employer
     incorporation or organization)              Identification No.)


            583 THOMPSON ROAD,
             HOUMA, LOUISIANA                            70363
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

                           YES   X    NO
                               -----     -----

     The number of shares of the Registrant's common stock, no par value per share, outstanding at November 9, 1999 was 11,638,400.

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X


                                                                           Page
 PART I    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets
             at September 30, 1999 (unaudited) and December 31, 1998         3

           Consolidated Statements of Income
             for the Three and Nine Months Ended September 30, 1999
             and 1998 (unaudited)                                            4

           Consolidated Statement of Changes in  Shareholders' Equity
             for the Nine Months Ended September 30, 1999 (unaudited)        5

           Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998 (unaudited)                   6

           Notes to Consolidated Financial Statements                      7-8

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-11

PART II    OTHER INFORMATION

   Item 1. Legal Preceedings                                                12

   Item 5. Other Information                                                13

   Item 6. Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                  14

EXHIBIT INDEX                                                              E-1

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        1999            1998
                                                    -------------   ------------
                                                           (in thousands)
                        ASSETS
                        ------
Current assets:
  Cash                                                   $11,174       $ 2,808
  Short-term investments                                  11,076             -
  Contracts receivable, net                               15,440        34,682
  Retainage                                                3,062         5,837
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      2,077         2,061
  Prepaid expenses                                           510           878
  Inventory                                                1,185         1,137
  Recoverable income taxes                                     -           531

  Total current assets                                    44,524        47,934
                                                         -------       -------
Property, plant and equipment, net                        44,726        45,418

Excess of cost over fair value of net assets
  acquired less accumulated amortization of
  $484,475 and $278,825 at September 30, 1999
  and December 31, 1998, respectively                      3,633         3,839

Other assets                                                 653           549
                                                         -------       -------
  Total assets                                           $93,536       $97,740
                                                         =======       =======

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable                                       $ 4,733       $ 7,151
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      4,137         9,476
  Accrued employee costs                                   2,131         4,085
  Accrued expenses                                         2,640         1,983
  Income taxes payable                                       787             -
                                                         -------       -------
    Total current liabilities                             14,428        22,695
Deferred income taxes                                      3,562         2,315
Notes payable                                                  -         3,000
                                                         -------       -------
    Total liabilities                                     17,990        28,010


Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding               -             -
  Common stock, no par value, 20,000,000 shares
    authorized, 11,638,400 shares issued and
    outstanding at September 30, 1999 and
    December 31, 1998                                      4,162         4,162
  Additional paid-in capital                              35,326        35,124
  Retained earnings                                       36,058        30,444
                                                         -------       -------
    Total shareholders' equity                            75,546        69,730
                                                         -------       -------
                                                         $93,536       $97,740
                                                         =======       =======

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                      Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                      ------------------  -------------------
                                        1999      1998      1999       1998
                                      --------  --------  --------   --------
                                       (in thousands, except per share data)
Revenue                               $29,034   $51,866   $87,469    $149,421
Cost of revenue                        25,393    42,036    75,589     121,513
                                      --------  --------  --------   ---------
Gross profit                            3,641     9,830    11,880      27,908
General and administrative expenses       955     1,458     3,226       4,532
                                      --------  --------  --------   ---------
Operating income                        2,686     8,372     8,654      23,376
Other expense (income):
  Interest expense                         11        19        46          72
  Interest income                        (203)      (94)     (470)       (183)
  Other - net                              39         -        29           4
                                      --------  --------  --------   ---------
                                         (153)      (75)     (395)       (107)
                                      --------  --------  --------   ---------
Income before income taxes              2,839     8,447     9,049      23,483
Income taxes                            1,105     3,135     3,435       8,787
                                      --------  --------  --------   ---------
Net income                            $ 1,734   $ 5,312   $ 5,614    $ 14,696
                                      ========  ========  ========   =========

Per share data:
  Basic earnings per share            $  0.15   $  0.46    $ 0.48    $   1.26
                                      ========  ========  ========   =========
  Diluted earnings per share          $  0.15   $  0.45    $ 0.48    $   1.25
                                      ========  ========  ========   =========
Weighted-average shares                11,638    11,638    11,638      11,627
Effect of dilutive securities:
  employee stock options                   77        59        54          84
                                      --------  --------  --------   ---------
Adjusted weighted-average shares       11,715    11,697    11,692      11,711
                                      ========  ========  ========   =========


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                     Additional                        Total
                                          Common Stock                Paid-In          Retained     Shareholders'
                                     Shares           Amount          Capital          Earnings        Equity
                                   -----------     -----------     -------------     -----------   --------------
                                                             (in thousands, except share data)
Balance at January 1, 1999          11,638,400         $4,162         $35,124          $30,444         $69,730

Income tax benefit from the
  exercise of stock options                  -               -            202                -             202
Net income                                   -               -              -            5,614           5,614
                                    ----------          ------        -------          -------         -------
Balance at September 30, 1999       11,638,400          $4,162        $35,326          $36,058         $75,546
                                    ==========          ======        =======          =======         =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Nine months ended
                                                                         September 30,
                                                                    1999              1998
                                                                  ---------        ---------
                                                                         (in thousands)
Cash flows from operating activities:
  Net income                                                      $  5,614          $ 14,696
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                     3,475             2,880
    Amortization                                                       206               210
    Deferred income taxes                                            1,247              (331)
    Changes in operating assets and liabilities:
      Contracts receivable                                          19,242            (3,939)
      Retainage                                                      2,775            (4,109)
      Costs and estimated earnings in excess of billings
        on uncompleted contracts                                       (16)           (3,541)
      Prepaid expenses and other assets                                368               597
      Inventory                                                        (48)             (371)
      Accounts payable and accrued expenses                         (3,715)            4,456
      Income taxes payable                                           1,520             1,335
      Billings in excess of costs and estimated earnings
        on uncompleted contracts                                    (5,339)            2,006
                                                                  --------           -------
          Net cash provided by operating activities                 25,329            13,889

Cash flows from investing activities:
  Capital expenditures, net                                         (2,783)           (8,577)
  Short-term investments                                           (11,076)                -
  Payment for purchase of Southport, net of cash acquired                -            (5,922)
  Other                                                               (104)              (52)
                                                                  --------           -------
          Net cash used in investing activities                    (13,963)          (14,551)

Cash flows from financing activities:
  Borrowings against notes payable                                       -             8,000
  Principal payments on notes payable                               (3,000)          (10,600)
  Proceeds from exercise of stock options                                -               288
                                                                  --------           -------
         Net cash used in financing activities                      (3,000)           (2,312)
                                                                  --------           -------
Net increase (decrease) in cash                                      8,366            (2,974)
Cash at beginning of period                                          2,808             6,879
                                                                  --------           -------
Cash at end of period                                             $ 11,174           $ 3,905
                                                                  ========           =======

Supplemental cash flow information:
  Interest paid                                                   $      -              $ 72
                                                                  ========           =======
  Income taxes paid                                               $    659           $ 7,773
                                                                  ========           =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND NINE MONTH
                   PERIODS ENDED SEPTEMBER 30, 1999 AND 1998


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

     The information presented at September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at September 30, 1999 and the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 2 - SHORT-TERM INVESTMENTS

     Short-term investments consist of highly-liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at September 30, 1999.

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

NOTE 4 - NOTES PAYABLE

     Effective June 23, 1999, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to December 31, 2001. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Company is required to maintain certain balance sheet and cash flow ratios. The Company pays a fee quarterly of three-eighths of one percent per annum on the weighted-average unused portion of the line of credit. At September 30, 1999, there were no borrowings outstanding under the credit facility.

NOTE 5 - CONTINGENCIES

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings and is expected to issue additional rulings, all of which could be appealed by the plaintiff, the effect of which would be to prevent plaintiff's recovery of any damages from defendants, including the Company. In connection with the additional rulings of the court, the parties are expected to enter into agreements the effect of which would be to eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company's revenue for the three-month and nine-month periods ended September 30, 1999 was $29.0 million and $87.5 million, a decrease of 44.0% and 41.5%, respectively, compared to $51.9 million and $149.4 million in revenue for the three-month and nine-month periods ended September 30, 1998. Revenue decreased as a result of a lower volume of direct labor hours applied to contracts during the 1999 periods compared to the same periods ended in 1998. The slower than expected recovery in the oil and gas industry has made fewer fabrication projects available; consequently, in the three-month and nine-month periods ended September 30, 1999, the Company had fewer contracts in its backlog and thus fewer hours worked compared to the same periods in 1998.

     The fewer number of projects available has also caused the competitiveness in the bidding process to substantially reduce margins on contracts that have been awarded. For the three-month and nine-month periods ended September 30, 1999, gross profit was $3.6 million (12.5% of revenue) and $11.9 million (13.6% of revenue), compared to $9.8 million (19.0% of revenue) and $27.9 million (18.7% of revenue) of gross profit for the three-month and nine-month periods ended September 30, 1998.

     The Company's general and administrative expenses were $955,000 for the three-month period ended September 30, 1999 and $3.2 million for the nine-month period ended September 30, 1999. This compares to $1.5 million for the three-month period ended September 30, 1998 and $4.5 million for the nine-month period ended September 30, 1998. These decreases of $500,000 and $1.3 million, respectively, were primarily the result of the more efficient managing of costs associated with public company reporting requirements and a general decrease in costs related to reduced production levels. In an effort to further control general and administrative costs, the Company implemented an overall 5% reduction in hourly and salary wages effective May 31, 1999 and June 1, 1999, respectively.

     The Company had net interest income of $192,000 and $424,000 for the three-month and nine-month periods ended September 30, 1999, respectively, compared to $75,000 and $111,000 for the three-month and nine-month periods ended September 30, 1998. The current reduction in production levels generated more available cash for investment purposes.

     Although there have been recent increases in the price of oil and natural gas, these increases are not being reflected in the number and dollar value of projects in the market. Accordingly, the Company is continuously monitoring its costs as production levels remain low in order to take appropriate actions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its bank credit facility. Net cash provided by operations was $25.3 million for the nine months ended September 30, 1999 with a 19.2% increase in working capital to $30.1 million. Net cash used in investing activities for the nine months ended

September 30, 1999 was $14.0 million, of which $11.0 million related to the purchase of short-term investments during the period. The majority of the remaining $3.0 million consisted of capital expenditures during the period, specifically $1.4 million for one new Manitowoc crane and approximately $1.6 million for equipment and improvements to the production facilities, which included approximately $600,000 to complete the Company's automated painting system.

     Net cash used in financing activities was $3.0 million for the nine-month period ended September 30, 1999. This amount was a payment to eliminate the outstanding balance on the Company's bank credit facility.

     The Company's bank credit facility currently provides for a revolving line of credit (the "Revolver") of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1 1/2%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. At September 30, 1999, the Company had no outstanding borrowings under the credit facility.

     Capital expenditures for the remaining three months of 1999 are estimated to be approximately $800,000, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


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

     Risks. Although the Company believes that it has taken reasonable steps to assess its internal systems and prepare them for Year 2000 issues, if those steps prove inadequate the Company's ability to estimate and bid on new jobs and its financial and other daily business procedures could be interrupted or delayed, any of which could have a material adverse effect on the Company's operations. The replies to the Company's survey of its suppliers and customers indicate they have taken reasonable steps to assess their internal systems and prepare for the Year 2000 issues, but there is no guarantee that the systems of other companies on which the Company relies will be converted timely. It is possible that the operations of the Company could be adversely affected to a material extent by the non-compliance of significant suppliers or customers.

     Contingency Plan. While the Company intends to continue to monitor Year 2000 issues, it does not currently have a contingency plan for dealing with the possibility that its current systems may prove inadequate, nor does the Company currently intend to develop such a plan.

FORWARD-LOOKING STATEMENTS

     Statements under "Year 2000 Issues" as to the Company's beliefs and expectations, statements in the last paragraph under "Results of Operations" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deep water production systems and to develop and provide financing for such systems that are acceptable to its customers; and the accuracy of the Company's assessment of its exposure to Year 2000 issues and the adequacy of the steps it has taken to address those issues. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 10, 1999 the United States Environmental Protection Agency (the "EPA") issued a complaint alleging that the Company had failed to report the usage or processing of certain chemicals that are components of the steel and paint used by the Company in its fabrication operations. The Company has settled this matter by agreeing to pay a fine of $182,070 and to comply in the future with applicable reporting requirements. With respect to emissions from similar chemicals, the Louisiana Department of Environmental Quality (the "LDEQ") has required the Company to update its reports and modify its state air permit and has advised the Company that it is considering the assessment of a penalty for exceeding permitted limits and inaccurate reporting. The Company does not believe that the action of the EPA or any actions of the LDEQ in this matter will be material to its financial position or require any changes to its operations other than the monitoring of the content of certain purchased materials, the cost of which is expected to be negligible.

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings and is expected to issue additional rulings, all of which could be appealed by the plaintiff, the effect of which would be to prevent plaintiff's recovery of any damages from defendants, including the Company. In connection with the additional rulings of the court, the parties are expected to enter into agreements the effect of which would be to eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

  The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

ITEM 5. OTHER INFORMATION

  On October 27, 1999 the Company announced its 1999 third quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

  On November 1, 1999 the Company announced its formation of a subsidiary to develop deep-water production systems. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27.1  Financial Data Schedule.
     99.1 Press release issued by the Company on October 27, 1999 announcing its 1999 third quarter earnings and related matters.
     99.2 Press release issued by the Company on November 1, 1999 announcing its formation of a subsidiary to develop deep-water production systems.

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


Date: November 10, 1999

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX


Exhibit
Number                       Description of Exhibit
-------                      ----------------------

  27.1        Financial Data Schedule.
  99.1 Press release issued by the Company on October 27, 1999 announcing its 1999 third quarter earnings and related matters.
  99.2 Press release issued by the Company on November 1, 1999 announcing its formation of a subsidiary to develop deep-water production systems.