Form 10-K
period 1999-12-31
GULF ISLAND FABRICATION INC
filed 2000-03-23
CIK 1031623

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 2000 was approximately $92,338,438.

  The number of shares of the Registrant's common stock, no par value per share, outstanding at March 2, 2000 was 11,638,400.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 2000 Annual Meeting of Shareholders to be held April 27, 2000 have been incorporated by reference into Part III of this Form 10-K.

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    Items 1 and 2. Business and Properties..............................     1
    Item 3.        Legal Proceedings....................................    11
    Item 4.        Submission of Matters to a Vote of Security Holders..    11
    Item 4A.       Executive Officers of the Registrant.................    11

 PART II

    Item 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.................................    12
    Item 6.        Selected Financial Data..............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
    Item 7A.       Quantitative and Qualitative Disclosure About Market
                    Risk................................................    17
    Item 8.        Financial Statements and Supplementary Data..........    17
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    17

 PART III

    Item 10.       Directors and Executive Officers of the Registrant...    17
    Item 11.       Executive Compensation...............................    17
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management..........................................    18
    Item 13.       Certain Relationships and Related Transactions.......    18

 PART IV

    Item 14.       Exhibits, Financial Statements Schedules, and Reports
                    on Form 8-K.........................................    18

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

General

  Gulf Island Fabrication, Inc. (the "Company") together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and deck sections of floating production platforms (such as tension leg platforms ("TLPs")); piles, wellhead protectors, subsea templates and various production, compressor and utility modules; and offshore living quarters. Services provided by the Company include offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales.

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

  In April, 1998, the Company, formed a limited liability company called MinDOC, L.L.C., to patent, design and market a deepwater floating drilling and production concept. The Company currently owns a one-third interest in the LLC and the balance is owned by four engineering companies. Design and marketing of the project was pursued during the remainder of 1998. Although there have been no sales to date, the group anticipates that as the design progresses, the concept can be successfully marketed to the oil industry for development of deepwater offshore oil and gas fields.

  In November, 1999 the Company announced that it had formed a wholly owned subsidiary to develop and market deepwater oil and gas production structures, including MinDOC, the deepwater floating production concept that the Company has a proprietary interest in. The subsidiary will be headquartered in Houston, Texas.

  Effective as of January 1, 2000, all of the operating assets, buildings and properties owned directly by the Company were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the Company. As a result, the existing Gulf Island Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries.

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

  The Company uses the latest welding and fabrication technology available, and all of the Company's products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. Gulf Island Fabrication is certified as an ISO 9002 fabricator for its quality assurance programs. See "--Safety and Quality Assurance."

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

  The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at the Company's facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. The Company can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components the Company participates in the construction of platforms requiring jackets that are larger than those the Company can transport through the Houma Navigation Canal.

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

  The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company's ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. In July 1998, the Company completed the fabrication of the deck section and floating hull of a TLP designed for installation in 1,800 feet of water. In August the Company completed the construction of a similar hull that was installed in 3,200 feet of water. To the Company's knowledge, these are the first two TLPs of this size to be constructed entirely in the United States. With TLP's and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company's participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

  The Company has fabricated subsea templates for use in connection with TLPs, which are structures that are installed on the seabed before development drilling begins. As exploration and drilling move into the deepwater of the Gulf of Mexico, the Company believes that there will be increased opportunities to fabricate subsea templates, as well as decks and other structures, for use in connection with TLPs.

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

  On the east bank of the Houma Navigation Canal across Thompson Road from the main fabrication yard, the Company owns a 11.3 acre facility that includes a two-story 5,000 square feet administration building with an attached 5,300 square foot warehouse. Also located on the property in an additional two-story 2,100 square foot administration building. The property has approximately 570 linear feet of water frontage, of which 380 linear feet is steel bulkhead which permits docking of large ocean going vessels and the outloading of heavy loads.

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

  Dolphin Services operates from a 20-acre site located approximately a quarter of a mile from the Company's main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 8,400 square foot building that houses administrative staff, approximately 14,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and 600 linear feet of steel bulkhead. Dolphin Services also operates a commercial steel sales division and a pressure vessel shop. The steel sales division, which recently moved to a new three acre facility adjacent to the Company's main yard, has expanded its product lines to include pressure vessel plates and other products that utilize Gulf Island , L.L.C.'s capability to process the steel by cutting, shaping, forming and painting.

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

  Equipment. The Company's main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. The Company's west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company also currently uses 14 crawler cranes, which range in tonnage capacity from 150 to 300 tons and service both of the Company's yards. The Company owns these cranes which can thus avoid having to rent cranes on a monthly basis except in times of very high activity levels. The Company has a plasma-arc cutting system that cuts steel up to one inch thick at a rate of two hundred inches per minute. The Company performs routine repairs and maintenance on all of its equipment.

  The Company's plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, the Company is able to coordinate all aspects of platform construction, which can reduce the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow the Company to participate as subcontractor on projects awarded to other contractors. In January 1999 the Company commissioned a state of the art, fully enclosed, and environmentally friendly blast and coating facility. The facility is automated and provides blasting and coating activities in support of the Company's fabrication projects. The design output of the facility also allows the Company to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides the company a competitive advantage by reducing labor costs and signifies the Company's commitment to being a good neighbor to our community and our environment.

  For use in connection with its inshore construction activities, Dolphin Services owns three spud barges. Dolphin Services also leases three barges for use with inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons and five smaller crawler cranes ranging from 60 to 100 tons lifting capacity. Southport rents one crawler crane with lifting capacity of 125 tons.

Materials and Supplies

  The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

Safety and Quality Assurance

  Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs two in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meet monthly to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every three months if the actual workmen's compensation recordable case rate is less than a pre-determined benchmark case rate for the three month period.

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

  A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 33% (Texaco, Inc., and Global Industries), 38% (Texaco, Inc. and Atlantia Corporation), and 58% (Texaco, Inc., Atlantia Corporation and British Petroleum Company) of revenue for fiscal 1999, 1998 and 1997, respectively. In addition, at December 31, 1999, 40% of the Company's backlog was attributable to two projects. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

  Under fixed price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than those targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than those targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are the primary factors affecting the Company's operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the Company's Vice President of Operations. As an incentive to reduce cost and increase productivity, the Company gives bonuses to its employees totaling up to 5% of the Company's income before taxes.

Seasonality

  Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonality of the Company's operations, the Company's operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company's customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate portion of the Company's income has historically been earned during the second and third quarters of the year, and the Company has occasionally incurred losses during the first and fourth quarters of its fiscal year.

  The table below indicates for each quarter of the Company's last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                         1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th
                         Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr.
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ----
Revenue................. 25%  23%  24%  28%  24%  26%  28%  22%  21%  26%  27%  26%
Gross profit............ 29%  28%  25%  18%  23%  27%  27%  23%  20%  26%  29%  25%
Net income.............. 29%  29%  26%  16%  22%  27%  29%  22%  19%  27%  30%  24%
Direct labor hours (in
 000's)................. 500  459  459  433  642  697  670  606  497  542  588  523

  Because of this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonality of the Company's operations.

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

Backlog

  As of December 31, 1999 the Company's backlog was $38.9 million, all of which management expects to be performed during 2000. Of the $38.9 million backlog at December 31, 1999, approximately 40% was attributable to two projects.

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

Employees

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 1999, the number of Company employees ranged from approximately 850 to 1,100. As of March 1, 2000, the Company had approximately 800 employees. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees is employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

  The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends not only upon customer demand but also the Company's ability to increase its labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

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

Cautionary Statement Concerning Forward-Looking Information

  Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled "Business and Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "expect," "believe," "anticipate," "project," "plan," "estimate," "predict" and similar expressions often identify forward-looking statements. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. These factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them, competitive factors in the heavy marine fabrication industry; and the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deepwater production systems and to develop and provide financing for them.

Item 3. Legal Proceedings

  The Louisiana Department of Environmental Quality (the "LDEQ") has required the Company to update its reports and modify its state air permit with respect to emissions from chemicals that are components of the steel and paint used by Gulf Island, L.L.C. in its fabrication operations, and Gulf Island, L.L.C. has done so. The LDEQ has advised Gulf Island, L.L.C. that it is considering the assessment of a penalty for exceeding permitted limits and inaccurate reporting. Gulf Island L.L.C. does not believe that any actions of the LDEQ in this matter will be material to its financial position or require any changes to its operations other than the monitoring of the content of certain purchased materials, the cost of which is expected to be negligible.

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings and is expected to issue additional rulings, all of which could be appealed by the plaintiff, the effect of which would be to prevent plaintiff's recovery of any damages from defendants, including the Company. In connection with the additional rulings of the court, the parties have entered into agreements that eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with the legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

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

Item 4A. Executive Officers of the Registrant

  Listed below are the names, ages and offices held by each of the executive officers of the Company as of March 1, 2000. All officers of the Company serve at the pleasure of the Company's Board of Directors.

                 Name                 Age               Position
                 ----                 ---               --------
 Kerry J. Chauvin.................... 52  President, Chief Executive Officer
                                           and Director
 William A. Downey................... 53  President of Gulf Island, L.L.C.
                                           (fabrication subsidiary)
 Murphy A. Bourke.................... 55  Executive Vice President--Marketing
 Joseph P. Gallagher, III............ 49  Vice President--Finance, Chief
                                           Financial Officer, and Treasurer

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

  William A. Downey became president of Gulf Island, L.L.C., the subsidiary that performs the Company's major fabrication operations, effective January 1, 2000. From 1985 through 1999 Mr. Downey served as Vice President--Operations of the Company. From 1980 to 1984, he served as the Vice President of Engineering of Delta Fabrication. With over 20 years of experience in the fabrication industry, he has served in various capacities with Avondale Industries, Inc., including Senior Project Manager and Senior Cost & Design Analyst, and has also been employed by Sanderson Enterprises, Inc. and Mission Drilling & Exploration Corp. Mr. Downey received his B.S. degree in Industrial Technology from Southeastern Louisiana University in 1971.

  Murphy A. Bourke has been Vice President--Marketing since the Company began operations in 1985 and, effective January 1, 2000, he became Executive Vice President--Marketing. Mr. Bourke also served as Vice President Marketing for Delta Fabrication from 1979 to 1984 and as the General Sales Manager of Louisiana State Liquor Distributors, Inc., a beverage distributor, from 1972 to 1979. He holds a B.A. degree in marketing from Southeastern Louisiana University.

  Joseph P. "Duke" Gallagher, III was elected Vice President--Finance and Chief Financial Officer of the Company in January 1997 and in that capacity he also serves as chief accounting officer of the Company. Mr. Gallagher served as the Company's Controller from 1985 until 1997. He has been the Company's Treasurer since 1986 and served as the Company's Secretary from January 1993 until April 1999. From 1981 to 1985, he was employed as the Controller of TBW Industries, Incorporated, a manufacturer of machinery and pressure vessels, and from 1979 to 1981 as the Assistant Controller of Brock Exploration Corporation, a publicly traded oil and gas exploration company. Mr. Gallagher, a Certified Public Accountant, also worked as a Senior Auditor for the accounting firm A.A. Harmon & Co., CPA's Inc. He received a B.S. degree in Production Management in 1973 from the University of Southwestern Louisiana.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock, no par value per share (the "Common Stock"), is traded on the Nasdaq Stock Market under the symbol "GIFI." At March 10, 2000, the Company had approximately 5,200 holders of record of Common Stock.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq Stock Market, for each fiscal quarter of the two most recent fiscal years.

                                                                    High   Low
                                                                   ------ ------
Fiscal Year 1999
  First Quarter................................................... $11.50 $ 6.50
  Second Quarter..................................................  15.50   9.50
  Third Quarter...................................................  14.50  11.75
  Fourth Quarter..................................................  13.25   8.06
Fiscal Year 1998
  First Quarter................................................... $23.81 $15.50
  Second Quarter..................................................  27.50  17.25
  Third Quarter...................................................  20.50  10.00
  Fourth Quarter..................................................  18.00   7.19

  The Company has not paid dividends since its Initial Public Offering in 1997. The Company currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its Common Stock in the foreseeable future.

Item 6. Selected Financial Data

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 1999 are derived from the audited financial statements of the Company. The table also sets forth unaudited pro forma financial information as of and for the years ended December 31, 1997, and 1996 that gives effect to the termination of the Company's S Corporation status, as further explained in the notes to the Company's audited financial statements included elsewhere in this report. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                         Year Ended December 31,
                                ----------------------------------------------
                                  1999    1998(1)   1997(2)    1996     1995
                                --------  --------  --------  -------  -------
                                  (in thousands, except per share data)
Income Statement Data:
  Revenue...................... $120,241  $192,372  $136,355  $79,004  $63,779
  Cost of revenue..............  105,813   156,326   112,033   68,673   60,034
                                --------  --------  --------  -------  -------
  Gross profit.................   14,428    36,046    24,322   10,331    3,745
  General and administrative
   expenses....................    4,210     6,023     4,670    2,161    1,730
  Non-recurring compensation
   charge(3)...................       --        --        --      500       --
                                --------  --------  --------  -------  -------
  Operating income.............   10,218    30,023    19,652    7,670    2,015
  Net interest expense
   (income)....................     (565)     (168)      109      384      430
                                --------  --------  --------  -------  -------
  Income before income taxes...   10,783    30,191    19,543    7,286    1,585
  Income taxes.................    4,097    11,359     5,973       --       --
  Cumulative deferred tax
   provision...................       --        --     1,144       --       --
                                --------  --------  --------  -------  -------
  Net income................... $  6,686  $ 18,832  $ 12,426  $ 7,286  $ 1,585
                                ========  ========  ========  =======  =======
Income Summary Data (Pro Forma
 1997 and 1996 (unaudited)):
  Income before provision for
   income taxes................                     $ 19,543  $ 7,286
  Provision for income taxes...                        5,973       --
  Provision for income
   taxes(4)....................                        1,379    2,934
                                                    --------  -------
  Net income...................                     $ 12,191  $ 4,352
                                                    ========  =======
  Basic earnings per share..... $   0.57  $   1.62  $   1.15  $  0.55
                                ========  ========  ========  =======
  Diluted earnings per share... $   0.57  $   1.61  $   1.14  $  0.55
                                ========  ========  ========  =======
  Weighted-average common
   shares......................   11,638    11,630    10,633    7,854
                                ========  ========  ========  =======
  Adjusted weighted-average
   common shares...............   11,691    11,703    10,700    7,854
                                ========  ========  ========  =======
                                            As of December 31,
                                ----------------------------------------------
                                  1999      1998      1997     1996     1995
                                --------  --------  --------  -------  -------
                                              (in thousands)
Balance Sheet Data:
  Working capital, excluding
   current maturities of long-
   term debt................... $ 31,787  $ 25,239  $ 17,555  $11,001  $10,048
  Property, plant and
   equipment, net..............   43,664    45,418    34,505   17,735   13,483
  Total assets.................   95,049    97,740    67,678   35,909   30,414
  Debt, including current
   maturities(5)...............       --     3,000        --    6,187    5,545
                                         Year Ended December 31,
                                ----------------------------------------------
                                  1999      1998      1997     1996     1995
                                --------  --------  --------  -------  -------
                                              (in thousands)
Operating Data:
  Direct labor hours
   worked(6)...................    1,851     2,615     2,150    1,073      920
  Backlog(7)
    Direct labor hours.........      682     1,079     1,341    1,038      427
    Dollars....................  $38,900   $67,300   $86,300  $87,000  $22,000

--------
(1)  Includes results of operations of Southport, Inc. from January 1, 1998.
(2)  Includes results of operations of Dolphin Services from January 2, 1997.
(3) In December 1996, the Company's principal shareholders sold an aggregate of 98,000 shares of Common Stock to the Company's executive officers at a total purchase price of $350,000. As a result, the Company was required to recognize a non-cash expense equal to the difference between the aggregate purchase price for such shares (adjusted for certain distributions with respect to such shares that were paid in 1997 before completion of the Initial Public Offering) and the estimated value of such shares at the time of the Initial Public Offering.
(4) Includes pro forma effect for the application of federal and state income taxes to the Company as if it were a C Corporation for tax purposes. Prior to the Initial Public Offering, the Company elected to terminate its S Corporation status. As a result, the Company became subject to corporate level income taxation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tax Adjustments," and Notes 1 and 3 to the Company's financial statements included elsewhere in this Report.
(5) Information for 1996 and 1995 includes $530,000 and $434,000, respectively, of current maturities of debt.
(6) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.
(7) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

  The Company's results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas companies in the Gulf of Mexico, and to a lesser extent, North Africa, West Africa, Latin America, and the Middle East; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. Over the first three of the past five years, generally favorable trends in these factors led to increased activity levels in the Gulf of Mexico. In the past two years, however, the distraction caused by consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in the exploration and development activity factors have caused a corresponding reduction in the level of oil and gas exploration and development activity.

  Development activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, has declined during 1999 and has had a negative effect on the demand on the available capacity of the major platform fabricators serving the Gulf of Mexico, with a resulting decline in pricing levels for their services through the end of 1999.

  Demand for the Company's products and services has remained low for the past two years. The resultant low level of backlog of projects, with reduced profit margins, resulted in a weak performance for 1999. Revenue in 1999 was $120.2 million, a 37.5% decrease compared to 1998 revenue, and net income was $6.7 million, a 64.5% decrease compared to 1998 net income. The continued low activity levels in the oil and gas industry is reflected in the Company's backlog at December 31, 1999 which was $38.9 million as compared to $67.3 million at the end of 1998.

  The dollar value of projects available in the market is significantly below those levels of two to three years ago and the Company's backlog is being similarly eroded. Competition for available projects has become more intense and margins may remain low. Cost reduction measures have been instituted to meet these conditions. In the longer term, demand for the Company's services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. At some point, however, it is expected that demand for the Company's products and services should recover as supplies are reduced and the Company's customers are forced to replace them.

  During 1999, the Company's workforce declined from approximately 1,100 to 850 employees. Due to recent reduced demand for the Company's products and services, the Company does not anticipate the need to engage a material amount of contract labor in the foreseeable future.

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

Year 2000 Issues

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $77,000 during 1998 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Results of Operations

 Comparison of the Years Ended December 31, 1999 and 1998

  The Company's revenue for the year ended December 31, 1999 was $120.2 million, a decrease of 37.5%, compared to $192.4 million in revenue for the year ended December 31, 1998. Revenue decreased as a result of low activity levels in the oil and gas industry during 1999 which created reduced demand and, thus, downward pressure on the pricing of the Company's goods and services. These factors also generated a decrease in the volume of direct labor hours applied to contracts for the year ended December 31, 1999, compared to 1998 (1.9 million in 1999 versus 2.6 million in 1998). The combination of reduced volume and lower pricing caused a decrease in gross profit by 60.0% to $14.4 million (12.0% of revenue) for the year ended December 31, 1999, compared to the $36.0 million (18.7% of revenue) of gross profit for the year ended December 31, 1998.

  Cost of revenue was $105.8 million in 1999 compared to $156.3 million in 1998. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs increased to 88.0% in 1999 compared to 81.3% in 1998.

  The Company's general and administrative expenses were $4.2 million for the year ended December 31, 1999, compared to $6.0 million for the year ended December 31, 1998. Although the absolute dollar cost of the Company's general and administrative expenses decreased by $1.8 million for 1999, these expenses as a percentage of revenue, increased to 3.5% in 1999 from 3.1% in 1998. The savings of $1.8 million of general and administrative expenses for the year was produced by (i) consolidating general and administrative costs associated with the subsidiaries, (ii) reduced costs associated with decreased production levels, and (iii) substantial reduction in incentive pay.

  The Company's net interest income increased to $681,000 for 1999 compared to $172,000 for 1998. The Company completed its Initial Public Offering in April, 1997 and used the proceeds to eliminate all of its outstanding bank debt and provide working capital to the Company. Since that time, the Company's cash provided by operations has increased to a level that has allowed the Company to make capital expenditures and acquisitions with little or no debt and to increase its cash and short term investment balances.

  Other expense increased to $116,000 in 1999 from $4,000 in 1998. This expense is primarily comprised of the Company's portion of the net loss of MinDoc, LLC as it continues to design and market the MinDoc floating platform concept for deepwater drilling and production.

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

  The Company's general and administrative expenses were $6.0 million for the year ended December 31, 1998 compared to $4.7 million for the year ended December 31, 1997. Although general and administrative expenses increased by $1.3 million, as a percentage of revenue, these expenses decreased to 3.1% from 3.4% of revenue for the years ended December 31, 1998 and 1997, respectively. This increase of $1.3 million for the year was caused by the additional general and administrative costs associated with Southport, Inc and the additional costs associated with increased production levels.

  The Company had net interest income of $172,000 for the year ended December 31, 1998 compared to net interest expense of $118,000 for the year ended December 31, 1997. The Company completed its Initial Public Offering in April, 1997 and used the proceeds to eliminate all of its outstanding bank debt and provide working capital to the Company. Since that time, the Company's cash provided by operations has increased to a level that has allowed the Company to make capital expenditures and acquisitions with little or no debt.

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

Liquidity and Capital Resources

  Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit ("the Revolver"). Net cash provided by operations increased by 31.4% to $19.0 million for the year ended December 31, 1999, primarily attributable to the reduced balances of accounts receivable and retainage related to decreased sales. Net cash used in investing activities for the year ended December 31, 1999 was $14.3 million, primarily related to the $11.2 million purchase of short term investments and $2.9 million of capital expenditures. The Company's capital expenditures during 1999 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force.

  The Company's Revolver provides for a revolving line of credit of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-eighths of one percent per annum on the average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 1999, the Company was in compliance with these covenants. Net cash used in financing activities of $3.0 million during 1999 represented the payment of borrowings under the Revolver. At December 31, 1999, the Company had no borrowings under the Revolver.

  The Company's Board of Directors has approved a capital budget of $4.1 million for 2000, including additional bulkheading and automated welding and steel cutting systems. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company has a $20.0 million line of credit with its primary commercial bank. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London interbank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

  In this report the consolidated financial statements of the Company appear on pages F-1 through F-16 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and in Item 4A of this report on Form 10-K. Such information is incorporated herein by reference.

Item 11. Executive Compensation

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this Report:

    (i) Financial Statements Page

                                                                          Page
                                                                          ----
      Report of Independent Auditors..................................... F-1
      Consolidated Balance Sheets at December 31, 1999 and at December
       31, 1998.......................................................... F-2
      Consolidated Statements of Income for the Years Ended December 31,
       1999, 1998 and 1997............................................... F-3
      Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 1999, 1998 and 1997...................... F-4
      Consolidated Statements of Cash Flows for the Years Ended December
       31, 1999, 1998 and 1997........................................... F-5
      Notes to Consolidated Financial Statements......................... F-6

    (ii) Schedules

    Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere herein.

    (iii) Exhibits

    See Exhibit Index on page E-1. The Company will furnish to any eligible stockholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Mrs. Valarae Bates, Investor Relations, Gulf Island Fabrication, Inc., P.O. Box 310, Houma, LA 70361-0310.

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

 floating production        Floating structure that supports offshore oil and
  platform:                 gas production equipment (TLP, FPSO, SPAR).

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

 plasma-arc cutting system: Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

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

 skid unit:                 Packaged equipment usually consisting of major
                            production, utility or compression equipment with
                            associated piping and control system.

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

  We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
January 28, 2000

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                            ASSETS                              (in thousands)
Current Assets:
  Cash and cash equivalents.................................... $ 4,535 $ 2,808
  Short-term investments.......................................  11,215      --
  Contract receivable, net.....................................  22,739  34,682
  Contract retainage...........................................   3,251   5,837
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................   3,438   2,061
  Prepaid expenses.............................................     749     878
  Inventory....................................................   1,227   1,137
  Recoverable income taxes.....................................      --     531
                                                                ------- -------
    Total current assets.......................................  47,154  47,934
Property, plant and equipment, net.............................  43,664  45,418
Excess of cost over fair value of net assets acquired less
 accumulated amortization of $553,025 and $278,825 at December
 31, 1999 and 1998, respectively...............................   3,565   3,839
  Other assets.................................................     666     549
                                                                ------- -------
    Total assets............................................... $95,049 $97,740
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................. $ 4,167 $ 7,151
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................   6,473   9,476
  Accrued employee costs.......................................   1,790   4,085
  Accrued expenses.............................................   1,475   1,983
  Income taxes payable.........................................   1,462      --
                                                                ------- -------
    Total current liabilities..................................  15,367  22,695
Deferred income taxes..........................................   3,064   2,315
Notes payable..................................................      --   3,000
                                                                ------- -------
    Total liabilities..........................................  18,431  28,010
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding............................      --      --
  Common stock, no par value, 20,000,000 shares authorized,
   11,638,400 and 11,638,400 shares issued and outstanding at
   December 31, 1999 and 1998, respectively....................   4,162   4,162
  Additional paid-in capital...................................  35,326  35,124
  Retained earnings............................................  37,130  30,444
                                                                ------- -------
    Total shareholders' equity.................................  76,618  69,730
                                                                ------- -------
    Total liabilities and shareholders' equity................. $95,049 $97,740
                                                                ======= =======

                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Revenue.......................................... $120,241  $192,372  $136,355
Cost of revenue..................................  105,813   156,326   112,033
                                                  --------  --------  --------
Gross profit.....................................   14,428    36,046    24,322
General and administrative expenses..............    4,210     6,023     4,670
                                                  --------  --------  --------
Operating income.................................   10,218    30,023    19,652
Other expense (income):
  Interest expense...............................       58        93       348
  Interest income................................     (739)     (265)     (230)
  Other, net.....................................      116         4        (9)
                                                  --------  --------  --------
                                                      (565)     (168)      109
                                                  --------  --------  --------
Income before income taxes.......................   10,783    30,191    19,543
Income taxes.....................................    4,097    11,359     5,973
Cumulative deferred tax provision................       --        --     1,144
                                                  --------  --------  --------
Net income....................................... $  6,686  $ 18,832  $ 12,426
                                                  ========  ========  ========
Pro forma data:
  Income before income taxes.....................                     $ 19,543
  Income taxes...................................                        5,973
  Income taxes related to operations as S
   Corporation...................................                        1,379
                                                                      --------
  Net income.....................................                     $ 12,191
                                                                      ========
Earnings per share data (pro forma 1997):
  Basic.......................................... $   0.57  $   1.62  $   1.15
                                                  ========  ========  ========
  Diluted........................................ $   0.57  $   1.61  $   1.14
                                                  ========  ========  ========


                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                              Common Stock    Additional              Total
                            -----------------  Paid-In   Retained  Shareholders
                              Shares   Amount  Capital   Earnings     Equity
                            ---------- ------ ---------- --------  ------------
Balance at January 1,
 1997.....................   7,000,000 $1,000  $ 6,670   $15,827     $23,497
Issuance of common stock..   4,600,000  3,133   28,195        --      31,328
Dividends.................          --     --       --   (16,641)    (16,641)
Net income................          --     --       --    12,426      12,426
                            ---------- ------  -------   -------     -------
Balance at December 31,
 1997.....................  11,600,000  4,133   34,865    11,612      50,610
Exercise of stock
 options..................      38,400     29      259        --         288
Net income................          --     --       --    18,832      18,832
                            ---------- ------  -------   -------     -------
Balance at December 31,
 1998.....................  11,638,400  4,162   35,124    30,444      69,730
Income tax benefit from
 exercise of stock
 options..................          --     --      202        --         202
Net income................          --     --       --     6,686       6,686
                            ---------- ------  -------   -------     -------
Balance at December 31,
 1999.....................  11,638,400 $4,162  $35,326   $37,130     $76,618
                            ========== ======  =======   =======     =======


                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Operating activities:
  Net income..................................... $  6,686  $ 18,832  $ 12,426
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.................................    4,699     3,893     2,932
    Amortization.................................      274       279        --
    Deferred income taxes........................      749       437     1,878
    Changes in operating assets and liabilities:
      Contracts receivable.......................   11,943    (5,604)   (4,734)
      Contract retainage.........................    2,586    (3,036)      443
      Costs and estimated earnings in excess of
       billings on uncompleted contracts.........   (1,377)        2       458
      Income taxes...............................    2,195      (478)     (774)
      Prepaid expenses, inventory and other
       assets....................................       39        21       883
      Accounts payable...........................   (2,984)     (690)      832
      Billings in excess of costs and estimated
       earnings on uncompleted contracts.........   (3,003)    1,106     3,233
      Accrued employee costs.....................   (2,295)      655     1,550
      Accrued expenses...........................     (508)     (965)     (804)
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   19,004    14,452    18,323
Investing activities:
  Capital expenditures, net......................   (2,945)  (13,192)  (15,179)
  Purchase of short-term investments.............  (11,215)       --        --
  Purchase of subsidiaries, net of cash
   acquired......................................       --    (5,915)   (5,803)
  Other..........................................     (117)     (104)      253
                                                  --------  --------  --------
  Net cash used in investing activities..........  (14,277)  (19,211)  (20,729)
Financing activities:
  Proceeds from initial public offering..........       --        --    31,328
  Proceeds from issuance of notes payable........       --    11,000    41,900
  Principal payments on notes payable............   (3,000)  (10,600)  (48,659)
  Proceeds from exercise of stock options........       --       288        --
  Dividends......................................       --        --   (16,641)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................   (3,000)      688     7,928
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    1,727    (4,071)    5,522
Cash and cash equivalents at beginning of year...    2,808     6,879     1,357
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $  4,535  $  2,808  $  6,879
                                                  ========  ========  ========
Supplemental cash flow information:
  Interest paid.................................. $     82  $    100  $    408
                                                  ========  ========  ========
  Income taxes paid, net of refunds.............. $  1,153  $ 11,388  $  5,861
                                                  ========  ========  ========
  Property, plant and equipment acquired through
   accrued expenses.............................. $     --  $     --  $  1,408
                                                  ========  ========  ========

                            See accompanying notes.

                         GULF ISLAND FABRICATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Gulf Island Fabrication, Inc. ("the Company"), located in Houma, Louisiana, is engaged in fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company's principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  On January 2, 1997, the Company acquired all outstanding shares of Dolphin Services, Inc., Dolphin Steel Sales, Inc., and Dolphin Sales and Rentals, Inc. for $5.9 million (the Dolphin Acquisition). The acquired corporations perform fabrication, sandblasting, painting and construction services for offshore oil and gas platforms in inland and offshore regions of the coast of the Gulf of Mexico. On April 30, 1997, Dolphin Steel Sales, Inc. and Dolphin Sales and Rentals, Inc. merged into Dolphin Services, Inc. The three corporations are referred to hereinafter collectively as "Dolphin Services". The Dolphin Acquisition was financed by borrowings under the Company's line of credit. The Company acquired assets with a fair value of $9.7 million and assumed liabilities of $3.8 million. The acquisition was accounted for under the purchase method of accounting. Accordingly, the operations of Dolphin Services are included in the Company's consolidated financial statements from January 2, 1997.

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

  On April 3, 1997, the Securities and Exchange Commission declared the Company's Registration Statement of Form S-1 (Registration No. 333-21863) effective. On April 9, 1997, the Company sold 4.6 million common shares pursuant to the registration statement, increasing the total shares outstanding to 11.6 million (the Initial Public Offering). The Company received $34.5 million from the sale of the shares and paid $3.2 million for underwriting and other fees related to the Initial Public Offering resulting in net proceeds from the sale of $31.3 million.

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

  In April, 1998, the Company formed a limited liability company called MinDOC, L.L.C. ("MinDOC"), to patent, design and market a deepwater floating drilling and production concept. The Company currently owns a one-third interest in the LLC and the balance is owned by four engineering companies. The Company's investment in MinDOC is accounted for under the equity method. The Company's share of operating results is included in other income as expense in the statements of income.

                         GULF ISLAND FABRICATION, INC.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

 Concentration of Credit Risk

  The principal customers of the Company are the major and large independent oil and gas companies. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. However, the Company's management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

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

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

 Long-Lived Assets

  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in

                         GULF ISLAND FABRICATION, INC.

operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

 Excess of Cost Over Fair Value of Net Assets Acquired

  Excess of cost over the fair value of the net assets acquired (goodwill) is being amortized on the straight-line method over 15 years.

 Cash Equivalents

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 Short-Term Investments

  Short-term investments consist of highly liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at December 31, 1999.

 Reclassifications

  Certain items included in the consolidated financial statements for the years ended December 31, 1998 and 1997 have been reclassified to conform to the December 31, 1999 consolidated financial statement presentation.

2. ACQUISITIONS

  The Company completed the following business combination during the fiscal year 1998:

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

                                                                  Year ended
                                                               December 31, 1997
                                                                (in thousands,
                                                                  except per
                                                                  share data)
                                                               -----------------
      Revenue.................................................     $158,239
      Pro forma net income....................................       13,218
      Pro forma basic earnings per share......................         1.24
      Pro forma diluted earnings per share....................         1.24

                         GULF ISLAND FABRICATION, INC.

3. TERMINATION OF S CORPORATION STATUS

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and Company became subject to federal and state income taxes. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the total distribution. The balance sheet of the Company as of December 31, 1997 reflected a deferred income tax liability of $1.9 million, which included $1.1 million of deferred income tax liability which resulted from the termination of the S Corporation status.

  The pro forma income statement presentation reflects an additional provision for income taxes as if the Company had been subject to federal and state income taxes since January 1, 1997 using as assumed effective tax rate of approximately 38%.

4. SHAREHOLDERS' EQUITY

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

                         GULF ISLAND FABRICATION, INC.

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            1999   1998    1997
                                                           ------ ------- -------
   Numerator for basic and diluted earnings per share
    (pro forma 1997)...................................... $6,686 $18,832 $12,191
                                                           ====== ======= =======
   Denominator:
     Denominator for basic earnings per share--
      weighted-average shares............................. 11,638  11,630  10,633
   Effect of dilutive securities:
     Employee stock options...............................     53      73      67
                                                           ------ ------- -------
     Dilutive potential common shares:
       Denominator for diluted earnings per share--
        adjusted weighted-average shares.................. 11,691  11,703  10,700
                                                           ====== ======= =======
   Basic earnings per share (pro forma 1997).............. $ 0.57 $  1.62 $  1.15
                                                           ====== ======= =======
   Diluted earnings per share (pro forma 1997)............ $ 0.57 $  1.61 $  1.14
                                                           ====== ======= =======

7. CONTRACTS RECEIVABLE

  Amounts due on contracts as of December 31 were as follows (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Completed contracts...................................... $ 3,480 $ 2,605
      Contracts in progress:
        Current................................................  19,310  32,155
        Retainage due within one year..........................   3,251   5,837
      Less allowance for doubtful accounts.....................      51      78
                                                                ------- -------
                                                                $25,990 $40,519
                                                                ======= =======

8. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                              1999      1998
                                                             -------  --------
      Costs incurred on uncompleted contracts............... $84,395  $177,698
      Estimated profit earned to date.......................   3,145    34,409
                                                             -------  --------
                                                              87,540   212,107
      Less billings to date.................................  90,575   219,522
                                                             -------  --------
                                                             $(3,035) $ (7,415)
                                                             =======  ========

  The above amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                              1999     1998
                                                             -------  -------
      Costs and estimated earnings in excess of billings on
       uncompleted contracts...............................  $ 3,438  $ 2,061
      Billings in excess of costs and estimated earnings on
       uncompleted contracts...............................   (6,473)  (9,476)
                                                             -------  -------
                                                             $(3,035) $(7,415)
                                                             =======  =======

                         GULF ISLAND FABRICATION, INC.

9. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                 1999    1998
                                                                ------- -------
      Land..................................................... $ 4,369 $ 4,369
      Buildings................................................   9,841   9,841
      Machinery and equipment..................................  38,528  35,840
      Furniture and fixtures...................................   1,358   1,176
      Transportation equipment.................................   1,370   1,185
      Improvements.............................................  14,135  13,743
      Construction in progress.................................     153     697
                                                                ------- -------
                                                                 69,754  66,851
      Less accumulated depreciation............................  26,090  21,433
                                                                ------- -------
                                                                $43,664 $45,418
                                                                ======= =======

  The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 1999, 1998, and 1997, the Company expensed $1,679,807, $3,084,000, and $3,203,000, respectively, related to these leases.

10. INCOME TAXES

  On April 4, 1997, the Company's shareholders elected to terminate the Company's status as an S Corporation, and the Company became subject to federal and state income taxes (see Note 3). In conjunction with the Company's change in tax status, the Company recorded a $1.1 million deferred tax liability.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                   1999   1998
                                                                  ------ ------
      Deferred tax liabilities:
        Depreciation............................................. $4,418 $3,464
        Other....................................................     26     --
                                                                  ------ ------
          Total deferred liabilities.............................  4,444  3,464
      Deferred tax assets:
        Employee benefits........................................    390    827
        Uncompleted contracts....................................    990    306
        Other benefits...........................................     --     16
                                                                  ------ ------
          Total deferred assets..................................  1,380  1,149
                                                                  ------ ------
      Net deferred tax liabilities............................... $3,064 $2,315
                                                                  ====== ======

                         GULF ISLAND FABRICATION, INC.

  Significant components of income taxes for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                                            1999   1998    1997
                                                           ------ ------- ------
      Current:
        Federal........................................... $3,125 $10,190 $4,451
        State.............................................    223     732    788
                                                           ------ ------- ------
          Total current...................................  3,348  10,922  5,239
      Deferred:
        Federal...........................................    699     408  1,731
        State.............................................     50      29    147
                                                           ------ ------- ------
          Total deferred..................................    749     437  1,878
                                                           ------ ------- ------
      Income taxes........................................ $4,097 $11,359 $7,117
                                                           ====== ======= ======

  A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for 1999 and 1998 and pro forma income tax expense for 1997 is as follows (in thousands):

                                    1999     %     1998      %     1997    %
                                   ------  -----  -------  -----  ------ -----
   U.S. statutory rate............ $3,774  35.0%  $10,567  35.0%  $6,840 35.0%
   Increase (decrease) resulting
    from:
     State income taxes...........    273   2.5       761   2.5      478  2.5
     Foreign sales corporation....   (135) (1.3)      (95) (0.3)      --
     Other........................    185   1.7       126   0.4       34  0.2
                                   ------  ----   -------  ----   ------ ----
   Income tax expense............. $4,097  37.9%  $11,359  37.6%  $7,352 37.7%
                                   ======  ====   =======  ====   ====== ====

11. LINE OF CREDIT AND NOTES PAYABLE

  The Company's bank credit facility provides for a revolving line of credit (the Revolver) of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by BankOne Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company paid a fee quarterly of three-eighths of one percent per annum on the average unused portion of the line of credit. At December 31, 1999, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit totaling $1,642,744 which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 1999, the Company was in compliance with these covenants.

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

                         GULF ISLAND FABRICATION, INC.

  On February 13, 1997, the board of directors adopted the Long-Term Incentive Plan (the Plan). The Plan has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the Compensation Committee) to administer such plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of option are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

  Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 1999, a risk-free interest rate of 6.93%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .641. For 1998, a risk-free interest rate of 5.50% on the January options and a risk-free interest rate of 5.63% on the July options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .652; and a weighted-average expected life of the options of eight years. For 1997, a risk-free interest rate of 6.36%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .745; and a weighted-average expected life of the options of eight years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition; option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company's pro forma information for 1999, 1998 and 1997 is as follows (in thousands, except per share data):

                                                          1999   1998    1997
                                                         ------ ------- -------
      Net income:
        Pro forma as reported........................... $6,686 $18,832 $12,191
        Pro forma including the effect of options....... $6,125 $18,295 $11,927
      Basic earnings per share:
        Pro forma as reported........................... $ 0.57 $  1.62 $  1.15
        Pro forma including the effect of options....... $ 0.53 $  1.57 $  1.12
      Diluted earnings per share:
        Pro forma as reported........................... $ 0.57 $  1.61 $  1.14
        Pro forma including the effect of options....... $ 0.52 $  1.56 $  1.11

                         GULF ISLAND FABRICATION, INC.

  A summary of the Company's stock options activity and related information for the years ended December 31, 1997, 1998 and 1999 is as follows (in thousands, except per share data):

                                  1997               1998               1999
                            ------------------ ------------------ ------------------
                                     Weighted-          Weighted-          Weighted-
                                      Average            Average            Average
                            Options  Exercise  Options  Exercise  Options  Exercise
                            (000s)     Price   (000s)     Price   (000s)     Price
                            -------  --------- -------  --------- -------  ---------
   Outstanding--beginning
    of year................     --         --      393   $11.790     446    $13.529
   Granted.................    413    $12.040      105    18.263     115      7.125
   Exercised...............     --         --      (38)    7.500      --         --
   Expired.................     --         --       --        --      --         --
   Forfeited...............    (20)    16.875      (14)   16.875     (50)    16.543
                            ------    -------  -------   -------  ------    -------
   Outstanding--end of
    year...................    393    $11.790      446   $13.529     511    $11.785
                            ======    =======  =======   =======  ======    =======
   Exercisable at end of
    year...................     --    $    --       37   $15.822     124    $13.485
                            ======    =======  =======   =======  ======    =======
   Weighted-average fair
    value of options
    granted during the
    year................... $9.130             $13.083            $5.180
                            ======             =======            ======

  The 511,000 options outstanding at December 31, 1999 fall into two general exercise-price ranges as follows:

                                                   Exercise Price Range
                                            ----------------------------------
                                            $7.125 to $7.50 $16.875 to $19.625
                                            --------------- ------------------
      Options outstanding at December 31,
       1999................................      283,000          228,000
      Weighted-average exercise price......        $7.35           $17.28
      Weighted-average remaining
       contractual life....................    8.1 years        8.1 years
      Options exercisable at December 31,
       1999................................       46,800           77,200
      Weighted-average exercise price of
       options exercisable at December 31,
       1999................................        $7.50           $17.11

13. RETIREMENT PLAN

  The Company has a defined contribution plan (the Plan) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the board of directors. For the years ended December 31, 1999, 1998, and 1997, the Company contributed $865,100, $1,428,000, and $844,000, respectively.

14. CONTINGENT LIABILITIES

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, seeks to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued rulings and is expected to issue additional rulings, all of which could be appealed by the plaintiff, the effect of which would be to prevent plaintiff's recovery of any damages from defendants, including the Company. In connection with the additional rulings of the court, the parties have entered into agreements that eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in

                         GULF ISLAND FABRICATION, INC.

production. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

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

15. SALES TO MAJOR CUSTOMERS

  The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue are summarized as follows (in thousands):

                                                          1999    1998    1997
                                                         ------- ------- -------
      Customer A........................................ $26,336 $42,638 $44,467
      Customer B........................................      --  30,088  21,603
      Customer C........................................  13,765      --      --
      Customer D........................................      --      --  13,383

16. INTERNATIONAL SALES

  The Company's structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 20%, 17%, and 15% of the Company's revenues during 1999, 1998, and 1997, respectively.

                                                             1999   1998   1997
                                                            ------ ------ ------
                                                               (in Millions)
      Location:
        United States...................................... $ 96.5 $160.6 $116.4
        International......................................   23.7   31.8   20.0
                                                            ------ ------ ------
          Total............................................ $120.2 $192.4 $136.4
                                                            ====== ====== ======

                         GULF ISLAND FABRICATION, INC.

17. QUARTERLY OPERATING RESULTS (UNAUDITED)

  A summary of quarterly results of operations for the years ended December 31, 1999 and 1998 were as follows (in thousands, except per share data):

                                  March 31, June 30, September 30, December 31,
                                    1999      1999       1999          1999
                                  --------- -------- ------------- ------------
   Revenue.......................  $30,329  $28,106     $29,034      $32,772
   Gross profit..................    4,226    4,013       3,641        2,548
   Net income....................    1,925    1,955       1,734        1,072
   Basic earnings per share......     0.17     0.17        0.15         0.09
   Diluted earnings per share....     0.17     0.17        0.15         0.09
                                  March 31, June 30, September 30, December 31,
                                    1998      1998       1998          1998
                                  --------- -------- ------------- ------------
   Revenue.......................  $46,914  $50,641     $51,866      $42,951
   Gross profit..................    8,311    9,767       9,830        8,138
   Net income....................    4,233    5,151       5,312        4,136
   Basic earnings per share......     0.36     0.44        0.46         0.36
   Diluted earnings per share....     0.36     0.44        0.45         0.35

  Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2000.

                                          GULF ISLAND FABRICATION, INC.
                                          (Registrant)

                                                  /s/ Kerry J. Chauvin
                                          By: _________________________________
                                                      Kerry J. Chauvin
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.

               Signature                                        Title
               ---------                                        -----

        /s/ Alden J. Laborde            Chairman of the Board
 ______________________________________
            Alden J. Laborde

        /s/ Kerry J. Chauvin            President, Chief Executive Officer and Director
 ______________________________________  (Principal Executive Officer)
            Kerry J. Chauvin

   /s/ Joseph P. Gallagher, III         Vice President--Finance, Chief Financial Officer,
 ______________________________________  and Treasurer (Principal Financial and Accounting
        Joseph P. Gallagher, III         Officer)

       /s/ Gregory J. Cotter            Director
 ______________________________________
           Gregory J. Cotter

       /s/ Thomas E. Fairley            Director
 ______________________________________
           Thomas E. Fairley

         /s/ Hugh J. Kelly              Director
 ______________________________________
             Hugh J. Kelly

        /s/ John P. Laborde             Director
 ______________________________________
            John P. Laborde

         /s/ Huey J. Wilson             Director
 ______________________________________
             Huey J. Wilson

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                                                               Pages
 -------                                                           ------------
   2.1   Stock Purchase Agreement with respect to Dolphin
         Services, Inc. dated November 27, 1996. *

   2.2   Stock Purchase Agreement with respect to Dolphin Steel
         Sales, Inc. dated as of November 27, 1996. *

   2.3   Stock Purchase Agreement with respect to Dolphin Sales
         & Rentals, Inc. dated as of November 27, 1996. *

   2.4   Stock Purchase Agreement, dated as of November 12,
         1997, between the Company and the shareholders of Southport, Inc. **

   3.1   Amended and Restated Articles of Incorporation of the
         Company. *

   3.2 Bylaws of the Company as Amended and Restated through March 10, 1999, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998.

   4.1   Specimen Common Stock Certificate. *

  10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. *

  10.2   Registration Rights Agreement between the Company and
         Alden J. Laborde. *

  10.3   Registration Rights Agreement between the Company and
         Huey J. Wilson. *

  10.4   The Company's Long-Term Incentive Plan. * +

  10.5   Form of Stock Option Agreement under the Company's
         Long-Term Incentive Plan, as amended. incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. +

  10.6   Form of Reimbursement Agreement. * +

  10.7 Employment Agreement dated as of January 1, 1998 between Southport, Inc. and Stephen G. Benton, Jr. ** +

  10.8   Seventh Amended and Restated Revolving Credit and Term
         Loan Agreement among the Company and First National
         Bank of Commerce and Whitney National Bank, dated as of August 21, 1998 (the "Bank Credit Facility"), incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 1998.

  21.1 Subsidiaries of the Company--The Company's significant subsidiaries, Gulf Island, L.L.C., Dolphin Services,
         Inc. and Southport, Inc., all of which are organized under Louisiana law, and wholly owned subsidiaries and included in the Company's consolidated financial statements.

  23.1   Consent of Ernst & Young LLP

  27.1   Financial Data Schedule

  99.1 Press release issued by the Company on December 16, 1999 announcing the forming of a new wholly owned operating subsidiary allowing the Company to act in the capacity of a holding company.

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                                                               Pages
 -------                                                           ------------
  99.2   Press release issued by the Company on February 2, 2000
         announcing its 1999 fourth quarter and year earnings.

--------
 +  Management Contract or Compensatory Plan.

 * Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

** Incorporated by reference to the Company's Current Report on Form 8-K dated January 1, 1998.