Form 10-Q
period 2000-03-31
GULF ISLAND FABRICATION INC
filed 2000-05-11
CIK 1031623

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

                 For the quarterly period ended MARCH 31, 2000

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

                           YES      X       NO
                                   ___         ___

     The number of shares of the Registrant's common stock, no par value per share, outstanding at May 10, 2000 was 11,659,500.

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X



                                                                        Page
                                                                        ----
PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets
            at March 31, 2000 (unaudited) and December 31, 1999            3

          Consolidated Statements of Income
            for the Three Months Ended March 31, 2000
                and 1999 (unaudited)                                       4

          Consolidated Statement of Changes in Shareholders' Equity
            for the Three Months Ended March 31, 2000 (unaudited)          5

          Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 2000
                and 1999 (unaudited)                                       6

          Notes to Consolidated Financial Statements                      7-8

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-10

PART II   OTHER INFORMATION

  Item 1. Legal Preceedings                                              11

  Item 4. Submission of Matters to a Vote of Security Holders            11

  Item 5. Other Information                                              12

  Item 6. Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                               13

EXHIBIT INDEX                                                            E-1

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,         December 31,
                                                                                  2000                1999
                                                                                --------------    ---------------
                                                                                          (in thousands)
                         ASSETS
                         ------
Current assets:
Cash and cash equivalents                                                       $  4,765              $  4,535
Short-term investments                                                            11,419                11,215
Contracts receivable, net                                                         25,327                22,739
Contract retainage                                                                 2,003                 3,251
Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                         3,414                 3,438
Prepaid expenses                                                                     852                   749
Inventory                                                                          1,120                 1,227
                                                                              ----------             ---------
Total current assets                                                              48,900                47,154
Property, plant and equipment, net                                                42,681                43,664
Excess of cost over fair value of net assets acquired
  less accumulated amortization of $ 621,575 and $ 553,025 at
  March 31, 2000 and December 31, 1999, respectively                               3,496                 3,565
Other assets                                                                         769                   666
                                                                              ----------             ---------
  Total assets                                                                  $ 95,846              $ 95,049
                                                                              ==========             =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
Accounts payable                                                                $  2,262              $  4,167
Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                7,709                 6,473
Accrued employee costs                                                             1,530                 1,790
Accrued expenses                                                                   2,031                 1,475
Income taxes payable                                                               1,292                 1,462
                                                                              ----------             ---------
  Total current liabilities                                                       14,824                15,367
Deferred income taxes                                                              3,296                 3,064
                                                                              ----------             ---------
  Total liabilities                                                               18,120                18,431

Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                       --                    --
Common stock, no par value, 20,000,000 shares
   authorized, 11,638,600 and 11,638,400 shares issued and
   outstanding at March 31, 2000 and December 31, 1999, respectively               4,162                 4,162
Additional paid-in capital                                                        35,327                35,326
Retained earnings                                                                 38,237                37,130
                                                                              ----------             ---------
  Total shareholders' equity                                                      77,726                76,618
                                                                              ----------             ---------
  Total liabilities and shareholders' equity                                    $ 95,846              $ 95,049
                                                                             ===========            ==========


The accompanying notes are an integral part of these statements.


                                                   GULF ISLAND FABRICATION, INC.
                                           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            Three Months Ended March 31,
                                                                           2000                       1999
                                                                       -------------              ------------
                                                                     (in thousands, except per share data)
Revenue                                                                $      31,741              $     30,329
Cost of revenue                                                               29,193                    26,103
                                                                       -------------              ------------
Gross profit                                                                   2,548                     4,226
General and administrative expenses                                            1,124                     1,282
                                                                       -------------              ------------
Operating income                                                               1,424                     2,944
Other expense (income):
 Interest expense                                                                 18                        21
 Interest income                                                                (319)                     (101)
 Other - net                                                                      57                       (49)
                                                                       -------------              ------------
                                                                                (244)                     (129)
                                                                       -------------              ------------
Income before income taxes                                                     1,668                     3,073
Income taxes                                                                     561                     1,148
                                                                       -------------              ------------
Net income                                                             $       1,107              $      1,925
                                                                       =============              ============
Per share data:
 Basic earnings per share                                              $        0.10              $       0.17
                                                                       =============              ============
 Diluted earnings per share                                            $        0.09              $       0.17
                                                                       =============              ============
Weighted-average shares                                                       11,638                    11,638
Effect of dilutive securities: employee stock option                              67                        18
                                                                       -------------              ------------
Adjusted weighted-average shares                                              11,705                    11,656
                                                                       =============              ============

                                 The accompanying notes are an integral part of these statements.



                                                   GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                        Additional                              Total
                                                Common Stock              Paid-In            Retained         Shareholders'
                                           Shares          Amount         Capital            Earnings            Equity
                                       --------------    ----------     -------------     --------------     ---------------
                                                              (in thousands, except share data)

Balance at January 1, 2000                 11,638,400    $    4,162     $      35,326     $       37,130     $        76,618

Exercise of stock options                         200             -                 1                  -                   1

Net income                                          -             -                 -              1,107               1,107
                                       --------------    ----------     -------------     --------------     ---------------


Balance at March 31, 2000                  11,638,600    $    4,162     $      35,327     $       38,237     $        77,726
                                       ==============    ==========     =============     ==============     ===============




                                 The accompanying notes are an integral part of these statements.

                                                   GULF ISLAND FABRICATION, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                 2000              1999
                                                                             ------------      ------------
                                                                                     (in thousands)
Cash flows from operating activities:
     Net income                                                                $   1,107         $   1,925
     Adjustments to reconcile net income to net
         cash provided by operating activities:
       Depreciation                                                                1,155             1,133
       Amortization                                                                   69                68
       Deferred income taxes                                                         232               378
       Changes in operating assets and liabilities:
         Contracts receivable                                                     (2,588)           13,335
         Contract retainage                                                        1,248             2,508
         Costs and estimated earnings in excess of billings
             on uncompleted contracts                                                 24               338
         Income taxes payable                                                       (170)              718
         Prepaid expenses, inventory and other assets                                  4                75
         Accounts payable                                                         (1,905)           (2,971)
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                              1,236            (2,999)
         Accrued employee costs                                                     (260)           (1,187)
         Accrued expenses                                                            556               608
                                                                             ------------      ------------

             Net cash provided by operating activities                               708            13,929

Cash flows from investing activities:
         Capital expenditures, net                                                  (172)           (1,490)
         Purchase of short-term investments                                         (204)                -
         Other                                                                      (103)              111
                                                                             ------------      ------------

             Net cash used in investing activities                                  (479)           (1,379)

Cash flows from financing activities:
         Principal payments on notes payable                                           -            (3,000)
         Proceeds from exercise of stock options                                       1                 -
                                                                             ------------      ------------
             Net cash provided by (used in) financing activities                       1            (3,000)
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                            230             9,550
Cash and cash equivalents at beginning of period                                   4,535             2,808
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                     $   4,765         $  12,358
                                                                             ============      ============

Supplemental cash flow information:

         Interest paid                                                         $      17         $      31
                                                                             ============      ============
         Income taxes paid                                                     $     500         $      25
                                                                             ============      ============



                                 The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2000 AND 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

     Gulf Island Fabrication, Inc. (the "Company"), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and deck sections of floating production platforms (such as tension leg platforms); piles; wellhead protectors; subsea templates; and various production, compressor and utility modules; and offshore living quarters. The Company, located in Houma, Louisiana, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales. Gulf Island Fabrication, Inc.'s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The information presented at March 31, 2000 and for the three months ended March 31, 2000 and 1999, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999, and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.


NOTE 2 - NOTES PAYABLE

     Effective January 1, 2000, the Company's existing bank credit facility was amended and restated. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million that bears interest equal to, at the Company's option,

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)


the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2000, the Company was in compliance in all material respects with these covenants and had no outstanding borrowings under the Revolver.


NOTE 3 - CONTINGENCIES

     The Louisiana Department of Environmental Quality ( the "LDEQ") has required the Company to update its reports and modify its state air permit with respect to emissions from chemicals that are components of the steel and paint used by Gulf Island, L.L.C. in its fabrication operations, and Gulf Island L.L.C. has done so. The LDEQ has advised the Company that it is considering the assessment of a penalty for exceeding permitted limits and inaccurate reporting. Gulf Island, L.L.C. does not believe that any actions of the LDEQ in this matter will be material to its financial position or require any changes to its operations other than the monitoring of the content of certain purchased materials, the cost of which is expected to be negligible.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company's revenue for the three-month period ended March 31, 2000 was $31.7 million, an increase of 4.7%, compared to $30.3 million in revenue for the three-month period ended March 31, 1999. Revenue increased slightly as a result of the mix of contracts in progress for the first quarter of 2000 compared to the first quarter of 1999.

     The expected recovery in the oil and gas industry did not materialize and continues to suppress margins on contracts. For the three-month period ended March 31, 2000, gross profit was $2.5 million (8.0% of revenue) compared to $4.2 million (13.9% of revenue) of gross profit for the three-month period ended March 31, 1999.

     The Company's general and administrative expenses were $1.1 million for the three-month period ended March 31, 2000. This compares to $1.3 million for the three-month period ended March 31, 1999. This decrease of approximately $200,000 was primarily the result of a general decrease in costs related to reduced production levels, mainly payroll and related costs. In an effort to control general and administrative costs, the Company implemented an overall 5% reduction in hourly and salary wages effective May 31, 1999 and June 1, 1999, respectively. These reductions remain in force throughout the first quarter of 2000, but because of the implementation dates the reductions were not reflected in the operating results of the first quarter 1999.

     The Company had net interest income of $301,000 for the three-month period ended March 31, 2000 compared to $80,000 for the three-month period ended March 31, 1999. The current reduced production levels generate more available cash for investment purposes.

     For the period ended March 31, 2000 other represented $57,000 of expenses, while other represented $ 49,000 of income for the period ended March 31, 1999. These expense and income items consist primarily of the Company's share of the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production.


LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Net cash provided by operations was $708,000 for the three months ended March 31, 2000 which contributed to a 7.2% increase in working capital to $34.1 million. Net cash used in investing activities for the three months ended March 31, 2000 was $479,000, of which $204,000 related to the purchase of short-term investments, $172,000 was for miscellaneous equipment purchases and facility improvements and $103,000 of other expenditures related to MinDOC, LLC.

     The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million, that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2000, the Company was in compliance in all material respects with these covenants and had no outstanding borrowings under the Revolver.

     Capital expenditures for the remaining nine months of 2000 are estimated to be approximately $3.8 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

     The Louisiana Department of Environmental Quality ( the "LDEQ") has required the Company to update its reports and modify its state air permit with respect to emissions from chemicals that are components of the steel and paint used by Gulf Island, L.L.C. in its fabrication operations, and Gulf Island L.L.C. has done so. The LDEQ has advised the Company that it is considering the assessment of a penalty for exceeding permitted limits and inaccurate reporting. Gulf Island, L.L.C. does not believe that any actions of the LDEQ in this matter will be material to its financial position or require any changes to its operations other than the monitoring of the content of certain purchased materials, the cost of which is expected to be negligible.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


        (a) An annual meeting of the registrant's stockholders was held on April 27, 2000.

     (c) The following matters were voted upon with the results indicated below:

          (1)  Election of the following nominees for directors.

          Kerry J. Chauvin
             Number of Votes Cast For - 10,980,082
             Number of Votes Cast Against or Withheld - 157,724
             Number of Abstentions - None
             Number of Broker Non-Votes - None

          Alden J. ("Doc") Laborde
             Number of Votes Cast For - 10,980,082
             Number of Votes Cast Against or Withheld - 157,724
             Number of Abstentions - None
             Number of Broker Non-Votes - None

          Huey J. Wilson
             Number of Votes Cast For - 10,980,082
             Number of Votes Cast Against or Withheld - 157,724
             Number of Abstentions - None
             Number of Broker Non-Votes - None

          (2) Ratification of appointment of Ernst & Young LLP as independent auditors.

             Number of Votes Cast For  - 11,127,362
             Number of Votes Cast Against or Withheld - 7,684
             Number of Abstentions - 2,760
             Number of Broker Non-Votes - None


ITEM 5. OTHER INFORMATION

        On April 27, 2000 the Company announced its 2000 first quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             10.1 Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank ("the Revolver").
             27.1  Financial Data Schedule.
             99.1 Press release issued by the Company on April 27, 2000 announcing its 2000 first quarter earnings and related matters.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GULF ISLAND FABRICATION, INC.

                                   /s/ Joseph P. Gallagher, III
                                 By:__________________________
                                       Joseph P. Gallagher, III
                                       Vice President - Finance,
                                       Chief Financial Officer
                                       and  Treasurer
                                       (Principal Financial Officer
                                       and Duly Authorized Officer)


Date: May 10, 2000

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX


Exhibit
Number                        Description of Exhibit
-------                       ----------------------

10.1 Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank, dated January 1, 2000 ("the Revolver").
27.1           Financial Data Schedule.
99.1 Press release issued by the Company on April 27, 2000 announcing its 2000 first quarter earnings and related matters.