Form 10-Q
period 2000-06-30
GULF ISLAND FABRICATION INC
filed 2000-08-09
CIK 1031623

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

                  For the quarterly period ended JUNE 30, 2000

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

                           YES   X     NO
                               -----      ----

     The number of shares of the Registrant's common stock, no par value per share, outstanding at August 8, 2000 was 11,679,620.

                         GULF ISLAND FABRICATION, INC

                                   I N D E X

                                                                            Page
                                                                            ----

 PART I      FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheets
               at June 30, 2000 (unaudited) and December 31, 1999             3

             Consolidated Statements of Income
               for the Three and Six Months Ended June 30, 2000
                 and 1999 (unaudited)                                         4

             Consolidated Statement of Changes in Shareholders' Equity
               for the Six Months Ended June 30, 2000 (unaudited)             5

             Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999 (unaudited)                       6

             Notes to Consolidated Financial Statements                     7-8

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         9-10

 PART II     OTHER INFORMATION

    Item 1.  Legal Proceedings                                               11

    Item 5.  Other Information                                               11

    Item 6.  Exhibits and Reports on Form 8-K                                11


 SIGNATURES                                                                  12

 EXHIBIT INDEX                                                              E-1

                         GULF ISLAND FABRICATION, INC
                          CONSOLIDATED BALANCE SHEETS


                                                                                     (Unaudited)
                                                                                       June 30,             December 31,
                                                                                        2000                   1999
                                                                                     ----------             ------------
                                                                                              (in thousands)
                               ASSETS
                               ------
Current assets:
 Cash and cash equivalents                                                             $ 5,533                $ 4,535
 Short-term investments                                                                 15,606                 11,215
 Contracts receivable, net                                                              23,985                 22,739
 Contract retainage                                                                      2,346                  3,251
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                                                                966                  3,438
 Prepaid expenses                                                                          898                    749
 Inventory                                                                               1,219                  1,227
                                                                                       -------                -------
   Total current assets                                                                 50,553                 47,154
Property, plant and equipment, net                                                      42,073                 43,664
Excess of cost over fair value of net assets acquired
   less accumulated amortization of $ 690,125 and $ 553,025 at
   June 30, 2000 and December 31, 1999, respectively                                     3,427                  3,565
Other assets                                                                               723                    666
                                                                                       -------                -------
   Total assets                                                                        $96,776                $95,049
                                                                                       =======                =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Accounts payable                                                                      $ 2,722                $ 4,167
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                                                     6,639                  6,473
 Accrued employee costs                                                                  1,641                  1,790
 Accrued expenses                                                                        2,535                  1,475
 Income taxes payable                                                                      209                  1,462
                                                                                       -------                -------
   Total current liabilities                                                            13,746                 15,367

Deferred income taxes                                                                    3,850                  3,064
                                                                                       -------                -------
   Total liabilities                                                                    17,596                 18,431

Shareholders'  equity:
 Preferred stock, no par value, 5,000,000 shares
   authorized, no shares issued and outstanding                                              -                      -
 Common stock, no par value, 20,000,000 shares
   authorized, 11,679,220 and 11,638,400 shares issued and
   outstanding at June 30, 2000 and December 31, 1999, respectively                      4,192                  4,162
 Additional paid-in capital                                                             35,723                 35,326
 Retained earnings                                                                      39,265                 37,130
                                                                                       -------                -------
   Total shareholders' equity                                                           79,180                 76,618
                                                                                       -------                -------
   Total liability and shareholders' equity                                            $96,776                $95,049
                                                                                       =======                =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                               2000            1999           2000          1999
                                                           ------------    -----------     ----------     ---------
                                                                     (in thousands, except per share data)

Revenue                                                      $28,380         $28,106        $60,121       $58,435
Cost of revenue                                               25,930          24,093         55,123        50,196
                                                             -------         -------        -------       -------
Gross profit                                                   2,450           4,013          4,998         8,239
General and administrative expenses                            1,036             989          2,160         2,271
                                                             -------         -------        -------       -------
Operating income                                               1,414           3,024          2,838         5,968
Other income (expense):
  Interest expense                                                11             (14)            (7)          (35)
  Interest income                                                293             166            612           267
  Other - net                                                    (44)            (39)          (101)           10
                                                             -------         -------        -------       -------
                                                                 260             113            504           242
                                                             -------         -------        -------       -------
Income before income taxes                                     1,674           3,137          3,342         6,210
Income taxes                                                     646           1,182          1,207         2,330
                                                             -------         -------        -------       -------
Net income                                                   $ 1,028         $ 1,955        $ 2,135       $ 3,880
                                                             =======         =======        =======       =======
Per share data:
  Basic earnings per share                                   $  0.09         $  0.17        $  0.18       $  0.33
                                                             =======         =======        =======       =======
  Diluted earnings per share                                 $  0.09         $  0.17        $  0.18       $  0.33
                                                             =======         =======        =======       =======
Weighted-average shares                                       11,664          11,638         11,651        11,638
Effect of dilutive securities: employee stock options            104              69             89            43
                                                             -------         -------        -------       -------
Adjusted weighted-average shares                              11,768          11,707         11,740        11,681
                                                             =======         =======        =======       =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                    Additional                    Total
                                               Common Stock          Paid-In      Retained     Shareholders'
                                         Shares         Amount       Capital      Earnings        Equity
                                        --------       --------    -----------   ----------   --------------
                                                         (in thousands, except share data)
Balance at January 1, 2000              11,638,400       $4,162      $35,326      $37,130         $76,618

Exercise of stock options                   40,820           30          274            -             304

Income tax benefit from
 exercise of stock options                       -            -          123            -             123

Net income                                       -            -            -        2,135           2,135
                                        ----------       ------      -------      -------         -------
Balance at June 30, 2000                11,679,220       $4,192      $35,723      $39,265         $79,180
                                        ==========       ======      =======      =======         =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    2000                  1999
                                                                                  ---------             --------
                                                                                          (in thousands)
Cash flows from operating activities:
    Net income                                                                    $ 2,135                $ 3,880
    Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation                                                                  2,261                  2,315
      Amortization                                                                    138                    137
      Deferred income taxes                                                           786                    797
      Changes in operating assets and liabilities:
         Contracts receivable                                                      (1,246)                15,432
         Contract retainage                                                           905                  4,473
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                                                2,472                    (42)
         Prepaid expenses, inventory and other assets                                (141)                   417
         Accounts payable                                                          (1,445)                (3,619)
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                  166                 (3,555)
         Accrued employee costs                                                      (149)                (1,337)
         Accrued expenses                                                           1,060                    761
         Income taxes payable                                                      (1,130)                 1,525
                                                                                  -------                -------
                 Net cash provided by operating activities                          5,812                 21,184

Cash flows from investing activities:
    Capital expenditures, net                                                        (670)                (1,916)
    Purchase of short-term investments                                             (4,391)                (6,000)
    Other                                                                             (57)                  (244)
                                                                                  -------                -------
                 Net cash used in investing activities                             (5,118)                (8,160)

Cash flows from financing activities:
    Principal payments on notes payable                                                 -                 (3,000)
    Proceeds from exercise of stock options                                           304                      -
                                                                                  -------                -------
                 Net cash provided by (used in) financing activities                  304                 (3,000)
                                                                                  -------                -------
Net increase in cash and cash equivalents                                             998                 10,024
Cash and cash equivalents at beginning of period                                    4,535                  2,808
                                                                                  -------                -------
Cash and cash equivalents at end of period                                        $ 5,533                $12,832
                                                                                  =======                =======
Supplemental cash flow information:

    Interest paid                                                                 $    17                $    38
                                                                                  =======                =======
    Income taxes paid                                                             $ 1,551                $ 4,827
                                                                                  =======                =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND SIX MONTH
                      PERIODS ENDED JUNE 30, 2000 AND 1999


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

     The information presented at June 30, 2000 and for the three months and six months ended June 30, 2000 and 1999, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at June 30, 2000 and the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2000, the Company was in compliance with these covenants and had no outstanding borrowings under the Revolver.


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

  The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, sought to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued a judgement, which has been appealed by the plaintiff, the effect of which has been to prevent plaintiff's recovery of any damages from the defendants, including the Company. In connection with the judgement, the parties have entered into agreements that eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production and on defendants' efforts to get a judgement against plaintiff's underwriters for coverage of any potential liability to plaintiff and for attorneys' fees and costs. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company's revenue for the three-month and six-month periods ended
June 30, 2000 was $28.4 million and $60.1 million, an increase of 1.0% and 2.9%, respectively, compared to $28.1 million and $58.4 million in revenue for the three-month and six-month periods ended June 30, 1999. Revenue increased slightly as a result of the mix of contracts in progress for the three-month and the six-month periods ended June 30, 2000 compared to the comparative periods of 1999.

     Although the expected recovery in the oil and gas industry has commenced in the early cycle sectors, such as exploration and drilling, it has yet to commence in the late cycle sectors, such as production and offshore fabrication, in which the Company operates, which continues to suppress margins on contracts. For the three-month and six-month periods ended June 30, 2000, gross profit was $2.4 million (8.6% of revenue) and $5.0 million (8.3% of revenue), compared to $4.0 million (14.3% of revenue) and $8.2 million (14.1% of revenue) of gross profit for the three-month and six-month periods ended June 30, 1999.

     The Company's general and administrative expenses remained stable at $1.0 million for the three-month period ended June 30, 2000 and $2.2 million for the six-month period ended June 30, 2000. This compares to $1.0 million for the three-month period ended June 30, 1999 and $2.3 million for the six-month period ended June 30, 1999.

     The Company had net interest income of $304,000 and $605,000 for the three-month and six-month periods ended June 30, 2000, respectively, compared to $152,000 and $232,000 for the three-month and six-month periods ended June 30, 1999. The current reduction in production levels generated more available cash for investment purposes.

     For the three-month period ended June 30, 2000, other-net, represented $44,000 of expenses compared to $39,000 of expenses for the period ended June 30, 1999. For the six-month period ended June 30, 2000, other-net, represented $101,000 of expenses while, other-net, represented $ 10,000 of income for the six-month period ended June 30, 1999. These expense and income items consist primarily of the Company's share of the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production.


LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Net cash provided by operations was $5.8 million for the six months ended June 30, 2000 which contributed to a 15.8% increase in working capital to $36.8 million. Net cash used in investing activities for the six months ended June 30, 2000 was $5.1 million, of which $4.4 million related to the purchase of short-term investments, $670,000 was for miscellaneous equipment purchases and facility improvements and $57,000 of other net expenditures related to MinDOC, LLC.

     The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million, that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2001 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2000, the Company was in compliance with these covenants and had no outstanding borrowings under the Revolver.

     Capital expenditures for the remaining six months of 2000 are estimated to be approximately $4.7 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


FORWARD-LOOKING STATEMENTS

  Statements in the last paragraph under "Results of Operations" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deep water production systems and to develop and provide financing for such systems that are acceptable to its customers; and the Company's ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

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

     The Company is one of four defendants in a lawsuit in which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, sought to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued a judgement, which has been appealed by the plaintiff, the effect of which has been to prevent plaintiff's recovery of any damages from the defendants, including the Company. In connection with the judgement, the parties have entered into agreements that eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production and on defendants' efforts to get a judgement against plaintiff's underwriters for coverage of any potential liability to plaintiff and for attorneys' fees and costs. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

     The Company is subject to other claims arising primarily in the normal conduct of its business. While the outcome of such claims cannot be determined, management does not expect that resolution of these matters will have a material adverse effect on the financial position or results of operations of the Company.

ITEM 5. OTHER INFORMATION

     On July 26, 2000 the Company announced its 2000 second quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits.

             27.1  Financial Data Schedule.
             99.1 Press release issued by the Company on July 26, 2000 announcing its 2000 second quarter earnings and related matters.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GULF ISLAND FABRICATION, INC.

                                       By: /s/ Joseph P. Gallagher, III
                                          -----------------------------
                                          Joseph P. Gallagher, III
                                          Vice President - Finance,
                                          Chief Financial Officer
                                          and  Treasurer
                                          (Principal Financial Officer
                                          and Duly Authorized Officer)


Date: August 9, 2000

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit
-------                  ----------------------


27.1            Financial Data Schedule.
99.1 Press release issued by the Company on July 26, 2000 announcing its 2000 second quarter earnings and related matters.