Form 10-Q
period 2000-09-30
GULF ISLAND FABRICATION INC
filed 2000-11-09
CIK 1031623

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

================================================================================

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from________  to _________


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

                           Yes     X      No______
                                 -----


     The number of shares of the Registrant's common stock, no par value per share, outstanding at November 8, 2000 was 11,681,300.

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X


                                                                                             Page
                                                                                            ------
PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets at September 30, 2000 (unaudited)
                 and December 31, 1999                                                          3

               Consolidated Statements of Income for the Three and Nine Months
                 Ended September 30, 2000 and 1999 (unaudited)                                  4

               Consolidated Statement of Changes in Shareholders' Equity for
                 the Nine Months Ended September 30, 2000 (unaudited)                           5

               Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and 1999 (unaudited)                                        6

               Notes to Consolidated Financial Statements                                     7-9


     Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  10-11

PART II   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                12

     Item 5.  Other Information                                                                12

     Item 6.  Exhibits and Reports on Form 8-K                                                 12

SIGNATURES                                                                                     13

EXHIBIT INDEX                                                                                 E-1

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                 September 30,       December 31,
                                                                    2000                 1999
                                                                --------------      --------------
                                                                         (in thousands)
                         ASSETS
                         ------

Current assets:
 Cash and cash equivalents                                      $    6,606          $     4,535
 Short-term investments                                             15,840               11,215
 Contracts receivable, net                                          23,656               22,739
 Contract retainage                                                    263                3,251
 Costs and estimated earnings in excess of billings
   on uncompleted contracts                                          2,350                3,438
 Prepaid expenses                                                      961                  749
 Inventory                                                           1,315                1,227
                                                                ----------          -----------
   Total current assets                                             50,991               47,154
Property, plant and equipment, net                                  42,165               43,664
Excess of cost over fair value of net assets acquired
   less accumulated amortization of $ 758,675 and $ 553,025 at
   September 30, 2000 and December 31, 1999, respectively            5,309                3,565
Other assets                                                           853                  666
                                                                ----------          -----------
    Total assets                                                $   99,318          $    95,049
                                                                ==========          ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable                                              $    3,093          $     4,167
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                                 4,957                6,473
  Accrued employee costs                                             1,669                1,790
  Accrued expenses                                                   4,757                1,475
  Income taxes payable                                               1,025                1,462
                                                                ----------          -----------
    Total current liabilities                                       15,501               15,367

Deferred income taxes                                                3,584                3,064
                                                                ----------          -----------
    Total liabilities                                               19,085               18,431

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, no shares issued and outstanding                        -                    -
  Common stock, no par value, 20,000,000 shares
     authorized, 11,681,300 and 11,638,400 shares
     issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                             4,195                4,162
Additional paid-in capital                                          35,753               35,326
Retained earnings                                                   40,285               37,130
                                                                ----------          -----------
    Total shareholders' equity                                      80,233               76,618
                                                                ----------          -----------
    Total liability and shareholders' equity                    $   99,318          $    95,049
                                                                ==========          ===========


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                          2000           1999           2000           1999
                                                                        --------       --------       --------      ---------
                                                                               (in thousands, except per share data)
Revenue                                                                 $ 27,544       $ 29,034      $ 87,665       $ 87,469

Cost of revenue                                                           25,159         25,393        80,282         75,589
                                                                        --------       --------      --------       --------
Gross profit                                                               2,385          3,641         7,383         11,880

General and administrative expenses                                        1,035            955         3,195          3,226
                                                                        --------       --------      --------       --------
Operating income                                                           1,350          2,686         4,188          8,654

Other income (expense):

   Interest expense                                                          (18)           (11)          (25)           (46)
   Interest income                                                           373            203           985            470
   Other - net                                                               (68)           (39)         (169)           (29)
                                                                        --------       --------      --------       --------
                                                                             287            153           791            395
                                                                        --------       --------      --------       --------

Income before income taxes                                                 1,637          2,839         4,979          9,049

Income taxes                                                                 617          1,105         1,824          3,435
                                                                        --------       --------      --------       --------
Net income                                                              $  1,020       $  1,734      $  3,155       $  5,614
                                                                        ========       ========      ========       ========

Per share data:

   Basic earnings per share                                             $   0.09       $   0.15      $   0.27       $   0.48
                                                                        ========       ========      ========       ========

   Diluted earnings per share                                           $   0.09       $   0.15      $   0.27       $   0.48
                                                                        ========       ========      ========       ========

Weighted-average shares                                                   11,680         11,638        11,661         11,638

Effect of dilutive securities: employee stock options                         96             77            89             54
                                                                        --------       --------      --------       --------
Adjusted weighted-average shares                                          11,776         11,715        11,750         11,692
                                                                        ========       ========      ========       ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                            Additional                        Total
                                                    Common Stock             Paid-In        Retained        Shareholders'
                                                Shares          Amount       Capital        Earnings          Equity
                                               --------       ---------     ----------    ------------     -------------
                                                            (in thousands, except share data)
Balance at January 1, 2000                      11,638,400    $   4,162     $   35,326    $   37,130       $   76,618

Exercise of stock options                           42,900           33            304             -              337

Income tax benefit from
  exercise of stock options                              -            -            123             -              123

Net income                                               -            -              -         3,155            3,155
                                               -----------    ---------     ----------    ----------       ----------
Balance at September 30, 2000                   11,681,300    $   4,195     $   35,753    $   40,285       $   80,233
                                               ===========    =========     ==========    ==========       ==========


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                                 2000                  1999
                                                                                              ----------           -----------
                                                                                                       (in thousands)
Cash flows from operating activities:
    Net income                                                                                $   3,155            $    5,614
    Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                                                                 3,358                 3,475
     Amortization                                                                                   206                   206
     Deferred income taxes                                                                          520                 1,247
     Changes in operating assets and liabilities:
          Contracts receivable                                                                     (917)               19,242
          Contract retainage                                                                      2,988                 2,775
          Costs and estimated earnings in excess of billings
              on uncompleted contracts                                                            1,088                   (16)
          Prepaid expenses, inventory and other assets                                             (300)                  320
          Accounts payable                                                                       (1,074)               (2,418)
          Billings in excess of costs and estimated earnings
              on uncompleted contracts                                                           (1,516)               (5,339)
          Accrued employee costs                                                                   (121)               (1,954)
          Accrued expenses                                                                        1,332                   657
          Income taxes payable                                                                     (437)                1,520
                                                                                               --------              --------
              Net cash provided by operating activities                                           8,282                25,329

Cash flows from investing activities:
     Capital expenditures, net                                                                   (1,859)               (2,783)
     Purchase of short-term investments                                                          (4,625)              (11,076)
     Other                                                                                         (187)                 (104)
                                                                                               --------              --------
              Net cash used in investing activities                                              (6,671)              (13,963)

Cash flows from financing activities:
     Principal payments on notes payable                                                              -                (3,000)
     Proceeds from exercise of stock options                                                        460                     -
                                                                                               --------              --------
              Net cash provided by (used in) financing activities                                   460                (3,000)
                                                                                               --------              --------
Net increase in cash and cash equivalents                                                         2,071                 8,366
Cash and cash equivalents at beginning of period                                                  4,535                 2,808
                                                                                               --------              --------
Cash and cash equivalents at end of period                                                     $  6,606              $ 11,174
                                                                                               ========              ========


Supplemental cash flow information:

     Interest paid                                                                             $     25              $      -
                                                                                               ========              ========
     Income taxes paid                                                                         $  1,616              $    659
                                                                                               ========              ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      FOR THE THREE MONTH AND NINE MONTH
                   PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


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

     The information presented at September 30, 2000 and for the three months and nine months ended September 30, 2000 and 1999, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at September 30, 2000 and the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


NOTE 2 - NOTES PAYABLE

     Effective September 21, 2000, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (Continued)


December 31, 2002. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2000, the Company was in compliance with these covenants and had no outstanding borrowings under the Revolver.


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


NOTE 4 - NEW ACCOUNTING STANDARD

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This document expresses the views of the SEC in applying generally accepted accounting principles to the revenue recognition process. In June 2000, the SEC issued SAB 101B, "Deferral of the Effective Date of SAB 101," which deferred the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has evaluated the impact of adoption of the SAB and does not anticipate that adoption of the views expressed in this document will have a material impact on the methodology the Company uses to recognize revenue.

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company beginning January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for recognition and measurement of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is required to and will adopt SFAS 133 in the first quarter of fiscal 2001. The Company does not expect SFAS 133 as amended to have an impact on its results of operations, financial position or cash flows as it currently does not have any derivative instruments or hedging activities.


NOTE 5 - SUBSEQUENT EVENT

     Effective January 1, 1998, the Company purchased all of the outstanding shares of Southport, Inc., which specializes in the fabrication of offshore living quarters, for $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. On October 26, 2000, the Company reached an agreement with the former shareholders of Southport, Inc. to an early payout amount of approximately $2.0 million. This $2.0 million payment was accounted for under the purchase method of accounting; consequently, the payment increased the excess of cost over fair value of net assets acquired, which will result in an increase in amortization expense of approximately $42,000 per quarter.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations.


Results of Operations

     The Company's revenue for the three-month periods ended September 30, 2000 and 1999 was $27.5 million and $29.0 million, respectively. Revenue for the nine-month periods ended September 30, 2000 and 1999 was $87.7 million and $87.5 million, respectively. The decrease in revenue for the three-month period ended September 30, 2000 was primarily related to the reduction in hours worked on contracts in progress.

     The delay in the anticipated recovery in the late cycle sectors, such as offshore fabrication in which the Company operates, continues to suppress margins on contracts. For the three-month and nine-month periods ended September 30, 2000, gross profit was $2.4 million (8.7% of revenue) and $7.4 million (8.4% of revenue), compared to $3.6 million (12.5% of revenue) and $11.9 million (13.6% of revenue) of gross profit for the three-month and nine-month periods ended September 30, 1999.

     The Company's general and administrative expenses have remained relatively constant at approximately $1.0 million and $3.2 million for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively.

     The Company had net interest income of $355,000 and $960,000 for the three-month and nine-month periods ended September 30, 2000, respectively, compared to $192,000 and $424,000 for the comparable periods of 1999. The current reduced production levels requires less working capital thereby providing more available cash for investment purposes.

     For the three-month period ended September 30, 2000, other-net, represented $68,000 of expenses compared to $39,000 of expenses for the period ended September 30, 1999. For the nine-month period ended September 30, 2000, other-net, represented $169,000 of expenses compared to $29,000 of expenses for the nine-month period ended September 30, 1999. These expenses consist primarily of the Company's share of the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production.


Liquidity and Capital Resources

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Net cash provided by operations was $8.3 million for the nine-months ended September 30, 2000, which contributed to an 11.6% increase in working capital to $35.5 million. Net cash used in investing activities for the nine-months ended September 30, 2000 was $6.7 million, of which $4.6 million related to the purchase of short-term investments, $1.9 million was for equipment purchases and facility improvements and $187,000 of other net expenditures related to MinDOC, LLC.

     The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2002 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2000, the Company was in compliance with these covenants and had no outstanding borrowings under the Revolver.

     Capital expenditures for the remaining three months of 2000 are estimated to be approximately $3.3 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


Forward-Looking Statements

     Statements under "Results of Operations" and "Liquidity and Capital Resources" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deep water production systems and to develop and provide financing for such systems that are acceptable to its customers; and the Company's ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        For a description of legal proceedings, see Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2000, respectively.


Item 5. Other Information

        On October 25, 2000 the Company announced its 2000 third quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.


Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.

               10.1 First Amendment to the Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank, dated September 21, 2000.
               27.1  Financial Data Schedule.
               99.1 Press release issued by the Company on October 25, 2000 announcing its 2000 third quarter earnings and related matters.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GULF ISLAND FABRICATION, INC.

                                        /s/ Joseph P. Gallagher, III
                                    By:____________________________________
                                            Joseph P. Gallagher, III
                                            Vice President - Finance,
                                            Chief Financial Officer
                                            and  Treasurer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)


Date: November 8, 2000

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX
Exhibit
Number                                 Description of Exhibit
-------                                ----------------------
10.1 First Amendment to the Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, Louisiana, N.A. and Whitney National Bank, dated September 21, 2000.

27.1           Financial Data Schedule.
99.1 Press release issued by the Company on October 25, 2000 announcing its 2000 third quarter earnings and related matters.