Form 10-K
period 2000-12-31
GULF ISLAND FABRICATION INC
filed 2001-03-22
CIK 1031623

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the fiscal year ended December 31, 2000

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


               (985) 872-2100
       (Registrant's telephone number,
            including area code)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 2001 was approximately $141,536,817.

  The number of shares of the Registrant's common stock, no par value per share, outstanding at March 5, 2001 was 11,700,592.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 2001 Annual Meeting of Shareholders to be held April 25, 2001 have been incorporated by reference into Part III of this Form 10-K.

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    Items 1 and 2. Business and Properties..............................     1
    Item 3.        Legal Proceedings....................................    11
    Item 4.        Submission of Matters to a Vote of Security Holders..    11
    Item 4A.       Executive Officers of the Registrant.................    11

 PART II

    Item 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.................................    12
    Item 6.        Selected Financial Data..............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
    Item 7A.       Quantitative and Qualitative Disclosure About Market
                    Risk................................................    17
    Item 8.        Financial Statements and Supplementary Data..........    17
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    17

 PART III

    Item 10.       Directors and Executive Officers of the Registrant...    17
    Item 11.       Executive Compensation...............................    17
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management..........................................    17
    Item 13.       Certain Relationships and Related Transactions.......    17

 PART IV

    Item 14.       Exhibits, Financial Statements Schedules, and Reports
                    on Form 8-K.........................................    18

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

  On January 2, 1997, Gulf Island Fabrication, Inc. acquired Dolphin Services, Inc. and two related companies (collectively, "Dolphin Services"), which perform offshore and inshore fabrication and construction services (the "Dolphin Acquisition"), and in April 1997, completed the initial public offering (the "Initial Public Offering") of its common stock, no par value per share (the "Common Stock"). Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary Southport International, Inc. (collectively "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. On October 26, 2000, the Company effectively eliminated the possibility of contingency payments by reaching an agreement with the former shareholders of Southport, Inc. to an early payout amount of approximately $2.0 million.

  In April, 1998, the Company formed a limited liability company called MinDOC, L.L.C., to patent, design and market a deepwater floating drilling and production concept. The Company currently owns a one-third interest in MinDOC, L.L.C. and the balance is owned by three engineering companies and one oil field service company. Design and marketing of the project has been pursued since early 1998. Although there have been no sales to date, the group anticipates that as the design progresses, the concept can be successfully marketed to the oil industry for development of deepwater offshore oil and gas fields.

  In November, 1999 the Company announced that it had formed a wholly owned subsidiary, Gulf Island MinDOC Company, L.L.C. ("GIMCO"), to develop and market deepwater oil and gas production structures, including a MinDOC, the deepwater floating production concept that the Company has a proprietary interest in. The subsidiary will be headquartered in Houston, Texas.

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

  The Company uses the latest welding and fabrication technology available, and all of the Company's products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. All of the Company's operating subsidiaries are certified as either ISO 9001 or ISO 9002 fabricators for its quality assurance programs. See "-- Safety and Quality Assurance."

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

  The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company's ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. In July 1998, the Company completed the fabrication of the deck section and floating hull of a TLP designed for installation in 1,800 feet of water. In August 1999 the Company completed the construction of a similar hull that was installed in 3,200 feet of water. To the Company's knowledge, these are the first two TLPs of this size to be constructed entirely in the United States. With TLP's and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company's participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

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

Facilities and Equipment

  Facilities. The Company's corporate headquarters and main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. That facility includes approximately 140 acres with approximately 100 acres developed for fabrication, one 15,600 square foot building that houses administrative staff, approximately 180,000 square feet of covered fabrication area, and over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead which permits outloading of heavy structures.

  The Company's west yard is located across the Houma Navigation Canal from the main yard and includes 437 acres, with 130 acres developed for fabrication and over 300 acres of unimproved land, which could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 3,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead.

  Dolphin Services operates from a 20-acre site located approximately a quarter of a mile from the Company's main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 9,900 square foot building that houses administrative staff, approximately 14,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and 600 linear feet of steel bulkhead. Dolphin Services also operates a commercial steel sales division and a pressure vessel shop. The steel sales division operates a three acre facility adjacent to the Company's main yard with a product line that includes pressure vessel plates and other products that utilize Gulf Island, L.L.C.'s capability to process the steel by cutting, shaping, forming and painting.

  The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter and auto core flux and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

  In January 2001, Southport relocated its operations to the east bank of the Houma Navigation Canal across Thompson Road from the Company's main fabrication yard. The facility covers 11.3 acres and includes a two-story 5,000 square feet administration building with an attached 5,300 square foot warehouse. Also located on the property in an additional two-story 2,100 square foot administration building. The property has approximately 570 linear feet of water frontage, of which 380 linear feet is steel bulkhead which permits docking of large ocean going vessels and the outloading of heavy loads.

  The Company also owns the facility previously occupied by Southport. It is a 13-acre site located in Harvey, Louisiana, a suburb of New Orleans, on the Harvey Canal, which has access to the Gulf of Mexico through the Intracoastal Canal. The facility includes 7,550 square feet of administrative offices, 22,300 square feet of covered fabrication area and 1,450 linear feet of steel bulkhead.

  The Company owns all of the foregoing properties.

  Equipment. The Company's main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. The Company's west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company also currently uses 14 crawler cranes, which range in tonnage capacity from 150 to 300 tons and service both of the Company's yards. The Company owns these cranes which can thus avoid having to rent cranes on a monthly basis except in times of very high activity levels. The Company has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. The Company performs routine repairs and maintenance on all of its equipment.

  The Company's plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, the Company is able to coordinate all aspects of platform construction, which can reduce the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow the Company to participate as subcontractor on projects awarded to other contractors. The Company has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of the Company's fabrication projects. The design output of the facility also allows the Company to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides the company a competitive advantage by reducing labor costs and demonstrates the Company's commitment to being a good neighbor to the community and the environment.

  For use in connection with its inshore construction activities, Dolphin Services owns three spud barges. Dolphin Services also leases one barge for use with inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons and five smaller crawler cranes ranging from 60 to 100 tons lifting capacity. Southport rents one crawler crane with lifting capacity of 125 tons.

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

  Gulf Island, L.L.C. and Dolphin Services are certified as ISO 9002 fabricators. Southport is certified as an ISO 9001 fabricator. ISO 9001 and ISO 9002 are internationally recognized verification systems for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and is subject to annual review and recertification.

Customers and Contracting

  The Company's customers are primarily major and independent oil and gas companies. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas companies accounted for approximately 83% of the Company's revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore West Africa and Latin America.

  A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) collectively accounted for 13% (Anadarko), 33% (Texaco, Inc. and Global Industries), and 38% (Texaco, Inc. and Atlantia Corporation) of revenue for fiscal 2000, 1999, and 1998, respectively. In addition, at December 31, 2000, 50% of the Company's backlog was attributable to four projects. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

  Under fixed price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than those targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than those targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are the primary factors affecting the Company's operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the subsidiary's President and the Company's Executive Vice President of Operations. As an incentive to control costs, the Company gives bonuses to its employees totaling up to 5% of the Company's income before taxes.

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

                                2000                1999                1998
                         ------------------- ------------------- -------------------
                         1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th
                         Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr.
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ----
Revenue................. 28%  25%  25%  22%  25%  23%  24%  28%  24%  26%  28%  22%
Gross profit............ 24%  23%  23%  30%  29%  28%  25%  18%  23%  27%  27%  23%
Net income.............. 26%  25%  24%  25%  29%  29%  26%  16%  22%  27%  29%  22%
Direct labor hours (in
 000's)................. 434  410  408  400  500  459  459  433  642  697  670  606

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

  The Company currently has two primary competitors, CSO Aker Maritime and J. Ray McDermott, S.A., for the fabrication of platform jackets to be installed in the Gulf of Mexico in water depths greater than 300 feet. In addition to these two companies, the Company primarily competes with five other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of the Company's competitors have greater financial and other resources than the Company.

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

  Management believes that the Company's competitive pricing, expertise in fabricating offshore structures and its certification as ISO 9001 and ISO 9002 fabricators will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the additional transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators and lower wage rates in foreign countries along with fluctuations in the value of the U.S. dollar and other factors, the Company may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

Backlog

  As of December 31, 2000 the Company's backlog was $26.6 million, all of which management expects to be performed during 2001. Of the $26.6 million backlog at December 31, 2000, approximately 50% was attributable to four projects, two of which were for the same customer.

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

  The Houma Navigation Canal provides the only means of access for the Company's products from the Company's facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of

Engineers. The canal requires semi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges required to transport many of the Company's products, with the result that the Company's operations and financial position could be materially and adversely affected.

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

  The Company's compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which historically have resulted in approximately $160,000 in expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

Insurance

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. All policies are subject to deductibles and other coverage limitations. The Company also maintains a builder's risk policy for its construction projects and general liability insurance. Gulf Island Fabrication, Inc. and its subsidiary, Gulf Island, L.L.C., are self-insured for workers' compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers' compensation and for U.S. longshoreman and harbor workers' coverage. Dolphin Services and Southport are conventionally insured for workers' compensation liability with deductibles of $100,000 and $25,000 respectively. The Company also maintains maritime employer's liability insurance. Although management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 2000, the number of Company employees ranged from approximately 840 to 875. As of March 5, 2001, the Company had approximately 835 employees. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees are employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

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

  As part of an effort to maintain its workforce, the Company has instituted and enhanced several incentive programs for its current employees and expanded its training facility. The Company has facilities to train its employees on productivity and safety matters. The Company is committed to training its employees and offers advancement through in-house and outsourced training programs for skilled craft, supervisory and management personnel.

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

Item 3. Legal Proceedings

  In 1999, the Louisiana Department of Environmental Quality (the "LDEQ") required the Company to update its reports and modify its state air permit with respect to emissions from chemicals that are components of the steel and paint used by Gulf Island, L.L.C. in its fabrication operations, and Gulf Island, L.L.C. has done so. In February 2001, Gulf Island, L.L.C. received from LDEQ an assessment in the form of a penalty in the amount of $8,825 for exceeding permitted limits and inaccurate reporting. Gulf Island has decided to pay the assessment, which should conclude the matter.

  The Company is one of four defendants in a lawsuit which the plaintiff claims that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. The plaintiff, which has recovered most of its out-of-pocket losses from its own insurer, sought to recover from the four defendants the remainder of its claimed out-of-pocket losses (approximately $1 million) and approximately $65 million for economic losses, which it alleges resulted from the delay in oil and gas production that was caused by these events. The trial court has issued a judgement, which has been appealed by the plaintiff, the effect of which has been to prevent plaintiff's recovery of any damages from the defendants, including the Company. In connection with the judgement, the parties have entered into agreements that eliminate the possibility of plaintiff's recovery of any out-of-pocket damages and preserve for appeal only those questions bearing on plaintiff's recovery of its economic losses from delay in production and on defendants' efforts to get a judgement against plaintiff's underwriters for coverage of any potential liability to plaintiff and for attorneys' fees and costs. The Company continues to defend the case vigorously, leaving open the possibility of reasonable settlement. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company, although no assurances can be given as to the ultimate outcome of the claims.

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

Item 4A. Executive Officers of the Registrant

  Listed below are the names, ages and offices held by each of the executive officers of the Company as of March 1, 2001. All officers of the Company serve at the pleasure of the Company's Board of Directors.

                 Name                 Age                Position
                 ----                 ---                --------
 Kerry J. Chauvin.................... 53  President, Chief Executive Officer
                                           and Director
 Kirk J. Meche....................... 38  Executive Vice President--Operations
                                           and President of Gulf Island, L.L.C.
                                           (fabrication subsidiary)
 Murphy A. Bourke.................... 56  Executive Vice President--Marketing
 Joseph P. Gallagher, III............ 50  Vice President--Finance, Chief
                                           Financial Officer, and Treasurer

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

  Kirk J. Meche became Executive Vice President--Operations of the Company and President of Gulf Island, L.L.C. effective February 1, 2001. Mr. Meche served as Southport, Inc. President from December 1999 to February 2001 and Vice President of Operations from February 1999 to December 1999. He was Project Manager for the Company from 1996 to 1999. Mr. Meche served in various capacities with McDermott Fabrication and Shipyard from 1985 to 1996 including Structural Engineer, Hull Engineering Supervisor, and Project Manager. He received his B.S. degree in Engineering Design from Louisiana State University in 1985.

  Murphy A. Bourke has been Executive Vice President--Marketing since January 1, 2000, and was Vice President--Marketing since the Company began operations in 1985. Mr. Bourke also served as Vice President Marketing for Delta Fabrication from 1979 to 1984 and as the General Sales Manager of Louisiana State Liquor Distributors, Inc., a beverage distributor, from 1972 to 1979. He holds a B.A. degree in marketing from Southeastern Louisiana University.

  Joseph P. `Duke' Gallagher, III was elected Vice President--Finance and Chief Financial Officer of the Company in January 1997. Mr. Gallagher served as the Company's Controller from 1985 until 1997. He has been the Company's Treasurer since 1986 and served as the Company's Secretary from January 1993 until April 1999. From 1981 to 1985, he was employed as the Controller of TBW Industries, Incorporated, a manufacturer of machinery and pressure vessels, and from 1979 to 1981 as the Assistant Controller of Brock Exploration Corporation, a publicly traded oil and gas exploration company. Mr. Gallagher, a Certified Public Accountant, also worked as a Senior Auditor for the accounting firm A.A. Harmon & Co., CPA's Inc. He received a B.S. degree in Production Management in 1973 from the University of Southwestern Louisiana.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock, no par value per share (the "Common Stock"), is traded on the Nasdaq Stock Market under the symbol "GIFI." At March 9, 2001, the Company had approximately 3,600 holders of record of Common Stock.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq Stock Market, for each fiscal quarter of the two most recent fiscal years.

                                                                    High   Low
                                                                   ------ ------
Fiscal Year 2000
  First Quarter................................................... $14.63 $ 8.56
  Second Quarter..................................................  19.00  11.75
  Third Quarter...................................................  18.69  14.00
  Fourth Quarter..................................................  19.50  13.00

                                                                    High   Low
                                                                   ------ ------
Fiscal Year 1999
  First Quarter................................................... $11.50 $ 6.50
  Second Quarter..................................................  15.50   9.50
  Third Quarter...................................................  14.50  11.75
  Fourth Quarter..................................................  13.25   8.06

  The Company has not paid dividends since its Initial Public Offering in 1997. The Company currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its Common Stock in the foreseeable future.

Item 6. Selected Financial Data

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2000 are derived from the audited financial statements of the Company. The table also sets forth unaudited pro forma financial information as of and for the years ended December 31, 1997, and 1996 that gives effect to the termination of the Company's S Corporation status, as further explained in Note 4 to this Item 6. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                           Year Ended December 31,
                                 ------------------------------------------------
                                   2000       1999    1998(1)   1997(2)    1996
                                 -----------------------------  --------  -------
                                    (in thousands, except per share data)
Income Statement Data:
  Revenue......................  $ 112,090  $120,241  $192,372  $136,355  $79,004
  Cost of revenue..............    101,648   105,813   156,326   112,033   68,673
                                 ---------  --------  --------  --------  -------
  Gross profit.................     10,442    14,428    36,046    24,322   10,331
  General and administrative
   expenses....................      4,489     4,210     6,023     4,670    2,161
  Non-recurring compensation
   charge (3)..................        --        --        --        --       500
                                 ---------  --------  --------  --------  -------
  Operating income.............      5,953    10,218    30,023    19,652    7,670
  Net interest income
   (expense)...................      1,298       681       172      (118)    (384)
  Other, net income (expense)..       (558)     (116)       (4)        9      --
                                 ---------  --------  --------  --------  -------
  Income before income taxes...      6,693    10,783    30,191    19,543    7,286
  Income taxes.................      2,507     4,097    11,359     5,973      --
  Cumulative deferred tax
   provision (4)...............        --        --        --      1,144      --
                                 ---------  --------  --------  --------  -------
  Net income...................  $   4,186  $  6,686  $ 18,832  $ 12,426  $ 7,286
                                 =========  ========  ========  ========  =======

Income Summary Data (Pro Forma 1997 and
 1996 (unaudited)):
  Income before provision for
   income taxes................                                 $ 19,543  $ 7,286
  Provision for income taxes...                                    5,976      --
  Provision for income taxes
   (4).........................                                    1,379    2,934
                                                                --------  -------
  Net income...................                                 $ 12,188  $ 4,352
                                                                ========  =======
  Basic earnings per share.....  $    0.36  $   0.57  $   1.62  $   1.15  $  0.55
                                 =========  ========  ========  ========  =======
  Diluted earnings per share...  $    0.36  $   0.57  $   1.61  $   1.14  $  0.55
                                 =========  ========  ========  ========  =======
  Weighted-average common
   shares......................     11,666    11,638    11,630    10,633    7,854
                                 =========  ========  ========  ========  =======
  Adjusted weighted-average
   common shares...............     11,756    11,691    11,703    10,700    7,854
                                 =========  ========  ========  ========  =======

                                              As of December 31,
                                 ------------------------------------------------
                                   2000       1999      1998      1997     1996
                                 -----------------------------  --------  -------
                                                (in thousands)
Balance Sheet Data:
  Working capital, excluding
   current maturities of long-
   term debt...................  $  37,175  $ 31,787  $ 25,239  $ 17,555  $11,001
  Property, plant and
   equipment, net..............     42,662    43,664    45,418    34,505   17,735
  Total assets.................     96,062    95,049    97,740    67,678   35,909
  Debt, including current
   maturities (5)..............         --       --      3,000       --     6,187

                                           Year Ended December 31,
                                 ------------------------------------------------
                                   2000       1999      1998      1997     1996
                                 -----------------------------  --------  -------
Operating Data:
  Direct labor hours worked
   (6).........................      1,652     1,851     2,615     2,150    1,073
  Backlog (7)
   Direct labor hours..........        437       682     1,079     1,341    1,038
   Dollars.....................  $  26,600  $ 38,900  $ 67,300  $ 86,300  $87,000

--------
(1)  Includes results of operations of Southport, Inc. from January 1, 1998.
(2)  Includes results of operations of Dolphin Services, Inc. from January 2,
     1997.
(3) In December 1996, the Company's principal shareholders sold an aggregate of 98,000 shares of Common Stock to the Company's executive officers at a total purchase price of $350,000. As a result, the Company was required to recognize a non-cash expense equal to the difference between the aggregate purchase price for such shares (adjusted for certain distributions with respect to such shares that were paid in 1997 before completion of the Initial Public Offering) and the estimated value of such shares at the time of the Initial Public Offering.
(4) Includes pro forma effect for the application of federal and state income taxes to the Company as if it were a C Corporation for tax purposes. Prior to the Initial Public Offering, the Company elected to terminate its S Corporation status. As a result, the Company became subject to corporate level income taxation. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the total distribution. The balance sheet of the Company as of December 31, 1997 reflected a deferred income tax liability of $1.9 million, which included $1.1 million of deferred income tax liability that resulted from the termination of the S Corporation status.
(5)  Information for 1996 includes $530,000 of current maturities of debt.
(6) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.
(7) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

  The Company's results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. Over the first three of the past six years, generally favorable trends in these factors led to increased activity levels in the Gulf of Mexico. In the past three years, however, the distraction caused by consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in the exploration and development activity factors have caused a corresponding reduction in the level of oil and gas development activity.

  Development activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and continued to decline throughout 2000, which has had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, with a resulting decline in pricing levels for their services through the end of 2000.

  Demand for the Company's products and services have remained low for the past three years. The resultant low level of backlog of projects, with reduced profit margins, resulted in a weaker performance in 2000 compared with 1999. Revenue in 2000 was $112.1 million, a 6.7% decrease compared to 1999 revenue, and net income was $4.2 million, a 37.3% decrease compared to 1999 net income. The continued low activity levels in the fabrication sector of the oil and gas industry was reflected in the Company's backlog at December 31, 2000, which was $26.6 million, as compared to $38.9 million at the end of 1999.

  The dollar value of projects available in the market is significantly below those levels of three to four years ago and the Company's backlog is being similarly eroded. Competition for available projects remains intense and near term, future margins will likely remain low. Cost reduction measures are continuously reviewed to meet these conditions. In the longer term, demand for the Company's services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. Although the average price of oil and gas has increased since early 1999, the activity in the offshore fabrication area remains depressed. At some point, however, it is expected that demand for the Company's products and services should recover as oil and gas reserves are reduced and the Company's customers are forced to replace them.

  During 2000, the Company's workforce remained stable ranging from approximately 840 to 875 employees. Due to currently reduced demand for the Company's products and services, the Company does not anticipate the need to engage a material amount of contract labor in the foreseeable future.

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

Results of Operations

 Comparison of the Years Ended December 31, 2000 and 1999

  The Company's revenue for the year ended December 31, 2000 was $112.1 million, a decrease of 6.7%, compared to $120.2 million in revenue for the year ended December 31, 1999. Revenue decreased as a result of the delay in the anticipated recovery in the late cycle sectors, such as offshore fabrication, in which the Company operates. The prolonged delay in the recovery of offshore fabrication caused a reduced demand and, thus reduced margins on the goods and services the Company provides. These factors also generated a decrease in the volume of direct labor hours applied to contracts for the year ended December 31, 2000, compared to 1999 (1.7 million in 2000 versus 1.9 million in 1999). The combination of reduced volume and lower margins caused a 27.1% decrease in gross profit to $10.5 million (9.4% of revenue) for the year ended December 31, 2000 compared to gross profit of $14.4 million (12.0% of revenue) for the year ended December 31, 1999.

  The cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs were 90.6% and 88.0% for the year ended December 31, 2000 and 1999, respectively.

  The Company's general and administrative expenses were $4.5 million for the year ended December 31, 2000 compared to $4.2 million for the year ended December 31, 1999. These expenses as a percentage of revenue were 4.0% compared to 3.5% for the years ended December 31, 2000 and 1999, respectively. The increase of approximately $300,000 was primarily related to increased legal fees associated with negotiating the agreement with the former Southport, Inc. shareholders to an early payout of contingent payments.

  The Company's net interest income increased to $1.3 million for 2000 compared to $681 thousand for 1999. The Company's cash provided by operations has remained at a level that has allowed the Company to make capital expenditures and acquisitions without incurring any debt, thus increasing its cash and short term investments. Other expense increased to $558,000 in 2000 from $116,000 in 1999. This expense is primarily comprised of the Company's portion of the net loss of MinDOC, LLC as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production.

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

Liquidity and Capital Resources

  Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit ("the Revolver"). Net cash provided by operating activities was $15.3 million for the year ended December 31, 2000, while working capital was $37.2 million (an increase of 17%) at December 31, 2000. The ratio of current assets to current liabilities increased to 4.6 to 1 at December 31, 2000 from 3.1 to 1 at December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000 was $10.2 million, which was the result of the $4.8 million purchase of short term investments, $3.5 million of capital investments and $1.9 million related to the early payout amount to the Southport, Inc. former shareholders. The Company's capital expenditures during 2000 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force.

  The Company's Revolver provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2002 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2000, the Company was in compliance with these covenants and had no borrowings under the Revolver.

  The Company's Board of Directors has approved a capital budget of $8.2 million for 2001, including additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

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

Item 8. Financial Statements and Supplementary Data

  In this report the consolidated financial statements of the Company appear on pages F-1 through F-14 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information called for by this item either will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders or is included in Item 4A of this report on Form 10-K. Such information is incorporated herein by reference.

Item 11. Executive Compensation

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this Report:

    (i) Financial Statements

                                                                          Page
                                                                          ----
      Report of Independent Auditors..................................... F-1
      Consolidated Balance Sheets at December 31, 2000 and at December
       31, 1999.......................................................... F-2
      Consolidated Statements of Income for the Years Ended December 31,
       2000, 1999, and 1998.............................................. F-3
      Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 2000, 1999, and 1998..................... F-4
      Consolidated Statements of Cash Flows for the Years Ended December
       31, 2000, 1999 and 1998........................................... F-5
      Notes to Consolidated Financial Statements......................... F-6

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

  (b) Reports on Form 8-K

  On November 15, 2000 the Registrant filed a report on Form 8-K dated November 14, 2000 (reporting on Items 5 and 7) regarding its intent to move its Southport, Inc. operations from Harvey, Louisiana, to an idle facility that it owns adjacent to the Gulf Island, L.L.C. main fabrication yard in Houma, Louisiana.

                      GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:
                           Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

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

floating production platform:
                           Floating structure that supports offshore oil and gas production equipment (TLP, FPSO, SPAR).

grit blast system:         System of preparing steel for coating by using
                           steel grit rather than sand as a blasting medium.

hydraulic plate shear:     Machine that cuts steel by a mechanical system
                           similar to scissors.

inshore: Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001:                  International Standards of Operations 9001--Defines
                           quality management system of procedures and goals for certified companies.

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

tension leg platform (TLP):A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

  We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
January 31, 2001

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
                            ASSETS
                            ------
Current Assets:
  Cash and cash equivalents.................................... $10,079 $ 4,535
  Short-term investments.......................................  16,024  11,215
  Contracts receivable, net....................................  15,922  22,739
  Contract retainage...........................................     738   3,251
  Costs and estimated earnings in excess of billings on
   uncompleted contracts.......................................   2,419   3,438
  Prepaid expenses.............................................   1,017     749
  Inventory....................................................   1,347   1,227
                                                                ------- -------
    Total current assets.......................................  47,546  47,154
Property, plant and equipment, net.............................  42,662  43,664
Excess of cost over fair value of net assets acquired less
 accumulated amortization of $869,225 and $553,025 at December
 31, 2000 and 1999, respectively...............................   5,198   3,565
Other assets...................................................     656     666
                                                                ------- -------
    Total assets............................................... $96,062 $95,049
                                                                ======= =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................. $ 2,229 $ 4,167
  Billings in excess of costs and estimated earnings on
   uncompleted contracts.......................................   3,608   6,473
  Accrued employee costs.......................................   1,696   1,790
  Accrued expenses.............................................   2,446   1,475
  Income taxes payable.........................................     392   1,462
                                                                ------- -------
    Total current liabilities..................................  10,371  15,367
Deferred income taxes..........................................   4,425   3,064
                                                                ------- -------
    Total liabilities..........................................  14,796  18,431
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding............................      --      --
  Common stock, no par value, 20,000,000 shares authorized,
   11,681,500 and 11,638,400 shares issued and outstanding at
   December 31, 2000 and 1999, respectively....................   4,195   4,162
  Additional paid-in capital...................................  35,755  35,326
  Retained earnings............................................  41,316  37,130
                                                                ------- -------
    Total shareholders' equity.................................  81,266  76,618
                                                                ------- -------
    Total liabilities and shareholders' equity................. $96,062 $95,049
                                                                ======= =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                    Year ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenue........................................... $112,090  $120,241  $192,372
Cost of revenue...................................  101,648   105,813   156,326
                                                   --------  --------  --------
Gross profit......................................   10,442    14,428    36,046
General and administrative expenses...............    4,489     4,210     6,023
                                                   --------  --------  --------
Operating income..................................    5,953    10,218    30,023
Other income (expense)
  Interest expense................................      (34)      (58)      (93)
  Interest income.................................    1,332       739       265
  Other, net......................................     (558)     (116)       (4)
                                                   --------  --------  --------
                                                        740       565       168
                                                   --------  --------  --------
Income before income taxes........................    6,693    10,783    30,191
Income taxes......................................    2,507     4,097    11,359
                                                   --------  --------  --------
Net income........................................ $  4,186  $  6,686  $ 18,832
                                                   ========  ========  ========
Earnings per share data:
  Basic........................................... $   0.36  $   0.57  $   1.62
                                                   ========  ========  ========
  Diluted......................................... $   0.36  $   0.57  $   1.61
                                                   ========  ========  ========


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                             Common Stock    Additional              Total
                           -----------------  Paid-In   Retained Shareholders'
                             Shares   Amount  Capital   Earnings    Equity
                           ---------- ------ ---------- -------- -------------
Balance at January 1,
 1998..................... 11,600,000 $4,133  $34,865   $11,612     $50,610
Exercise of stock
 options..................     38,400     29      259        --         288
Net income................         --     --       --    18,832      18,832
                           ---------- ------  -------   -------     -------
Balance at December 31,
 1998..................... 11,638,400  4,162   35,124    30,444      69,730
Income tax benefit from
 exercise of stock
 options..................         --     --      202        --         202
Net income................         --     --       --     6,686       6,686
                           ---------- ------  -------   -------     -------
Balance at December 31,
 1999..................... 11,638,400  4,162   35,326    37,130      76,618
Exercise of stock
 options..................     43,100     33      303        --         336
Income tax benefit from
 exercise of stock
 options..................         --     --      126        --         126
Net income................         --     --       --     4,186       4,186
                           ---------- ------  -------   -------     -------
Balance at December 31,
 2000..................... 11,681,500 $4,195  $35,755   $41,316     $81,266
                           ========== ======  =======   =======     =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Operating activities:
  Net income..................................... $  4,186  $  6,686  $ 18,832
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.................................    4,454     4,699     3,893
    Amortization.................................      317       274       279
    Deferred income taxes........................    1,361       749       437
    Changes in operating assets and liabilities:
      Contracts receivable.......................    6,817    11,943    (5,604)
      Contract retainage.........................    2,513     2,586    (3,036)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts.........    1,019    (1,377)        2
      Prepaid expenses, inventory and other
       assets....................................     (388)       39        21
      Accounts payable...........................   (1,938)   (2,984)     (690)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts.........   (2,865)   (3,003)    1,106
      Accrued employee costs.....................      (94)   (2,295)      655
      Accrued expenses...........................      971      (508)     (965)
      Income taxes...............................   (1,070)    2,195      (478)
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   15,283    19,004    14,452
Investing activities:
  Capital expenditures, net......................   (3,452)   (2,945)  (13,192)
  Purchase of short-term investments.............   (4,809)  (11,215)       --
  Purchase of subsidiaries, net of cash
   acquired......................................   (1,950)       --    (5,915)
  Other..........................................       10      (117)     (104)
                                                  --------  --------  --------
    Net cash used in investing activities........  (10,201)  (14,277)  (19,211)
Financing activities:
  Proceeds from issuance of notes payable........       --        --    11,000
  Principal payments on notes payable............       --    (3,000)  (10,600)
  Proceeds from exercise of stock options........      462        --       288
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................      462    (3,000)      688
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    5,544     1,727    (4,071)
Cash and cash equivalents at beginning of year...    4,535     2,808     6,879
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 10,079  $  4,535  $  2,808
                                                  ========  ========  ========
Supplemental cash flow information:
  Interest paid.................................. $     34  $     82  $    100
                                                  ========  ========  ========
  Income taxes paid, net of refunds.............. $  2,090  $  1,153  $ 11,388
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

  Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary, Southport International, Inc. (collectively, Southport). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million and liabilities assumed of $10.3 million by $4.1 million. On October 26, 2000, the Company reached an agreement with the former shareholders of Southport to an early payout amount of approximately $2.0 million. The acquisition and the early payout amount were accounted for under the purchase method of accounting.

  In April, 1998, the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating drilling and production concept. The Company currently owns a one-third interest in MinDOC, L.L.C. and the balance is owned by three engineering companies and one oil field service company. The Company's investment in MinDOC, L.L.C. is accounted for under the equity method and is included in other assets in the balance sheet. The Company's share of operating results is included in other income as expense in the statements of income.

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

                         GULF ISLAND FABRICATION, INC.

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

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

 Long-Lived Assets

  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

 Short-Term Investments

  Short-term investments consist of highly liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at December 31, 2000 and 1999.

                         GULF ISLAND FABRICATION, INC.

 Reclassifications

  Certain items included in the consolidated financial statements for the years ended December 31, 1999 and 1998 have been reclassified to conform to the December 31, 2000 consolidated financial statement presentation.

2. NEW ACCOUNTING STANDARDS

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This document expresses the views of the SEC in applying generally accepted accounting principles to the revenue recognition process. In June 2000, the SEC issued SAB 101B, "Deferral of the Effective Date of SAB 101," which deferred the effective date of SAB 101 to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has evaluated the impact of adoption of the SAB and has concluded that the adoption of the SAB does not have any impact on the methodology the Company uses to recognize revenue.

  In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and became effective for the Company beginning January 1, 2001. SFAS 133, as amended, established accounting and reporting standards for recognition and measurement of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company is required to and will adopt SFAS 133 in the first quarter of fiscal 2001. The Company does not expect SFAS 133, as amended, to have an impact on its results of operations, financial position or cash flows as it currently does not have any derivative instruments or hedging activities.

3. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           2000   1999   1998
                                                          ------ ------ -------
Numerator for basic and diluted earnings per share....... $4,186 $6,686 $18,832
                                                          ====== ====== =======
Denominator:
  Denominator for basic earnings per share-weighted-
   average shares........................................ 11,666 11,638  11,630
Effect of dilutive securities:
  Employee stock options.................................     90     53      73
                                                          ------ ------ -------
Dilutive potential common shares:
  Denominator for diluted earnings per share-adjusted
   weighted-average shares............................... 11,756 11,691  11,703
                                                          ====== ====== =======
Basic earnings per share................................. $ 0.36 $ 0.57 $  1.62
                                                          ====== ====== =======
Diluted earnings per share............................... $ 0.36 $ 0.57 $  1.61
                                                          ====== ====== =======

                         GULF ISLAND FABRICATION, INC.

4. CONTRACTS RECEIVABLE

  Amounts due on contracts as of December 31 were as follows (in thousands):

                                                                 2000    1999
                                                                ------- -------
      Completed contracts...................................... $ 4,423 $ 3,480
      Contracts in progress:
        Current................................................  11,550  19,310
        Retainage due within one year..........................     738   3,251
      Less allowance for doubtful accounts.....................      51      51
                                                                ------- -------
                                                                $16,660 $25,990
                                                                ======= =======

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                               2000     1999
                                                              -------  -------
      Costs incurred on uncompleted contracts................ $41,823  $84,395
      Estimated profit earned to date........................   2,860    3,145
                                                              -------  -------
                                                               44,683   87,540
      Less billings to date..................................  45,872   90,575
                                                              -------  -------
                                                              $(1,189) $(3,035)
                                                              =======  =======

  The above amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                              2000     1999
                                                             -------  -------
      Costs and estimated earnings in excess of billings on
       uncompleted contracts...............................  $ 2,419  $ 3,438
      Billings in excess of costs and estimated earnings on
       uncompleted contracts...............................   (3,608)  (6,473)
                                                             -------  -------
                                                             $(1,189) $(3,035)
                                                             =======  =======

6. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                 2000    1999
                                                                ------- -------
      Land..................................................... $ 4,369 $ 4,369
      Buildings................................................  10,056   9,841
      Machinery and equipment..................................  39,368  38,528
      Furniture and fixtures...................................   1,426   1,358
      Transportation equipment.................................   1,482   1,370
      Improvements.............................................  14,297  14,135
      Construction in progress.................................   2,116     153
                                                                ------- -------
                                                                 73,114  69,754
      Less accumulated depreciation............................  30,452  26,090
                                                                ------- -------
                                                                $42,662 $43,664
                                                                ======= =======

  The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2000, 1999, and 1998, the Company expensed $1,631,046, $1,679,807, and $3,084,000, respectively, related to these leases.

                         GULF ISLAND FABRICATION, INC.

7. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 were as follows (in thousands):

                                                                   2000   1999
                                                                  ------ ------
      Deferred tax liabilities:
        Depreciation............................................. $5,022 $4,418
        Other....................................................     --     26
                                                                  ------ ------
          Total deferred tax liabilities:........................  5,022  4,444
      Deferred tax assets:
        Employee benefits........................................    429    390
        Uncompleted contracts....................................    153    990
        Other benefits...........................................     15     --
                                                                  ------ ------
          Total deferred tax assets:.............................    597  1,380
                                                                  ------ ------
      Net deferred tax liabilities:.............................. $4,425 $3,064
                                                                  ====== ======

  Significant components of income taxes for the years ended December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                            2000   1999   1998
                                                           ------ ------ -------
      Current:
        Federal........................................... $1,070 $3,125 $10,190
        State.............................................     76    223     732
                                                           ------ ------ -------
          Total current...................................  1,146  3,348  10,922
      Deferred:
        Federal...........................................  1,270    699     408
        State.............................................     91     50      29
                                                           ------ ------ -------
          Total deferred..................................  1,361    749     437
                                                           ------ ------ -------
      Income taxes........................................ $2,507 $4,097 $11,359
                                                           ====== ====== =======

  A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for 2000, 1999, and 1998 is as follows (in thousands):

                                      2000    %     1999    %     1998     %
                                     ------  ----  ------  ----  -------  ----
      U.S. statutory rate..........  $2,276  34.0% $3,774  35.0% $10,567  35.0%
      Increase (decrease) resulting
       from:
        State income taxes.........     167   2.5     273   2.5      761   2.5
        Foreign sales corporation..    (144) (2.1)   (135) (1.3)     (95) (0.3)
        Other......................     208   3.1     185   1.7      126   0.4
                                     ------  ----  ------  ----  -------  ----
      Income tax expense...........  $2,507  37.5% $4,097  37.9% $11,359  37.6%
                                     ======  ====  ======  ====  =======  ====

                         GULF ISLAND FABRICATION, INC.

8. LINE OF CREDIT AND NOTES PAYABLE

  The Company's bank credit facility provides for a revolving line of credit (the Revolver) of up to $20.0 million which bears interest equal to, at the Company's option, the prime lending rate established by BankOne Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2002 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company paid a fee quarterly of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2000, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit totaling $1,590,857 which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2000, the Company was in compliance with these covenants.

9. LONG-TERM INCENTIVE PLAN

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

  Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2000, a risk-free interest rate of 5.79% on the January options and a risk-free interest rate of 5.80% on the November options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .588; and a weighted-average expected life of the options of eight years. For 1999, a risk-free interest rate of 6.93%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .641; and a weighted-average expected life of the option of eight years. For 1998, a risk-free interest rate of 5.50% on the January options and a risk-free interest rate of 5.63% on the July options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .652; and a weighted-average expected life of the options of eight years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition; option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because

                         GULF ISLAND FABRICATION, INC.

changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company's pro forma information for 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                                           1998    1999   2000
                                                          ------- ------ ------
      Net income:
        As reported...................................... $18,832 $6,686 $4,186
        Pro forma including the effect of options........ $18,295 $6,125 $3,243
      Basic earnings per share:
        As reported...................................... $  1.62 $ 0.57 $ 0.36
        Pro forma including the effect of options........ $  1.57 $ 0.53 $ 0.28
      Diluted earnings per share:
        As reported...................................... $  1.61 $ 0.57 $ 0.36
        Pro forma including the effect of options........ $  1.56 $ 0.52 $ 0.28

  A summary of the Company's stock options activity and related information for the years ended December 31, 1998, 1999 and 2000 is as follows (in thousands, except per share data):

                                  1998               1999               2000
                            ------------------ ------------------ ------------------
                                     Weighted-          Weighted-          Weighted-
                                      Average            Average            Average
                            Options  Exercise  Options  Exercise  Options  Exercise
                            (000s)     Price   (000s)     Price   (000s)     Price
                            -------  --------- -------  --------- -------  ---------
   Outstanding--beginning
    of year................     393   $11.790     446    $13.529     511    $11.785
   Granted.................     105    18.263     115      7.125     394     13.954
   Exercised...............     (38)    7.500      --         --     (43)     7.801
   Expired.................      --        --      --         --      --         --
   Forfeited...............     (14)   16.875     (50)    16.543     (52)    10.656
                            -------   -------  ------    -------  ------    -------
   Outstanding--end of
    year...................     446   $13.529     511    $11.785     810    $13.126
                            =======   =======  ======    =======  ======    =======
   Exercisable at end of
    year...................      37   $15.822     124    $13.485     171    $13.919
                            =======   =======  ======    =======  ======    =======
   Weighted-average fair
    value of options
    granted during the
    year................... $13.083            $5.180             $9.517
                            =======            ======             ======

  The 810,000 options outstanding at December 31, 2000 fall into two general exercise-price ranges as follows:

                                                    Exercise Price Range
                                              ---------------------------------
                                              $7.125 to $9.50 $15.00 to $19.625
                                              --------------- -----------------
      Options outstanding at December 31,
       2000.................................       279,000          531,000
      Weighted-average exercise price.......         $7.84           $15.90
      Weighted-average remaining contractual
       life.................................     7.5 years        8.7 years
      Options exercisable at December 31,
       2000.................................        57,000          114,000
      Weighted-average exercise price of
       options exercisable at December 31,
       2000.................................         $7.42           $17.16

                         GULF ISLAND FABRICATION, INC.

10. RETIREMENT PLAN

  The Company has a defined contribution plan (the Plan) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the board of directors. For the years ended December 31, 2000, 1999, and 1998, the Company contributed $710,751, $865,100, and $1,428,000, respectively.

11. CONTINGENT LIABILITIES

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

12. SALES TO MAJOR CUSTOMERS

  The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue are summarized as follows (in thousands):

                                                           2000   1999    1998
                                                          ------ ------- -------
      Customer A......................................... $   -- $26,336 $42,638
      Customer B.........................................     --      --  30,088
      Customer C......................................... 14,446      --      --
      Customer D.........................................     --  13,765      --

                         GULF ISLAND FABRICATION, INC.

13. INTERNATIONAL SALES

  The Company's structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales outside the United States accounted for 14%, 20%, and 17% of the Company's revenues during 2000, 1999, and 1998, respectively.

                                                             2000   1999   1998
                                                            ------ ------ ------
                                                               (In Millions)
      Location:
        United States...................................... $ 95.9 $ 96.5 $160.6
        International......................................   16.2   23.7   31.8
                                                            ------ ------ ------
      Total................................................ $112.1 $120.2 $192.4
                                                            ====== ====== ======

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

  A summary of quarterly results of operations for the years ended December 31, 2000 and 1999 were as follows (in thousands, except per share data):

                              March 31, June 30, September 30, December 31,
                                2000      2000       2000          2000
                              --------- -------- ------------- ------------
     Revenue.................  $31,741  $28,380     $27,544      $24,425
     Gross Profit............    2,548    2,450       2,385        3,059
     Net income..............    1,107    1,028       1,020        1,031
     Basic earnings per
      share..................     0.10     0.09        0.09         0.09
     Diluted earnings per
      share..................     0.09     0.09        0.09         0.09
                              March 31, June 30, September 30, December 31,
                                1999      1999       1999          1999
                              --------- -------- ------------- ------------
     Revenue.................  $30,329  $28,106     $29,034      $32,772
     Gross Profit............    4,226    4,013       3,641        2,548
     Net income..............    1,925    1,955       1,734        1,072
     Basic earnings per
      share..................     0.17     0.17        0.15         0.09
     Diluted earnings per
      share..................     0.17     0.17        0.15         0.09

  Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2001.

                                          GULF ISLAND FABRICATION, INC.
                                          (Registrant)

                                                  /s/ Kerry J. Chauvin
                                          By: _________________________________
                                                      Kerry J. Chauvin
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2001.

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

   /s/ Joseph P. Gallagher, III         Vice President--Finance, Chief Financial Officer,
 ______________________________________  and Treasurer (Principal Financial Officer)
        Joseph P. Gallagher, III

        /s/ Robin A. Seibert            Controller and Chief Accounting Officer, (Principal
 ______________________________________  Accounting Officer)
            Robin A. Seibert

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

  10.1 Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. *

  10.2   Registration Rights Agreement between the Company and
         Alden J. Laborde. *

  10.3   Registration Rights Agreement between the Company and
         Huey J. Wilson. *

  10.4   The Company's Long-Term Incentive Plan. * +

  10.5   Form of Stock Option Agreement under the Company's
         Long-Term Incentive Plan, as amended, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. +

  10.6   Form of Reimbursement Agreement. * +

  10.7   Eighth Amended and Restated Revolving Credit and Term
         Loan Agreement among the Company and Bank One,
         Louisiana, NA and Whitney National Bank, dated as of
         September 21, 2000 (the "Bank Credit Facility"), incorporated by reference to the Company's Quarterly
         Report on Form 10-Q for the period ended September 30, 2000.

  21.1 Subsidiaries of the Company--The Company's significant subsidiaries, Gulf Island, L.L.C., Dolphin Services,
         Inc. and Southport, Inc., all of which are organized under Louisiana law, and wholly owned subsidiaries and included in the Company's consolidated financial statements.

  23.1   Consent of Ernst & Young LLP

  99.1 Press release issued by the Company on January 8, 2001 date of earnings release and quarterly conference call.

  99.2 Press release issued by the Company on February 1, 2001 announcing its 2000 fourth quarter and year earnings.

  99.3 Press release issued by the Company on February 2, 2001 announcing organization changes.

--------
+  Management Contractor Compensatory Plan.
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).