Form 10-Q
period 2001-03-31
GULF ISLAND FABRICATION INC
filed 2001-05-10
CIK 1031623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2001

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

                           YES [X]  NO [ ]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at May 10, 2001 was 11,705,216.

                         GULF ISLAND FABRICATION, INC.

                                   I N D E X
                                                                        Page
                                                                        ----
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at March 31, 2001
                  (unaudited) and December 31, 2000                       3

                 Consolidated Statements of Income for the
                  Three Months Ended March 31, 2001 and 2000
                  (unaudited)                                             4

                 Consolidated Statement of Changes in Shareholders'
                  Equity for the Three Months Ended March 31, 2001
                  (unaudited)                                             5

                 Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 2001 and 2000
                  (unaudited)                                             6

                 Notes to Consolidated Financial Statements             7-8

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  9-10

PART II OTHER INFORMATION

        Item 1.  Legal Proceedings                                       11

        Item 4.  Submission of Matters to a Vote of Security Holders     11

        Item 5.  Other Information                                       11

        Item 6.  Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                               13

EXHIBIT INDEX                                                           E-1


                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                           --------------          -------------
                                                                           (in thousands)
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                                                    $ 4,132                $10,079
  Short-term investments                                                        16,252                 16,024
  Contracts receivable, net                                                     22,442                 15,922
  Contract retainage                                                             1,470                    738
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                     3,145                  2,419
  Prepaid expenses                                                               1,066                  1,017
  Inventory                                                                      1,288                  1,347
                                                                               -------                -------
    Total current assets                                                        49,795                 47,546
Property, plant and equipment, net                                              43,087                 42,662
Excess of cost over fair value of net assets acquired
  less accumulated amortization of $ 977,525 and $ 869,225 at
  March 31, 2001 and December 31, 2000, respectively                             5,090                  5,198
Other assets                                                                       653                    656
                                                                               -------                -------
    Total assets                                                               $98,625                $96,062
                                                                               =======                =======


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable                                                             $ 2,796                $ 2,229
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                            4,092                  3,608
  Accrued employee costs                                                         1,503                  1,696
  Accrued expenses                                                               2,405                  2,446
  Income taxes payable                                                             758                    392
                                                                               -------                -------
    Total current liabilities                                                   11,554                 10,371
Deferred income taxes                                                            4,524                  4,425
                                                                               -------                -------
    Total liabilities                                                           16,078                 14,796

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
    authorized, no shares issued and outstanding                                     -                      -
  Common stock, no par value, 20,000,000 shares
    authorized, 11,705,216 and 11,681,500 shares issued and
    outstanding at March 31, 2001 and December 31, 2000, respectively            4,226                  4,195
Additional paid-in capital                                                      36,087                 35,755
Retained earnings                                                               42,234                 41,316
                                                                               -------                -------
    Total shareholders' equity                                                  82,547                 81,266
                                                                               -------                -------
    Total liabilities and shareholders' equity                                 $98,625                $96,062
                                                                               =======                =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                               2001                    2000
                                                               ----                    ----
                                                           (in thousands, except per share data)
Revenue                                                       $27,558                   $31,741
Cost of revenue                                                25,275                    29,193
                                                              -------                   -------
Gross profit                                                    2,283                     2,548
General and administrative expenses                             1,141                     1,124
                                                              -------                   -------
Operating income                                                1,142                     1,424

Other income (expense):
  Interest expense                                                 (9)                      (18)
  Interest income                                                 314                       319
  Other - net                                                      (7)                      (57)
                                                              -------                   -------
                                                                  298                       244
                                                              -------                   -------
Income before income taxes                                      1,440                     1,668
Income taxes                                                      522                       561
                                                              -------                   -------
Net income                                                    $   918                   $ 1,107
                                                              =======                   =======
Per share data:
  Basic earnings per share                                      $0.08                     $0.10
                                                              =======                   =======
  Diluted earnings per share                                    $0.08                     $0.09
                                                              =======                   =======
Weighted-average shares                                        11,696                    11,638
Effect of dilutive securities: employee stock options             149                        67
                                                              -------                   -------
Adjusted weighted-average shares                               11,845                    11,705
                                                              =======                   =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                           Additional                       Total
                                              Common Stock                   Paid-In        Retained     Shareholders'
                                                 Shares        Amount        Capital        Earnings         Equity
                                              ------------     ------       ----------      --------     -------------
                                                                 (in thousands, except share data)
Balance at January 1, 2001                     11,681,500       $4,195       $35,755        $41,316         $81,266

Exercise of stock options                          23,716           31           276              -             307

Income tax benefit from exercise of stock options       -            -            56              -              56

Net income                                              -            -             -            918             918
                                               ----------       ------       -------        -------         -------
Balance at March 31, 2001                      11,705,216       $4,226       $36,087        $42,234         $82,547
                                               ==========       ======       =======        =======         =======


       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                     2001           2000
                                                                     ----           ----
                                                                        (in thousands)
Cash flows from operating activities:
 Net income                                                        $   918        $ 1,107
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation                                                       1,077          1,155
  Amortization                                                         108             69
  Deferred income taxes                                                 99            232
  Changes in operating assets and liabilities:
   Contracts receivable                                             (6,520)        (2,588)
   Contract retainage                                                 (732)         1,248
   Costs and estimated earnings in excess of billings
    on uncompleted contracts                                          (726)            24
   Prepaid expenses, inventory and other assets                         10              4
   Accounts payable                                                    567         (1,905)
   Billings in excess of costs and estimated earnings
    on uncompleted contracts                                           484          1,236
   Accrued employee costs                                             (193)          (260)
   Accrued expenses                                                    (41)           556
   Income taxes payable                                                366           (170)
                                                                   -------        -------
     Net cash provided by (used in) operating activities            (4,583)           708

Cash flows from investing activities:
  Capital expenditures, net                                         (1,502)          (172)
  Purchase of short-term investments                                  (228)          (204)
  Other                                                                  3           (103)
                                                                   -------        -------
     Net cash used in investing activities                          (1,727)          (479)

Cash flows from financing activities:
  Proceeds from exercise of stock options                              363              1
                                                                   -------        -------
     Net cash provided by financing activities                         363              1
                                                                   -------        -------
Net increase (decrease) in cash and cash equivalents                (5,947)           230
Cash and cash equivalents at beginning of period                    10,079          4,535
                                                                   -------        -------
Cash and cash equivalents at end of period                         $ 4,132        $ 4,765
                                                                   =======        =======
Supplemental cash flow information:
  Interest paid                                                    $     9        $    17
                                                                   =======        =======
  Income taxes paid                                                $     -        $   500
                                                                   =======        =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              FOR THE THREE MONTH
                     PERIODS ENDED MARCH 31, 2001 AND 2000


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

     The information presented at March 31, 2001 and for the three months ended March 31, 2001 and 2000, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000, and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - CONTINGENCIES

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

NOTE 3 - NEW ACCOUNTING STANDARD

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for the Company beginning January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for recognition and measurement of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. Management has evaluated the impact of adoption of SFAS 133 and has concluded the adoption of SFAS 133 does not have an impact on its results of operations, financial position or cash flows. The Company currently does not have any derivative instruments or hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's revenue for the three-month period ended March 31, 2001 was $27.6 million, compared to revenue of $31.7 million for the three-month period ended March 31, 2000. The number of projects available in the offshore marine fabrication industry has remained depressed and has caused similar downward pressure on the pricing of those projects.

     For the three-month period ended March 31, 2001, gross profit was $2.3 million (8.3% of revenue) compared to gross profit of $2.5 million (8.0% of revenue) for the three-month period ended March 31, 2000. As the Company begins its third year of operating in a market of low volumes and depressed fabrication prices, management is continuously evaluating methods of reducing or maintaining costs at acceptable levels.

     The Company's general and administrative expenses remained relatively constant at $1.1 million for the three-month periods ended March 31, 2001 and March 31, 2000. As a percentage of revenue, general and administrative expenses increased to 4.1% from 3.5% of revenue for the three-month periods ended March 31, 2001 and 2000, respectively. This percentage increase was the result of stabilized costs during a period of reduced revenues.

     Income generated from investments has been consistent and generated net interest income of $305,000 for the three-month period ended March 31, 2001 compared to $301,000 for the three-month period ended March 31, 2000.

     For the three-month period ended March 31, 2001, other expenses were $7,000 compared to $57,000 for the three-month period ended March 31, 2000. These expense items consist primarily of the Company's share of the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Although net cash used in operating activities was $4.6 million for the three months ended March 31, 2001, working capital increased by $1.1 million to $38.2 million, resulting in a current ratio of 4.3 to 1. Net cash used in investing activities for the three months ended March 31, 2001 was $1.7 million, of which $1.5 million was for the purchase of production machinery and equipment, facility improvements, and $228,000 related to the purchase of short-term investments.

     The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2002 and is secured by a mortgage on the Company's real estate, machinery and equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2001, the Company was in compliance in all material respects with these covenants and had no outstanding borrowings under the Revolver.

     Capital expenditures for the remaining nine months of 2001 are estimated to be approximately $8.0 million, including improvements to the facilities and various other fabrication machinery and equipment. Management believes that its available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

FORWARD-LOOKING STATEMENTS

  Statements under "Results of Operations" and " Liquidity and Capital Resources" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deep water production systems and to develop and provide financing for such systems that are acceptable to its customers; and the Company's ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

  For a description of legal proceedings, see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An annual meeting of the registrant's stockholders was held on April 25, 2001.

     (c) The following matters were voted upon at such meeting with the results indicated below:

          (1)  Election of the following nominees for directors.

          Thomas E. Fairley
             Number of Votes Cast For - 10,741,749
             Number of Votes Cast Against or Withheld - 229,784
             Number of Abstentions - None
             Number of Broker Non-Votes - None

          Hugh J. Kelly
             Number of Votes Cast For - 10,741,749
             Number of Votes Cast Against or Withheld - 229,784
             Number of Abstentions - None
             Number of Broker Non-Votes - None

          (2) Ratification of appointment of Ernst & Young LLP as independent auditors.

             Number of Votes Cast For  - 10,929,545
             Number of Votes Cast Against or Withheld - 15,928
             Number of Abstentions - 26,060
             Number of Broker Non-Votes - None

ITEM 5. OTHER INFORMATION.

  On April 25, 2001 the Company announced its 2001 first quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.1.

  On April 25, 2001 the Company announced the election of a new Chairman of the Board. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

99.1 Press release issued by the Company on April 25, 2001 announcing its 2001 first quarter earnings and related matters.

99.2 Press release issued by the Company on April 25, 2001 announcing the election of a new Chairman of the Board.

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


Date: May 10, 2001

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT
------               ----------------------

99.1 Press release issued by the Company on April 25, 2001 announcing its 2001 first quarter earnings and related matters.

99.2 Press release issued by the Company on April 25, 2001 announcing the election of a new Chairman of the Board.