Form 10-Q
period 2001-06-30
GULF ISLAND FABRICATION INC
filed 2001-08-09
CIK 1031623

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

                  For the quarterly period ended JUNE 30, 2001

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

                           YES      X       NO
                                  -----        ------


     The number of shares of the Registrant's common stock, no par value per share, outstanding at August 9, 2001 was 11,705,916.

                         GULF ISLAND FABRICATION, INC

                                   I N D E X

                                                                              Page
                                                                            --------
PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
                at June 30, 2001 (unaudited) and December 31, 2000              3

            Consolidated Statements of Income
                for the Three and Six Months Ended June 30, 2001
                    and 2000 (unaudited)                                        4

            Consolidated Statement of Changes in Shareholders' Equity
                for the Six Months Ended June 30, 2001 (unaudited)              5

            Consolidated Statements of Cash Flows
                for the Six Months Ended June 30, 2001
                    and 2000 (unaudited)                                        6


            Notes to Consolidated Financial Statements                         7-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9-10

PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                                   11

   Item 5.  Other Information                                                   11

   Item 6.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                      12

EXHIBIT INDEX                                                                  E-1

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                       June 30,              December 31,
                                                                                          2001                   2000
                                                                                      -----------            ------------
                                                                                                  (in thousands)
                                ASSETS
                                ------
Current assets:
 Cash and cash equivalents                                                               $  4,539                 $10,079
 Short-term investments                                                                    16,420                  16,024
 Contracts receivable, net                                                                 30,553                  15,922
 Contract retainage                                                                         1,722                     738
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                                  3,586                   2,419
 Prepaid expenses                                                                             735                   1,017
 Inventory                                                                                  1,128                   1,347
                                                                                         --------                 -------
  Total current assets                                                                     58,683                  47,546
Property, plant and equipment, net                                                         40,932                  42,662
Excess of cost over fair value of net assets acquired
  less accumulated amortization of $1,085,825 and $869,225 at
  June 30, 2001 and December 31, 2000, respectively                                         4,982                   5,198
Other assets                                                                                  653                     656
                                                                                         --------                 -------
  Total assets                                                                           $105,250                 $96,062
                                                                                         ========                 =======


                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
 Accounts payable                                                                        $  4,159                 $ 2,229
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                         4,740                   3,608
 Accrued employee costs                                                                     2,082                   1,696
 Accrued expenses                                                                           2,833                   2,446
 Income taxes payable                                                                       1,433                     392
                                                                                         --------                 -------
  Total current liabilities                                                                15,247                  10,371

Deferred income taxes                                                                       4,508                   4,425
                                                                                         --------                 -------
  Total liabilities                                                                        19,755                  14,796

Shareholders' equity:
 Preferred stock, no par value, 5,000,000 shares
  authorized, no shares issued and outstanding                                                  -                       -
 Common stock, no par value, 20,000,000 shares
  authorized, 11,705,916 and 11,681,500 shares
  issued and outstanding at June 30, 2001
  and December 31, 2000, respectively                                                       4,226                   4,195
 Additional paid-in capital                                                                36,095                  35,755
 Retained earnings                                                                         45,174                  41,316
                                                                                         --------                 -------
  Total shareholders' equity                                                               85,495                  81,266
                                                                                         --------                 -------
  Total liability and shareholders' equity                                               $105,250                 $96,062
                                                                                         ========                 =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                          2001              2000           2001             2000
                                                         -------          -------         -------         -------
                                                                (in thousands, except per share data)
Revenue                                                  $34,267          $28,380         $61,825         $60,121
Cost of revenue                                           28,630           25,930          53,905          55,123
                                                         -------          -------         -------         -------
Gross profit                                               5,637            2,450           7,920           4,998
General and administrative expenses                        1,202            1,036           2,343           2,160
                                                         -------          -------         -------         -------
Operating income                                           4,435            1,414           5,577           2,838
Other income (expense):
  Interest expense                                            (9)              11             (18)             (7)
  Interest income                                            265              293             579             612
  Other - net                                               (102)             (44)           (109)           (101)
                                                         -------          -------         -------         -------
                                                             154              260             452             504
                                                         -------          -------         -------         -------

Income before income taxes                                 4,589            1,674           6,029           3,342
Income taxes                                               1,649              646           2,171           1,207
                                                         -------          -------         -------         -------
Net income                                               $ 2,940          $ 1,028         $ 3,858         $ 2,135
                                                         =======          =======         =======         =======
Per share data:
  Basic earnings per share                                 $0.25            $0.09           $0.33           $0.18
                                                         =======          =======         =======         =======
  Diluted earnings per share                               $0.25            $0.09           $0.33           $0.18
                                                         =======          =======         =======         =======
Weighted-average shares                                   11,705           11,664          11,701          11,651
Effect of dilutive securities: employee stock options         97              104             123              89
                                                         -------          -------         -------         -------
Adjusted weighted-average shares                          11,802           11,768          11,824          11,740
                                                         =======          =======         =======         =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                Additional                          Total
                                           Common Stock           Paid-In         Retained       Shareholders'
                                        Shares       Amount       Capital         Earnings           Equity
                                     ------------    ------     -----------       --------       -------------
                                                         (in thousands, except share data)
Balance at January 1, 2001            11,681,500     $4,195       $35,755          $41,316          $81,266

Exercise of stock options                 24,416         31           281                -              312

Income tax benefit from
exercise of stock options                      -          -            59                -               59

Net income                                     -          -             -            3,858            3,858
                                      ----------     ------       -------          -------          -------
Balance at June 30, 2001              11,705,916     $4,226       $36,095          $45,174          $85,495
                                      ==========     ======       =======          =======          =======








       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         2001                   2000
                                                                                   -----------------      -----------------
                                                                                               (in thousands)
Cash flows from operating activities:
     Net income                                                                       $  3,858                $ 2,135
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
     Depreciation                                                                        2,188                  2,261
     Amortization                                                                          217                    138
     Deferred income taxes                                                                  83                    786
     Changes in operating assets and liabilities:
       Contracts receivable                                                            (14,631)                (1,246)
       Contract retainage                                                                 (984)                   905
       Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                       (1,167)                 2,472
       Prepaid expenses, inventory and other assets                                        501                   (141)
       Accounts payable                                                                  1,930                 (1,445)
       Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                        1,132                    166
       Accrued employee costs                                                              386                  1,060
       Accrued expenses                                                                    386                   (149)
       Income taxes payable                                                              1,041                 (1,253)
                                                                                      --------                -------
         Net cash provided by (used in) operating activities                            (5,060)                 5,689

Cash flows from investing activities:
     Capital expenditures, net                                                          (2,558)                  (670)
     Proceeds on the sale of property                                                    2,100                      -
     Purchase of short-term investments                                                   (396)                (4,391)
     Other                                                                                   3                    (57)
                                                                                      --------                -------
         Net cash used in investing activities                                            (851)                (5,118)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                               371                    427
                                                                                      --------                -------
         Net cash provided by financing activities                                         371                    427
                                                                                      --------                -------
Net increase (decrease) in cash and cash equivalents                                    (5,540)                   998
Cash and cash equivalents at beginning of period                                        10,079                  4,535
                                                                                      --------                -------
Cash and cash equivalents at end of period                                            $  4,539                $ 5,533
                                                                                      ========                =======



Supplemental cash flow information:

     Interest paid                                                                    $     18                $    17
                                                                                      ========                =======
     Income taxes paid                                                                $    810                $ 1,551
                                                                                      ========                =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND SIX MONTH
                      PERIODS ENDED JUNE 30, 2001 AND 2000


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

     The information presented at June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at June 30, 2001 and the results of its operations for the three months and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


NOTE 3 - NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company currently does not have any other intangible assets deemed to have indefinite lives. The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $433,000 ($0.04 diluted EPS) per year. During 2002, the Company will perform the required impairment tests of goodwill as of January 1, 2002, but has not yet determined what effect these tests will have on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     The Company's revenue for the three-month and six-month periods ended
June 30, 2001 was $34.3 million and $61.8 million, an increase of 20.7% and 2.8%, respectively, compared to $28.4 million and $60.1 million in revenue for the three-month and six-month periods ended June 30, 2000. Revenue increased as a result of the increase in the volume of direct labor hours applied to contracts in progress accompanied by increased prices available on several short-term contract jobs when comparing the three-month and the six-month periods ended June 30, 2001 to the similar periods of 2000.

     The more favorable weather conditions combined with the utilization of labor saving equipment enabled the Company to increase production volumes and profit margins. Also contributing to increased margins were increased product prices and deeper discounts from major suppliers of material and services. Gross profit increased $3.2 million or 131% and $2.9 million or 58% when comparing the three-month and six-month periods ended June 30, 2001 to the comparative periods in 2000. For the three-month and six-month periods ended June 30, 2001, gross profit was $5.6 million (16.5% of revenue) and $7.9 million (12.8% of revenue), compared to $2.5 million (8.6% of revenue) and $5.0 million (8.3% of revenue) of gross profit for the three-month and six-month periods ended June 30, 2000.

     The Company's general and administrative expenses were $1.2 million for the three-month period ended June 30, 2001 and $2.3 million for the six-month period ended June 30, 2001. This compares to $1.0 million for the three-month period ended June 30, 2000 and $2.2 million for the six-month period ended June 30, 2000. Although general and administrative expenses increased, the majority of the increases were related to costs that vary with sales volumes, primarily labor-related costs. As a percentage of revenue, general and administrative expenses decreased to 3.5% from 3.7% of revenue for the three-month periods ended June 30, 2001 and 2000, respectively, but increased to 3.8% from 3.6% of revenue for the comparative six-month periods.

     The Company had net interest income of $256,000 and $561,000 for the three-month and six-month periods ended June 30, 2001, respectively, compared to $304,000 and $605,000 for the three-month and six-month periods ended June 30, 2000. The current reduction in interest income is the result of cash utilization associated with the increase in production levels for the three-month and six-month periods.

     For the three-month period ended June 30, 2001, other-net, represented $102,000 of expenses compared to $44,000 of expenses for the period ended
June 30, 2000. For the six-month period ended June 30, 2001, other-net, represented $109,000 of expenses compared to $101,000 of expenses for the six-month period ended June 30, 2000. These expenses consist primarily of the Company's share of the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production.

LIQUIDITY AND CAPITAL RESOURCES


     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Although net cash used in operating activities was $5.1 million for the six-months ended June 30, 2001, working capital increased by $6.3 million to $43.4 million, resulting in a current ratio of 3.8 to 1. Net cash used in investing activities for the six months ended June 30, 2001 was $851,000, which included $2.1 million of proceeds on the sale of property, $2.6 million for the purchase of production machinery and equipment and facility improvements, and $396,000 for the purchase of short-term investments. In June 2001, the Company sold its 13-acre facility located in Harvey, Louisiana, which was previously occupied by Southport, Inc.

     The Company's credit agreement currently provides for a revolving line of credit of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The revolving line of credit matures December 31, 2002 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2001, the Company was in compliance with these covenants and had no outstanding borrowings under the revolving line of credit.

     Capital expenditures for the remaining six months of 2001 are budgeted to be approximately $7.2 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the revolving line of credit will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.


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

ITEM 1. LEGAL PROCEEDINGS.

        For a description of legal proceedings, see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 5. OTHER INFORMATION.

        On July 2, 2001 the Company announced the scheduled time for the release of its 2001 second quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

        On July 25, 2001 the Company announced its 2001 second quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.2.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

              99.1 Press release issued by the Company on July 2, 2001 announcing the scheduled time for the release of its 2001 second quarter earnings and its quarterly conference call.

              99.2 Press release issued by the Company on July 25, 2001 announcing its 2001 second quarter earnings and related matters.

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


Date: August 9, 2001

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
-------                         ----------------------

99.1 Press release issued by the Company on July 2, 2001 announcing the scheduled time for the release of its 2001 second quarter earnings and its quarterly conference call.

99.2 Press release issued by the Company on July 25, 2001 announcing its 2001 second quarter earnings and related matters.