Form 10-Q
period 2001-09-30
GULF ISLAND FABRICATION INC
filed 2001-11-08
CIK 1031623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 2001

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

                                YES [X]  NO [ ]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at November 8, 2001 was 11,706,264.

                         GULF ISLAND FABRICATION, INC.
                                     INDEX

                                                                                             Page
                                                                                             ----
PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements

    Consolidated Balance Sheets
     at September 30, 2001 (unaudited) and December 31, 2000                                    3

    Consolidated Statements of Income
     for the Three and Nine Months Ended September 30, 2001
     and 2000 (unaudited)                                                                       4

    Consolidated Statement of Changes in Shareholders' Equity
     for the Nine Months Ended September 30, 2001 (unaudited)                                   5

    Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2001
     and 2000 (unaudited)                                                                       6

    Notes to Consolidated Financial Statements                                                7-8

  Item 2. Management's Discussion and Analysis of Financial Condition and Results            9-10
          of Operations

PART II OTHER INFORMATION

  Item 1. Legal Proceedings                                                                    11

  Item 5. Other Information                                                                    11

  Item 6. Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                     12

EXHIBIT INDEX                                                                                 E-1

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                            September 30,          December 31,
                                                                                                 2001                   2000
                                                                                            -------------          ------------
                                                                                                        (in thousands)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                                                 $  4,676                $10,079
     Short-term investments                                                                      23,617                 16,024
     Contracts receivable, net                                                                   26,248                 15,922
     Contract retainage                                                                           2,201                    738
     Costs and estimated earnings in excess of billings on uncompleted contracts                  1,347                  2,419
     Prepaid expenses                                                                               858                  1,017
     Inventory                                                                                    1,180                  1,347
                                                                                               --------                -------
       Total current assets                                                                      60,127                 47,546
Property, plant and equipment, net                                                               40,482                 42,662
Excess of cost over fair value of net assets acquired less accumulated amortization
 of $ 1,194,125 and $ 869,225 at September 30, 2001 and December 31, 2000, respectively           4,873                  5,198
Other assets                                                                                        706                    656
                                                                                               --------                -------
       Total assets                                                                            $106,188                $96,062
                                                                                               ========                =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                          $  2,262                $ 2,229
     Billings in excess of costs and estimated earnings on uncompleted contracts                  5,011                  3,608
     Accrued employee costs                                                                       2,306                  1,696
     Accrued expenses                                                                             1,848                  2,446
     Income taxes payable                                                                         2,585                    392
                                                                                               --------                -------
       Total current liabilities                                                                 14,012                 10,371
Deferred income taxes                                                                             4,521                  4,425
                                                                                               --------                -------
       Total liabilities                                                                         18,533                 14,796
Shareholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized, no shares                            -                      -
      issued and outstanding
     Common stock, no par value, 20,000,000 shares authorized, 11,706,264 and                     4,227                  4,195
      11,681,500 shares issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively
     Additional paid-in capital                                                                  36,097                 35,755
     Retained earnings                                                                           47,331                 41,316
                                                                                               --------                -------
       Total shareholders' equity                                                                87,655                 81,266
                                                                                               --------                -------
       Total liability and shareholders' equity                                                $106,188                $96,062
                                                                                               ========                =======


The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                              2001           2000              2001             2000
                                              ----           ----              ----             ----
                                                     (in thousands, except per share data)
Revenue                                     $30,496         $27,544          $92,321          $87,665
Cost of revenue                              25,826          25,159           79,731           80,282
                                            -------         -------          -------          -------
Gross profit                                  4,670           2,385           12,590            7,383
General and administrative expenses           1,051           1,035            3,394            3,195
                                            -------         -------          -------          -------
Operating income                              3,619           1,350            9,196            4,188
Other income (expense):
  Interest expense                               (9)            (18)             (27)             (25)
  Interest income                               295             373              874              985
  Other - net                                  (628)            (68)            (737)            (169)
                                            -------         -------          -------          -------
                                               (342)            287              110              791
                                            -------         -------          -------          -------
Income before income taxes                    3,277           1,637            9,306            4,979
Income taxes                                  1,120             617            3,291            1,824
                                            -------         -------          -------          -------
Net income                                  $ 2,157         $ 1,020          $ 6,015          $ 3,155
                                            =======         =======          =======          =======
Per share data:
  Basic earnings per share                    $0.18           $0.09            $0.51            $0.27
                                            =======         =======          =======          =======
  Diluted earnings per share                  $0.18           $0.09            $0.51            $0.27
                                            =======         =======          =======          =======
Weighted-average shares                      11,706          11,680           11,702           11,661
Effect of dilutive securities:
 employee stock options                          52              96              100               89
                                            -------         -------          -------          -------
Adjusted weighted-average shares             11,758          11,776           11,802           11,750
                                            =======         =======          =======          =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                             Additional                     Total
                                                         Common Stock         Paid-In       Retained    Shareholders'
                                                       Shares     Amount      Capital       Earnings       Equity
                                                      --------   --------    ----------     --------    ------------
                                                                      (in thousands, except share data)
Balance at January 1, 2001                           11,681,500    $4,195        $35,755      $41,316      $81,266
Exercise of stock options                                24,764        32            283           --          315
Income tax benefit from exercise of stock options            --        --             59           --           59
Net income                                                   --        --             --        6,015        6,015
                                                     ----------    ------        -------      -------      -------
Balance at September 30, 2001                        11,706,264    $4,227        $36,097      $47,331      $87,655
                                                     ==========    ======        =======      =======      =======



        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     2001                  2000
                                                                                    ------                ------
                                                                                          (in thousands)
Cash flows from operating activities:
 Net income                                                                       $  6,015               $ 3,155
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                                                      3,302                 3,358
   Amortization                                                                        325                   206
   Deferred income taxes                                                                96                   520
   Changes in operating assets and liabilities:
     Contracts receivable                                                          (10,326)                 (917)
     Contract retainage                                                             (1,463)                2,988
     Costs and estimated earnings in excess of billings on uncompleted               1,072                 1,088
      contracts
     Prepaid expenses, inventory and other assets                                      326                  (300)
     Accounts payable                                                                   33                (1,074)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                       1,403                (1,516)
     Accrued employee costs                                                            610                  (121)
     Accrued expenses                                                                 (598)                1,332
     Income taxes payable                                                            2,193                  (437)
                                                                                  --------               -------
       Net cash provided by operating activities                                     2,988                 8,282

Cash flows from investing activities:
  Capital expenditures, net                                                         (3,222)               (1,859)
  Proceeds on the sale of property                                                   2,100                     -
  Purchase of short-term investments                                                (7,593)               (4,625)
  Other                                                                                (50)                 (187)
                                                                                  --------               -------
       Net cash used in investing activities                                        (8,765)               (6,671)

Cash flows from financing activities:
  Proceeds from exercise of stock options                                              374                   460
                                                                                  --------               -------
       Net cash provided by financing activities                                       374                   460
                                                                                  --------               -------
Net increase (decrease) in cash and cash equivalents                                (5,403)                2,071
Cash and cash equivalents at beginning of period                                    10,079                 4,535
                                                                                  --------               -------
Cash and cash equivalents at end of period                                        $  4,676               $ 6,606
                                                                                  ========               =======
Supplemental cash flow information:
  Interest paid                                                                   $     18               $    25
                                                                                  ========               =======
  Income taxes paid                                                               $    940               $ 1,616
                                                                                  ========               =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND NINE MONTH
                   PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

     The information presented at September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at September 30, 2001 and the results of its operations for the three months and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2 - CONTINGENCIES

     The Company was one of four defendants in a lawsuit in which the plaintiff claimed that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. In the third quarter, the Company and the other three defendants settled this lawsuit with the plaintiff. The Company's contribution to this settlement was $280,000, which was expensed in the third quarter. The Company reserved its right to seek, and intends to seek, recovery of legal fees and expenses from various underwriters. There are no assurances as to the size of the recovery, if any, with respect to this matter.

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

NOTE 4 - NOTES PAYABLE

  Effective October 24, 2001, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to December 31, 2003. The credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2001, the Company was in compliance with these covenants and had no outstanding borrowings under the Revolver.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The Company's revenue for the three-month and nine-month periods ended September 30, 2001 was $30.5 million and $92.3 million, an increase of 10.7% and 5.3%, respectively, compared to $27.5 million and $87.7 million in revenue for the three-month and nine-month periods ended September 30, 2000. Revenue increased as a result of the increase in the volume of direct labor hours applied to contracts in progress accompanied by increased prices available on several short-term contract jobs when comparing the three-month and the nine-month periods ended September 30, 2001 to the similar periods of 2000.

     The more favorable weather conditions combined with the utilization of labor saving equipment enabled the Company to increase production volumes and profit margins. Also contributing to increased margins were increased product prices and deeper discounts from major suppliers of material and services. Gross profit increased $2.3 million or 95.8% and $5.2 million or 70.5% when comparing the three-month and nine-month periods ended September 30, 2001 to the comparative periods in 2000. For the three-month and nine-month periods ended September 30, 2001, gross profit was $4.7 million (15.3% of revenue) and $12.6 million (13.6% of revenue), compared to $2.4 million (8.7% of revenue) and $7.4 million (8.4% of revenue) of gross profit for the three-month and nine-month periods ended September 30, 2000.

     The Company's general and administrative expenses were $1.1 million for the three-month period ended September 30, 2001 and $3.4 million for the nine-month period ended September 30, 2001. This compares to $1.0 million for the three-month period ended September 30, 2000 and $3.2 million for the nine-month period ended September 30, 2000. Although general and administrative expenses increased, the majority of the increases were related to costs that vary with sales volumes, primarily labor-related costs. As a percentage of revenue, general and administrative expenses decreased to 3.4% from 3.8% of revenue for the three-month periods ended September 30, 2001 and 2000, respectively, but increased to 3.7% from 3.6% of revenue for the comparative nine-month periods.

     The Company had net interest income of $286,000 and $847,000 for the three-month and nine-month periods ended September 30, 2001, respectively, compared to $355,000 and $960,000 for the three-month and nine-month periods ended September 30, 2000. The current reduction in interest income is the result of a reduction in the short-term interest rates when comparing 2001 to 2000.

     For the three-month period ended September 30, 2001, other-net, represented $628,000 of expenses compared to $68,000 of expenses for the three-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, other-net, represented $737,000 of expenses compared to $169,000 of expenses for the nine-month period ended September 30, 2000. Included in other-net for the three months ended September 30, 2001 is $280,000 for the settlement of the lawsuit that is described in Note 2-Contingencies to the consolidated financial statements. Also included in other-net is the Company's share of expenses related to the MinDOC, LLC activities to design and market the MinDOC floating platform concept for deepwater drilling and production, which was $170,000 and $279,000 compared to $68,000 and $169,000 for the three-month and nine-month periods ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit. Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2001, which contributed to a 24% increase in working capital to $46.1 million, resulting in a current ratio of 4.3 to 1. Net cash used in investing activities for the nine months ended September 30, 2001 was $8.8 million, which included $2.1 million of proceeds on the sale of property, $3.3 million for the purchase of production machinery and equipment and facility improvements, and $7.6 million for the purchase of short-term investments. In June 2001, the Company sold its 13-acre facility located in Harvey, Louisiana, which was occupied by Southport, Inc. prior to moving its operations to a facility in Houma, Louisiana.

     The Company's credit agreement currently provides for a revolving line of credit of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The revolving line of credit matures December 31, 2003 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2001, the Company was in compliance with these covenants and had no outstanding borrowings under the revolving line of credit.

     Capital expenditures for the remaining three months of 2001 are budgeted to be approximately $1.7 million, including improvements to the facilities and various other fabrication equipment. Management believes that its available funds, cash generated by operating activities and funds available under the revolving line of credit will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  The Company was one of four defendants in a lawsuit in which the plaintiff claimed that the Company improperly installed certain attachments to a jacket that it had fabricated for the plaintiff. In the third quarter, the Company and the other three defendants settled this lawsuit with the plaintiff. The Company's contribution to this settlement was $280,000, which was expensed in the third quarter. The Company reserved its right to seek, and intends to seek, recovery of legal fees and expenses from various underwriters. There are no assurances as to the size of the recovery, if any, with respect to this matter.

ITEM 5. OTHER INFORMATION.

  On October 15, 2001 the Company announced the scheduled time for the release of its 2001 third quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

  On October 24, 2001 the Company announced its 2001 third quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

        10.1 Second Amendment to Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, NA and Whitney National Bank dated October 24, 2001.

        99.1 Press release issued by the Company on October 15, 2001 announcing the scheduled time for the release of its 2001 third quarter earnings and its quarterly conference call.

        99.2 Press release issued by the Company on October 24, 2001 announcing its 2001 third quarter earnings and related matters.

   (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GULF ISLAND FABRICATION, INC.

                                  By: /s/ Joseph P. Gallagher, III
                                     -----------------------------------
                                     Joseph P. Gallagher, III
                                     Vice President - Finance, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     Officer and Duly Authorized Officer)

Date: November 8, 2001

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBIT
-------                 ----------------------

  10.1 Second Amendment to Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, NA and Whitney National Bank dated October 24, 2001.

  99.1 Press release issued by the Company on October 15, 2001 announcing the scheduled time for the release of its 2001 third quarter earnings and its quarterly conference call.

  99.2 Press release issued by the Company on October 24, 2001 announcing its 2001 third quarter earnings and related matters.