Form 10-K405
period 2001-12-31
GULF ISLAND FABRICATION INC
filed 2002-03-22
CIK 1031623

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2002 was approximately $105,224,634.

  The number of shares of the Registrant's common stock, no par value per share, outstanding at March 1, 2002 was 11,708,844.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 2002 Annual Meeting of Shareholders to be held April 24, 2002 have been incorporated by reference into Part II and
Part III of this Form 10-K.

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

    Items 1 and 2. Business and Properties..............................     1
    Item 3.        Legal Proceedings....................................    11
    Item 4.        Submission of Matters to a Vote of Security Holders..    11
    Item 4A.       Executive Officers of the Registrant.................    11

 PART II

    Item 5.        Market for Registrant's Common Equity and Related
                    Stockholder Matters.................................    12
    Item 6.        Selected Financial Data..............................    13
    Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................    14
    Item 7A.       Quantitative and Qualitative Disclosure About Market
                    Risk................................................    17
    Item 8.        Financial Statements and Supplementary Data..........    17
    Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................    18

 PART III

    Item 10.       Directors and Executive Officers of the Registrant...    18
    Item 11.       Executive Compensation...............................    18
    Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management..........................................    18
    Item 13.       Certain Relationships and Related Transactions.......    18

 PART IV

    Item 14.       Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.........................................    18

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

General

  Gulf Island Fabrication, Inc. (the "Company"), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as ("TLPs, SPARs and FPSOs"); piles, wellhead protectors, subsea templates and various production, compressor and utility modules; and offshore living quarters. Services provided by the Company include offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales.

  The Company was founded in 1985 by a group of investors, including Alden J. "Doc" Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. The Company's primary facilities are located on 620 acres, of which 271 are currently developed for fabrication activities with 347 acres available for future expansion. These facilities allow the Company to build jackets for installation in water depths of up to 800 feet and deck sections for fixed or floating production platforms for use in unlimited water depths. In addition, the Company is able to build certain hull sections of floating production platforms, typically for use in water depths greater than 1,000 feet.

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

  In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept ("MinDOC"). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, since October 1, 2001, the Company has owned a 60% interest in MinDOC, L.L.C. with the balance owned by an engineering company. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

  In November 1999 the Company announced that it had formed a wholly owned subsidiary, Gulf Island MinDOC Company ("GIMCO"), to develop and market deepwater oil and gas production structures, including a MinDOC, the deepwater floating, drilling, and production concept that the Company has a proprietary interest in. When fully operational, the subsidiary will be headquartered in Houston, Texas.

  Effective January 1, 2000, all of the operating assets, buildings and properties owned directly by the Company were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the Company. As a result, the existing Gulf Island Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries.

Description of Operations

  The Company's primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. The Company also has the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms and fabricate various other types of steel structures. With its acquisition of Southport, the Company has also increased its presence in the market for the fabrication of living quarters for installation on such platforms.

  The Company uses the latest welding and fabrication technology available, and all of the Company's products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. All of the Company's operating subsidiaries are certified as either ISO 9001 or ISO 9002 fabricators for their respective quality assurance programs. See "-- Safety and Quality Assurance."

  Fabrication of Offshore Platforms. The Company fabricates structural components of fixed platforms for use in the offshore development and production of oil and gas. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas, although in recent years there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

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

  Most of the steel used in the Company's operations arrives at the Company's fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections (which vary in diameter up to 12 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that supports the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. The Company's ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish the Company from all but three of its domestic competitors.

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

  Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on the Company's ability to fabricate decks is the weight capacity of the barges that transport the decks from the Company's yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the Gulf of Mexico, and management believes that currently there are no decks installed in the Gulf of Mexico that could not have been constructed at the Company's facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect its share of the market for deck construction.

  The Company can also fabricate sections of, and structures used in connection with, TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform's deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet.

  The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company's ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. In July 1998 the Company completed the fabrication of the deck section and floating hull of a TLP designed for installation in 1,800 feet of water. In August 1999 the Company completed the construction of a similar hull that was installed in 3,200 feet of water. To the Company's knowledge, these are the first two TLPs of this size to be constructed entirely in the United States. With TLP's and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company's participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

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

Facilities and Equipment

  Facilities. The Company's corporate headquarters and main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes one 17,000 square foot building that houses administrative staff, 180,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits outloading of heavy structures. In December 2001 the Company began purchasing material for the construction of a new fabrication building scheduled to be completed in the third quarter of 2002. When completed, the new building will be 250 feet wide, 350 feet deep and 100 feet high. This will provide an additional 87,500 feet of covered fabrication area to the Company's existing facilities. The new building will allow the Company to fabricate large deck sections that measure 100 feet wide and weigh up to 800 tons under a totally covered fabrication area.

  The Company's west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of unimproved land, which could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead.

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

  The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter, auto core flux and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

  In January 2001 Southport relocated its operations to the east bank of the Houma Navigation Canal across Thompson Road from the Company's main fabrication yard. In February 2001 the Company purchased an additional 11.7 acres of land adjacent to it's existing property. The expanded facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. Also located on the property is an additional two-story, 2,100 square foot administration building. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean going vessels and the outloading of heavy loads.

  The Company owns all of the foregoing properties.

  Equipment. The Company's main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. The Company's west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. The Company also currently uses 14 crawler cranes, which range in tonnage capacity from 150 to 300 tons and service both of the Company's yards. The Company owns these cranes, thus avoiding the need to rent cranes on a monthly basis except in times of very high activity levels. The Company has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. The Company performs routine repairs and maintenance on all of its equipment.

  The Company's plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, the Company is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow the Company to participate as subcontractor on projects awarded to other contractors. The Company has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of the Company's fabrication projects. The design output of the facility also allows the Company to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides the Company a competitive advantage by reducing labor costs and demonstrates the Company's commitment to being a good neighbor to the community and the environment.

  Dolphin Services owns three spud barges and leases one barge for use in connection with its inshore construction activities, with each barge being equipped with a crane that has the lifting capacity of 60 to 100 tons. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons and five smaller crawler cranes ranging from 60 to 100 tons lifting capacity.

Materials and Supplies

  The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

Safety and Quality Assurance

  Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs four in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets twice a month to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every three months. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

Customers and Contracting

  The Company's customers are primarily major and independent oil and gas exploration and production companies. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 86% of the Company's revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore West Africa and Latin America.

  A large portion of the Company's revenue has historically been generated by a few customers (El Paso Corporation, Anadarko Petroleum Corporation, ChevronTexaco Corp. and Global Industries Ltd.), although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 21% (El Paso Corporation which includes projects for a subsidiary of The Coastal Corporation prior to its merger with El Paso Corporation), 13% (Anadarko), and 33% (Texaco, Inc., prior to its merger with Chevron Corp., and Global Industries combined) of revenue for fiscal 2001, 2000, and 1999, respectively. In addition, at December 31, 2001, 62% of the Company's backlog was for the same customer, which was for a large topside destined for deepwater Gulf of Mexico. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

  Under fixed price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company's labor force are the primary factors affecting the Company's operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company's projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the applicable subsidiary's President and the Company's Executive Vice President of Operations. As an incentive to control costs, the Company gives bonuses to its employees totaling 5% of the Company's income before taxes.

Seasonality

  Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonality of the Company's operations, the Company's operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company's construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company's customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate portion of the Company's income has historically been earned during the second and third quarters of the year, and in the past the Company has occasionally incurred losses during the first and fourth quarters of the year.

  The table below indicates for each quarter of the Company's last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

                                2001                2000                1999
                         ------------------- ------------------- -------------------
                         1st  2nd  3rd  4th  1st  2nd  3rd  4th  1st  2nd  3rd  4th
                         Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr. Qtr.
                         ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ---- ----
Revenue................. 24%  30%  27%  19%  28%  25%  25%  22%  25%  23%  24%  28%
Gross profit............ 15%  37%  30%  18%  24%  23%  23%  30%  29%  28%  25%  18%
Net income.............. 13%  40%  30%  17%  26%  25%  24%  25%  29%  29%  26%  16%
Direct labor hours (in
 000's)................. 411  460  445  343  434  410  408  400  500  459  459  433

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

  The Company currently has three primary competitors, Technip CSO/Aker Gulf Marine, McDermott International, Inc., and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in the Gulf of Mexico in water depths greater than 300 feet. In addition to these three companies, the Company primarily competes with five other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of the Company's competitors have greater financial and other resources than the Company.

  Management believes that, while new competitors can enter the market for smaller structures relatively easily, it is more difficult to enter the market for jackets designed for use in water depths greater than 300 feet.

This difficulty results from the substantial investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel.

  Management believes that the Company's competitive pricing, expertise in fabricating offshore structures and its certification as ISO 9001 and ISO 9002 fabricators will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, the Company may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

Backlog

  As of December 31, 2001, the Company's backlog was $54.4 million, $44.1 million of which management expects to be performed during 2002. Of the $54.4 million backlog at December 31, 2001, approximately 62% was for the same customer, which was for a large topside destined for deepwater Gulf of Mexico.

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

  The Houma Navigation Canal provides the only means of access for the Company's products from the Company's facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges required to transport many of the Company's products, with the result that the Company's operations and financial position could be materially and adversely affected.

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

  The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates with respect to its operations. The kinds of permits, licenses and certificates required in the Company's operations depend upon a number of factors. The Company believes that it has all material permits, licenses and certificates necessary for the conduct of its existing business.

  The Company's compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which historically have resulted in approximately $180,000 in expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

Insurance

  The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company's facilities. All policies are subject to deductibles and other coverage limitations. The Company also maintains a builder's risk policy for its construction projects and general liability insurance. The Company and its subsidiary, Gulf Island, L.L.C., are self-insured for workers' compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers' compensation and for U.S. longshoreman and harbor workers' coverage. Dolphin Services and Southport are conventionally insured for workers' compensation liability with deductibles of $100,000 and $25,000, respectively. The Company also maintains maritime employer's liability insurance. Although management believes that the Company's insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

  The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 2001, the number of Company employees ranged from approximately 690 to 850. As of March 1, 2002, the Company had approximately 750 employees. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees are employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is very good.

  The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends not only upon customer demand but also the Company's ability to increase its labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While the Company believes its relationship with its skilled labor force is very good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

  As part of an effort to maintain its workforce, the Company has instituted and enhanced several incentive programs and expanded its training facility for its current employees. The Company has facilities to train its employees on productivity and safety matters. The Company is committed to training its employees and offers advancement through in-house and outsourced training programs for skilled craft, supervisory and management personnel.

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

Item 3. Legal Proceedings

  The Company is subject to various routine legal proceedings in the normal conduct of its business primarily involving commercial claims, workers' compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 4A. Executive Officers of the Registrant

  Listed below are the names, ages and offices held by each of the executive officers of the Company as of March 1, 2002. All officers of the Company serve at the pleasure of the Company's Board of Directors.

                 Name                 Age                Position
                 ----                 ---                --------
 Kerry J. Chauvin.................... 54  Chairman of the Board, President and
                                           Chief Executive Officer
 Kirk J. Meche....................... 39  Executive Vice President--Operations
                                           and President of Gulf Island, L.L.C.
                                           (fabrication subsidiary)
 Murphy A. Bourke.................... 57  Executive Vice President--Marketing
 Joseph P. Gallagher, III............ 51  Vice President--Finance, Chief
                                           Financial Officer, and Treasurer

  Kerry J. Chauvin was elected Chairman of the Board effective April 25, 2001. Mr. Chauvin has served as the Company's President since the Company's inception and has served as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company's Chief Operating Officer from inception to January 1990. He has over 20 years of experience in the fabrication industry including serving from 1979 to 1984 as President of Delta Fabrication, the assets of which were purchased by the Company in 1985, and as Executive Vice President, General Manager and Manager of Engineering with Delta Fabrication from 1977 to 1979. From 1973 to 1977, he was employed by Delta Shipyard as Manager of New Construction and as a Project Manager. Mr. Chauvin holds both an M.B.A. degree and a B.S. degree in Mechanical Engineering from Louisiana State University.

  Kirk J. Meche became Executive Vice President--Operations of the Company and President of Gulf Island, L.L.C. effective February 1, 2001. Mr. Meche served as President of Southport, Inc. from December 1999 to February 2001 and Vice President of Operations from February 1999 to December 1999. He was a Project Manager for the Company from 1996 to 1999. Mr. Meche served in various capacities with McDermott Fabrication and Shipyard from 1985 to 1996 including Structural Engineer, Hull Engineering Supervisor and Project Manager. He received his B.S. degree in Engineering Design from Louisiana State University in 1985.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's common stock, no par value per share (the "Common Stock"), is traded on the Nasdaq Stock Market under the symbol "GIFI." At March 8, 2002, the Company had approximately 2,300 holders of record of Common Stock.

  The following table sets forth the high and low bid prices per share of the Common Stock, as reported by the Nasdaq Stock Market, for each fiscal quarter of the two most recent fiscal years.

                                                                    High   Low
                                                                   ------ ------
Fiscal Year 2001
  First Quarter................................................... $20.50 $16.13
  Second Quarter..................................................  18.25  14.30
  Third Quarter...................................................  14.34   7.75
  Fourth Quarter..................................................  13.02   7.84

                                                                    High   Low
                                                                   ------ ------
Fiscal Year 2000
  First Quarter................................................... $14.63 $ 8.56
  Second Quarter..................................................  19.00  11.75
  Third Quarter...................................................  18.69  14.00
  Fourth Quarter..................................................  19.50  13.00

  The Company has not paid dividends since 1997. The Company currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its Common Stock in the foreseeable future.

  Information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of December 31, 2001 will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

  The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2001 are derived from the audited financial statements of the Company. The table also sets forth unaudited pro forma financial information as of and for the year ended December 31, 1997 that gives effect to the termination of the Company's S Corporation status, as further explained in Note 2 to this Item 6. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                         Year Ended December 31,
                               ------------------------------------------------
                                 2001      2000      1999    1998(1)     1997
                               --------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Income Statement Data:
  Revenue....................  $113,697  $112,090  $120,241  $192,372  $136,355
  Cost of revenue............    98,330   101,648   105,813   156,326   112,033
                               --------  --------  --------  --------  --------
  Gross profit...............    15,367    10,442    14,428    36,046    24,322
  General and administrative
   expenses..................     4,435     4,489     4,210     6,023     4,670
                               --------  --------  --------  --------  --------
  Operating income...........    10,932     5,953    10,218    30,023    19,652
  Net interest income
   (expense).................     1,067     1,298       681       172      (118)
  Other, net income
   (expense).................      (748)     (558)     (116)       (4)        9
                               --------  --------  --------  --------  --------
  Income before income
   taxes.....................    11,251     6,693    10,783    30,191    19,543
  Income taxes...............     3,990     2,507     4,097    11,359     5,973
  Cumulative deferred tax
   provision (2).............       --        --        --        --      1,144
                               --------  --------  --------  --------  --------
  Net income.................  $  7,261  $  4,186  $  6,686  $ 18,832  $ 12,426
                               ========  ========  ========  ========  ========

Income Summary Data (Pro Forma 1997
 (unaudited)):
  Income before provision for
   income taxes..............                                          $ 19,543
  Provision for income
   taxes.....................                                             5,976
  Provision for income taxes
   (2).......................                                             1,379
                                                                       --------
  Net income.................                                          $ 12,188
                                                                       ========
  Basic earnings per share...  $   0.62  $   0.36  $   0.57  $   1.62  $   1.15
                               ========  ========  ========  ========  ========
  Diluted earnings per
   share.....................  $   0.62  $   0.36  $   0.57  $   1.61  $   1.14
                               ========  ========  ========  ========  ========
  Weighted-average common
   shares....................    11,704    11,666    11,638    11,630    10,633
                               ========  ========  ========  ========  ========
  Adjusted weighted-average
   common shares.............    11,789    11,756    11,691    11,703    10,700
                               ========  ========  ========  ========  ========

                                            As of December 31,
                               ------------------------------------------------
                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                              (in thousands)
Balance Sheet Data:
  Working capital............  $ 46,601  $ 37,175  $ 31,787  $ 25,239  $ 17,555
  Property, plant and
   equipment, net............    41,666    42,662    43,664    45,418    34,505
  Total assets...............   102,538    96,062    95,049    97,740    67,678
  Debt.......................       --        --        --      3,000       --

                                         Year Ended December 31,
                               ------------------------------------------------
                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                              (in thousands)
Operating Data:
  Direct labor hours worked
   (3).......................     1,659     1,652     1,851     2,615     2,150
  Backlog (4)
   Direct labor hours........       838       437       682     1,079     1,341
   Dollars...................  $ 54,400  $ 26,600  $ 38,900  $ 67,300  $ 86,300

--------
(1) Includes results of operations of Southport, Inc. from January 1, 1998.
(2) Includes pro forma effect for the application of federal and state income taxes to the Company as if it were a C Corporation for tax purposes. Prior to the Initial Public Offering, the Company elected to terminate its S Corporation status. As a result, the Company became subject to corporate level income taxation. In conjunction with the termination of S Corporation status, the Company paid a distribution of $14 million to its shareholders representing substantially all of the Company's remaining undistributed S Corporation earnings through April 4, 1997. The S Corporation earnings for the period April 1, 1997 to April 4, 1997 were an immaterial part of the total distribution. The balance sheet of the Company as of December 31, 1997 reflected a deferred income tax liability of $1.9 million, which included $1.1 million of deferred income tax liability that resulted from the termination of the S Corporation status.
(3) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.
(4) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

  The Company's results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and
(iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. Over the first three of the past seven years, generally favorable trends in these factors led to increased activity levels in the Gulf of Mexico. In the past four years, however, the distraction caused by consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in the exploration and development activity factors, have caused a corresponding reduction in the level of oil and gas development activity.

  Development activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and continued to decline throughout 2000. This had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, with a resulting decline in pricing levels for their services through the end of 2000. While 2001 did not result in a significant improvement in market conditions in the fabrication sector of the oil and gas industry, the Company did experience some stability in the awarding of projects, with several projects being awarded at increased pricing levels from 2000.

  The combination of the backlog at December 31, 2000, projects awarded during 2001 with increased profit margins and continually improving market conditions, resulted in a stronger performance in 2001 compared to 2000. Revenue in 2001 was $113.7 million, a 1.4% increase compared to 2000 revenue, and net income was $7.3 million, a 73.5% increase compared to 2000 net income. In the third quarter of 2001 the Company was awarded a large topside destined for deep water Gulf of Mexico, resulting in a 105% increase in backlog at December 31, 2001 to $54.4 million compared to $26.6 million at December 31, 2000.

  The dollar value of projects available in the market is significantly below those levels of four to five years ago. Competition for available projects remains intense and near term, future margins will likely remain uncertain. Cost reduction measures are continuously reviewed to meet these conditions. In the longer term, demand for the Company's services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. At some point, however, it is expected that demand for the Company's products and services should recover as oil and gas reserves are reduced and the Company's customers are forced to replace them.

  During 2001, the Company's workforce ranged from approximately 850 to 690 employees. Due to current demand for the Company's products and services, the Company does not anticipate the need to engage a material amount of contract labor in the foreseeable future.

Critical Accounting Policies and Estimates

  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 to the consolidated financial statements), the following involve a higher degree of judgment and complexity.

 Revenue Recognition

  The majority of the Company's revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Profit incentives from customers are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when collection is probable. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

 Goodwill Impairment--Southport Acquisition

  In assessing the recoverability of the Company's excess of cost over the fair value of the net assets acquired (goodwill) from the Southport acquisition, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. During the year ended December 31, 2001, the Company evaluated goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," by estimating the future cash flows arising from existing contracts and projected contracts, specifically those for which bids were outstanding. The Company did not record an impairment charge during the year ended December 31, 2001. If the Company's estimates or their related assumptions were to change as it relates to estimated profit margins on contracts or the Company's assessment of the likelihood of the projected contracts being awarded, the Company may be required to record an impairment charge for these assets. At December 31, 2001, unamortized goodwill was $4.8 million.

  Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company will apply the new rules for accounting for goodwill beginning in the first quarter of 2002. The Company has not yet determined the impact of the new standard on its financial position.

Results of Operations

 Comparison of the Years Ended December 31, 2001 and 2000

  The Company's revenue for the year ended December 31, 2001 was $113.7 million, an increase of 1.4%, compared to $112.1 million in revenue for the year ended December 31, 2000. Revenue for 2001 remained relatively stable when compared to 2000 revenue due to a consistent volume of direct labor hours applied to contracts for both years.

  The cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs were 86.5% and 90.7% for the years ended December 31, 2001 and 2000, respectively. The utilization of labor saving equipment enabled the Company to maintain production volumes while increasing profit margins. Also contributing to increased profit margins were increased product prices and discounts from major suppliers of material and services. Gross profit increased $4.9 million or 47.2% when comparing 2001 to 2000. For the year ended December 31, 2001, gross profit was $15.4 million (13.5% of revenue), compared to $10.4 million (9.3% of revenue) of gross profit for the year ended December 31, 2000.

  The Company's general and administrative expenses were $4.4 million for the year ended December 31, 2001 compared to $4.5 million for the year ended December 31, 2000. These expenses as a percentage of revenue were 3.9% compared to 4.0% for the years ended December 31, 2001 and 2000, respectively. By continuously monitoring general and administrative costs, the Company was able to keep these costs relative to production volumes.

  The Company's net interest income decreased to $1.1 million for the year ended December 31, 2001 compared to $1.3 million for 2000. The current reduction in interest income is the result of a reduction in short-term interest rates when comparing 2001 to 2000. Other expense increased to $748,000 in 2001 from $558,000 in 2000. This expense includes $288,000 related to the Company's portion of the net loss of MinDOC, L.L.C. as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production. Also included in the other-net was $280,000 for the settlement of a lawsuit the Company had been involved in for several years and $180,000 resulting from a loss the Company had on the sale of the 13-acre facility Southport previously occupied in Harvey, Louisiana.

 Comparison of the Years Ended December 31, 2000 and 1999

  The Company's revenue for the year ended December 31, 2000 was $112.1 million, a decrease of 6.7%, compared to $120.2 million in revenue for the year ended December 31, 1999. Revenue decreased as a result of the delay in the anticipated recovery in the late cycle sectors, such as offshore fabrication, in which the Company operates. The prolonged delay in the recovery of offshore fabrication caused a reduced demand and, thus reduced margins on the goods and services the Company provides. These factors also generated a decrease in the volume of direct labor hours applied to contracts for the year ended December 31, 2000, compared to the year ended December 31, 1999 (1.7 million in 2000 versus 1.9 million in 1999). The combination of reduced volume and lower margins caused a 27.1% decrease in gross profit to $10.5 million (9.4% of revenue) for the year ended December 31, 2000 compared to gross profit of $14.4 million (12.0% of revenue) for the year ended December 31, 1999.

  The cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs were 90.6% and 88.0% for the years ended December 31, 2000 and 1999, respectively.

  The Company's general and administrative expenses were $4.5 million for the year ended December 31, 2000 compared to $4.2 million for the year ended December 31, 1999. These expenses as a percentage of revenue were 4.0% compared to 3.5% for the years ended December 31, 2000 and 1999, respectively. The increase of approximately $300,000 was primarily related to increased legal fees related to negotiating the agreement with the former Southport, Inc. shareholders to an early payout of contingent payments.

  The Company's net interest income increased to $1.3 million for 2000 compared to $681 thousand for 1999. The Company's cash provided by operations has remained at a level that has allowed the Company to make capital expenditures and acquisitions without incurring any debt, thus increasing its cash and short term investments. Other expense increased to $558,000 in 2000 from $116,000 in 1999. This expense is primarily comprised of the Company's portion of the net loss of MinDOC, L.L.C. as it continued to design and market the MinDOC floating platform concept for deepwater drilling and production.

Liquidity and Capital Resources

  Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit (the "Revolver"). Net cash provided by operating activities was $12.0 million for the year ended December 31, 2001, while working capital was $46.6 million (an increase of 25.4%) at December 31, 2001. The ratio of current assets to current liabilities increased to 6.26 to 1 at December 31, 2001 from 4.6 to 1 at December 31, 2000. Net cash used in investing activities for the year ended December 31, 2001 was $11.2 million, which included $2.1 million of proceeds on the sale of property, $7.7 million for the purchase of short term investments, and $5.5 million of capital expenditures. In June 2001 the Company sold its 13 acre facility located in Harvey, Louisiana, which was occupied by Southport, Inc. prior to moving its operations to a facility in Houma, Louisiana. The Company's capital expenditures during 2001 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force.

  The Company's Revolver provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2003, and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company paid a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2001, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $1,415,000 which reduces the unused portions of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2001, the Company was in compliance with these covenants.

  The Company's Board of Directors approved a capital budget of $12.6 million for 2002, including additional yard and facility expansion improvements. Specifically approved in the budget is $6.2 million for the construction of a new fabrication building to be located in the main yard scheduled to be completed in the third quarter of 2002. When completed the new building will be 250 feet wide, 350 wide deep and 100 feet high. This will provide an additional 87,500 square feet of covered fabrication area to the Company's existing facilities. The new building will allow the Company to fabricate large deck sections that measure 100 feet wide and weigh up to 800 tons under a totally covered fabrication area. Also approved in the budget is $2.2 million for the purchase of four, rubber tired, hydraulic transporters that will allow fabricated deck sections that weigh as much as 800 tons to be transported around the facility. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company has a $20.0 million line of credit with its commercial banks. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London interbank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information called for by this item either will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders or is included in Item 4A of this report on Form 10-K. Such information is incorporated herein by reference.

Item 11. Executive Compensation

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following financial statements, schedules and exhibits are filed as part of this Report:

    (i) Financial Statements

                                                                          Page
                                                                          ----
      Report of Independent Auditors..................................... F-1
      Consolidated Balance Sheets at December 31, 2001 and at December
       31, 2000.......................................................... F-2
      Consolidated Statements of Income for the Years Ended December 31,
       2001, 2000, and 1999.............................................. F-3
      Consolidated Statements of Changes in Shareholders' Equity for the
       Years Ended December 31, 2001, 2000, and 1999..................... F-4
      Consolidated Statements of Cash Flows for the Years Ended December
       31, 2001, 2000 and 1999........................................... F-5
      Notes to Consolidated Financial Statements......................... F-6

    (ii) Schedules

    Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere herein.

    (iii) Exhibits

  See Exhibit Index on page E-1. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit. Such requests should be addressed to Investor Relations, Gulf Island Fabrication, Inc., P.O. Box 310, Houma, LA 70361-0310.

  (b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the last quarter of the period for which this report is filed.

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

FPSO:                            Floating Production Storage and Offloading vessel.

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

SPAR: A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers ("hard tanks") at the top and stabilized by a structure ("midsection") hanging from the hard tanks.

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

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

  We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
January 30, 2002

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
                                                                (in thousands)
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents................................... $ 11,274 $10,079
  Short-term investments......................................   23,758  16,024
  Contracts receivable, net...................................   14,231  15,922
  Contract retainage..........................................    1,736     738
  Costs and estimated earnings in excess of billings on
   uncompleted contracts......................................    1,961   2,419
  Prepaid expenses............................................    1,170   1,017
  Inventory...................................................    1,331   1,347
                                                               -------- -------
    Total current assets......................................   55,461  47,546
Property, plant and equipment, net............................   41,666  42,662
Excess of cost over fair value of net assets acquired less
 accumulated amortization of $1,302,425 and $869,225 at
 December 31, 2001 and 2000, respectively.....................    4,765   5,198
Other assets..................................................      646     656
                                                               -------- -------
    Total assets.............................................. $102,538 $96,062
                                                               ======== =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Accounts payable............................................ $  1,660 $ 2,229
  Billings in excess of costs and estimated earnings on
   uncompleted contracts......................................    2,891   3,608
  Accrued employee costs......................................    2,012   1,696
  Accrued expenses............................................    1,929   2,446
  Income taxes payable........................................      368     392
                                                               -------- -------
    Total current liabilities.................................    8,860  10,371
Deferred income taxes.........................................    4,773   4,425
                                                               -------- -------
    Total liabilities.........................................   13,633  14,796
Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized,
   no shares issued and outstanding...........................       --      --
  Common stock, no par value, 20,000,000 shares authorized,
   11,706,864 and 11,681,500 shares issued and outstanding at
   December 31, 2001 and 2000, respectively...................    4,227   4,195
  Additional paid-in capital..................................   36,101  35,755
  Retained earnings...........................................   48,577  41,316
                                                               -------- -------
    Total shareholders' equity................................   88,905  81,266
                                                               -------- -------
    Total liabilities and shareholders' equity................ $102,538 $96,062
                                                               ======== =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                    Year ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Revenue........................................... $113,697  $112,090  $120,241
Cost of revenue...................................   98,330   101,648   105,813
                                                   --------  --------  --------
Gross profit......................................   15,367    10,442    14,428
General and administrative expenses...............    4,435     4,489     4,210
                                                   --------  --------  --------
Operating income..................................   10,932     5,953    10,218
Other income (expense)
  Interest expense................................      (36)      (34)      (58)
  Interest income.................................    1,103     1,332       739
  Other, net......................................     (748)     (558)     (116)
                                                   --------  --------  --------
                                                        319       740       565
                                                   --------  --------  --------
Income before income taxes........................   11,251     6,693    10,783
Income taxes......................................    3,990     2,507     4,097
                                                   --------  --------  --------
Net income........................................ $  7,261  $  4,186  $  6,686
                                                   ========  ========  ========
Earnings per share data:
  Basic........................................... $   0.62  $   0.36  $   0.57
                                                   ========  ========  ========
  Diluted......................................... $   0.62  $   0.36  $   0.57
                                                   ========  ========  ========


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (in thousands, except share data)

                             Common Stock    Additional              Total
                           -----------------  Paid-In   Retained Shareholders'
                             Shares   Amount  Capital   Earnings    Equity
                           ---------- ------ ---------- -------- -------------
Balance at January 1,
 1999..................... 11,638,400 $4,162  $35,124   $30,444     $69,730
Income tax benefit from
 exercise of stock
 options..................         --     --      202        --         202
Net income................         --     --       --     6,686       6,686
                           ---------- ------  -------   -------     -------
Balance at December 31,
 1999..................... 11,638,400  4,162   35,326    37,130      76,618
Exercise of stock
 options..................     43,100     33      303        --         336
Income tax benefit from
 exercise of stock
 options..................         --     --      126        --         126
Net income................         --     --       --     4,186       4,186
                           ---------- ------  -------   -------     -------
Balance at December 31,
 2000..................... 11,681,500  4,195   35,755    41,316      81,266
Exercise of stock
 options..................     25,364     32      287        --         319
Income tax benefit from
 exercise of stock
 options..................         --     --       59        --          59
Net income................         --     --       --     7,261       7,261
                           ---------- ------  -------   -------     -------
Balance at December 31,
 2001..................... 11,706,864 $4,227  $36,101   $48,577     $88,905
                           ========== ======  =======   =======     =======


        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Operating activities:
  Net income..................................... $  7,261  $  4,186  $  6,686
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.................................    4,433     4,454     4,699
    Amortization.................................      433       317       274
    Deferred income taxes........................      348     1,361       749
    Changes in operating assets and liabilities:
      Contracts receivable.......................    1,691     6,817    11,943
      Contract retainage.........................     (998)    2,513     2,586
      Costs and estimated earnings in excess of
       billings on uncompleted contracts.........      458     1,019    (1,377)
      Prepaid expenses, inventory and other
       assets....................................     (137)     (388)       39
      Accounts payable...........................     (569)   (1,938)   (2,984)
      Billings in excess of costs and estimated
       earnings on uncompleted contracts.........     (717)   (2,865)   (3,003)
      Accrued employee costs.....................      316       (94)   (2,295)
      Accrued expenses...........................     (517)      971      (508)
      Income taxes...............................       35      (944)    2,195
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   12,037    15,409    19,004
Investing activities:
  Capital expenditures, net......................   (5,527)   (3,442)   (3,062)
  Proceeds on the sale of property...............    2,100        --        --
  Purchase of short-term investments.............   (7,734)   (4,809)  (11,215)
  Purchase of subsidiaries, net of cash
   acquired......................................       --    (1,950)       --
                                                  --------  --------  --------
    Net cash used in investing activities........  (11,161)  (10,201)  (14,277)
Financing activities:
  Principal payments on notes payable............       --        --    (3,000)
  Proceeds from exercise of stock options........      319       336        --
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................      319       336    (3,000)
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    1,195     5,544     1,727
Cash and cash equivalents at beginning of year...   10,079     4,535     2,808
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $ 11,274  $ 10,079  $  4,535
                                                  ========  ========  ========
Supplemental cash flow information:
  Interest paid.................................. $     27  $     34  $     82
                                                  ========  ========  ========
  Income taxes paid, net of refunds.............. $  3,607  $  2,090  $  1,153
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

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

  In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept ("MinDOC"). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, since October 1, 2001, the Company has owned a 60% interest in MinDOC, L.L.C. with the balance owned by an engineering company. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

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

                         GULF ISLAND FABRICATION, INC.

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

 Long-Lived Assets

  In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

 Income Taxes

  Income taxes have been provided using the liability method in accordance with the Financial Accounting Standards Board's Statement No. 109, Accounting for Income Taxes.

 Excess of Cost Over Fair Value of Net Assets Acquired

  Through the period ended December 31, 2001, excess of cost over the fair value of the net assets acquired (goodwill) was amortized on the straight-line method over a period of 15 years.

 Cash Equivalents

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 Short-Term Investments

  Short-term investments consist of highly liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at December 31, 2001 and 2000.

 Derivative Instruments

  Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, establishes

                         GULF ISLAND FABRICATION, INC.

accounting and reporting standards for recognition and measurement of derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not have any derivative instruments or hedging activities.

 Reclassifications

  Certain items included in the consolidated financial statements for the year ended December 31, 2000 had been reclassified to conform to the December 31, 2001 consolidated financial statement presentation.

2. ACQUISITION

  Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary, Southport International, Inc. (collectively, "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million less liabilities assumed of $10.3 million by $4.1 million. On October 26, 2000, the Company reached an agreement with the former shareholders of Southport to an early payout amount of approximately $2.0 million. The acquisition and the early payout amount were accounted for under the purchase method of accounting as described by Accounting Principles Board Opinion No. 16, "Business Combinations".

  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations". The statement eliminated the pooling of interest method of accounting for business combinations and changed the criteria for recognizing intangible assets apart from goodwill. The statement is effective for any business combination that was completed after June 30, 2001. The Company had no such business combinations since June 30, 2001.

3. NEW ACCOUNTING STANDARDS

  In June 2001 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" (the "Statement"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company currently does not have any other intangible assets deemed to have indefinite lives. The Company will apply the new rules on accounting for goodwill prior to June 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $433,000 ($0.04 diluted
EPS) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what effect of these tests will be on the earnings and financial position of the Company.

                         GULF ISLAND FABRICATION, INC.

4. EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            2001   2000   1999
                                                           ------ ------ ------
Numerator for basic and diluted earnings per share........ $7,261 $4,186 $6,686
                                                           ====== ====== ======
Denominator:
  Denominator for basic earnings per share-weighted-
   average shares......................................... 11,704 11,666 11,638
Effect of dilutive securities:
  Employee stock options..................................     85     90     53
                                                           ------ ------ ------
Dilutive potential common shares:
  Denominator for diluted earnings per share-adjusted
   weighted-average shares................................ 11,789 11,756 11,691
                                                           ====== ====== ======
Basic earnings per share.................................. $ 0.62 $ 0.36 $ 0.57
                                                           ====== ====== ======
Diluted earnings per share................................ $ 0.62 $ 0.36 $ 0.57
                                                           ====== ====== ======

5. CONTRACTS RECEIVABLE

  Amounts due on contracts as of December 31 were as follows (in thousands):

                                                                 2001    2000
                                                                ------- -------
      Completed contracts...................................... $ 3,170 $ 4,423
      Contracts in progress:
        Current................................................  11,108  11,550
        Retainage due within one year..........................   1,736     738
      Less allowance for doubtful accounts.....................      47      51
                                                                ------- -------
                                                                $15,967 $16,660
                                                                ======= =======

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

  Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                               2001     2000
                                                              -------  -------
      Costs incurred on uncompleted contracts................ $35,908  $41,823
      Estimated profit earned to date........................   4,125    2,860
                                                              -------  -------
                                                               40,033   44,683
      Less billings to date..................................  40,963   45,872
                                                              -------  -------
                                                              $  (930) $(1,189)
                                                              =======  =======

                         GULF ISLAND FABRICATION, INC.

  The above amounts are included in the accompanying consolidated balance sheets under the following captions (in thousands):

                                                              2001     2000
                                                             -------  -------
      Costs and estimated earnings in excess of billings on
       uncompleted contracts...............................  $ 1,961  $ 2,419
      Billings in excess of costs and estimated earnings on
       uncompleted contracts...............................   (2,891)  (3,608)
                                                             -------  -------
                                                             $  (930) $(1,189)
                                                             =======  =======

7. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                 2001    2000
                                                                ------- -------
      Land..................................................... $ 3,576 $ 4,369
      Buildings................................................   9,809  10,056
      Machinery and equipment..................................  41,672  39,368
      Furniture and fixtures...................................   1,576   1,426
      Transportation equipment.................................   1,527   1,482
      Improvements.............................................  15,605  14,297
      Construction in progress.................................   2,056   2,116
                                                                ------- -------
                                                                 75,821  73,114
      Less accumulated depreciation............................  34,155  30,452
                                                                ------- -------
                                                                $41,666 $42,662
                                                                ======= =======

  The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2001, 2000, and 1999, the Company expensed $1,300,425, $1,631,046, and $1,679,807, respectively, related to these leases.

8. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 were as follows (in thousands):

                                                                   2001   2000
                                                                  ------ ------
      Deferred tax liabilities:
        Depreciation............................................. $5,275 $5,022
                                                                  ------ ------
          Total deferred tax liabilities:........................  5,275  5,022
      Deferred tax assets:
        Employee benefits........................................    383    429
        Uncompleted contracts....................................     16    153
        Other benefits...........................................    103     15
                                                                  ------ ------
          Total deferred tax assets:.............................    502    597
                                                                  ------ ------
      Net deferred tax liabilities:.............................. $4,773 $4,425
                                                                  ====== ======

                         GULF ISLAND FABRICATION, INC.

  Significant components of income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                             2001   2000   1999
                                                            ------ ------ ------
      Current:
        Federal............................................ $3,591 $1,070 $3,125
        State..............................................     51     76    223
                                                            ------ ------ ------
          Total current....................................  3,642  1,146  3,348
      Deferred:
        Federal............................................    343  1,270    699
        State..............................................      5     91     50
                                                            ------ ------ ------
          Total deferred...................................    348  1,361    749
                                                            ------ ------ ------
      Income taxes......................................... $3,990 $2,507 $4,097
                                                            ====== ====== ======

  A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for 2001, 2000, and 1999 is as follows (in thousands):

                                       2001   %     2000    %     1999    %
                                      ------ ----  ------  ----  ------  ----
      U.S. statutory rate............ $3,825 34.0% $2,276  34.0% $3,774  35.0%
      Increase (decrease) resulting
       from:
        State income taxes...........     56  0.5     167   2.5     273   2.5
        Foreign sales corporation....      0    0    (144) (2.1)   (135) (1.3)
        Other........................    109  1.0     208   3.1     185   1.7
                                      ------ ----  ------  ----  ------  ----
      Income tax expense............. $3,990 35.5% $2,507  37.5% $4,097  37.9%
                                      ====== ====  ======  ====  ======  ====

  The Company's effective tax rate was decreased in 2001 due primarily to the utilization of Louisiana tax credits.

9. LINE OF CREDIT AND NOTES PAYABLE

  The Company's bank credit facility provides for a revolving line of credit (the Revolver) of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by BankOne Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2003 and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company paid a fee on a quarterly basis, of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2001, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $1,415,000 which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2001, the Company was in compliance with these covenants.

10. LONG-TERM INCENTIVE PLAN

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting For Stock-Based Compensation, (Statement 123) requires use of options valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the

                         GULF ISLAND FABRICATION, INC.

Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  On February 13, 1997, the board of directors adopted the Long-Term Incentive Plan (the "Plan"). The Plan has authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the Compensation Committee) to administer such plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

  Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 1999, a risk-free interest rate of 6.93%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .641; and a weighted-average expected life of the option of eight years. For 2000, a risk-free interest rate of 5.79% on the January options and a risk-free interest rate of 5.80% on the November options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .588; and a weighted-average expected life of the options of eight years. For 2001, a risk-free interest rate of 5.66% on the February options, a risk-free interest rate of 5.72% on the April options and a risk-free interest rate of 5.74% on the December options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .450; and a weighted-average expected life of the options of eight years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company's pro forma information for 1999, 2000 and 2001 is as follows (in thousands, except per share data):

                                                            1999   2000   2001
                                                           ------ ------ ------
      Net income:
        As reported....................................... $6,686 $4,186 $7,261
        Pro forma including the effect of options......... $6,125 $3,243 $6,408
      Basic earnings per share:
        As reported....................................... $ 0.57 $ 0.36 $ 0.62
        Pro forma including the effect of options......... $ 0.53 $ 0.28 $ 0.55
      Diluted earnings per share:
        As reported....................................... $ 0.57 $ 0.36 $ 0.62
        Pro forma including the effect of options......... $ 0.52 $ 0.28 $ 0.54

                         GULF ISLAND FABRICATION, INC.

  A summary of the Company's stock options activity and related information for the years ended
December 31, 1999, 2000 and 2001 is as follows (in thousands, except per share data):

                                  1999               2000               2001
                            ------------------ ------------------ ------------------
                                     Weighted-          Weighted-          Weighted-
                                      Average            Average            Average
                            Options  Exercise  Options  Exercise  Options  Exercise
                            (000s)     Price   (000s)     Price   (000s)     Price
                            -------  --------- -------  --------- -------  ---------
   Outstanding--beginning
    of year................    446    $13.529     511    $11.785     810    $13.126
   Granted.................    115      7.125     394     13.954     169     12.128
   Exercised...............     --         --     (43)     7.801     (25)    12.554
   Expired.................     --         --      --         --      --         --
   Forfeited...............    (50)    16.543     (52)    10.656     (65)    14.498
                            ------    -------  ------    -------  ------    -------
   Outstanding--end of
    year...................    511    $11.785     810    $13.126     889    $12.853
                            ======    =======  ======    =======  ======    =======
   Exercisable at end of
    year...................    124    $13.485     171    $13.919     296    $13.114
                            ======    =======  ======    =======  ======    =======
   Weighted-average fair
    value of options
    granted during the
    year................... $5.180             $9.517             $7.153
                            ======             ======             ======

  The 889,000 options outstanding at December 31, 2001 fall into two general exercise-price ranges as follows:

                                                   Exercise Price Range
                                            ----------------------------------
                                            $7.125 to $11.68 $15.00 to $19.625
                                            ---------------- -----------------
      Options outstanding at December 31,
       2001................................      406,000           483,000
      Weighted-average exercise price......        $9.29            $15.85
      Weighted-average remaining
       contractual life....................    7.7 years         7.8 years
      Options exercisable at December 31,
       2001................................      112,000           184,000
      Weighted-average exercise price of
       options exercisable at December 31,
       2001................................        $7.61            $16.45

11. RETIREMENT PLAN

  The Company has a defined contribution plan (the Plan) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the board of directors. For the years ended December 31, 2001, 2000, and 1999, the Company contributed a total of $816,735, $710,751, and $865,100, respectively.

12. CONTINGENT LIABILITIES

  The Company is subject to various routine legal proceedings in the normal conduct of its business primarily involving commercial claims, workers' compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                         GULF ISLAND FABRICATION, INC.

13. SALES TO MAJOR CUSTOMERS

  The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue are summarized as follows (in thousands):

                                                            2001   2000   1999
                                                           ------ ------ -------
      Customer A.......................................... $   -- $   -- $26,336
      Customer B.......................................... 23,708     --      --
      Customer C..........................................     -- 14,446      --
      Customer D..........................................     --     --  13,765

14. INTERNATIONAL SALES

  The Company's fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 2%, 14%, and 20%, of the Company's revenues during 2001, 2000, and 1999, respectively.

                                                             2001   2000   1999
                                                            ------ ------ ------
                                                               (In Millions)
      Location:
        United States...................................... $111.8 $ 95.9 $ 96.5
        International......................................    1.9   16.2   23.7
                                                            ------ ------ ------
      Total................................................ $113.7 $112.1 $120.2
                                                            ====== ====== ======

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

  A summary of quarterly results of operations for the years ended December 31, 2001 and 2000 were as follows (in thousands, except per share data):

                              March 31, June 30, September 30, December 31,
                                2001      2001       2001          2001
                              --------- -------- ------------- ------------
     Revenue.................  $27,558  $34,267     $30,496      $21,376
     Gross Profit............    2,283    5,637       4,670        2,777
     Net income..............      918    2,940       2,157        1,246
     Basic earnings per
      share..................     0.08     0.25        0.18         0.11
     Diluted earnings per
      share..................     0.08     0.25        0.18         0.11
                              March 31, June 30, September 30, December 31,
                                2000      2000       2000          2000
                              --------- -------- ------------- ------------
     Revenue.................  $31,741  $28,380     $27,544      $24,425
     Gross Profit............    2,548    2,450       2,385        3,059
     Net income..............    1,107    1,028       1,020        1,031
     Basic earnings per
      share..................     0.10     0.09        0.09         0.09
     Diluted earnings per
      share..................     0.09     0.09        0.09         0.09

  Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2002.

                                          GULF ISLAND FABRICATION, INC.
                                          (Registrant)

                                                  /s/ Kerry J. Chauvin
                                          By: _________________________________
                                                      Kerry J. Chauvin
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2002.

               Signature                                        Title
               ---------                                        -----

        /s/ Kerry J. Chauvin            Chairman of the Board, President and Chief Executive
 ______________________________________  Officer (Principal Executive Officer)
            Kerry J. Chauvin

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

        /s/ Robin A. Seibert            Controller and Chief Accounting Officer, (Principal
 ______________________________________  Accounting Officer)
            Robin A. Seibert

       /s/ Gregory J. Cotter            Director
 ______________________________________
           Gregory J. Cotter

       /s/ Thomas E. Fairley            Director
 ______________________________________
           Thomas E. Fairley

         /s/ Hugh J. Kelly              Director
 ______________________________________
             Hugh J. Kelly

        /s/ Alden J. Laborde            Director
 ______________________________________
            Alden J. Laborde

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

  10.6   Form of Reimbursement Agreement. * +

  10.7 Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One NA, and Whitney National
         Bank, dated as of January 1, 2000, incorporated by reference to the Company's Quarterly Report on Form 10-
         Q for the period ended March 31, 2000.

  10.8   First Amendment to Eighth Amended and Restated
         Revolving Credit Agreement among the Company and Bank
         One NA, and Whitney National Bank dated as of September
         21, 2000, incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the period ended
         September 30, 2000.

  10.9   Second Amendment to Eighth Amended and Restated
         Revolving Credit Agreement among the Company and Bank
         One, NA and Whitney National Bank, dated as of October
         24, 2001, incorporated by reference to the Company's
         Quarterly Report on Form 10-Q for the period ended
         September 30, 2001.

  21.1 Subsidiaries of the Company--The Company's significant subsidiaries, Gulf Island, L.L.C., Dolphin Services,
         Inc. and Southport, Inc., are organized under Louisiana law, are wholly owned subsidiaries and are included in the Company's consolidated financial statements.

  23.1   Consent of Ernst & Young LLP

  99.1 Press release issued by the Company on November 8, 2001 announcing agreement to construct topside for Gunnison project.

  99.2 Press release issued by the Company on January 14, 2002 announcing date of earnings release and quarterly conference call.

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                                                               Pages
 -------                                                           ------------
  99.3   Press release issued by the Company on January 30, 2002
         announcing its 2001 fourth quarter and year earnings.

--------
+  Management Contract or Compensatory Plan.
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).