Form 10-Q
period 2002-03-31
GULF ISLAND FABRICATION INC
filed 2002-05-15
CIK 1031623

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

                  For the quarterly period ended MARCH 31, 2002

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

                                 YES X  NO
                                    ---   ---

         The number of shares of the Registrant's common stock, no par value per share, outstanding at May 10, 2002 was 11,734,814.

                          GULF ISLAND FABRICATION, INC.

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I         FINANCIAL INFORMATION

       Item 1. Financial Statements
               Consolidated Balance Sheets
                 at March 31, 2002 (unaudited) and December 31, 2001                                  3
               Consolidated Statements of Income
                 for the Three Months Ended March 31, 2002
                    and 2001 (unaudited)                                                              4
               Consolidated Statement of Changes in  Shareholders' Equity
                 for the Three Months Ended March 31, 2002 (unaudited)                                5
               Consolidated Statements of Cash Flows
                 for the Three Months Ended March 31, 2002
                    and 2001 (unaudited)                                                              6
               Notes to Consolidated Financial Statements                                           7-8

       Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9-10

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings                                                                     11

       Item 4. Submission of Matters to a Vote of Security Holders                                   11

       Item 5. Other Information                                                                     12

       Item 6. Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                           13

EXHIBIT INDEX                                                                                       E-1

                          GULF ISLAND FABRICATION, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                       March 31,   December 31,
                                                                                          2002        2001
                                                                                      -----------  ------------
                                                                                          (in thousands)
        ASSETS

Current assets:
 Cash and cash equivalents                                                             $    4,928   $   11,274
 Short-term investments                                                                    23,959       23,758
 Contracts receivable, net                                                                 23,347       14,231
 Contract retainage                                                                         2,070        1,736
 Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                                  2,417        1,961
 Prepaid expenses                                                                             804        1,170
 Inventory                                                                                  1,326        1,331
                                                                                       ----------   ----------
    Total current assets                                                                   58,851       55,461
Property, plant and equipment, net                                                         43,060       41,666
Excess of cost over fair value of net assets acquired, net                                     --        4,765
Other assets                                                                                  647          646
                                                                                       ----------   ----------
    Total assets                                                                       $  102,558   $  102,538
                                                                                       ==========   ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                      $    2,415   $    1,660
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                                                         4,684        2,891
 Accrued employee costs                                                                     1,674        2,012
 Accrued expenses                                                                           2,386        1,929
 Income taxes payable                                                                         869          368
                                                                                       ----------   ----------
    Total current liabilities                                                              12,028        8,860
Deferred income taxes                                                                       4,981        4,773
                                                                                       ----------   ----------
    Total liabilities                                                                      17,009       13,633

Shareholders' equity:
 Preferred stock, no par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                             --           --
 Common stock, no par value, 20,000,000 shares
      authorized, 11,709,192 and 11,706,864 shares issued and
      outstanding at March 31, 2002 and December 31, 2001, respectively                     4,229        4,227
 Additional paid-in capital                                                                36,123       36,101
 Retained earnings                                                                         45,197       48,577
                                                                                       ----------   ----------
    Total shareholders' equity                                                             85,549       88,905
                                                                                       ----------   ----------
    Total liabilities and shareholders' equity                                         $  102,558   $  102,538
                                                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)

                                                                          Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                          2002          2001
                                                                       ----------    ----------
Revenue                                                                $   27,246    $   27,558
Cost of revenue                                                            24,448        25,275
                                                                       ----------    ----------
Gross profit                                                                2,798         2,283
General and administrative expenses                                           908         1,141
                                                                       ----------    ----------
Operating income                                                            1,890         1,142

Other income (expense):
   Interest expense                                                            (9)           (9)
   Interest income                                                            160           314
   Other                                                                       57            (7)
                                                                       ----------    ----------
                                                                              208           298
                                                                       ----------    ----------

Income before income taxes                                                  2,098         1,440

Income taxes                                                                  713           522
                                                                       ----------    ----------

Net income before cumulative effect of
 change in accounting principle                                             1,385           918

Cumulative effect of change in accounting principle (Note 2)               (4,765)           --
                                                                       ----------    ----------

Net income (loss)                                                      $   (3,380)   $      918
                                                                       ==========    ==========

Per share data:

   Basic earnings (loss) per share:
    Net income before cumulative effect of
     change in accounting principle                                    $     0.12    $     0.08
    Cumulative effect of change in accounting principle                     (0.41)           --
                                                                       ----------    ----------
          Basic earnings (loss) per share                              $    (0.29)   $     0.08
                                                                       ==========    ==========

   Diluted income (loss) per share:
    Net income before cumulative effect of
     change in accounting principle                                    $     0.12    $     0.08
    Cumulative effect of change in accounting principle                     (0.41)           --
                                                                       ----------    ----------
          Diluted earnings (loss) per share                            $    (0.29)   $     0.08
                                                                       ==========    ==========

         Weighted-average shares                                           11,708        11,696
         Effect of dilutive securities: employee stock options                 66           149
                                                                       ----------    ----------
         Adjusted weighted-average shares                                  11,774        11,845
                                                                       ==========    ==========

        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                    Common Stock            Additional                          Total
                                          ------------------------------      Paid-In         Retained      Shareholders'
                                             Shares           Amount          Capital         Earnings         Equity
                                          --------------   -------------   --------------   -------------   --------------
                                                                (in thousands, except share data)
Balance at January 1, 2002                   11,706,864   $      4,227   $     36,101   $     48,577    $     88,905

Exercise of stock options                         2,328              2             18             --              20

Income tax benefit from exercise
  of stock options                                   --             --              4             --               4

Net income (loss)                                    --             --             --         (3,380)         (3,380)
                                           ------------   ------------   ------------   ------------    ------------

Balance at March 31, 2002                    11,709,192   $      4,229   $     36,123   $     45,197    $     85,549
                                           ============   ============   ============   ============    ============



        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     Three Months Ended
                                                                          March 31,
                                                                      2002          2001
                                                                   ----------    ----------
                                                                        (in thousands)

Cash flows from operating activities:
   Net income (loss)                                               $   (3,380)   $      918
   Adjustments to reconcile net income to net
       cash used in operating activities:
     Depreciation                                                       1,142         1,077
     Amortization                                                          --           108
     Cumulative effect of change in accounting principle                4,765            --
     Deferred income taxes                                                208            99
     Changes in operating assets and liabilities:
        Contracts receivable                                           (9,116)       (6,520)
        Contract retainage                                               (334)         (732)
        Costs and estimated earnings in excess of billings
            on uncompleted contracts                                     (456)         (726)
        Prepaid expenses, inventory and other assets                      371            10
        Accounts payable                                                  755           567
        Billings in excess of costs and estimated earnings
            on uncompleted contracts                                    1,793           484
        Accrued employee costs                                           (338)         (193)
        Accrued expenses                                                  457           (41)
        Income taxes payable                                              505           422
                                                                   ----------    ----------
            Net cash used in operating activities                      (3,628)       (4,527)

Cash flows from investing activities:
   Capital expenditures, net                                           (2,636)       (1,502)
   Proceeds on the sale of equipment                                      100            --
   Purchase of short-term investments                                    (201)         (228)
   Other                                                                   (1)            3
                                                                   ----------    ----------
            Net cash used in investing activities                      (2,738)       (1,727)

Cash flows from financing activities:
   Proceeds from exercise of stock options                                 20           307
                                                                   ----------    ----------
            Net cash provided by financing activities                      20           307
                                                                   ----------    ----------
Net decrease in cash and cash equivalents                              (6,346)       (5,947)
Cash and cash equivalents at beginning of period                       11,274        10,079
                                                                   ----------    ----------
Cash and cash equivalents at end of period                         $    4,928    $    4,132
                                                                   ==========    ==========

Supplemental cash flow information:

   Interest paid                                                   $       18    $        9
                                                                   ==========    ==========
   Income taxes paid                                               $       21    $       --
                                                                   ==========    ==========

    The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2002 AND 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

         Gulf Island Fabrication, Inc. (the "Company"), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP's, SPAR's and FPSO's); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters. The Company, located in Houma, Louisiana, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales. The Company's principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The information presented at March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001, and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         In the opinion of management, the financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - NEW ACCOUNTING STANDARD

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion 17, "Intangibles". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. At December 31, 2001, the

Company had goodwill of $4.8 million (net of accumulated amortization of $1.3 million) related to the acquisition of Southport, Inc. ("Southport"). The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

         A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill is as follows (in thousands, except per share data):

                                                  Three Months Ended
                                                       March 31,
                                                  2002          2001
                                               ----------    ----------
Reported net income before cumulative
  effect of change in accounting
  principle                                    $    1,385    $      918
Add back:  Goodwill amortization                       --           108
                                               ----------    ----------
Adjusted net income before cumulative
  effect of change in accounting principle     $    1,385    $    1,026
                                               ==========    ==========

Basic earnings-per-share
    Reported net income before cumulative
      effect of change in accounting
      principle                                $     0.12    $     0.08
    Add back: Goodwill amortization                    --          0.01
                                               ----------    ----------
    Adjusted net income before cumulative
      effect of change in accounting
      principle                                $     0.12    $     0.09
                                               ==========    ==========

Diluted earnings-per-share
    Reported net income before cumulative
      effect of change in accounting
      principle                                $     0.12    $     0.08
    Add back: Goodwill amortization                    --          0.01
                                               ----------    ----------
    Adjusted net income before cumulative
      effect of change in accounting
      principle                                $     0.12    $     0.09
                                               ==========    ==========

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. On January 1, 2002, management adopted SFAS No. 144 and has concluded that SFAS No. 144 does not have an impact on its results of operations, financial position or cash flows.

NOTE 3 - INCOME TAX PROVISION

         The reduction in the effective tax rate for the three-month period ended March 31, 2002, compared to the three-month period ended March 31, 2001, is the result of anticipated tax benefits primarily resulting from an increased proportion of net income attributable to foreign contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Goodwill Impairment-Southport Acquisition

         In assessing the recoverability of the Company's excess of cost over fair value of the net assets acquired (goodwill) from the Southport acquisition, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Pursuant to SFAS No. 142 the Company adopted the new rules for accounting for goodwill effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

RESULTS OF OPERATIONS

         The Company's revenue for the three-month period ended March 31, 2002 was $27.2 million, compared to revenue of $27.6 million for the three-month period ended March 31, 2001. Revenue for the three-month period ended March 31, 2002 remained relatively stable when compared to the three-month period ended March 31, 2001, primarily due to a consistent volume of direct labor hours applied to contracts for both periods.

         For the three-month period ended March 31, 2002, gross profit was $2.8 million (10.3% of revenue) compared to gross profit of $2.3 million (8.3% of revenue) for the three-month period ended March 31, 2001. The increase in gross profit was the result of the utilization of labor saving equipment and discounts received from major suppliers of materials and services.

         The Company's general and administrative expenses decreased to $908,000 from $1.1 million for the three-month periods ended March 31, 2002 and March 31, 2001, respectively. As a percentage of revenue, general and administrative expenses decreased to 3.3% from 4.1% for the three-month periods ended March 31, 2002 and 2001, respectively. The majority of the decrease was related to the elimination of the amortization of goodwill ($108,000 per quarter), which was effective January 1, 2002, and the reimbursement of approximately $70,000 in legal expenses related to a lawsuit that was settled in 2001.

         Net interest income was $151,000 for the three-month period ended March 31, 2002 compared to $305,000 for the three-month period ended March 31, 2001. Income generated from investments decreased substantially during the three-month period ended March 31, 2002, compared to the three-month period ended March 31, 2001, due to the sharp decline in interest rates (approximately 53%) on short-term investments.

         For the three-month period ended March 31, 2002, other income was $57,000 compared to the three-month period ended March 31, 2001, when other represented an expense of $7,000. Other income for the period ended March 31, 2002 was related to the sale of miscellaneous equipment. For the period ended March 31, 2001, the other expense consisted primarily of the Company's share of the MinDOC, L.L.C. activities to design and market the MinDOC floating platform concept for deepwater drilling and production. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and its operating results were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit (the "Revolver"). Although net cash used in operating activities was $3.6 million for the three months ended March 31, 2002, working capital remained relatively stable at $46.8 million, which resulted in a current ratio of 4.9 to
1. Net cash used in investing activities for the three months ended March 31, 2002 was $2.7 million, which included $100,000 of proceeds from the sale of equipment, $2.6 million for capital expenditures and $201,000 related to the purchase of short-term investments. The majority of the capital expenditures for the first quarter of 2002 were related to the construction of the new fabrication building scheduled to be completed in the third quarter of 2002.

         The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2003, and is secured by a mortgage on the Company's real estate, machinery and equipment, and fixtures. The Company pays a fee quarterly of three-sixteenths of one percent per annum on the weighted-average unused portion of the line of credit. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2002, the Company was in compliance in all material respects with these covenants and had no outstanding borrowings under the Revolver.

         Capital expenditures for the remaining nine months of 2002 are estimated to be approximately $8.9 million, including improvements to the facilities and the purchase of various other fabrication machinery and equipment. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

FORWARD-LOOKING STATEMENTS

         Statements under "Results of Operations" and "Liquidity and Capital Resources" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC and other deep water production systems and to develop and provide financing for them; and the Company's ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

         For a description of legal proceedings, see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a) An annual meeting of the registrant's shareholders was held on April 24, 2002.

         (c) The following matters were voted upon at such meeting with the results indicated below:

                  (1)  Election of the following nominees for directors.

                  Gregory J. Cotter
                       Number of Votes Cast For - 10,383,690
                       Number of Votes Cast Against or Withheld - 521,468 Number of Abstentions - None
                       Number of Broker Non-Votes - None

                  John P. ("Jack") Laborde
                       Number of Votes Cast For - 10,383,690
                       Number of Votes Cast Against or Withheld - 521,468 Number of Abstentions - None
                       Number of Broker Non-Votes - None

                  (2) Approval of a proposal to adopt the 2002 Long-Term Incentive Plan.

                       Number of Votes Cast For  - 10,148,426
                       Number of Votes Cast Against or Withheld - 533,912 Number of Abstentions - 222,820
                       Number of Broker Non-Votes - None

                  (3) Ratification of appointment of Ernst & Young LLP as independent auditors.

                       Number of Votes Cast For  - 10,577,990
                       Number of Votes Cast Against or Withheld - 325,958 Number of Abstentions - 1,210
                       Number of Broker Non-Votes - None

ITEM 5. OTHER INFORMATION.

         On April 3, 2002, the Company announced the scheduled time for the release of its 2002 first quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

         On April 24, 2002, the Company announced its 2002 first quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  99.1 Press release issued by the Company on April 3, 2002, announcing the scheduled time for the release of its 2002 first quarter earnings and its quarterly conference call.

                  99.2 Press release issued by the Company on April 24, 2002, announcing its 2002 first quarter earnings and related matters.

         (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GULF ISLAND FABRICATION, INC.

                                       By:   /s/ Joseph P. Gallagher, III
                                          ------------------------------------
                                             Joseph P. Gallagher, III
                                             Vice President - Finance,
                                             Chief Financial Officer
                                             and  Treasurer
                                             (Principal Financial Officer
                                             and Duly Authorized Officer)


Date: May 14, 2002

                          GULF ISLAND FABRICATION, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
 99.1             Press release issued by the Company on April 3, 2002,
                  announcing the scheduled time for the release of its 2002
                  first quarter earnings and its quarterly conference call.

 99.2 Press release issued by the Company on April 24, 2002, announcing its 2002 first quarter earnings and related matters.