Form 10-Q
period 2002-06-30
GULF ISLAND FABRICATION INC
filed 2002-08-12
CIK 1031623

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

                  For the quarterly period ended JUNE 30, 2002

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


         The number of shares of the Registrant's common stock, no par value per share, outstanding at August 12, 2002 was 11,740,114.

                        GULF ISLAND FABRICATION, INC.

                                     INDEX

                                                                                 PAGE
                                                                                 ----
 PART I        FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets
                 at June 30, 2002 (unaudited) and December 31, 2001               3

               Consolidated Statements of Income
                 for the Three and Six Months Ended June 30, 2002
                    and 2001 (unaudited)                                          4

               Consolidated Statement of Changes in  Shareholders' Equity
                 for the Six Months Ended June 30, 2002 (unaudited)               5

               Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 2002
                    and 2001 (unaudited)                                          6

               Notes to Consolidated Financial Statements                        7-8

       Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            9-11

PART II        OTHER INFORMATION

       Item 1. Legal Proceedings                                                 12

       Item 5. Other Information                                                 12

       Item 6. Exhibits and Reports on Form 8-K                                  12


 SIGNATURES                                                                      13

 EXHIBIT INDEX                                                                   E-1

                          GULF ISLAND FABRICATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                            June 30,       December 31,
                                                                             2002              2001
                                                                         -------------     -------------
                                                                                 (in thousands)
                                   ASSETS

   Current assets:
    Cash and cash equivalents                                            $       6,055     $      11,274
    Short-term investments                                                      24,026            23,758
    Contracts receivable, net                                                   31,069            14,231
    Contract retainage                                                             787             1,736
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                   1,500             1,961
    Prepaid expenses                                                               532             1,170
    Inventory                                                                    1,581             1,331
                                                                         -------------     -------------
      Total current assets                                                      65,550            55,461
    Property, plant and equipment, net                                          46,177            41,666
    Excess of cost over fair value of net assets acquired, net                      --             4,765
    Other assets                                                                   648               646
                                                                         -------------     -------------
        Total assets                                                     $     112,375     $     102,538
                                                                         =============     =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
    Accounts payable                                                     $       4,674     $       1,660
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                          9,417             2,891
    Accrued employee costs                                                       2,189             2,012
    Accrued expenses                                                             2,611             1,929
    Income taxes payable                                                           814               368
                                                                         -------------     -------------
        Total current liabilities                                               19,705             8,860
   Deferred income taxes                                                         5,004             4,773
                                                                         -------------     -------------
        Total liabilities                                                       24,709            13,633

  Shareholders' equity:
    Preferred stock, no par value, 5,000,000 shares
        authorized, no shares issued and outstanding                                --                --
    Common stock, no par value, 20,000,000 shares
        authorized, 11,740,114 and 11,706,864 shares issued and
        outstanding at June 30, 2002 and December 31, 2001, respectively         4,258             4,227
    Additional paid-in capital                                                  36,482            36,101
    Retained earnings                                                           46,926            48,577
                                                                         -------------     -------------
        Total shareholders' equity                                              87,666            88,905
                                                                         -------------     -------------
        Total liabilities and shareholders' equity                       $     112,375     $     102,538
                                                                         =============     =============





        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (in thousands, except per share data)


                                                                   Three Months Ended             Six Months Ended
                                                                          June 30,                    June 30,
                                                                 ------------------------      ------------------------
                                                                   2002           2001           2002           2001
                                                                 ---------      ---------      ---------      ---------
Revenue                                                          $  33,053      $  34,267      $  60,299      $  61,825
Cost of revenue                                                     29,573         28,630         54,021         53,905
                                                                 ---------      ---------      ---------      ---------
Gross profit                                                         3,480          5,637          6,278          7,920
General and administrative expenses                                  1,018          1,202          1,926          2,343
                                                                 ---------      ---------      ---------      ---------
Operating income                                                     2,462          4,435          4,352          5,577

Other income (expense):
    Interest expense                                                    (9)            (9)           (18)           (18)
    Interest income                                                    168            265            328            579
    Other                                                               --           (102)            57           (109)
                                                                 ---------      ---------      ---------      ---------
                                                                       159            154            367            452
                                                                 ---------      ---------      ---------      ---------

Income before income taxes                                           2,621          4,589          4,719          6,029

Income taxes                                                           892          1,649          1,605          2,171
                                                                 ---------      ---------      ---------      ---------

Net income before cumulative effect of
  change in accounting principle                                     1,729          2,940          3,114          3,858

Cumulative effect of change in accounting principle (Note 2)            --             --         (4,765)            --
                                                                 ---------      ---------      ---------      ---------

Net income (loss)                                                $   1,729      $   2,940      $  (1,651)     $   3,858
                                                                 =========      =========      =========      =========

Per share data:

  Basic earnings (loss) per share:
   Net income before cumulative effect of
     change in accounting principle                              $    0.15      $    0.25      $    0.27      $    0.33
   Cumulative effect of change in accounting principle                  --             --          (0.41)            --
                                                                 ---------      ---------      ---------      ---------
        Basic earnings (loss) per share                          $    0.15      $    0.25      $   (0.14)     $    0.33
                                                                 =========      =========      =========      =========

  Diluted income (loss) per share:
   Net income before cumulative effect of
     change in accounting principle                              $    0.15      $    0.25      $    0.26      $    0.33
   Cumulative effect of change in accounting principle                  --             --          (0.40)            --
                                                                 ---------      ---------      ---------      ---------
        Diluted earnings (loss) per share                        $    0.15      $    0.25      $   (0.14)     $    0.33
                                                                 =========      =========      =========      =========

     Weighted-average shares                                        11,728         11,705         11,718         11,701
     Effect of dilutive securities: employee stock options             126             97             96            123
                                                                 ---------      ---------      ---------      ---------
     Adjusted weighted-average shares                               11,854         11,802         11,814         11,824
                                                                 =========      =========      =========      =========




        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                            Additional                             Total
                                                Common Stock                 Paid-In          Retained         Shareholders'
                                          Shares            Amount           Capital          Earnings             Equity
                                      -------------     -------------     -------------     -------------      -------------
                                                                (in thousands, except share data)
Balance at January 1, 2002               11,706,864     $       4,227     $      36,101     $      48,577      $      88,905

Exercise of stock options                    33,250                31               284                --                315

Income tax benefit from
  exercise of stock options                      --                --                97                --                 97

Net income (loss)                                --                --                --            (1,651)            (1,651)
                                      -------------     -------------     -------------     -------------      -------------

Balance at June 30, 2002                 11,740,114     $       4,258     $      36,482     $      46,926      $      87,666
                                      =============     =============     =============     =============      =============




        The accompanying notes are an integral part of these statements.

                      GULF ISLAND FABRICATION, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                        2002             2001
                                                                     -----------      -----------
                                                                            (in thousands)
Cash flows from operating activities:
     Net income (loss)                                               $    (1,651)     $     3,858
     Adjustments to reconcile net income (loss) to net
                cash provided by (used in) operating activities:
      Depreciation                                                         2,289            2,188
      Amortization                                                            --              217
      Cumulative effect of change in accounting principle                  4,765               --
      Deferred income taxes                                                  231               83
      Changes in operating assets and liabilities:
        Contracts receivable                                             (16,838)         (14,631)
        Contract retainage                                                   949             (984)
        Costs and estimated earnings in excess of billings
            on uncompleted contracts                                         461           (1,167)
        Prepaid expenses, inventory and other assets                         388              501
        Accounts payable                                                   3,014            1,930
        Billings in excess of costs and estimated earnings
            on uncompleted contracts                                       6,526            1,132
        Accrued employee costs                                               682              386
        Accrued expenses                                                     177              386
        Income taxes payable                                                 543            1,041
                                                                     -----------      -----------
            Net cash provided by (used in) operating activities            1,536           (5,060)

Cash flows from investing activities:
     Capital expenditures, net                                            (6,900)          (2,558)
     Proceeds on the sale of equipment                                       100            2,100
     Purchase of short-term investments                                     (268)            (396)
     Other                                                                    (2)               3
                                                                     -----------      -----------
            Net cash used in investing activities                         (7,070)            (851)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                 315              371
                                                                     -----------      -----------
            Net cash provided by financing activities                        315              371
                                                                     -----------      -----------
Net decrease in cash and cash equivalents                                 (5,219)          (5,540)
Cash and cash equivalents at beginning of period                          11,274           10,079
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $     6,055      $     4,539
                                                                     ===========      ===========


Supplemental cash flow information:

     Interest paid                                                   $        26      $        18
                                                                     ===========      ===========
     Income taxes paid                                               $       903      $       810
                                                                     ===========      ===========


        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                        FOR THE THREE MONTH AND SIX MONTH
                      PERIODS ENDED JUNE 30, 2002 AND 2001


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

         The information presented at June 30, 2002, and for the three months and six months ended June 30, 2002 and 2001, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at June 30, 2002, and the results of its operations for the three months and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill is as follows (in thousands, except per share data):

                                                       Six Months Ended
                                                           June 30,
                                                      2002             2001
                                                  ------------     ------------
Reported net income before cumulative
   effect of change in accounting principle       $      3,114     $      3,858
Add back:  Goodwill amortization                            --              217
                                                  ------------     ------------
Adjusted net income before cumulative
   effect of change in accounting principle       $      3,114     $      4,075
                                                  ============     ============

Basic earnings-per-share
   Reported net income before cumulative
    effect of change in accounting principle      $       0.27     $       0.33
   Add back:  Goodwill amortization                         --             0.02
                                                  ------------     ------------
   Adjusted net income before cumulative
    effect of change in accounting principle      $       0.27     $       0.35
                                                  ============     ============


Diluted earnings-per-share
   Reported net income before cumulative
     effect of change in accounting principle     $       0.26     $       0.33
   Add back:  Goodwill amortization                         --             0.02
                                                  ------------     ------------
   Adjusted net income before cumulative
     effect of change in accounting principle     $       0.26     $       0.35
                                                  ============     ============

NOTE 3 - INCOME TAX PROVISION

         The effective tax rate was 34% for the three-month and six-month periods ended June 30, 2002, compared to the effective rate of 36% for three-month and six-month periods ended June 30, 2001. This reduction in the effective rate was the result of anticipated tax benefits arising from an increase in net income attributable to foreign contracts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Goodwill Impairment-Southport Acquisition

         In assessing the recoverability of the Company's excess of cost over fair value of the net assets acquired (goodwill) from the Southport acquisition, the Company made assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Pursuant to SFAS No. 142 the Company adopted the new rules for accounting for goodwill effective January 1, 2002, and completed the required transitional impairment test during the first quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

RESULTS OF OPERATIONS

         The Company's revenue for the three-month and six-month periods ended June 30, 2002 was $33.1 million and $60.3 million, a decrease of 3.5% and 2.5%, respectively, compared to $34.3 million and $61.8 million in revenue for the three-month and six-month periods ended June 30, 2001. Although the volume of direct labor hours applied to contracts in progress increased slightly for the three months and remained relatively stable for the six months, the lower pricing of projects available in the market resulted in a decrease in revenue when comparing the three-month and the six-month periods ended June 30, 2002 to the same periods of 2001.

         The reduction in project prices combined with less favorable weather conditions and fewer discounts from major suppliers of material and services resulted in decreased profit margins. Gross profit decreased $2.2 million or 38.3% and $1.6 million or 20.7% when comparing the three-month and six-month periods ended June 30, 2002 to the comparative periods in 2001. For the three-month and six-month periods ended June 30, 2002, gross profit was $3.5 million (10.5% of revenue) and $6.3 million (10.4% of revenue), compared to $5.6 million (16.5% of revenue) and $7.9 million (12.8% of revenue) of gross profit for the three-month and six-month periods ended June 30, 2001.

         The Company's general and administrative expenses were $1.0 million for the three-month period ended June 30, 2002 and $1.9 million for the six-month period ended June 30, 2002. This compares to $1.2 million for the three-month period ended June 30, 2001 and $2.3 million for the six-month period ended June 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 3.1% from 3.5% of revenue for the three-month periods ended June 30, 2002 and 2001, respectively, and decreased to 3.2% from 3.8% of revenue for the comparative six-month periods. The decreases were the result of the elimination of the goodwill amortization ($108,000 per quarter), which was effective January 1, 2002. Also contributing to the decrease in general and administrative expenses was a reduction of approximately $50,000, in the second quarter 2002 compared to 2001, and a reimbursement of approximately $70,000, during the first quarter 2002, of legal expenses related to a lawsuit that was settled in 2001.

         The Company had net interest income of $159,000 and $310,000 for the three-month and six-month periods ended June 30, 2002, respectively, compared to $256,000 and $561,000 for the three-month and six-month periods ended June 30, 2001. The reduction in interest income was the result of cash utilization associated with the increase in capital expenditure levels for the three-month and six-month periods ended June 30, 2002 compared to those periods ended June 30, 2001. Also, income generated from investments decreased substantially during the three-month and six-month periods ended June 30, 2002, compared to the three-month and six-month periods ended June 30, 2001, due to the sharp decline in interest rates (approximately 38% and 45%, respectively) on short-term investments.

         For the three-month period ended June 30, 2002, the Company did not have any Other income or expense. For the six-month period ended June 30, 2002, Other income was $57,000, which was related to the sale of miscellaneous equipment. For the three-month and six-month periods ended June 30, 2001, other expense ($102,000 and $109,000, respectively) consisted primarily of the Company's share of the MinDOC, L.L.C. activities to design and market the MinDOC floating platform concept for deepwater drilling and production. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and its operating results were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit ("the Revolver") with a commercial bank but has not drawn on it since December 1998. Net cash provided by operating activities was $1.5 million for the six-months ended June 30, 2002, and working capital was $45.8 million, resulting in a current ratio of 3.3 to 1. Net cash used in investing activities for the six months ended June 30, 2002 was $7.1 million, which included $100,000 of proceeds on the sale of equipment, $6.9 million for capital expenditures, and $268,000 for the purchase of short-term investments. The majority of the capital expenditures for the first six months of 2002 were related to the construction of the new fabrication building scheduled to be completed in the fourth quarter of 2002.

         The Company's Revolver currently provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2003, and is secured by a mortgage on the Company's real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2002, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $5.0 million which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2002, the Company was in compliance with these covenants.

         Capital expenditures for the remaining six months of 2002 are estimated to be approximately $5.4 million, including improvements to the facilities and the purchase of various other fabrication machinery and equipment. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

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


ITEM 5. OTHER INFORMATION.

         On July 10, 2002, the Company announced the scheduled time for the release of its 2002 second quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

         On July 24, 2002, the Company announced its 2002 second quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.2.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             99.1 Press release issued by the Company on July 10, 2002, announcing the scheduled time for the release of its 2002 second quarter earnings and its quarterly conference call.

             99.2 Press release issued by the Company on July 24, 2002, announcing its 2002 second quarter earnings and related matters.

        (b) The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GULF ISLAND FABRICATION, INC.


                                       By:    /s/ Joseph P. Gallagher, III
                                          -------------------------------------
                                                Joseph P. Gallagher, III
                                                Vice President - Finance,
                                                Chief Financial Officer
                                                and  Treasurer
                                                (Principal Financial Officer
                                                and Duly Authorized Officer)


Date: August 12, 2002

                          GULF ISLAND FABRICATION, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
  99.1            Press release issued by the Company on July 10, 2002,
                  announcing the scheduled time for the release of its 2002
                  second quarter earnings and its quarterly conference call.

  99.2 Press release issued by the Company on July 24, 2002, announcing its 2002 second quarter earnings and related matters.