Form 10-Q
period 2002-09-30
GULF ISLAND FABRICATION INC
filed 2002-11-07
CIK 1031623

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

                For the quarterly period ended SEPTEMBER 30, 2002

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

         The number of shares of the Registrant's common stock, no par value per share, outstanding at November 7, 2002 was 11,744,614.

                          GULF ISLAND FABRICATION, INC.

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----

        PART I        FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Consolidated Balance Sheets
                        at September 30, 2002 (unaudited) and December 31, 2001                              3

                      Consolidated Statements of Income
                        for the Three and Nine Months Ended September 30, 2002
                           and 2001 (unaudited)                                                              4

                      Consolidated Statement of Changes in Shareholders' Equity
                        for the Nine Months Ended September 30, 2002 (unaudited)                             5

                      Consolidated Statements of Cash Flows
                        for the Nine Months Ended September 30, 2002
                           and 2001 (unaudited)                                                              6

                      Notes to Consolidated Financial Statements                                            7-9

              Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                                10-12

              Item 4. Controls and Procedures                                                               12

        PART II       OTHER INFORMATION

              Item 1. Legal Proceedings                                                                     13

              Item 5. Other Information                                                                     13

              Item 6. Exhibits and Reports on Form 8-K                                                      13

        SIGNATURES                                                                                          14

        CIVIL CERTIFICATIONS                                                                               15-16

        EXHIBIT INDEX                                                                                       E-1

                          GULF ISLAND FABRICATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                         September 30,     December 31,
                                                                                             2002              2001
                                                                                         -------------     ------------
                                                                                                  (in thousands)
                                     ASSETS

Current assets:
    Cash and cash equivalents                                                             $     10,854     $     11,274
    Short-term investments                                                                      24,177           23,758
    Contracts receivable, net                                                                   29,895           14,231
    Contract retainage                                                                           1,859            1,736
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                                  2,208            1,961
    Prepaid expenses                                                                               831            1,170
    Inventory                                                                                    1,485            1,331
                                                                                          ------------     ------------
         Total current assets                                                                   71,309           55,461
  Property, plant and equipment, net                                                            47,108           41,666
  Excess of cost over fair value of net assets acquired, net                                        --            4,765
  Other assets                                                                                     645              646
                                                                                          ------------     ------------
         Total assets                                                                     $    119,062     $    102,538
                                                                                          ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                        $      4,627     $      1,660
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                                                           10,757            2,891
  Accrued employee costs                                                                         2,394            2,012
  Accrued expenses                                                                               2,538            1,929
  Income taxes payable                                                                           2,129              368
                                                                                          ------------     ------------
         Total current liabilities                                                              22,445            8,860
Deferred income taxes                                                                            5,041            4,773
                                                                                          ------------     ------------
         Total liabilities                                                                      27,486           13,633

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
         authorized, no shares issued and outstanding                                               --               --
  Common stock, no par value, 20,000,000 shares
         authorized, 11,744,614 and 11,706,864 shares issued and
         outstanding at September 30, 2002 and December 31, 2001, respectively                   4,266            4,227
  Additional paid-in capital                                                                    36,551           36,101
  Retained earnings                                                                             50,759           48,577
                                                                                          ------------     ------------
         Total shareholders' equity                                                             91,576           88,905
                                                                                          ------------     ------------
         Total liabilities and shareholders' equity                                       $    119,062     $    102,538
                                                                                          ============     ============


        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)

                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    --------------------------      --------------------------
                                                                       2002            2001            2002            2001
                                                                    ----------      ----------      ----------      ----------

Revenue                                                             $   40,255      $   30,496      $  100,554      $   92,321
Cost of revenue                                                         33,483          25,826          87,504          79,731
                                                                    ----------      ----------      ----------      ----------
Gross profit                                                             6,772           4,670          13,050          12,590
General and administrative expenses                                      1,103           1,051           3,029           3,394
                                                                    ----------      ----------      ----------      ----------
Operating income                                                         5,669           3,619          10,021           9,196

Other income (expense):
   Interest expense                                                        (14)             (9)            (32)            (27)
   Interest income                                                         151             295             479             874
   Other                                                                     1            (628)             58            (737)
                                                                    ----------      ----------      ----------      ----------
                                                                           138            (342)            505             110
                                                                    ----------      ----------      ----------      ----------

Income before income taxes                                               5,807           3,277          10,526           9,306

Income taxes                                                             1,974           1,120           3,579           3,291
                                                                    ----------      ----------      ----------      ----------

Net income before cumulative effect of
  change in accounting principle                                         3,833           2,157           6,947           6,015

Cumulative effect of change in accounting principle (Note 2)                --              --          (4,765)             --
                                                                    ----------      ----------      ----------      ----------

Net income                                                          $    3,833      $    2,157      $    2,182      $    6,015
                                                                    ==========      ==========      ==========      ==========

Per share data: (Note 5)

     Basic earnings (loss) per share:
       Net income before cumulative effect of
         change in accounting principle                             $     0.33      $     0.18      $     0.59      $     0.51
       Cumulative effect of change in accounting principle                  --              --           (0.41)             --
                                                                    ----------      ----------      ----------      ----------
           Basic earnings per share                                 $     0.33      $     0.18      $     0.19      $     0.51
                                                                    ==========      ==========      ==========      ==========

     Diluted income (loss) per share:
       Net income before cumulative effect of
         change in accounting principle                             $     0.32      $     0.18      $     0.59      $     0.51
       Cumulative effect of change in accounting principle                  --              --           (0.40)             --
                                                                    ----------      ----------      ----------      ----------
           Diluted earnings per share                               $     0.32      $     0.18      $     0.18      $     0.51
                                                                    ==========      ==========      ==========      ==========

         Weighted-average shares                                        11,744          11,706          11,727          11,702
         Effect of dilutive securities: employee stock options              71              52              87             100
                                                                    ----------      ----------      ----------      ----------
         Adjusted weighted-average shares                               11,815          11,758          11,814          11,802
                                                                    ==========      ==========      ==========      ==========


        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                         Additional                          Total
                                              Common Stock                Paid-In          Retained       Shareholders'
                                         Shares           Amount          Capital          Earnings          Equity
                                      ------------     ------------     ------------     ------------     -------------
                                                             (in thousands, except share data)

Balance at January 1, 2002              11,706,864     $      4,227     $     36,101     $     48,577     $     88,905

Exercise of stock options                   37,750               39              348               --              387

Income tax benefit from
  exercise of stock options                     --               --              102               --              102

Net income                                      --               --               --            2,182            2,182
                                      ------------     ------------     ------------     ------------     ------------

Balance at September 30, 2002           11,744,614     $      4,266     $     36,551     $     50,759     $     91,576
                                      ============     ============     ============     ============     ============


        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2002              2001
                                                                         ------------      ------------
                                                                                (in thousands)
Cash flows from operating activities:
     Net income                                                          $      2,182      $      6,015
     Adjustments to reconcile net income to net
                cash provided by (used in) operating activities:
         Depreciation                                                           3,439             3,302
         Amortization                                                              --               325
         Cumulative effect of change in accounting principle                    4,765                --
         Deferred income taxes                                                    268                96
         Changes in operating assets and liabilities:
           Contracts receivable                                               (15,664)          (10,326)
           Contract retainage                                                    (123)           (1,463)
           Costs and estimated earnings in excess of billings
                  on uncompleted contracts                                       (247)            1,072
           Prepaid expenses, inventory and other assets                           185               326
           Accounts payable                                                     2,967                33
           Billings in excess of costs and estimated earnings
                  on uncompleted contracts                                      7,866             1,403
           Accrued employee costs                                                 382               610
           Accrued expenses                                                       609              (598)
           Income taxes payable                                                 1,863             2,193
                                                                         ------------      ------------
                  Net cash provided by operating activities                     8,492             2,988

Cash flows from investing activities:
     Capital expenditures, net                                                 (8,981)           (3,222)
     Proceeds on the sale of property and equipment                               100             2,100
     Purchase of short-term investments                                          (419)           (7,593)
     Other                                                                          1               (50)
                                                                         ------------      ------------
                  Net cash used in investing activities                        (9,299)           (8,765)

Cash flows from financing activities:
     Proceeds from exercise of stock options                                      387               374
                                                                         ------------      ------------
                  Net cash provided by financing activities                       387               374
                                                                         ------------      ------------
Net decrease in cash and cash equivalents                                        (420)           (5,403)
Cash and cash equivalents at beginning of period                               11,274            10,079
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $     10,854      $      4,676
                                                                         ============      ============

Supplemental cash flow information:

     Interest paid                                                       $         --      $         18
                                                                         ============      ============
     Income taxes paid                                                   $        730      $        940
                                                                         ============      ============


        The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       FOR THE THREE MONTH AND NINE MONTH
                    PERIODS ENDED SEPTEMBER 30, 2002 AND 2001


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

         The information presented at September 30, 2002, and for the three months and nine months ended September 30, 2002 and 2001, is unaudited. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for the fair presentation of the Company's financial position at September 30, 2002, and the results of its operations for the three months and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill is as follows (in thousands, except per share data):

                                                             Nine Months Ended
                                                               September 30,
                                                           2002             2001
                                                       ------------     ------------
Reported net income before cumulative
  effect of change in accounting principle             $      6,947     $      6,015
Add back: Goodwill amortization                                  --              325
                                                       ------------     ------------
Adjusted net income before cumulative
  effect of change in accounting principle             $      6,947     $      6,340
                                                       ============     ============

Basic earnings-per-share
  Reported net income before cumulative
    effect of change in accounting principle           $       0.59     $       0.51
  Add back: Goodwill amortization                                --             0.03
                                                       ------------     ------------
  Adjusted net income before cumulative
    effect of change in accounting principle           $       0.59     $       0.54
                                                       ============     ============

Diluted earnings-per-share
  Reported net income before cumulative
    effect of change in accounting principle           $       0.59     $       0.51
  Add back: Goodwill amortization                                --             0.03
                                                       ------------     ------------
  Adjusted net income before cumulative
    effect of change in accounting principle           $       0.59     $       0.54
                                                       ============     ============

NOTE 3 - NOTES PAYABLE

         Effective September 30, 2002, the Company's existing bank credit facility was amended and restated in order, among other reasons, to extend the maturity date to December 31, 2004. The Company's bank credit facility provides for a revolving line of credit (the "Revolver") of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company's real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2002, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $5.0 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2002, the Company was in compliance with these covenants.

NOTE 4 - INCOME TAX PROVISION

         Income tax expense for interim periods is based on estimates of the effective tax rates for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 34% for the three-month and nine-month periods ended September 30, 2002, compared to the effective rate of 34% for three-month and 35% for the nine-month periods ended September 30, 2001, respectively. This reduction in the effective rate was the result of anticipated tax benefits arising from an increase in net income attributable to foreign contracts.

NOTE 5 - EARNINGS PER SHARE

         For the nine months ended September 30, 2002, the per share net income before cumulative effect of change in accounting principle was $0.59 and the per share cumulative effect of change in accounting principle was $0.41 and $0.40 on a basic and diluted per share basis, respectively. The resulting basic earnings per share and diluted earnings per share of $0.19 and $0.18, respectively, reflect the impact of rounding on the calculation.

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

RESULTS OF OPERATIONS

         The Company's revenue for the three-month and nine-month periods ended September 30, 2002 was $40.3 million and $100.6 million, an increase of 32.1% and 9.0%, respectively, compared to $30.5 million and $92.3 million in revenue for the three-month and nine-month periods ended September 30, 2001. The volume of direct labor hours applied to contracts in progress increased by 16.6% for the three months and 5.2% for the nine months when comparing the three-month and the nine-month periods ended September 30, 2002 to the same periods of 2001.

         Gross profit increased $2.1 million or 44.7% and $500,000 or 4.0% when comparing the three-month and nine-month periods ended September 30, 2002, to the comparable periods in 2001. For the three-month and nine-month periods ended September 30, 2002, gross profit was $6.8 million (16.9% of revenue) and $13.1 million (13.0% of revenue), compared to $4.7 million (15.4% of revenue) and $12.6 million (13.7% of revenue) of gross profit for the three-month and nine-month periods ended September 30, 2001. The increase in production volumes accompanied by efficiencies in labor on several jobs in progress resulted in the increase in gross profit margins for the three-month period ended September 30, 2002, when compared to the three-month period ended September 30, 2001. Although production volumes increased slightly for the nine-month period ended September 30, 2002, compared to the nine-month period ended September 30, 2001, the reduction in product prices and less favorable weather conditions in the first two quarters of 2002 caused the gross profit margin to remain relatively flat.

         The Company's general and administrative expenses were $1.1 million for the three-month period ended September 30, 2002 and $3.0 million for the nine-month period ended September 30, 2002. This compared to $1.1 million for the three-month period ended

September 30, 2001, and $3.4 million for the nine-month period ended September 30, 2001. As a percentage of revenue, general and administrative expenses decreased to 2.7% from 3.6% of revenue for the three-month periods ended September 30, 2002 and 2001, respectively, and decreased to 3.0% from 3.7% of revenue for the comparable nine-month periods. Effective January 1, 2002, goodwill amortization ($108,000 per quarter) was eliminated. Offsetting the elimination of goodwill amortization were increases to costs that vary with sales volumes, primarily labor-related costs, when comparing the three-month periods ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses for the nine months ended September 30, 2002 was directly related to the elimination of goodwill amortization when compared to the nine months ended September 30, 2001.

         The Company had net interest income of $137,000 and $447,000 for the three-month and nine-month periods ended September 30, 2002, respectively, compared to $286,000 and $847,000 for the three-month and nine-month periods ended September 30, 2001. The reduction in interest income was the result of the decrease in income generated from investments during the three-month and nine-month periods ended September 30, 2002, compared to the three-month and nine-month periods ended September 30, 2001, due to the sharp decline in interest rates (approximately 52% and 48%, respectively) on short-term investments.

         For the three-month period ended September 30, 2002, the Company had other income of $1,000. For the nine-month period ended September 30, 2002, other income was $58,000, of which the majority was related to the sale of miscellaneous equipment. For the three-month and nine-month periods ended September 30, 2001, the Company had other expense of $628,000 and $737,000, respectively, of which $170,000 and $279,000, respectively, consisted of the Company's share of the MinDOC, L.L.C. activities to design and market the MinDOC floating platform concept for deepwater drilling and production. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and its operating results were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc. For the nine months ended September 30, 2001, other expense also included $280,000 for the settlement of a lawsuit the Company had been involved in for several years and $180,000 resulting from a loss the Company had on the sale of a facility the Company owned in Harvey, Louisiana.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with a commercial bank but has not drawn on it since December 1998. Net cash provided by operating activities was $8.5 million for the nine-months ended September 30, 2002. At September 30, 2002, working capital was $48.9 million, resulting in a current ratio of 3.2 to 1. Net cash used in investing activities for the nine months ended September 30, 2002 was $9.3 million, which included $100,000 of proceeds on the sale of equipment, $9.0 million for capital expenditures, and $419,000 for the purchase of short-term investments. The majority of the capital expenditures for the first nine months of 2002 was related to the construction of a new fabrication building scheduled to be completed in the first quarter of 2003.

         The Company's bank credit facility provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company's real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2002, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $5.0 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2002, the Company was in compliance with these covenants.

         Capital expenditures for the remaining three months of 2002 are estimated to be approximately $3.7 million, including improvements to the facilities and the purchase of various other fabrication machinery and equipment. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

         For a description of legal proceedings, see Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 5. OTHER INFORMATION.

         On October 10, 2002, the Company announced the scheduled time for the release of its 2002 third quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

         On October 23, 2002, the Company announced its 2002 third quarter earnings and related matters. The press release making this announcement is attached hereto as Exhibit 99.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  10.1 Third Amendment to Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, NA and Whitney National Bank dated November 19, 2001.

                  10.2 Fourth Amendment to Eighth Amended and Restated Revolving Credit Agreement among the Company and Bank One, NA and Whitney National Bank dated September 30, 2002.

                  99.1 Press release issued by the Company on October 10, 2002, announcing the scheduled time for the release of its 2002 third quarter earnings and its quarterly conference call.

                  99.2 Press release issued by the Company on October 23, 2002, announcing its 2002 third quarter earnings and related matters.

         (b) On August 12, 2002, the Company filed a report on Form 8-K to report (under items 7 and 9) the filing of the certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GULF ISLAND FABRICATION, INC.


                                    By: /s/ Joseph P. Gallagher, III
                                        ----------------------------------------
                                            Joseph P. Gallagher, III
                                            Vice President - Finance,
                                            Chief Financial Officer
                                            and Treasurer
                                            (Principal Financial Officer
                                            and Duly Authorized Officer)


Date: November 7, 2002

                             CEO CIVIL CERTIFICATION

I, Kerry J. Chauvin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gulf Island Fabrication, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002


                                     By:         /s/ Kerry J. Chauvin
                                        ----------------------------------------
                                                   Kerry J. Chauvin
                                         President and Chief Executive Officer

                             CFO CIVIL CERTIFICATION

I, Joseph P. Gallagher, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gulf Island Fabrication, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002


                                       By:   /s/ Joseph P. Gallagher, III
                                           -------------------------------------
                                               Joseph P. Gallagher, III
                                                Chief Financial Officer

                          GULF ISLAND FABRICATION, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

10.1              Third Amendment to Eighth Amended and Restated Revolving
                  Credit Agreement among the Company and Bank One, NA and
                  Whitney National Bank dated November 19, 2001.

10.2              Fourth Amendment to Eighth Amended and Restated Revolving
                  Credit Agreement among the Company and Bank One, NA and
                  Whitney National Bank dated September 30, 2002.

99.1 Press release issued by the Company on October 10, 2002, announcing the scheduled time for the release of its 2002 third quarter earnings and its quarterly conference call.

99.2 Press release issued by the Company on October 23, 2002, announcing its 2002 third quarter earnings and related matters.