Form 10-K
period 2002-12-31
GULF ISLAND FABRICATION INC
filed 2003-03-27
CIK 1031623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2002 was approximately $146,192,505.

     The number of shares of the registrant's common stock, no par value per share, outstanding at March 3, 2003 was 11,767,430.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement prepared for use in connection with the registrant's 2003 Annual Meeting of Shareholders to be held April 30, 2003 have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GULF ISLAND FABRICATION, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                      PART I

Items 1 and 2.  Business and Properties.....................................    1
Item 3.         Legal Proceedings...........................................   11
Item 4.         Submission of Matters to a Vote of Security Holders.........   11
                Executive Officers of the Registrant........................   11

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   12
Item 6.         Selected Financial Data.....................................   13
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................   16
Item 7A         Quantitative and Qualitative Disclosure About Market Risk...   19
Item 8.         Financial Statements and Supplementary Data.................   19
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   19

                                     PART III

Item 10.        Directors and Executive Officers of the Registrant..........   20
Item 11.        Executive Compensation......................................   20
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................   20
Item 13.        Certain Relationships and Related Transactions..............   20
Item 14.        Controls and Procedures.....................................   20

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................   20

GLOSSARY OF CERTAIN TECHNICAL TERMS.........................................  G-1
FINANCIAL STATEMENTS........................................................  F-1
SIGNATURES..................................................................  S-1
EXHIBIT INDEX...............................................................  E-1

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     Certain technical terms are defined in the "Glossary of Certain Technical Terms" beginning on page G-1.

GENERAL

     Gulf Island Fabrication, Inc. (the "Company"), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as tension leg platforms ("TLPs")), "SPARs and FPSOs"; piles, wellhead protectors, subsea templates and various production, compressor and utility modules; and offshore living quarters. Services provided by the Company include offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales.

     The Company was founded in 1985 by a group of investors, including Alden J. "Doc" Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. The Company's primary facilities are located on 620 acres, of which 273 are currently developed for fabrication activities with 347 acres available for future expansion. These facilities allow the Company to build jackets for installation in water depths of up to 800 feet and deck sections for fixed or floating production platforms for use in unlimited water depths. In addition, the Company is able to build certain hull sections of floating production platforms, typically for use in water depths greater than 1,000 feet.

     On January 2, 1997, Gulf Island Fabrication, Inc. acquired Dolphin Services, Inc. and two related companies (collectively, "Dolphin Services"), which perform offshore and inshore fabrication and construction services (the "Dolphin Acquisition"), and in April 1997, completed the initial public offering (the "Initial Public Offering") of its common stock, no par value per share (the "Common Stock"). Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. (reorganized effective December 31, 2002 as "Southport, L.L.C.," a Louisiana limited liability company) and it's wholly owned subsidiary Southport International, Inc. (collectively "Southport"). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending December 31, 2001. On October 26, 2000, the Company effectively eliminated the possibility of contingency payments by reaching an agreement with the former shareholders of Southport, Inc. to an early payout amount of approximately $2.0 million.

     In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept ("MinDOC"). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, the Company owns 60% interest in MinDOC, L.L.C. and the balance is owned by an architectural/engineering company. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

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

WEBSITE AND ELECTRONIC POSTING DISCLOSURES

     The Company's website address is www.gulfisland.com. The Company makes available on or through its website, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and since November 15, 2002, those reports have been made available on its website on the day such material was electronically filed with the Securities and Exchange Commission ("SEC"). Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

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

     The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at the Company's facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. The Company can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components the Company participates in the construction of platforms requiring jackets and/or hulls that are larger than those the Company can transport through the Houma Navigation Canal.

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

     Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections so that much of their fabrication is done on the ground. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and "roll up" the section, which is then joined to another uprighted section. When a jacket is complete and ready for launch, it is pulled along the skidway onto a launch barge, which is gradually deballasted to compensate for the weight of the structure as more of it moves aboard the barge. Using ocean-going tugs, the barge and jacket are transported to the offshore installation site.

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

     Through Dolphin Services, the Company also provides interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Company's main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification.

     Through Southport, the Company fabricates living quarters, primarily for offshore platforms, ranging in size from 4 to 250 beds.

FACILITIES AND EQUIPMENT

     Facilities. The Company's corporate headquarters and Gulf Island, L.L.C.'s main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes one 20,000 square foot building that houses administrative staff, 180,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits loadout of heavy structures. In December 2001 Gulf Island, L.L.C. began purchasing material for the construction of a new fabrication building scheduled to be completed in the second quarter of 2003. When completed, the new building will be 250 feet wide, 350 feet deep and 100 feet high. This will provide an additional 87,500 square feet of covered fabrication area to Gulf Island, L.L.C.'s existing facilities. The new building will allow Gulf Island, L.L.C. to fabricate large deck sections that measure 100 feet wide and weigh up to 800 tons under a totally covered fabrication area.

     Gulf Island, L.L.C.'s west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land, which could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead.

     Dolphin Services operates from a 20-acre site located approximately a quarter of a mile from Gulf Island L.L.C.'s main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 9,900 square foot building that houses administrative staff, approximately 14,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and 660 linear feet of steel bulkhead. Dolphin Services also operates a commercial steel sales division and a pressure vessel shop. The steel sales division operates a three acre facility adjacent to Gulf Island, L.L.C.'s main yard with a product line that includes pressure vessel plates and other products that utilize Gulf Island, L.L.C.'s capability to process the steel by cutting, shaping, forming and painting.

     The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter, auto core flux and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

     Southport operates on the east bank of the Houma Navigation Canal across Thompson Road from Gulf Island, L.L.C.'s main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. Also located on the property is an additional two-story, 2,100 square foot administration building. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean going vessels and the loadout of heavy loads.

     The Company owns all of the foregoing properties.

     Equipment. Gulf Island, L.L.C.'s main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator grit blast system, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.'s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company's fabrication business. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.'s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. In 2002, Gulf Island, L.L.C. purchased four hydraulic modular transporters with rubber tires (KAMAG -- Type 2406) that allow fabricated deck sections that weigh as much as 800 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

     Gulf Island, L.L.C.'s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island, L.L.C. is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island, L.L.C. to participate as subcontractor on projects awarded to other contractors. Gulf Island, L.L.C. has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of the Company's fabrication projects. The design output of the facility also allows the Company to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides the Company a competitive advantage by reducing labor costs and demonstrates the Company's commitment to being a good neighbor to the community and the environment.

     Dolphin Services owns three spud barges and leases one for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

MATERIALS AND SUPPLIES

     The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available in adequate supply from many sources. The Company does not depend upon any single supplier or source.

SAFETY AND QUALITY ASSURANCE

     Management is concerned with the safety and health of the Company's employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company's safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs five in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets twice a month to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every three months. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

     Gulf Island, L.L.C. and Dolphin Services are certified as ISO 9002 fabricators. Southport is certified as an ISO 9001 fabricator. ISO 9001 and ISO 9002 are internationally recognized verification systems for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of the Company's programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

CUSTOMERS AND CONTRACTING

     The Company's customers are primarily major and independent oil and gas exploration and production companies. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 82% of the Company's revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore West Africa and Latin America.

     A large portion of the Company's revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company's largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 51% (20% Single Buoy Mooring, Inc., 19% Kerr-McGee Corporation, and 12% ExxonMobil Corporation), 21% (El Paso Corporation which includes projects for a subsidiary of the Coastal Corporation prior to its merger with El Paso Corporation), and 13% (Anadarko) of revenue for fiscal 2002, 2001, and 2000, respectively. In addition, at December 31, 2002, 90% of the Company's backlog was attributable to 12 projects involving six customers. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and the Company's ability to meet the customer's delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

                                           2002                         2001                        2000
                                ---------------------------   -------------------------   -------------------------
                                1ST      2ND    3RD    4TH    1ST    2ND    3RD    4TH    1ST    2ND    3RD    4TH
                                QTR.     QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.   QTR.
                                ----     ----   ----   ----   ----   ----   ----   ----   ----   ----   ----   ----
Revenue.......................   19%      23%    28%    30%    24%    30%    27%    19%    28%    25%    25%    22%
Gross profit..................   15%      18%    35%    32%    15%    37%    30%    18%    24%    23%    23%    30%
Net income....................   13%(1)   17%    37%    33%    13%    40%    30%    17%    26%    25%    24%    25%
Direct labor hours (in
  000's)......................  369      497    519    471    411    460    445    343    434    410    408    400

---------------

(1) Net income percentage for the first quarter 2002 was computed based on net income before cumulative effect of change in accounting principle. (See Note 3 to the Notes to Consolidated Financial Statements related to the adoption of a new accounting standard).

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

     The Company currently has three primary competitors, Technip-Coflexip (specifically its subsidiaries CSO Aker Marine Contractors, Inc. and Gulf Marine Fabricators, Inc.), J. Ray McDermott, S.A., and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in the Gulf of Mexico in water depths greater than 300 feet. In addition to these three companies, the Company primarily competes with five other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of the Company's competitors have greater financial and other resources than the Company.

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

     Management believes that the Company's competitive pricing, expertise in fabricating offshore structures and the certification of its facilities as ISO 9001 and ISO 9002 fabricators will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder the Company's ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, the Company may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

BACKLOG

     As of December 31, 2002, the Company's revenue backlog was $92.5 million; $91.7 million of which management expects to be performed during 2003, and its man-hour backlog was 1.253 million hours remaining to work. Of the $92.5 million revenue backlog at December 31, 2002, approximately 90% of the Company's backlog was attributable to six customers.

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

GOVERNMENT AND ENVIRONMENTAL REGULATION

     Many aspects of the Company's operations and properties are materially affected by federal, state and local regulation, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Minerals Management Service of the United States Department of the Interior ("MMS"). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where the Company's products are used have not been substantial. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

     The Houma Navigation Canal provides the only means of access for the Company's products from the Company's facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges required to transport many of the Company's products and could result in material and adverse affects on the Company's operations and financial position.

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

     The Company's compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last several years have resulted in approximately $150,000 to $200,000 of expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company's business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

EMPLOYEES

     The Company's workforce varies based on the level of ongoing fabrication activity at any particular time. During 2002, the number of Company employees ranged from approximately 690 to 930. As of March 3, 2003, the Company had approximately 975 employees. Although the seasonality of the Company's operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company's employees are employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

     The Company's ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company's ability to expand its operations depends not only upon customer demand but also on the Company's ability to increase its labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company's customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names, ages and offices held by each of the executive officers of the Company as of March 3, 2003. All officers of the Company serve at the pleasure of the Company's Board of Directors.

NAME                                        AGE                        POSITION
----                                        ---                        --------
Kerry J. Chauvin..........................  55    Chairman of the Board, President and Chief
                                                  Executive Officer
Kirk J. Meche.............................  40    Executive Vice President -- Operations and
                                                  President of Gulf Island, L.L.C. (fabrication
                                                  subsidiary)
Murphy A. Bourke..........................  58    Executive Vice President -- Marketing
Joseph P. Gallagher, III..................  52    Vice President -- Finance, Chief Financial Officer
                                                  and Treasurer

     Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Company's President since the Company's inception and as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company's Chief Operating Officer from January 1989 to January 1990. He has over 20 years of experience in the fabrication industry including serving from 1979 to 1984 as President of Delta Fabrication, the assets of which were purchased by the Company in 1985, and as Executive Vice President, General Manager and Manager of Engineering with Delta Fabrication from 1977 to 1979. From 1973 to 1977, he was employed by Delta Shipyard as Manager of New Construction and as a Project Manager. Mr. Chauvin holds both an M.B.A. degree and a B.S. degree in Mechanical Engineering from Louisiana State University.

     Kirk J. Meche became Executive Vice President -- Operations of the Company and President of Gulf Island, L.L.C. in February 2001. Mr. Meche served as President of Southport, Inc., a former wholly owned subsidiary of the Company, from December 1999 to February 2001, and as Vice President of Operations of Southport, Inc. from February 1999 to December 1999. He was a Project Manager for the Company from 1996 to 1999. Mr. Meche served in various capacities with McDermott Fabrication and Shipyard from 1985 to 1996 including

Structural Engineer, Hull Engineering Supervisor and Project Manager. He received his B.S. degree in Engineering Design from Louisiana State University in 1985.

     Murphy A. Bourke has been Executive Vice President -- Marketing since January 2000, and was Vice President -- Marketing since the Company began operations in 1985 until December 1999. Mr. Bourke also served as Vice President Marketing for Delta Fabrication from 1979 to 1984 and as the General Sales Manager of Louisiana State Liquor Distributors, Inc., a beverage distributor, from 1972 to 1979. He holds a B.A. degree in marketing from Southeastern Louisiana University.

     Joseph P. "Duke" Gallagher, III was elected Vice President -- Finance and Chief Financial Officer of the Company in January 1997. Mr. Gallagher served as the Company's Controller from 1985 until 1997. He has been the Company's Treasurer since 1986 and served as the Company's Secretary from January 1993 until April 1999. From 1981 to 1985, he was employed as the Controller of TBW Industries, Incorporated, a manufacturer of machinery and pressure vessels, and from 1979 to 1981 as the Assistant Controller of Brock Exploration Corporation, a publicly traded oil and gas exploration company. Mr. Gallagher, a Certified Public Accountant, also worked as a Senior Auditor for the accounting firm A.A. Harmon & Co., CPA's Inc. He received a B.S. degree in Production Management in 1973 from the University of Southwestern Louisiana.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GIFI." At March 3, 2003, the Company had approximately 2,500 holders of record of the Common Stock.

     The following table sets forth the high and low bid prices per share of the Common Stock, as reported by The Nasdaq National Market, for each fiscal quarter of the two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year 2002
  First Quarter.............................................  $15.65   $ 8.50
  Second Quarter............................................   19.23    13.80
  Third Quarter.............................................   19.10    10.20
  Fourth Quarter............................................   17.70     9.52

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year 2001
  First Quarter.............................................  $21.62   $16.08
  Second Quarter............................................   19.00    13.65
  Third Quarter.............................................   14.84     7.18
  Fourth Quarter............................................   13.25     7.84

     The Company has not paid dividends since 1997. The Company currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of its business and, therefore, does not plan to pay cash dividends to holders of its Common Stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                       NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                            NUMBER OF SECURITIES   WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                             TO BE ISSUED UPON     EXERCISE PRICE OF       UNDER EQUITY
                                                EXERCISE OF           OUTSTANDING       COMPENSATION PLANS
                                                OUTSTANDING            OPTIONS,        (EXCLUDING SECURITIES
                                             OPTIONS, WARRANTS       WARRANTS AND          REFLECTED IN
                                                 AND RIGHTS             RIGHTS              COLUMN (A)
PLAN CATEGORY                                       (A)                   (B)                   (C)
-------------                               --------------------   -----------------   ---------------------
Equity compensation plans approved by
  security holders........................        923,000               $13.853               432,000(1)
Equity compensation plans not approved by
  security holders........................              0                     0                     0
                                                  -------                                     -------
  Total...................................        923,000                                     432,000(1)
                                                  =======                                     =======

---------------

(1) Of the shares remaining available for issuance, no more than 50,000 shares may be issued as restricted stock or "other stock-based award" (which awards are valued in whole or in part on the value of the shares of Common Stock) under the Company's 2002 Long-Term Incentive Plan, and no more than 1,000 may be issued as stock appreciation rights, restricted stock, performance shares or stock awards under the Company's Long-Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2002 are derived from the audited financial statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included elsewhere in this report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999     1998(1)
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenue...............................  $142,919   $113,697   $112,090   $120,241   $192,372
  Cost of revenue.......................   123,643     98,330    101,648    105,813    156,326
                                          --------   --------   --------   --------   --------
  Gross profit..........................    19,276     15,367     10,442     14,428     36,046
  General and administrative expenses...     4,231      4,435      4,489      4,210      6,023
                                          --------   --------   --------   --------   --------
  Operating income......................    15,045     10,932      5,953     10,218     30,023
  Net interest income...................       572      1,067      1,298        681        172
  Other, net income (expense)...........        52       (748)      (558)      (116)        (4)
                                          --------   --------   --------   --------   --------
  Income before income taxes............    15,669     11,251      6,693     10,783     30,191
  Income taxes..........................     5,332      3,990      2,507      4,097     11,359
                                          --------   --------   --------   --------   --------
  Net income before cumulative effect of
     change in accounting
     principle(2).......................  $ 10,337   $  7,261   $  4,186   $  6,686   $ 18,832
  Cumulative effect of change in
     accounting principle...............    (4,765)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net income............................  $  5,572   $  7,261   $  4,186   $  6,686   $ 18,832
                                          ========   ========   ========   ========   ========

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999     1998(1)
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME SUMMARY DATA: (PRO FORMA (UNAUDITED)):
  Basic earnings per share:
     Net income before cumulative effect
       of change in accounting
       principle........................  $   0.88   $   0.62   $   0.36   $   0.57   $   1.62
     Cumulative effect of change in
       accounting principle.............     (0.41)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Basic earnings per share...........  $   0.47   $   0.62   $   0.36   $   0.57   $   1.62
                                          ========   ========   ========   ========   ========
  Diluted earnings per share:
     Net income before cumulative effect
       of change in accounting
       principle........................  $   0.87   $   0.62   $   0.36   $   0.57   $   1.61
     Cumulative effect of change in
       accounting principle.............     (0.40)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Diluted earnings per share.........  $   0.47   $   0.62   $   0.36   $   0.57   $   1.61
                                          ========   ========   ========   ========   ========
  Basic weighted-average common
     shares.............................    11,731     11,704     11,666     11,638     11,630
                                          ========   ========   ========   ========   ========
  Diluted weighted-average common
     shares.............................    11,817     11,789     11,756     11,691     11,703
                                          ========   ========   ========   ========   ========
PRO FORMA RECONCILIATION(3)
Reported net income before cumulative
  effect of change in accounting
  principle.............................  $ 10,337   $  7,261   $  4,186   $  6,686   $ 18,832
Add back: Goodwill amortization.........        --        433        317        274        279
                                          --------   --------   --------   --------   --------
Adjusted net income before cumulative
  effect of change in accounting
  principle.............................  $ 10,337   $  7,694   $  4,503   $  6,960   $ 19,111
                                          ========   ========   ========   ========   ========
Basic earnings -- per-share
  Reported net income before cumulative
     effect of change in accounting
     principle..........................  $   0.88   $   0.62   $   0.36   $   0.57   $   1.62
  Add back: Goodwill amortization.......        --       0.04       0.03       0.02       0.02
                                          --------   --------   --------   --------   --------
  Adjusted net income before cumulative
     effect of change in accounting
     principle..........................  $   0.88   $   0.66   $   0.39   $   0.59   $   1.64
                                          ========   ========   ========   ========   ========
Diluted earnings -- per-share
  Reported net income before cumulative
     effect of change in accounting
     principle..........................  $   0.87   $   0.62   $   0.36   $   0.57   $   1.61
  Add back: Goodwill amortization.......        --       0.04       0.03       0.02       0.02
                                          --------   --------   --------   --------   --------
  Adjusted net income before cumulative
     effect of change in accounting
     principle..........................  $   0.87   $   0.66   $   0.39   $   0.59   $   1.63
                                          ========   ========   ========   ========   ========

                                                            AS OF DECEMBER 31,
                                             -------------------------------------------------
                                               2002       2001      2000      1999      1998
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital..........................  $ 52,327   $ 46,601   $37,175   $31,787   $25,239
  Property, plant and equipment, net.......    47,471     41,666    42,662    43,664    45,418
  Total assets.............................   113,148    102,538    96,062    95,049    97,740
  Debt.....................................        --         --        --        --     3,000

                                               2002       2001      2000      1999      1998
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
OPERATING DATA:
  Direct labor hours worked for the year
     ended December 31,(4).................     1,856      1,659     1,652     1,851     2,615
  Backlog as of December 31,(5)
  Direct labor hours.......................     1,253        838       437       682     1,079
  Dollars..................................  $ 92,509   $ 54,400   $26,600   $38,900   $67,300

---------------

(1) Includes results of operations of Southport, Inc. from January 1, 1998. Effective December 31, 2002, Southport, Inc. was reorganized as "Southport, L.L.C.," a Louisiana limited liability company.

(2) In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion 17, "Intangibles". The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, (see Note 3 to the Notes to the Consolidated Financial Statements.)

(3) A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill. For some of the years presented, basic earnings per share and diluted earnings per share reflect the impact of rounding on the calculation.

(4) Direct labor hours are hours worked by employees directly involved in the production of the Company's products.

(5) The Company's backlog is based on management's estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND OUTLOOK

     The Company's results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world; (ii) the Company's ability to win contracts through competitive bidding or alliance/partnering arrangements and (iii) the Company's ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies' expectations of future oil and gas prices, and changes in technology which reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. During 1997 and 1998, generally favorable trends in these factors led to high activity levels in the Gulf of Mexico. In the past four years, however, the distraction caused by consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in the exploration and development activity factors, have caused corresponding low levels of oil and gas development activity.

     Development activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and continued to decline throughout 2000, which had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, with a resulting decline in pricing levels for their services through the end of 2000. While 2001 and 2002 did not result in a significant improvement in market conditions in the fabrication sector of the oil and gas industry, the Company experienced some stability in the awarding of projects during 2001, with a notable 28% increase in projects awarded during 2002.

     The combination of the backlog at December 31, 2001 and projects awarded during 2002 with stable profit margins, resulted in a stronger performance in 2002 compared to 2001. Revenue in 2002 was $142.9 million, a 25.7% increase compared to 2001 revenue, and net income before cumulative effect of change in accounting principle was $10.3 million, a 42.4% increase compared to 2001 net income. Net income after a cumulative effect of change in accounting principle for the period ended December 31, 2002 was $5.6 million (See Note 3 in the Notes to Consolidated Financial Statements). During 2002 the Company was awarded several large projects, resulting in a 70.0% increase in backlog at December 31, 2002, to $92.5 million compared to $54.4 million at December 31, 2001.

     The weakness in the U.S. economy and the threat of war have caused uncertainty for the future of the industry. However, the currently elevated commodity prices for oil and natural gas could help in bringing future projects to the market. The dollar value of projects available in the market is significantly below those levels of four to five years ago. Competition for available projects remains intense and near term, future margins will likely remain uncertain. Cost reduction measures are continuously reviewed to meet these conditions. The Company has had success in the market in spite of the tariff imposed by the President on imported steel. This tariff placed the Company in an unfair position when competing in the international market. With the increase in activity in the international and deepwater markets, the Company will continue to seek projects in these areas that have proven to be less risky and allows for enhanced profitability. Demand for the Company's services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. At some point, however, it is expected that demand for the Company's products and services should recover as oil and gas reserves are reduced and the Company's customers are forced to replace them.

     During 2002, the Company's workforce increased from approximately 690 to 930 employees. Demand for the Company's products and services dictates the Company's workforce needs, although the Company generally tries to minimize the use of contract labor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 to the Notes to the Consolidated Financial Statements), the following involve a higher degree of judgment and complexity.

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

  GOODWILL IMPAIRMENT -- SOUTHPORT ACQUISITION

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion 17, "Intangibles". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. At December 31, 2001, the Company had goodwill of $4.8 million (net of accumulated amortization of $1.3 million) related to the acquisition of Southport. The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

RECEIVABLES

     In the normal course of business, the company extends credit to its customers on a short-term basis. The company's principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for probable doubtful accounts.

RESULTS OF OPERATIONS

  COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The Company's revenue for the year ended December 31, 2002 was $142.9 million, an increase of 25.7%, compared to $113.7 million in revenue for the year ended December 31, 2001. Revenue increased as a result of the increased demand and stable pricing of the Company's good and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the year ended December 31, 2002, compared to 2001(1.9 million in 2002 versus 1.7 million in 2001). The combination of increased volume and stable pricing enabled the Company to increase gross profit by 25.3% to $19.3 million (13.5% of revenue) for the year ended December 31, 2002, compared to the $15.4 million (13.5% of revenue) of gross profit for the year ended December 31, 2001.

     Cost of revenue was $123.6 million in 2002 compared to $98.3 million in 2001. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) associated with production but not directly related to a specific project. As a percentage of revenue, these costs remained consistent at 86.5% for 2002 and 2001.

     The Company's general and administrative expenses were $4.2 million for the year ended December 31, 2002, compared to $4.4 million for the year ended December 31, 2001. Included in general and administrative expenses for the year ended December 31, 2001 was $433,000 which represented the amortization of goodwill. Effective January 1, 2002, goodwill amortization was eliminated. Thus, excluding goodwill amortization for 2001 would result in an increase of approximately $200,000 for general and administrative expenses when comparing 2002 to 2001. This increase for 2001 to 2002 was the result of costs that vary with sales volumes, primarily labor related costs. Although the absolute dollar cost of the Company's general and administrative expenses increased when excluding goodwill for 2001, as a percentage of revenue these costs decreased to 3.0% from 3.5% for the years ended December 31, 2002 and 2001, respectively.

     The Company's net interest income decreased to $572,000 for the year ended December 31, 2002 compared to $1.1 million for 2001. The current reduction in interest income is the result of a reduction in short-term interest rates when comparing 2002 to 2001. For the period ended December 31, 2002, other income was $52,000, of which the majority was related to the sale of miscellaneous equipment. For the period ended December 31, 2001, other expense was $748,000. This expense includes $288,000 related to the Company's portion of the net loss of MinDOC, LLC as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production. Also included in the other-net was $280,000 for the settlement of a lawsuit the Company had been involved in for several years and $180,000 resulting from a loss the Company had on the sale of the 13-acre facility Southport previously occupied in Harvey, Louisiana.

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

     The cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs were 86.5% and 90.7% for the year ended December 31, 2001 and 2000, respectively. The utilization of labor saving equipment enabled the Company to maintain production volumes while increasing profit margins. Also contributing to increased profit margins were increased product prices and discounts from major suppliers of materials and services. Gross profit increased $4.9 million or 47.2% when comparing 2001 to 2000. For the year ended December 31, 2001, gross profit was $15.4 million (13.5% of revenue), compared to $10.4 million (9.3% of revenue) of gross profit for the year ended December 31, 2000.

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

     The Company's net interest income increased to $1.1 million for the year ended December 31, 2001 compared to $1.3 million for 2000. The current reduction in interest income is the result of a reduction in short-term interest rates when comparing 2001 to 2000. Other expense increased to $748,000 in 2001 from $558,000 in 2000. This expense includes $288,000 related to the Company's portion of the net loss of MinDOC, L.L.C. as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production. Also included in the other-net was $280,000 for the settlement of a lawsuit the Company had been involved in for several years and $180,000 resulting from a loss the Company had on the sale of the 13-acre facility Southport previously occupied in Harvey, Louisiana.

LIQUIDITY AND CAPITAL RESOURCES

     Historically the Company has funded its business activities through funds generated from operations and borrowings under its revolving line of credit ("the Revolver"). Net cash used in operating activities was $609,000 for the year ended December 31, 2002. When comparing the period ended December 31, 2002 to December 31, 2001, the Company experienced the normal increase in contracts receivable associated with the early months of new projects. In the early phases of a new project, the Company utilizes its cash to purchase material and expend labor, which results in a reduction of cash and an increase in contract receivables until the customer begins processing bills for payment. Working capital was $52.3 million (an increase of 12.2%) at December 31, 2002. The ratio of current assets to current liabilities decreased to 5.12 to 1 at December 31, 2002, from 6.26 to 1 at December 31, 2001. Net cash used in investing activities for the year ended December 31, 2002 was $5.4 million, which included $101,000 of proceeds on the sale of equipment, $5.0 million utilized from short term investments, and $10.5 million of capital expenditures. The Company's capital expenditures during 2002 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. The majority of the 2002 capital expenditures were for the new fabrication shop under construction ($5.1 million) and the transporters ($1.9 million) described in detail in Part I, Items 1 and 2, "Business and Properties -- Facilities and Equipment".

     The Company's Revolver provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2002, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $5.0 million which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2002, the Company was in compliance with these covenants.

     The Company's Board of Directors approved a capital budget of $11.1 million for 2003, which includes the purchase of equipment and additional yard and facility expansion improvements. Included in the 2003 capital budget was $6.4 million for two cranes that were purchased in February 2003. The cranes (Manitowoc Model M2250) have lifting capacities of 500 tons each compared to some of the Company's other large cranes that have a lifting capacity of 350 tons. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     In this report the consolidated financial statements of the Company and the accompanying notes to consolidated financial statements appear on pages F-1 through F-16 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by this item is included in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and in Item 4 of this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information called for by this item is included in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information called for by this item is included in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and in Item 5 of this report on Form 10-K. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information called for by this item is included in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements, schedules and exhibits are filed as part of this Report:

          (i) Financial Statements

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-1
Consolidated Balance Sheets at December 31, 2002 and at
  December 31, 2001.........................................  F-2
Consolidated Statements of Income for the Years Ended
  December 31, 2002, 2001, and 2000.........................  F-3
Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended December 31, 2002, 2001, and 2000.....  F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

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

     (b) Reports on Form 8-K

          On November 7, 2002, the company filed a report on Form 8-K to report (under Item 9) the filing of the certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

fixed platform:                  A platform consisting of a rigid jacket which
                                 rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

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

ISO 9001:                        International Standards of Operations
                                 9001 -- Defines quality management system of procedures and goals for certified companies.

ISO 9002:                        International Standards of Operations
                                 9002 -- Defines quality management system of procedures and goals for certified companies.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

     We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
January 31, 2003

                         GULF ISLAND FABRICATION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,667   $ 11,274
  Short-term investments....................................    18,783     23,758
  Contracts receivable, net.................................    32,131     14,231
  Contract retainage........................................     1,842      1,736
  Costs and estimated earnings in excess of billings on
     uncompleted contracts..................................     4,061      1,961
  Prepaid expenses..........................................     1,118      1,170
  Inventory.................................................     1,430      1,331
                                                              --------   --------
          Total current assets..............................    65,032     55,461
Property, plant and equipment, net..........................    47,471     41,666
Excess of cost over fair value of net assets acquired,
  net.......................................................        --      4,765
Other assets................................................       645        646
                                                              --------   --------
          Total assets......................................  $113,148   $102,538
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,718   $  1,660
  Billings in excess of costs and estimated earnings on
     uncompleted contracts..................................     4,317      2,891
  Accrued employee costs....................................     2,769      2,012
  Accrued expenses..........................................     3,388      1,929
  Income taxes payable......................................       513        368
                                                              --------   --------
          Total current liabilities.........................    12,705      8,860
Deferred income taxes.......................................     5,467      4,773
                                                              --------   --------
          Total liabilities.................................    18,172     13,633

Shareholders' equity:
  Preferred stock, no par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........        --         --
  Common stock, no par value, 20,000,000 shares authorized,
     11,745,414 and 11,706,864 shares issued and outstanding
     at December 31, 2002 and 2001, respectively............     4,266      4,227
  Additional paid-in capital................................    36,561     36,101
  Retained earnings.........................................    54,149     48,577
                                                              --------   --------
          Total shareholders' equity........................    94,976     88,905
                                                              --------   --------
          Total liabilities and shareholders' equity........  $113,148   $102,538
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.....................................................   $142,919      $113,697      $112,090
Cost of revenue.............................................    123,643        98,330       101,648
                                                               --------      --------      --------
Gross profit................................................     19,276        15,367        10,442
General and administrative expenses.........................      4,231         4,435         4,489
                                                               --------      --------      --------
Operating income............................................     15,045        10,932         5,953
Other income (expense):
  Interest expense..........................................        (39)          (36)          (34)
  Interest income...........................................        611         1,103         1,332
  Other -- net..............................................         52          (748)         (558)
                                                               --------      --------      --------
                                                                    624           319           740
                                                               --------      --------      --------
Income before income taxes..................................     15,669        11,251         6,693
Income taxes................................................      5,332         3,990         2,507
                                                               --------      --------      --------
Net income before cumulative effect of change in accounting
  principle.................................................   $ 10,337      $  7,261      $  4,186
Cumulative effect of change in accounting principle.........     (4,765)           --            --
                                                               --------      --------      --------
Net income..................................................   $  5,572      $  7,261      $  4,186
                                                               ========      ========      ========
Earnings per share data:
  Basic earnings per share:
     Net income before cumulative effect of change in
       accounting principle.................................   $   0.88      $   0.62      $   0.36
     Cumulative effect of change in accounting principle....      (0.41)           --            --
                                                               --------      --------      --------
     Basic earnings per share...............................   $   0.47      $   0.62      $   0.36
                                                               ========      ========      ========
  Diluted earnings per share:
     Net income before cumulative effect of change in
       accounting principle.................................   $   0.87      $   0.62      $   0.36
     Cumulative effect of change in accounting principle....      (0.40)           --            --
                                                               --------      --------      --------
     Diluted earnings per share.............................   $   0.47      $   0.62      $   0.36
                                                               ========      ========      ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             COMMON STOCK       ADDITIONAL                  TOTAL
                                          -------------------    PAID-IN     RETAINED   SHAREHOLDERS'
                                            SHARES     AMOUNT    CAPITAL     EARNINGS      EQUITY
                                          ----------   ------   ----------   --------   -------------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at January 1, 2000..............  11,638,400   $4,162    $35,326     $37,130       $76,618
Exercise of stock options...............      43,100      33         303          --           336
Income tax benefit from exercise of
  stock options.........................          --      --         126          --           126
Net income..............................          --      --          --       4,186         4,186
                                          ----------   ------    -------     -------       -------
Balance at December 31, 2000............  11,681,500   4,195      35,755      41,316        81,266
Exercise of stock options...............      25,364      32         287          --           319
Income tax benefit from exercise of
  stock options.........................          --      --          59          --            59
Net income..............................          --      --          --       7,261         7,261
                                          ----------   ------    -------     -------       -------
Balance at December 31, 2001............  11,706,864   4,227      36,101      48,577        88,905
Exercise of stock options...............      38,550      39         357          --           396
Income tax benefit from exercise of
  stock options.........................          --      --         103          --           103
Net income..............................          --      --          --       5,572         5,572
                                          ----------   ------    -------     -------       -------
Balance at December 31, 2002............  11,745,414   $4,266    $36,561     $54,149       $94,976
                                          ==========   ======    =======     =======       =======

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Operating activities:
  Net income................................................  $  5,572   $  7,261   $  4,186
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     4,565      4,433      4,454
     Amortization...........................................        --        433        317
     Cumulative effect of change in accounting principle....     4,765         --         --
     Deferred income taxes..................................       694        348      1,361
     Changes in operating assets and liabilities:
       Contracts receivable, net............................   (17,900)     1,691      6,817
       Contract retainage...................................      (106)      (998)     2,513
       Costs and estimated earnings in excess of billings on
          uncompleted contracts.............................    (2,100)       458      1,019
       Prepaid expenses, inventory and other assets.........       (47)      (137)      (388)
       Accounts payable.....................................        58       (569)    (1,938)
       Billings in excess of costs and estimated earnings on
          uncompleted contracts.............................     1,426       (717)    (2,865)
       Accrued employee costs...............................       757        316        (94)
       Accrued expenses.....................................     1,459       (517)       971
       Income taxes payable.................................       248         35       (944)
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................      (609)    12,037     15,409

Cash flows from investing activities:
  Capital expenditures, net.................................   (10,470)    (5,527)    (3,442)
  Proceeds on the sale of equipment.........................       101      2,100         --
  Purchase of short-term investments, net...................     4,975     (7,734)    (4,809)
  Purchase of subsidiaries, net of cash acquired............        --         --     (1,950)
                                                              --------   --------   --------
     Net cash used in investing activities..................    (5,394)   (11,161)   (10,201)

Cash flows from financing activities:
  Proceeds from exercise of stock options...................       396        319        336
                                                              --------   --------   --------
     Net cash provided by financing activities..............       396        319        336
                                                              --------   --------   --------
Net increase (decrease) in cash.............................    (5,607)     1,195      5,544
Cash and cash equivalents at beginning of period............    11,274     10,079      4,535
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $  5,667   $ 11,274   $ 10,079
                                                              ========   ========   ========
Supplemental cash flow information:
  Interest paid.............................................  $     48   $     27   $     34
                                                              ========   ========   ========
  Income taxes paid, net of refunds.........................  $  4,453   $  3,607   $  2,090
                                                              ========   ========   ========

        The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2002

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Gulf Island Fabrication, Inc. ("the Company"), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company's principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept ("MinDOC"). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, the Company owns 60% interest in MinDOC, L.L.C. and the balance is owned by an engineering company. Prior to October 1, 2001, the Company's investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company's investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

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

     The Company believes that its credit and foreign currency loss exposure is minimal.

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

  LONG-LIVED ASSETS

     In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

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

  SHORT-TERM INVESTMENTS

     Short-term investments consist of highly liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at December 31, 2002 and 2001.

  RECLASSIFICATIONS

     Certain items included in the consolidated financial statements for the year ended December 31, 2000 had been reclassified to conform to the December 31, 2002 and 2001 consolidated financial statement presentation.

2.  ACQUISITION

     Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary, Southport International, Inc. (collectively, Southport). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport's net income over a four-year period ending

                         GULF ISLAND FABRICATION, INC.

December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million less liabilities assumed of $10.3 million by $4.1 million. On October 26, 2000, the Company reached an agreement with the former shareholders of Southport to an early payout amount of approximately $2.0 million. The acquisition and the early payout amount were accounted for under the purchase method of accounting as described by Accounting Principles Board Opinion No. 16, "Business Combinations APB 16".

3.  NEW ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board ("APB") Opinion 17, "Intangibles". An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. At December 31, 2001, the Company had goodwill of $4.8 million (net of accumulated amortization of $1.3 million) related to the acquisition of Southport. The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of approximately $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

     A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill for the years ended December 31, is as follows (in thousands, except per share data):

                                                             2002      2001     2000
                                                            -------   ------   ------
Reported net income before cumulative effect of change in
  accounting principle....................................  $10,337   $7,261   $4,186
Add back: Goodwill amortization...........................       --      433      317
                                                            -------   ------   ------
Adjusted net income before cumulative effect of change in
  accounting principle....................................  $10,337   $7,694   $4,503
                                                            =======   ======   ======
Basic earnings per share:
Reported net income before cumulative effect of change in
  accounting principle....................................  $  0.88   $ 0.62   $ 0.36
Add back: Goodwill amortization...........................       --     0.04     0.03
                                                            -------   ------   ------
Adjusted net income before cumulative effect of change in
  accounting principle....................................  $  0.88   $ 0.66   $ 0.39
                                                            =======   ======   ======
Diluted earnings per share:
Reported net income before cumulative effect of change in
  accounting principle....................................  $  0.87   $ 0.62   $ 0.36
Add back: Goodwill amortization...........................       --     0.04     0.03
                                                            -------   ------   ------
Adjusted net income before cumulative effect of change in
  accounting principle....................................  $  0.87   $ 0.66   $ 0.39
                                                            =======   ======   ======

                         GULF ISLAND FABRICATION, INC.

     For the years ended December 31, 2001 and 2000, basic earning per share and diluted earning per share reflect the impact of rounding on the calculation.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

4.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                           2002      2001      2000
                                                          -------   -------   -------
Numerator:
  Numerator for basic and diluted earnings per share
     before cumulative effect of change in accounting
     principle..........................................  $10,337   $ 7,261   $ 4,186
  Numerator for cumulative effect of change in
     accounting principle...............................   (4,765)       --        --
                                                          -------   -------   -------
  Numerator for basic and diluted earnings per share....  $ 5,572   $ 7,261   $ 4,186
                                                          =======   =======   =======
Denominator:
  Denominator for basic earnings per
     share-weighted-average shares......................   11,731    11,704    11,666
Effect of dilutive securities:
  Employee stock options................................       86        85        90
                                                          -------   -------   -------
Dilutive potential common shares:
  Denominator for dilutive earnings per
     share-weighted-average shares......................   11,817    11,789    11,756
                                                          =======   =======   =======
Basic earnings per share:
  Net income before cumulative effect of change in
     accounting principle...............................  $  0.88   $  0.62   $  0.36
  Cumulative effect of change in accounting principle...    (0.41)       --        --
                                                          -------   -------   -------
  Basic earnings per share..............................  $  0.47   $  0.62   $  0.36
                                                          =======   =======   =======

                         GULF ISLAND FABRICATION, INC.

                                                           2002      2001      2000
                                                          -------   -------   -------
Diluted earnings per share:
  Net income before cumulative effect of change in
     accounting principle...............................  $  0.87   $  0.62   $  0.36
  Cumulative effect of change in accounting principle...    (0.40)       --        --
                                                          -------   -------   -------
  Diluted earnings per share............................  $  0.47   $  0.62   $  0.36
                                                          =======   =======   =======

5.  CONTRACTS RECEIVABLE

     Amounts due on contracts as of December 31 were as follows (in thousands):

                                                               2002      2001
                                                              -------   -------
Completed contracts.........................................  $ 2,855   $ 3,170
Contracts in progress:
  Current...................................................   29,323    11,108
  Retainage due within one year.............................    1,842     1,736
                                                              -------   -------
                                                               34,020    16,014
Less allowance for doubtful accounts........................       47        47
                                                              -------   -------
                                                              $33,973   $15,967
                                                              =======   =======

6.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

                                                               2002      2001
                                                              -------   -------
Costs incurred on uncompleted contracts.....................  $91,840   $35,908
Estimated profit earned to date.............................   13,912     4,125
                                                              -------   -------
                                                              105,752    40,033
Less billings to date.......................................  106,008    40,963
                                                              -------   -------
                                                              $  (256)  $  (930)
                                                              =======   =======

     The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

                                                               2002     2001
                                                              ------   ------
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................  $4,061   $1,961
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................  (4,317)  (2,891)
                                                              ------   ------
                                                              $ (256)  $ (930)
                                                              ======   ======

                         GULF ISLAND FABRICATION, INC.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                               2002      2001
                                                              -------   -------
Land........................................................  $ 3,576   $ 3,576
Buildings...................................................    9,866     9,809
Machinery and equipment.....................................   45,376    41,672
Furniture and fixtures......................................    1,757     1,576
Transportation equipment....................................    1,707     1,527
Improvements................................................   16,885    15,605
Construction in progress....................................    6,926     2,056
                                                              -------   -------
                                                               86,093    75,821
Less accumulated depreciation...............................   38,622    34,155
                                                              -------   -------
                                                              $47,471   $41,666
                                                              =======   =======

     The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2002, 2001, and 2000, the Company expensed $1.5 million, $1.3 million and $1.6 million, respectively, related to these leases.

8.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, were as follows (in thousands):

                                                               2002     2001
                                                              ------   ------
Deferred tax liabilities:
  Depreciation..............................................  $6,368   $5,275
                                                              ------   ------
  Total deferred tax liabilities:...........................   6,368    5,275
Deferred tax assets:
  Employee benefits.........................................     443      383
  Uncompleted contracts.....................................     145       16
  Other benefits............................................     313      103
                                                              ------   ------
  Total deferred tax assets:................................     901      502
                                                              ------   ------
Net deferred tax liabilities:...............................  $5,467   $4,773
                                                              ======   ======

                         GULF ISLAND FABRICATION, INC.

     Significant components of income tax expense for the years ended December 31, were as follows (in thousands):

                                                              2002     2001     2000
                                                             ------   ------   ------
Current:
  Federal..................................................  $4,511   $3,591   $1,070
  State....................................................     127       51       76
                                                             ------   ------   ------
Total current..............................................   4,638    3,642    1,146
Deferred:
  Federal..................................................     675      343    1,270
  State....................................................      19        5       91
                                                             ------   ------   ------
Total deferred.............................................     694      348    1,361
                                                             ------   ------   ------
Income taxes...............................................  $5,332   $3,990   $2,507
                                                             ======   ======   ======

     A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for the years ended December 31, is as follows (in thousands):

                                           2002     %      2001     %      2000     %
                                          ------   ----   ------   ----   ------   ----
U.S. statutory rate.....................  $5,327   34.0%  $3,825   34.0%  $2,276   34.0%
Increase (decrease) resulting from:
  State income taxes....................     146    0.9       56    0.5      167    2.5
  Foreign sales corporation.............    (328)  (2.1)       0      0     (144)  (2.1)
  Other.................................     187    1.2      109    1.0      208    3.1
                                          ------   ----   ------   ----   ------   ----
Income tax expense......................  $5,332   34.0%  $3,990   35.5%  $2,507   37.5%
                                          ======   ====   ======   ====   ======   ====

     The Company's effective tax rate was decreased in 2002 as a result of the anticipated tax benefits arising from an increase in net income attributable to foreign contracts. The Company's effective tax rate was decreased in 2001 due primarily to the utilization of Louisiana tax credits.

9.  LINE OF CREDIT AND NOTES PAYABLE

     The Company's bank credit facility provides for a revolving line of credit (the Revolver) of up to $20.0 million that bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company's real estate, equipment and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2002, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $5.0 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2002, the Company was in compliance with these covenants.

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

     On February 13, 1997, the shareholders approved a proposal to adopt the Long-Term Incentive Plan (the Plan). The Plan authorized the grant of options to purchase an aggregate of 1,000,000 shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the Compensation Committee) to administer such plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

     On April 24, 2002, the shareholders approved a proposal to adopt the 2002 Long-Term Incentive Plan (the "2002 Plan"). The 2002 Plan authorized the grant of options to purchase an aggregate of 500,000 shares of the Company's common stock to certain officers, key employees, directors and consultants of the Company chosen by the Compensation Committee. Under the 2002 Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are "nonstatutory options" (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

     Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2000, a risk-free interest rate of 5.79% on the January options and a risk-free interest rate of 5.80% on the November options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .588; and a weighted-average expected life of the options of eight years. For 2001, a risk-free interest rate of 5.66% on the February options, a risk-free interest rate of 5.72% on the April options and a risk-free interest rate of 5.74% on the December options; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .450; and a weighted-average expected life of the options of eight years. For 2002, a risk-free interest rate of 4.00%; dividend yield of zero; volatility factor of the expected market price of the Company's common stock of .458; and a weighted-average expected life of the options of eight years.

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

     For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options' vested period. Since the Company's options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all

                         GULF ISLAND FABRICATION, INC.

outstanding non-vested options. The Company's pro forma information for the year ended December 31, is as follows (in thousands, except per share data):

                                                              2000     2001     2002
                                                             ------   ------   ------
Net income:
  As reported..............................................  $4,186   $7,261   $5,572
  Pro forma including the effect of options................  $3,243   $6,408   $4,745
Basic earnings per share:
  As reported..............................................  $ 0.36   $ 0.62   $ 0.47
  Pro forma including the effect of options................  $ 0.28   $ 0.55   $ 0.40
Diluted earnings per share:
  As reported..............................................  $ 0.36   $ 0.62   $ 0.47
  Pro forma including the effect of options................  $ 0.28   $ 0.54   $ 0.40

     A summary of the Company's stock options activity and related information for the years ended December 31, 2000, 2001 and 2002 is as follows (in thousands, except per share data):

                                      2000                  2001                  2002
                               -------------------   -------------------   -------------------
                                         WEIGHTED-             WEIGHTED-             WEIGHTED-
                                          AVERAGE               AVERAGE               AVERAGE
                               OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                               (000S)      PRICE     (000S)      PRICE     (000S)      PRICE
                               -------   ---------   -------   ---------   -------   ---------
Outstanding -- beginning of
  year.......................     511     $11.785       810     $13.126       889     $12.853
Granted......................     394      13.954       169      12.128       103      15.630
Exercised....................     (43)      7.801       (25)     12.554       (39)     10.280
Expired......................      --          --        --          --        --          --
Forfeited....................     (52)     10.656       (65)     14.498       (30)     13.882
                               ------     -------    ------     -------    ------     -------
Outstanding -- end of year...     810     $13.126       889     $12.853       923     $13.236
                               ======     =======    ======     =======    ======     =======
Exercisable at end of year...     171     $13.919       296     $13.114       445     $13.010
                               ======     =======    ======     =======    ======     =======
Weighted-average fair value
  of options granted during
  the year...................  $9.517                $7.153                $8.800
                               ======                ======                ======

     The 923,000 options outstanding fall into two general exercise-price ranges as follows:

                                                                 EXERCISE PRICE RANGE
                                                         ------------------------------------
                                                         $7.125 TO $11.68   $15.00 TO $19.625
                                                         ----------------   -----------------
Options outstanding....................................       369,000            554,000
Weighted-average exercise price........................      $   9.34           $  15.83
Weighted-average remaining contractual life............     6.7 years          7.3 years
Options exercisable....................................       183,000            262,000
Weighted-average exercise price of options
  exercisable..........................................      $   8.27           $  16.31

11.  RETIREMENT PLAN

     The Company has a defined contribution plan (the Plan) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Plan by the Company are based on the participants' contributions, with an additional year-end discretionary contribution determined by the board of

                         GULF ISLAND FABRICATION, INC.

directors. For the years ended December 31, 2002, 2001, and 2000, the Company contributed a total of $1.0 million, $817,000, and $711,000, respectively.

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

13.  SALES TO MAJOR CUSTOMERS

     The Company's customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company's total revenue for the year ended December 31, are summarized as follows (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Customer A..............................................  $28,129   $    --   $    --
Customer B..............................................   26,939        --        --
Customer C..............................................   17,189        --        --
Customer D..............................................    7,459    23,708        --
Customer E..............................................       --        --    14,446

14.  INTERNATIONAL SALES

     The Company's fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. The Company does not have operations subject to material risk of foreign currency fluctuations. Sales of fabricated structures for delivery outside of the United States accounted for 31%, 2%, and 14%, of the Company's revenues during 2002, 2001, and 2000, respectively.

                                                                   DECEMBER 31,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Location:
  United States............................................  $ 98.1   $111.8   $ 95.9
  International............................................    44.8      1.9     16.2
                                                             ------   ------   ------
Total......................................................  $142.9   $113.7   $112.1
                                                             ======   ======   ======

                         GULF ISLAND FABRICATION, INC.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     A summary of quarterly results of operations for the years ended December 31, 2002 and 2001 were as follows (in thousands, except per share data):

                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2002        2002         2002            2002
                                          ---------   --------   -------------   ------------
Revenue.................................   $27,246    $33,053       $40,255        $42,365
Gross Profit............................     2,798      3,480         6,772          6,226
Net income before cumulative effect of
  change in accounting principle........     1,385      1,729         3,833          3,390
Cumulative effect of change in
  accounting principle..................    (4,765)        --            --             --
Net income..............................    (3,380)     1,729         3,833          3,390
Basic earnings per share:
Net income before cumulative effect of
  change in accounting principle........      0.12       0.15          0.33           0.29
Cumulative effect of change in
  accounting principle..................     (0.41)      0.00          0.00           0.00
Basic earnings per share................     (0.29)      0.15          0.33           0.29
Diluted earnings per share:
Net income before cumulative effect of
  change in accounting principle........      0.12       0.15          0.32           0.29
Cumulative effect of change in
  accounting principle..................     (0.41)      0.00          0.00           0.00
Diluted earnings per share..............     (0.29)      0.15          0.32           0.29

                                          MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                            2001        2001         2001            2001
                                          ---------   --------   -------------   ------------
Revenue.................................   $27,558    $34,267       $30,496        $21,376
Gross Profit............................     2,283      5,637         4,670          2,777
Net income..............................       918      2,940         2,157          1,246
Basic earnings per share................      0.08       0.25          0.18           0.11
Diluted earnings per share..............      0.08       0.25          0.18           0.11

     Quarterly data may not sum to the full year data reported in the Company's consolidated financial statements due to rounding.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                          GULF ISLAND FABRICATION, INC.
                                          (Registrant)

                                          By:       /s/ KERRY J. CHAUVIN
                                            ------------------------------------
                                                      Kerry J. Chauvin
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2003.

                    SIGNATURE                                                TITLE
                    ---------                                                -----
               /s/ KERRY J. CHAUVIN                     Chairman of the Board, President and Chief
 ------------------------------------------------       Executive Officer (Principal Executive Officer)
                 Kerry J. Chauvin


           /s/ JOSEPH P. GALLAGHER, III                 Vice President -- Finance, Chief Financial
 ------------------------------------------------       Officer and Treasurer (Principal Financial
             Joseph P. Gallagher, III                   Officer)


               /s/ ROBIN A. SEIBERT                     Controller, Chief Accounting Officer and
 ------------------------------------------------       Secretary (Principal Accounting Officer)
                 Robin A. Seibert


              /s/ GREGORY J. COTTER                     Director
 ------------------------------------------------
                Gregory J. Cotter


              /s/ THOMAS E. FAIRLEY                     Director
 ------------------------------------------------
                Thomas E. Fairley


                /s/ HUGH J. KELLY                       Director
 ------------------------------------------------
                  Hugh J. Kelly


               /s/ ALDEN J. LABORDE                     Director
 ------------------------------------------------
                 Alden J. Laborde


               /s/ JOHN P. LABORDE                      Director
 ------------------------------------------------
                 John P. Laborde


                /s/ HUEY J. WILSON                      Director
 ------------------------------------------------
                  Huey J. Wilson

                            CEO CIVIL CERTIFICATION

I, Kerry J. Chauvin, certify that:

     1. I have reviewed this annual report on Form 10-K of Gulf Island Fabrication, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ KERRY J. CHAUVIN
                                            ------------------------------------
                                                      Kerry J. Chauvin
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

Date: March 27, 2003

                            CFO CIVIL CERTIFICATION

I, Joseph P. Gallagher, III, certify that:

     1. I have reviewed this annual report on Form 10-K of Gulf Island Fabrication, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: March 27, 2003

                         GULF ISLAND FABRICATION, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Stock Purchase Agreement with respect to Dolphin Services,
          Inc. dated November 27, 1996.*
  2.2     Stock Purchase Agreement with respect to Dolphin Steel
          Sales, Inc. dated as of November 27, 1996.*
  2.3     Stock Purchase Agreement with respect to Dolphin Sales &
          Rentals, Inc. dated as of November 27, 1996.*
  3.1     Amended and Restated Articles of Incorporation of the
          Company.*
  3.2     Bylaws of the Company as Amended and Restated through March
          10, 1999, incorporated by reference to the Company's Annual
          Report on Form 10-K for the year ended December 31, 1998.
  4.1     Specimen Common Stock Certificate.*
 10.1     Form of Indemnity Agreement by and between the Company and each of its directors and executive officers.*
 10.2     Registration Rights Agreement between the Company and Alden
          J. Laborde.*
 10.3     Registration Rights Agreement between the Company and Huey
          J. Wilson.*
 10.4     The Company's Long-Term Incentive Plan.*+
 10.5     Form of Stock Option Agreement under the Company's Long-Term
          Incentive Plan, as amended, incorporated by reference to the
          Company's Annual Report on Form 10-K for the year ended
          December 31, 1997.+
 10.6     The Company's 2002 Long-Term Incentive Plan.+
 10.7     Form of Stock Option Agreement under the Company's 2002
          Long-Term Incentive Plan.+
 10.8     Form of Reimbursement Agreement.*+
 10.9     Eighth Amended and Restated Revolving Credit Agreement among the Company, Bank One, NA and Whitney National Bank, dated as of January 1, 2000, incorporated by reference to the
          Company's Quarterly Report on Form 10-Q for the period ended
          March 31, 2000.
 10.10    First Amendment to Eighth Amended and Restated Revolving
          Credit Agreement among the Company and Bank One NA and
          Whitney National Bank dated as of September 21, 2000
          incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
 10.11    Second Amendment to Eighth Amended and Restated Revolving
          Credit Agreement among the Company and Bank One, NA and
          Whitney National Bank, dated as of October 24, 2001,
          incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001.
 10.12    Third Amendment to Eighth Amended and Restated Revolving
          Credit Agreement among the Company and Bank One, NA and
          Whitney National Bank, dated as of November 19, 2001,
          incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
 10.13    Fourth Amendment to Eighth Amended and Restated Revolving
          Credit Agreement among the Company and Bank One, NA and
          Whitney National Bank, dated September 30, 2002,
          incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
 21.1     Subsidiaries of the Company -- The Company's significant
          subsidiaries, Gulf Island, L.L.C. (including its wholly
          owned Subsidiary Southport, L.L.C.) and Dolphin Services,
          Inc., are organized under Louisiana law, are wholly owned
          and are included in the Company's consolidated financial
          statements.
 23.1     Consent of Ernst & Young LLP
 99.1     Press release issued by the Company on January 16, 2003
          announcing date of earnings release and quarterly conference call.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 99.2     Press release issued by the Company on February 5, 2003
          announcing its 2002 fourth quarter and year earnings.

---------------

+ Management Contract or Compensatory Plan.

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).