Form 10-Q
period 2003-03-31
GULF ISLAND FABRICATION INC
filed 2003-05-14
CIK 1031623

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

                  For the quarterly period ended March 31, 2003

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

                                 Yes [X] No [ ]

     The number of shares of the Registrant's common stock, no par value per share, outstanding at May 13, 2003 was 11,780,374.

                          GULF ISLAND FABRICATION, INC.

                                      INDEX

                                                                             Page
                                                                             ----
PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

     Consolidated Balance Sheets
        at March 31, 2003 (unaudited) and December 31, 2002 ...............    3

     Consolidated Statements of Income
        for the Three Months Ended March 31, 2003 and 2002 (unaudited) ....    4

     Consolidated Statement of Changes in  Shareholders' Equity
        for the Three Months Ended March 31, 2003 (unaudited) .............    5

     Consolidated Statements of Cash Flows
        for the Three Months Ended March 31, 2003 and 2002 (unaudited) ....    6

     Notes to Consolidated Financial Statements ...........................   7-8

     Item 2. Management's Discussion and Analysis of Financial ............   9-10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ...   11

     Item 4. Controls and Procedures ......................................   11


PART II OTHER INFORMATION

     Item 1. Legal Proceedings ............................................   12

     Item 4. Submission of Matters to a Vote of Security Holders ..........   12

     Item 5. Other Information ............................................   13

     Item 6. Exhibits and Reports on Form 8-K .............................   13

SIGNATURES ................................................................   14

CERTIFICATIONS ............................................................ 15-16

EXHIBIT INDEX .............................................................  E-1

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         GULF ISLAND FABRICATION, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)   (Note 1)
                                                                                      March 31,  December 31,
                                                                                        2003         2002
                                                                                     ----------- ------------
                                                                                          (in thousands)
                                      ASSETS
Current assets:
   Cash and cash equivalents........................................................  $  3,125     $  5,667
   Short-term investments...........................................................    12,903       18,783
   Contracts receivable, net........................................................    40,746       32,131
   Contract retainage...............................................................     1,337        1,842
   Costs and estimated earnings in excess of billings on uncompleted contracts......     3,796        4,061
   Prepaid expenses.................................................................       919        1,118
   Inventory........................................................................     1,856        1,430
                                                                                      --------     --------
       Total current assets.........................................................    64,682       65,032
Property, plant and equipment, net..................................................    55,768       47,471
Other assets........................................................................       647          645
                                                                                      --------     --------
       Total assets.................................................................  $121,097     $113,148
                                                                                      ========     ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................................  $  4,201     $  1,718
   Billings in excess of costs and estimated earnings on uncompleted contracts......     5,196        4,317
   Accrued employee costs...........................................................     2,385        2,769
   Accrued expenses.................................................................     3,236        3,388
   Income taxes payable.............................................................     1,740          513
                                                                                      --------     --------
       Total current liabilities....................................................    16,758       12,705
Deferred income taxes...............................................................     5,790        5,467
                                                                                      --------     --------
       Total liabilities............................................................    22,548       18,172
Shareholders' equity:
   Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and
     outstanding....................................................................        --           --
   Common stock, no par value, 20,000,000 shares authorized, 11,769,630 and
     11,745,414 shares issued and outstanding at March 31, 2003 and December 31,
     2002, respectively.............................................................     4,298        4,266
   Additional paid-in capital.......................................................    36,882       36,561
   Retained earnings................................................................    57,369       54,149
                                                                                      --------     --------
       Total shareholders' equity...................................................    98,549       94,976
                                                                                      --------     --------
       Total liabilities and shareholders' equity...................................  $121,097     $113,148
                                                                                      ========     ========

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (in thousands, except per share data)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                  ----------------
                                                                                    2003      2002
                                                                                  -------   -------
Revenue.......................................................................... $39,573   $27,246
Cost of revenue..................................................................  33,599    24,448
                                                                                  -------   -------
Gross profit.....................................................................   5,974     2,798
General and administrative expenses..............................................   1,178       908
                                                                                  -------   -------
Operating income.................................................................   4,796     1,890
Other income (expense):
   Interest expense..............................................................      (9)       (9)
   Interest income...............................................................      82       160
   Other.........................................................................       3        57
                                                                                  -------   -------
                                                                                       76       208
                                                                                  -------   -------
Income before income taxes.......................................................   4,872     2,098
Income tax expense...............................................................   1,652       713
                                                                                  -------   -------
Net income before cumulative effect of change in accounting principle............   3,220     1,385
Cumulative effect of change in accounting principle..............................      --    (4,765)
                                                                                  -------   -------
Net income (loss)................................................................ $ 3,220   $(3,380)
                                                                                  =======   =======
Per share data:
   Basic earnings (loss) per share:
       Net income before cumulative effect of change in accounting principle..... $  0.27   $  0.12
   Cumulative effect of change in accounting principle...........................      --     (0.41)
                                                                                  -------   -------
          Basic earnings (loss) per share........................................ $  0.27   $ (0.29)
                                                                                  =======   =======
   Diluted income (loss) per share:
       Net income before cumulative effect of change in accounting principle..... $  0.27   $  0.12
   Cumulative effect of change in accounting principle...........................      --     (0.41)
                                                                                  -------   -------
          Diluted earnings (loss) per share...................................... $  0.27   $ (0.29)
                                                                                  =======   =======
       Weighted-average shares...................................................  11,757    11,708
       Effect of dilutive securities: employee stock options.....................     135        66
                                                                                  -------   -------
       Adjusted weighted-average shares..........................................  11,892    11,774
                                                                                  =======   =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                    Common Stock    Additional              Total
                                                  -----------------  Paid-In   Retained Shareholders'
                                                    Shares   Amount  Capital   Earnings    Equity
                                                  ---------- ------ ---------- -------- -------------
                                                           (in thousands, except share data)
Balance at January 1, 2003....................... 11,745,414 $4,266  $36,561   $54,149     $94,976
Exercise of stock options........................     24,216     32      283        --         315
Income tax benefit from exercise of stock options         --     --       38        --          38
Net income.......................................         --     --       --     3,220       3,220
                                                  ---------- ------  -------   -------     -------
Balance at March 31, 2003........................ 11,769,630 $4,298  $36,882   $57,369     $98,549
                                                  ========== ======  =======   =======     =======

       The accompanying notes are an integral part of these statements.

                         GULF ISLAND FABRICATION, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                        ----------------
                                                                                          2003      2002
                                                                                        -------   -------
                                                                                         (in thousands)
Cash flows from operating activities:
 Net income (loss)..................................................................... $ 3,220   $(3,380)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation........................................................................   1,235     1,142
   Cumulative effect of change in accounting principle.................................      --     4,765
   Deferred income taxes...............................................................     323       208
   Changes in operating assets and liabilities:
     Contracts receivable..............................................................  (8,615)   (9,116)
     Contract retainage................................................................     505      (334)
     Costs and estimated earnings in excess of billings on uncompleted contracts.......     265      (456)
     Prepaid expenses, inventory and other assets......................................    (227)      371
     Accounts payable..................................................................   2,483       755
     Billings in excess of costs and estimated earnings on uncompleted contracts.......     879     1,793
     Accrued employee costs............................................................    (384)     (338)
     Accrued expenses..................................................................    (152)      457
     Income taxes payable..............................................................   1,265       505
                                                                                        -------   -------
       Net cash provided by (used in) operating activities.............................     797    (3,628)
Cash flows from investing activities:
 Capital expenditures, net.............................................................  (9,534)   (2,537)
 Proceeds from short-term investments..................................................   6,000        --
 Purchase of short-term investments....................................................    (120)     (201)
                                                                                        -------   -------
       Net cash used in investing activities...........................................  (3,654)   (2,738)
Cash flows from financing activities:..................................................
 Proceeds from exercise of stock options...............................................     315        20
                                                                                        -------   -------
       Net cash provided by financing activities.......................................     315        20
                                                                                        -------   -------
Net decrease in cash and cash equivalents..............................................  (2,542)   (6,346)
Cash and cash equivalents at beginning of period.......................................   5,667    11,274
                                                                                        -------   -------
Cash and cash equivalents at end of period............................................. $ 3,125   $ 4,928
                                                                                        =======   =======
Supplemental cash flow information:
 Interest paid......................................................................... $     9   $    18
                                                                                        =======   =======
 Income taxes paid..................................................................... $    65   $    21
                                                                                        =======   =======

       The accompanying notes are an integral part of these statements.

                          GULF ISLAND FABRICATION, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2003 AND 2002

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 - ACCOUNTING FOR STOCK BASED COMPENSATION

     In December 2002, FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," was issued by the Financial Accounting Standards Board ("FASB") and amends FAS 123, "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation and amends the disclosure provisions of FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, FAS 148 amends Accounting Principles Board Opinion ("APB") No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information.

     The Company elected to continue to apply APB 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and net income per share for the three-months ended March 31, would have been reduced to the pro forma amounts indicated below (in thousands, except per share date):

                                                                     2003          2002
                                                                    -----          ----

Reported net income (loss)                                        $ 3,220        $(3,380)

Add back:  Stock compensation costs, net of tax
  included in the determination of net income reported                  -              -
Less:  Stock compensation costs, net of tax,
  had option expense been measured at fair value applied
  to all awards                                                       180            213
                                                                  -------        -------
Incremental stock option expense per
  FAS No. 123 net of tax                                             (180)          (213)
                                                                  -------        -------
Pro forma net income (loss)                                       $ 3,040        $(3,593)
                                                                  =======        =======
Weighted-average shares (basic) as reported                        11,757         11,708
Adjusted weighted-average shares (diluted) as reported             11,892         11,774

Basic earnings-per-share
  Reported net income (loss)                                      $  0.27        $(0.29)
  Pro forma net income (loss)                                     $  0.26        $(0.31)

Diluted earnings-per-share
  Reported net income (loss)                                      $  0.27        $(0.29)
  Pro forma net income (loss)                                     $  0.26        $(0.31)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2002). The Company believes that of its significant accounting policies the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2002. There have been no changes in the Company's evaluation of its critical accounting policies since that date.

Results of Operations

     The Company's revenue for the three-month period ended March 31, 2003 was $39.6 million, an increase of 45.6%, compared to revenue of $27.2 million for the three-month period ended March 31, 2002. The increase in revenue for the three-month period ended March 31, 2003 was directly associated with the increase in direct labor hours, 39.8%, applied to contracts in progress compared to the three-month period ended March 31, 2002.

     For the three-month period ended March 31, 2003, gross profit was $6.0 million (15.2% of revenue) compared to gross profit of $2.8 million (10.3% of revenue) for the three-month period ended March 31, 2002. The increase in production volumes, efficiencies in labor on several jobs in progress and favorable weather conditions enabled the Company to substantially increase gross margins for the period ended March 31, 2003, compared to the period ended March, 31 2002.

     The Company's general and administrative expenses increased to $1.2 million from $908,000 for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. As a percentage of revenue, general and administrative expenses decreased to 3.0% from 3.3% for the three-month periods ended March 31, 2003 and 2002, respectively. The majority of the increase in absolute dollar costs for general and administrative expenses was primarily increased salary and wage related costs. Also contributing to the lower costs for the three-month period ended March 31, 2002, was the reimbursement of approximately $70,000 in legal expenses related to a lawsuit that was settled in 2001.

     Net interest income was $73,000 for the three-month period ended March 31, 2003, compared to $151,000 for the three-month period ended March 31, 2002. Income generated from investments decreased substantially during the three-month period ended March 31, 2003, compared to the three-month period ended March 31, 2002, due to the continued decline in interest rates on short-term investments and a reduction in the amounts available for investment.

     For the three-month period ended March 31, 2003, other income was $3,000 compared to $57,000 of other income for the three-month period ended March 31, 2002. Other income for the periods ended March 31, 2003 and 2002, respectively, were related to the sale of miscellaneous equipment.

Liquidity and Capital Resources

     Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with a commercial bank but has not drawn on it since December 1998. Net cash provided by operating activities was $797,000 for the three-months ended March 31, 2003. At March 31, 2003, working capital was $47.9 million, resulting in a current ratio of 3.9 to 1. Net cash used in investing activities for the three-months ended March 31, 2003, was $3.7 million, which included $9.5 million for capital expenditures, $120,000 for the purchase of short-term investments and $6.0 million utilized from short-term investments. The majority of the capital expenditures for the first three months of 2003 were related to the purchase of two Manitowoc model M2250 cranes ($6.5 million) and for the cost associated with the ongoing construction of a new fabrication building ($1.0 million) scheduled to be completed in the second quarter of 2003.

     The Company's bank credit facility provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company's option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company's real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2003, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $2.6 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2003, the Company was in compliance with these covenants.

     Capital expenditures for the remaining nine months of 2003 are estimated to be approximately $6.3 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

Forward-Looking Statements

     Statements under "Results of Operations" and "Liquidity and Capital Resources" and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company's ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company's ability to successfully complete the testing, production and marketing of the MinDOC (a deepwater floating, drilling, and production concept) and other deep water production systems and to develop and provide financing for them; and the Company's ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company's performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     There have been no material changes from the information included in the Company's Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

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


     (a) An annual meeting of the registrant's shareholders was held on April 30, 2003.

     (c) The following matters were voted upon at such meeting with the results indicated below:

          (1)  Election of the following nominees for directors.

          Kerry J. Chauvin
               Number of Votes Cast For - 9,547,432
               Number of Votes Cast Against or Withheld - 422,314
               Number of Abstentions - None
               Number of Broker Non-Votes - None

          Alden J. ("Doc") Laborde
               Number of Votes Cast For - 9,258,737
               Number of Votes Cast Against or Withheld - 711,009
               Number of Abstentions - None
               Number of Broker Non-Votes - None

          Huey J. Wilson
               Number of Votes Cast For  - 9,922,532
               Number of Votes Cast Against or Withheld - 47,214
               Number of Abstentions - None
               Number of Broker Non-Votes - None

          (2) Ratification of appointment of Ernst & Young LLP as independent auditors.

               Number of Votes Cast For  - 8,765,470
               Number of Votes Cast Against or Withheld - 1,202,166 Number of Abstentions - 2,110
               Number of Broker Non-Votes - None

Item 5. Other Information.

     On April 7, 2003, the Company announced the scheduled time for the release of its 2003 first quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          99.1 Press release issued by the Company on April 7, 2003, announcing the scheduled time for the release of its 2003 first quarter earnings and its quarterly conference call.

          99.2 Section 906 Certification accompanying and furnished with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.


     (b)  Reports on Form 8-K.

          On March 27, 2003, the Company filed a report on Form 8-K to report (under Item 9) that the Company's Chief Executive Officer and Chief Financial Officer had furnished the Securities and Exchange Commission with the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GULF ISLAND FABRICATION, INC.


                                   By: /s/ Joseph P. Gallagher, III
                                      ---------------------------------------
                                      Joseph P. Gallagher, III
                                      Vice President - Finance,
                                      Chief Financial Officer
                                      and  Treasurer
                                      (Principal Financial Officer
                                      and Duly Authorized Officer)

Date: May 14, 2003

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

Date: May 14, 2003


                                   By:  /s/ Kerry J. Chauvin
                                      ------------------------------------------
                                        Kerry J. Chauvin
                                        President and Chief Executive Officer

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

Date: May 14, 2003


                                   By:  /s/  Joseph P. Gallagher, III
                                      --------------------------------------
                                        Joseph P. Gallagher, III
                                        Chief Financial Officer

                          GULF ISLAND FABRICATION, INC.

                                  EXHIBIT INDEX

Exhibit
Number                              Description of Exhibit
-------                             ----------------------
 99.1 Press release issued by the Company on April 7, 2003, announcing the scheduled time for the release of its 2003 first quarter earnings and its quarterly conference call.

 99.2 Section 906 Certification accompanying and furnished with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.