Form 10-Q
period 2003-06-30
GULF ISLAND FABRICATION INC
filed 2003-08-11
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(985) 872-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☒        No    ☐

The number of shares of the Registrant’s common stock, no par value per share, outstanding at August 11, 2003 was 11,786,018.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2003	(Note 1) December 31, 2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,778	$5,667
Short-term investments	8,987	18,783
Contracts receivable, net	44,146	32,131
Contract retainage	1,749	1,842
Costs and estimated earnings in excess of billings on uncompleted contracts	4,770	4,061
Prepaid expenses	789	1,118
Inventory	2,040	1,430

Total current assets	67,259	65,032
Property, plant and equipment, net	58,921	47,471
Other assets	646	645

Total assets	$126,826	$113,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,210	$1,718
Billings in excess of costs and estimated earnings on uncompleted contracts	7,549	4,317
Accrued employee costs	3,233	2,769
Accrued expenses	5,397	3,388
Income taxes payable	1,293	513

Total current liabilities	19,682	12,705
Deferred income taxes	6,081	5,467

Total liabilities	25,763	18,172
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 11,783,518 and 11,745,414 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	4,315	4,266
Additional paid-in capital	37,058	36,561
Retained earnings	59,690	54,149

Total shareholders’ equity	101,063	94,976

Total liabilities and shareholders’ equity	$126,826	$113,148

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$44,603	$33,053	$84,176	$60,299
Cost of revenue	39,959	29,573	73,558	54,021

Gross profit	4,644	3,480	10,618	6,278
General and administrative expenses	1,156	1,018	2,334	1,926

Operating income	3,488	2,462	8,284	4,352
Other income (expense):
Interest expense	(14)	(9)	(23)	(18)
Interest income	49	168	131	328
Other	1	—	4	57

	36	159	112	367

Income before income taxes	3,524	2,621	8,396	4,719
Income taxes	1,203	892	2,855	1,605

Net income before cumulative effect of change in accounting principle	2,321	1,729	5,541	3,114
Cumulative effect of change in accounting principle	—	—	—	(4,765)

Net income (loss)	$2,321	$1,729	$5,541	$(1,651)

Per share data:
Basic earnings (loss) per share:
Net income before cumulative effect of change in accounting principle	$0.20	$0.15	$0.47	$0.27
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Basic earnings (loss) per share	$0.20	$0.15	$0.47	$(0.14)

Diluted income (loss) per share:
Net income before cumulative effect of change in accounting principle	$0.20	$0.15	$0.47	$0.26
Cumulative effect of change in accounting principle	—	—	—	(0.40)

Diluted earnings (loss) per share	$0.20	$0.15	$0.47	$(0.14)

Weighted-average shares	11,778	11,728	11,768	11,718
Effect of dilutive securities: employee stock options	122	126	128	96

Adjusted weighted-average shares	11,900	11,854	11,896	11,814

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2003	11,745,414	$4,266	$36,561	$54,149	$94,976
Exercise of stock options	38,104	49	432	—	481
Income tax benefit from exercise of stock options	—	—	65	—	65
Net income	—	—	—	5,541	5,541

Balance at June 30, 2003	11,783,518	$4,315	$37,058	$59,690	$101,063

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,541	$(1,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,534	2,289
Cumulative effect of change in accounting principle	—	4,765
Deferred income taxes	614	231
Changes in operating assets and liabilities:
Contracts receivable	(12,015)	(16,838)
Contract retainage	93	949
Costs and estimated earnings in excess of billings on uncompleted contracts	(709)	461
Prepaid expenses, inventory and other assets	(281)	388
Accounts payable	492	3,014
Billings in excess of costs and estimated earnings on uncompleted contracts	3,232	6,526
Accrued employee costs	464	177
Accrued expenses	2,009	682
Income taxes payable	845	543

Net cash provided by operating activities	2,819	1,536
Cash flows from investing activities:
Capital expenditures, net	(13,985)	(6,802)
Proceeds from the sale of short-term investments	10,000	—
Purchase of short-term investments	(204)	(268)

Net cash used in investing activities	(4,189)	(7,070)
Cash flows from financing activities:
Proceeds from exercise of stock options	481	315

Net cash provided by financing activities	481	315

Net decrease in cash and cash equivalents	(889)	(5,219)
Cash and cash equivalents at beginning of period	5,667	11,274

Cash and cash equivalents at end of period	$4,778	$6,055

Supplemental cash flow information:
Interest paid	$23	$26

Income taxes paid	$1,396	$903

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2003 AND 2002

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc. (the “Company”), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters. The Company, located in Houma, Louisiana, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of SFAS No. 123,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, SFAS No. 148 amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share for the six-months ended June 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002
Reported net income (loss)	$5,541	$(1,651)
Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	360	426

Incremental stock option expense per SFAS No. 123 net of tax	(360)	(426)

Pro forma net income (loss)	$5,181	$(2,077)

Weighted-average shares (basic) as reported	11,768	11,718
Adjusted weighted-average shares (diluted) as reported	11,896	11,814

Basic earnings-per-share
Reported net income (loss)	$0.47	$(0.14)
Pro forma net income (loss)	$0.44	$(0.18)

Diluted earnings-per-share
Reported net income (loss)	$0.47	$(0.14)
Pro forma net income (loss)	$0.44	$(0.18)

NOTE 3 – ACCOUNTING FOR CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. During the second quarter 2003, management has concluded that FIN 46 does not have an impact on the Company’s results of operations, financial position or cash flows because the Company currently does not have any VIEs.

Item 2.    Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2002). The Company believes that of its significant accounting policies, the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2002. There have been no changes in the Company’s evaluation of its critical accounting policies since that date.

Results of Operations

The Company’s revenue for the three-month and six-month periods ended June 30, 2003 was $44.6 million and $84.2 million, an increase of 34.7% and 39.6%, respectively, compared to $33.1 million and $60.3 million in revenue for the three-month and six-month periods ended June 30, 2002. The increase in revenue for the three-month and six-month periods ended June 30, 2003 was directly associated with the increase in direct labor hours, 19.1% and 27.9%, applied to contracts in progress compared to the three-month and six-month periods ended June 30, 2002.

Gross profit increased $1.1 million or 31.4% and $4.3 million or 68.3% when comparing the three-month and six-month periods ended June 30, 2003 to the comparable periods in 2002. For the three-month and six-month periods ended June 30, 2003, gross profit was $4.6 million (10.3% of revenue) and $10.6 million (12.6% of revenue), compared to $3.5 million (10.6% of revenue) and $6.3 million (10.4% of revenue) of gross profit for the three-month and six-month periods ended June 30, 2002. Although the volume of direct labor hours applied to contracts in progress for the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002 increased, inefficiencies in production hours caused by the reliance on contract labor man-hours resulting from the unfavorable weather conditions kept the gross margin relatively flat for the three months ended June 30, 2003 compared to June 30, 2002. The gross margin for the six-month period ended June 30, 2003 increased by 21.2% compared to the six-month period ended June 30, 2002. This increase for the six-month period was accomplished by a 39.6% increase in revenue from $60.3 million to $84.2 million, and a 21.6% increase in gross profit margin from 10.4% to 12.6%. The increased efficiencies and favorable weather conditions of the first quarter of 2003 enabled the Company to overcome the poor weather conditions and resultant inefficiencies it was exposed to during the second quarter of 2003.

The Company’s general and administrative expenses were $1.2 million for the three-month period ended June 30, 2003 and $2.3 million for the six-month period ended June 30, 2003. This compares to $1.0 million for the three-month period ended June 30, 2002 and $1.9 million for the six-month period ended June 30, 2002. As a percentage of revenue, general and administrative expenses decreased to 2.7% from 3.0% of revenue for the three-month periods ended June 30, 2003 and 2002, respectively, and decreased to 2.7% from 3.2% of revenue for the comparable six-month periods. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased salary and wage related costs. Also contributing to the lower costs for the six-month period ended June 30, 2002, was the reimbursement of approximately $70,000 in legal expenses related to a lawsuit that was settled in 2001.

The Company had net interest income of $35,000 and $108,000 for the three-month and six-month periods ended June 30, 2003, respectively, compared to $159,000 and $310,000 for the three-month and six-month periods ended June 30, 2002. The reduction in interest income was the result of cash utilization associated with the increase in capital expenditure levels for the three-month and six-month periods ended June 30, 2003 compared to those periods ended June 30, 2002.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with a commercial bank but has not drawn on it since December 1998. Net cash provided by operating activities was $2.8 million for the six-months ended June 30, 2003. At June 30, 2003, working capital was $47.6 million, resulting in a current ratio of 3.4 to 1. Net cash used in investing activities for the six-months ended June 30, 2003, was $4.2 million, which included $14.0 million for capital expenditures, $204,000 for the purchase of short-term investments and $10.0 million utilized from short-term investments. The majority of the capital expenditures for the first six months of 2003 were related to the purchase of two Manitowoc model M2250 cranes ($6.5 million) and for the costs associated with the construction of a new fabrication building ($2.8 million) that was completed in the latter part of the second quarter of 2003.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest on any borrowings equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. In addition the Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2003, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $4.8 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2003, the Company was in compliance with these covenants.

Capital expenditures for the remaining six months of 2003 are estimated to be approximately $3.5 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

Forward-Looking Statements

Statements under “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company’s ability to successfully complete the testing, production and marketing of the MinDOC (a deepwater floating, drilling and production concept) and other deep water production systems and to develop and provide financing for them; and the Company’s ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company’s performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended June 30, 2003 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceeding.

The Company is subject to various routine legal proceedings in the normal conduct of its business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 5. Other Information.

On July 7, 2003, the Company announced the scheduled time for the release of its 2003 second quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

On July 23, 2003, the Company announced the expansion of its Board of Directors and election of Ken Tamblyn to fill the newly created seat. The press release making this announcement is attached hereto as Exhibit 99.2.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits.

3.1	By-laws of the Company as Amended and Restated through July 23, 2003.

31.1	CEO Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 7, 2003, announcing the scheduled time for the release of its 2003 second quarter earnings and its quarterly conference call.

99.2	Press release issued by the Company on July 23, 2003, announcing the expansion of its Board of Directors and election of Ken Tamblyn to fill the newly created seat.

(b)    Reports on Form 8-K.

On April 30, 2003, the Company filed a report on Form 8-K to furnish its press release announcing its first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Joseph P. Gallagher, III
Joseph P. Gallagher, III Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: August 11, 2003

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	By-laws of the Company as Amended and Restated through July 23, 2003.

31.1	CEO Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 7, 2003, announcing the scheduled time for the release of its 2003 second quarter earnings and its quarterly conference call.

99.2	Press release issued by the Company on July 23, 2003, announcing the expansion of its Board of Directors and election of Ken Tamblyn to fill the newly created seat.