Form 10-Q
period 2003-09-30
GULF ISLAND FABRICATION INC
filed 2003-11-06
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-22303

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

583 THOMPSON ROAD, HOUMA, LOUISIANA	70363
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at November 6, 2003 was 11,789,118.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2003	(Note 1) December 31, 2002
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$10,601	$5,667
Short-term investments	8,973	18,783
Contracts receivable, net	47,728	32,131
Contract retainage	3,390	1,842
Costs and estimated earnings in excess of billings on uncompleted contracts	7,268	4,061
Prepaid expenses	1,060	1,118
Inventory	1,905	1,430

Total current assets	80,925	65,032
Property, plant and equipment, net	58,855	47,471
Other assets	647	645

Total assets	$140,427	$113,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,795	$1,718
Billings in excess of costs and estimated earnings on uncompleted contracts	9,807	4,317
Accrued employee costs	3,844	2,769
Accrued expenses	5,392	3,388
Income taxes payable	2,376	513

Total current liabilities	29,214	12,705
Deferred income taxes	6,032	5,467

Total liabilities	35,246	18,172

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 11,789,118 and 11,745,414 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	4,323	4,266
Additional paid-in capital	37,135	36,561
Retained earnings	63,723	54,149

Total shareholders’ equity	105,181	94,976

Total liabilities and shareholders’ equity	$140,427	$113,148

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$63,329	$40,255	$147,505	$100,554
Cost of revenue	56,072	33,483	129,630	87,504

Gross profit	7,257	6,772	17,875	13,050
General and administrative expenses	1,234	1,103	3,568	3,029

Operating income	6,023	5,669	14,307	10,021

Other income (expense):
Interest expense	(7)	(15)	(30)	(32)
Interest income	39	152	170	479
Other	15	1	19	58

	47	138	159	505

Income before income taxes	6,070	5,807	14,466	10,526

Income taxes	2,037	1,974	4,892	3,579

Net income before cumulative effect of change in accounting principle	4,033	3,833	9,574	6,947

Cumulative effect of change in accounting principle	—	—	—	(4,765)

Net income	$4,033	$3,833	$9,574	$2,182

Per share data:

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$0.34	$0.33	$0.81	$0.59
Cumulative effect of change in accounting principle	—	—	—	(0.41)

Basic earnings per share	$0.34	$0.33	$0.81	$0.19

Diluted income per share:
Net income before cumulative effect of change in accounting principle	$0.34	$0.32	$0.81	$0.59
Cumulative effect of change in accounting principle	—	—	—	(0.40)

Diluted earnings per share	$0.34	$0.32	$0.81	$0.18

Weighted-average shares	11,787	11,744	11,774	11,727
Effect of dilutive securities: employee stock options	100	71	119	87

Adjusted weighted-average shares	11,887	11,815	11,893	11,814

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2003	11,745,414	$4,266	$36,561	$54,149	$94,976
Exercise of stock options	43,704	57	503	—	560
Income tax benefit from exercise of stock options	—	—	71	—	71
Net income	—	—	—	9,574	9,574

Balance at September 30, 2003	11,789,118	$4,323	$37,135	$63,723	$105,181

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$9,574	$2,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,887	3,439
Cumulative effect of change in accounting principle	—	4,765
Deferred income taxes	565	268
Changes in operating assets and liabilities:
Contracts receivable	(15,597)	(15,664)
Contract retainage	(1,548)	(123)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,207)	(247)
Prepaid expenses, inventory and other assets	(417)	185
Accounts payable	6,077	2,967
Billings in excess of costs and estimated earnings on uncompleted contracts	5,490	7,866
Accrued employee costs	1,075	382
Accrued expenses	2,004	609
Income taxes payable	1,934	1,863

Net cash provided by operating activities	9,837	8,492

Cash flows from investing activities:
Capital expenditures, net	(15,273)	(8,880)
Proceeds from the sale of short-term investments	10,000	—
Purchase of short-term investments	(190)	(419)

Net cash used in investing activities	(5,463)	(9,299)

Cash flows from financing activities:
Proceeds from exercise of stock options	560	387

Net cash provided by financing activities	560	387

Net increase (decrease) in cash and cash equivalents	4,934	(420)
Cash and cash equivalents at beginning of period	5,667	11,274

Cash and cash equivalents at end of period	$10,601	$10,854

Supplemental cash flow information:

Interest paid	$23	$26

Income taxes paid	$2,394	$730

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH

PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the nine-months ended September 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002
Reported net income	$9,574	$2,182

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	523	639

Incremental stock option expense per SFAS No. 123 net of tax	(523)	(639)

Pro forma net income	$9,051	$1,543

Weighted-average shares (basic) as reported	11,774	11,727
Adjusted weighted-average shares (diluted) as reported	11,893	11,814

Basic earnings-per-share
Reported net income	$0.81	$0.19
Pro forma net income	$0.77	$0.13

Diluted earnings-per-share
Reported net income	$0.81	$0.18
Pro forma net income	$0.76	$0.13

NOTE 3 – ACCOUNTING FOR CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003. The Company has not completed its assessment of the impact of FIN 46, but does not anticipate a material impact on the its results of operations, financial position or cash flows.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Gulf Island Fabrication, Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Gulf Island Fabrication, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

November 3, 2003

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

Results of Operations

The Company’s revenue for the three-month and nine-month periods ended September 30, 2003 was $63.3 million and $147.5 million, an increase of 57.1% and 46.6%, respectively, compared to $40.3 million and $100.6 million in revenue for the three-month and nine-month periods ended September 30, 2002. The increase in revenue for the three-month and nine-month periods ended September 30, 2003 was directly associated with the increase in direct labor hours, 22.7% and 25.9%, respectively, and increased revenue associated with direct material and subcontractor pass-through sales, applied to contracts in progress compared to the three-month and nine-month periods ended September 30, 2002.

Gross profit increased $500,000 (or 7.4%) and $4.8 million (or 36.6%) when comparing the three-month and nine-month periods ended September 30, 2003 to the comparable periods in 2002. For the three-month and nine-month periods ended September 30, 2003, gross profit was $7.3 million (11.5% of revenue) and $17.9 million (12.1% of revenue), compared to $6.8 million (16.9% of revenue) and $13.1 million (13.0% of revenue) of gross profit for the three-month and nine-month periods ended September 30, 2002. Although the volume of direct labor hours applied to contracts in progress for the three-month and nine-month periods ended September 30, 2003 and 2002, respectively, increased, inefficiencies in production hours caused by the reliance on contract labor man-hours resulting from the unfavorable weather conditions during the second and third quarters of the year, combined with a greater amount of pass-through revenue for which no profit is recognized, reduced margins significantly for the three-month and to a lesser degree for the nine-month periods ended September 30, 2003 compared to the same periods ended September 30, 2002.

The Company’s general and administrative expenses were $1.2 million for the three-month period ended September 30, 2003 and $3.6 million for the nine-month period ended September 30, 2003. This compares to $1.1 million for the three-month period ended September 30, 2002 and $3.0 million for the nine-month period ended September 30, 2002. As a percentage of revenue, general and administrative expenses decreased to 1.9% from 2.7% of revenue for the three-month periods ended September 30, 2003 and 2002, respectively, and decreased to 2.4% from 3.0% of revenue for the comparable nine-month periods. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased salary and wage related costs.

The Company had net interest income of $47,000 and $159,000 for the three-month and nine-month periods ended September 30, 2003, respectively, compared to $138,000 and $505,000 for the three-month and nine-month periods ended September 30, 2002. The reduction in interest income was primarily the result of cash utilization associated with the increase in capital expenditure levels and the lower yields on short-term investments for the three-month and nine-month periods ended September 30, 2003 compared to those periods ended September 30, 2002.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with a commercial bank but has not drawn on it since December 1998. Net cash provided by operating activities was $9.8 million for the nine-months ended September 30, 2003. At September 30, 2003, working capital was $51.7 million, resulting in a current ratio of 2.8 to 1. Net cash used in investing activities for the nine-months ended September 30, 2003, was $5.5 million, which included $15.3 million for capital expenditures, $190,000 for the purchase of short-term investments and $10.0 million utilized from short-term investments. The majority of the capital expenditures for the first nine months of 2003 were related to the purchase of two Manitowoc model M2250 cranes ($6.5 million) and for the costs associated with the construction of a new fabrication building ($3.0 million) that was completed in the latter part of the second quarter of 2003.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest on any borrowings equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2004, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. In addition, the Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2003, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $5.1 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2003, the Company was in compliance with these covenants.

Capital expenditures for the remaining three months of 2003 are estimated to be approximately $2.2 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities, and funds available under the Revolver will be sufficient to fund these capital expenditures and its working capital needs. The Company may, however, expand its operations through future acquisitions that may require additional equity or debt financing.

Forward-Looking Statements

Statements under “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These forward-looking statements involve risks and uncertainties that include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company’s ability to successfully complete the testing, production and marketing of the MinDOC (a deepwater floating, drilling and production concept) and other deep water production systems and to develop and provide financing for them; and the Company’s ability to attract and retain qualified production employees at acceptable compensation rates. Changes in these factors could result in changes in the Company’s performance and could cause the actual results to differ materially from those expressed in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended September 30, 2003 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

On October 10, 2003, the Company announced the scheduled time for the release of its 2003 third quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 10, 2003, announcing the scheduled time for the release of its 2003 third quarter earnings and its quarterly conference call.

(b)	Reports on Form 8-K.

On July 24, 2003, the Company filed a report on Form 8-K to furnish its press release announcing its second quarter earnings.

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
Joseph P. Gallagher, III Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: November 6, 2003

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 10, 2003, announcing the scheduled time for the release of its 2003 third quarter earnings and its quarterly conference call.

E-1