Form 10-K
period 2003-12-31
GULF ISLAND FABRICATION INC
filed 2004-03-12
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-22303

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

583 Thompson Road, Houma, Louisiana	70363
(Address of principal executive offices)	(zip code)

(985) 872-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: common stock, no par value per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2003 was approximately $139,523,656.

The number of shares of the registrant’s common stock, no par value per share, outstanding at February 9, 2004 was 11,817,092.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2004 Annual Meeting of Shareholders to be held April 28, 2004 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

Items 1 and 2. Business and Properties

Certain technical terms are defined in the “Glossary of Certain Technical Terms” beginning on page G-1.

General

Gulf Island Fabrication, Inc. (the “Company”), together with its subsidiaries, is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as tension leg platforms (“TLPs”)), “SPARs and FPSOs”; piles, wellhead protectors, subsea templates and various production, compressor and utility modules; and offshore living quarters. Services provided by the Company include offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales.

The Company was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. The Company’s primary facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. These facilities allow the Company to build jackets for installation in water depths of up to 800 feet and deck sections for fixed or floating production platforms for use in unlimited water depths. In addition, the Company is able to build certain hull sections of floating production platforms, typically for use in water depths greater than 1,000 feet.

On January 2, 1997, Gulf Island Fabrication, Inc. acquired Dolphin Services, Inc. and two related companies (collectively, “Dolphin Services”), which perform offshore and inshore fabrication and construction services (the “Dolphin Acquisition”), and in April 1997, completed the initial public offering (the “Initial Public Offering”) of its common stock, no par value per share (the “Common Stock”). Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. (reorganized effective December 31, 2002 as “Southport, L.L.C.,” a Louisiana limited liability company) and it’s wholly owned subsidiary Southport International, Inc. (collectively “Southport”). Southport specializes in the fabrication of living quarters for offshore platforms.

In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept (“MinDOC”). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, the Company owns a 60% interest in MinDOC, L.L.C. and the balance is owned by an architectural/engineering company. Prior to October 1, 2001, the Company’s investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company’s investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

In November 1999 the Company announced that it had formed a wholly owned subsidiary, Gulf Island MinDOC Company (“GIMCO”), to develop and market deepwater oil and gas production structures, including a MinDOC, the deepwater floating, drilling, and production concept that the Company has a proprietary interest in. When fully operational, the subsidiary will be headquartered in Houston, Texas.

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

Website and Electronic Posting Disclosures

The Company’s website address is www.gulfisland.com. The Company makes available, on or through its website, without charge and on the day such material is filed with the Securities and Exchange Commission (“SEC”), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

The Company’s primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. The Company also has the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms and fabricate various other types of steel structures. With its acquisition of Southport, the Company has also increased its presence in the market for the fabrication of living quarters for installation on such platforms.

The Company uses the latest welding and fabrication technology available, and all of the Company’s products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. The quality management systems of all the Company’s operating subsidiaries are certified as ISO 9001-2000 quality assurance programs. See “—Safety and Quality Assurance.”

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

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the tubular pilings extending out of the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at the Company’s facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. The Company can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components the Company participates in the construction of platforms requiring jackets and/or hulls that are larger than those the Company can transport through the Houma Navigation Canal.

Most of the steel used in the Company’s operations arrives at the Company’s fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections

(which vary in diameter, up to 12 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that supports the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. The Company’s ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish the Company from all but three of its domestic competitors.

Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections so that much of their fabrication is done on the ground. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and “roll up” the section, which is then joined to another uprighted section. When a jacket is complete and ready for launch, it is pulled along the skidway onto a launch barge, which is gradually deballasted to compensate for the weight of the structure as more of it moves aboard the barge. Using ocean-going tugs, the barge and jacket are transported to the offshore installation site.

Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on the Company’s ability to fabricate decks is the weight capacity of the barges that transport the decks from the Company’s yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the Gulf of Mexico, and management believes that currently there are no decks installed in the Gulf of Mexico that could not have been constructed at the Company’s facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect its share of the market for deck construction.

The Company can also fabricate sections of, and structures used in connection with, TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform’s deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet.

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company’s ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. The Company has completed the fabrication of the deck section and floating hull of TLPs designed for installation in 1,800 and 3,200 feet of water and believes that these are the first two TLPs of this size to be constructed entirely in the United States. With TLP’s and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company’s participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

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

The Company also fabricates piles and other rolled goods, templates, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of the Company’s products are installed by marine construction contractors.

Through Dolphin Services, the Company also provides interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Company’s main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification.

Through Southport, the Company fabricates living quarters, primarily for offshore platforms, ranging in size from 4 to 250 beds.

Facilities and Equipment

Facilities. The Company’s corporate headquarters and Gulf Island, L.L.C.’s main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes one 25,000 square foot building that houses administrative staff, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits loadout of heavy structures.

Gulf Island, L.L.C.’s west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead.

Dolphin Services operates from a 30-acre site located approximately a quarter of a mile from Gulf Island L.L.C.’s main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 9,900 square foot building that houses administrative staff, approximately 32,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 990 linear feet of water frontage, of which 660 feet is steel bulkhead. Dolphin Services also operates a commercial steel sales division and a pressure vessel shop. The steel sales division operates a three acre facility adjacent to Gulf Island, L.L.C.’s main yard with a product line that includes pressure vessel plates and other products that utilize Gulf Island, L.L.C.’s capability to process the steel by cutting, shaping, forming and painting.

The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter, auto core flux and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

Southport operates on the east bank of the Houma Navigation Canal across Thompson Road from Gulf Island, L.L.C.’s main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. Also located on the property is an additional two-story, 2,100 square foot administration building. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean going vessels and the loadout of heavy loads.

The Company owns all of the foregoing properties.

Equipment. Gulf Island, L.L.C.’s main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator and a U.S. Filter grit blast systems, a hydraulic plate shear, a hydraulic press brake and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections and various other equipment used in the Company’s fabrication business. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.’s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. In 2002, Gulf Island, L.L.C. purchased four, rubber tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 800 tons to be transported around the facility. In December 2003, the Company signed an agreement to purchase two additional (KAMAG—Type 2406) transporters to be delivered late second quarter 2004. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

Gulf Island, L.L.C.’s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island, L.L.C. is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island, L.L.C. to participate as subcontractor on projects awarded to other contractors. The Company has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of the Company’s fabrication projects. The design output of the facility also allows the Company to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides the Company a competitive advantage by reducing labor costs and demonstrates the Company’s commitment to being a good neighbor to the community and the environment.

Dolphin Services owns three spud barges and leases one for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns two Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

Materials and Supplies

The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available from many sources, and the Company does not depend upon any single supplier or source. However, the continued consolidation of the domestic steel industry and an increased demand from China has put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes one-third of the world output of rolled steel. Steel delivery times and pricing per ton have increased over the past 2 months. What was a standard delivery of 6-8 weeks for steel has risen to 18-24 weeks for heat treated as well as standard material. In addition the weak U.S. dollar together with growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel. These surcharges change every month with no end in sight and are typically passed on to the customer.

Safety and Quality Assurance

Management is concerned with the safety and health of the Company’s employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company’s safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs six in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets twice a month to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every three months. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

The quality management systems of Gulf Island, L.L.C., Dolphin Services and Southport are certified as ISO 9001-2000 programs. ISO 9001-2000 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of the Company’s programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

The Company’s customers are primarily major and independent oil and gas exploration and production companies. The Company also may perform work as a sub-contractor for one or more of its competitors. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 80% of the Company’s revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore Canada, West Africa and Latin America.

A large portion of the Company’s revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company’s largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 43% of revenue (22% J. Ray McDermott, S.A., 11% Kerr McGee Corporation, and 10% El Paso Corporation) in 2003, 51% of revenue (20% Single Buoy Mooring, Inc., 19% Kerr-McGee Corporation, and 12% ExxonMobil Corporation) in 2002, and 21% of revenue (El Paso Corporation which includes projects for a subsidiary of the Coastal Corporation prior to its merger with El Paso Corporation) in 2001. In addition, at December 31, 2003, 92% of the Company’s backlog, which consist of work remaining at December 31, 2003 and commitments received since December 31, 2003, was attributable to 13 projects involving seven customers. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and the Company’s ability to meet the customer’s delivery schedule. Customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

While customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer’s delivery schedule are the principal factors on which the Company is awarded contracts. The Company’s contracts generally vary in length from one month to twenty-four months depending on the size and complexity of the project. Generally, the Company’s contracts and projects are subject to termination at any time prior to completion, at the option of the customer. Upon termination, however, the customer is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

Most of the Company’s projects are awarded on a fixed-price or alliance/partnering basis. Under fixed-price contracts, the Company receives the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, the Company retains all cost savings but is also responsible for all cost overruns. Under typical alliance/partnering arrangements, the Company and the customer agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, the Company has some protection from cost overruns but also shares a portion of any cost savings with the customer. Under cost-plus arrangements, the Company receives a specified fee in excess of its direct labor and material cost and so is protected against cost overruns but does not benefit directly from cost savings. Because the Company generally prices materials as pass-through items on its contracts, the cost and productivity of the Company’s labor force are the primary factors affecting the Company’s operating costs. Consequently, it is essential that the Company control the cost and productivity of the direct labor hours worked on the Company’s projects. As an aid to achieving this control, the Company places a single project manager in charge of the production operations related to each project and gives significant discretion to the project manager, with oversight by the applicable subsidiary’s President and the Company’s Executive Vice President of Operations. As an incentive to control costs, the Company gives bonuses to its employees totaling 5% of the Company’s income before taxes.

Seasonality

Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonality of the Company’s operations, the Company’s operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company’s construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company’s customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. As a result, a disproportionate portion of the Company’s income in past years had been earned during the second and third quarters of the year. In 2003 and 2002, seasonality had less of an impact on income, mainly due to the Company’s ongoing investment in machinery and equipment and covered fabrication areas.

The table below indicates for each quarter of the Company’s last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

	2003				2002					2001
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.		2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	19%	22%	31%	28%	19%		23%	28%	30%	24%	30%	27%	19%
Gross profit	21%	16%	25%	38%	15%		18%	35%	32%	15%	37%	30%	18%
Net income	20%	15%	26%	39%	13	%(1)	17%	37%	33%	13%	40%	30%	17%
Direct labor hours (in 000’s)	515	592	637	593	369		497	519	471	411	460	445	343

(1)	Net income percentage for the first quarter 2002 was computed based on net income before cumulative effect of change in accounting principle. (See Note 3 to the Notes to Consolidated Financial Statements related to the adoption of a new accounting standard).

Because of this seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonality of the Company’s operations.

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. The Company’s marketing staff contacts oil and gas companies believed to have fabrication projects scheduled to allow the Company an opportunity to bid for the projects. Although price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

The Company currently has three primary domestic competitors, Technip-Coflexip (specifically its subsidiaries CSO Aker Marine Contractors, Inc. and Gulf Marine Fabricators, Inc.), J. Ray McDermott, S.A., and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in the Gulf of Mexico in water depths greater than 300 feet. In addition to these three companies, the Company primarily competes with five other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of the Company’s competitors have greater financial and other resources than the Company.

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

Management believes that the Company’s competitive pricing, expertise in fabricating offshore structures and the certification of its facilities as ISO 9001-2000 fabricators will enable it to continue to compete effectively for projects destined for international waters. The Company recognizes, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder the Company’s ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, the Company may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

Backlog

As of December 31, 2003, the Company’s revenue backlog, which consists of work remaining at December 31, 2003 and commitments received through the fourth quarter earnings release, was $99.2 million ($79.0 million of which management expects to be performed during 2004) and its man-hour backlog was 1.31 million hours remaining to work. Of the $99.2 million revenue backlog at December 31, 2003, approximately 92% of the Company’s backlog was attributable to seven customers.

The Company’s backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized the Company to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization received by our Company. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in the Company’s backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay the Company for work performed and materials purchased through the date of termination and, in some instances, pay the Company cancellation fees.

Government and Environmental Regulation

Many aspects of the Company’s operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Minerals Management Service of the United States Department of the Interior (“MMS”). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. The Company believes that its operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, the Company depends on the demand for its services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, the business and prospects of the Company could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where the Company’s products are used have not been substantial. The Company cannot determine to what extent future operations and earnings of the Company may be affected by new legislation, new regulations or changes in existing regulations.

The Houma Navigation Canal provides the only means of access for the Company’s products from the Company’s facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges required to transport many of the Company’s products and could result in material and adverse affects on the Company’s operations and financial position.

The Company’s operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company that were in compliance with all applicable laws at the time such acts were performed.

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

The Company’s operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require the Company to obtain certain permits, licenses and certificates with respect to its operations. The kinds of permits, licenses and certificates required in the Company’s operations depend upon a number of factors. The Company believes that it has all material permits, licenses and certificates necessary for the conduct of its existing business.

The Company’s compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in approximately $200,000 to $300,000 of expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company’s business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

Certain activities engaged in by employees of the Company, including interconnect piping and other service activities conducted on offshore platforms and activities performed on the spud barges owned by the Company, are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company’s potential liability. The Company’s ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both the Company and third parties for, among other things, personal injury, death, property damage, pollution and loss of business.

In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that must be adhered to in the fabrication process.

Insurance

The Company maintains insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to the Company’s facilities. All policies are subject to deductibles and other coverage limitations. The Company also maintains a builder’s risk policy for its construction projects and general liability insurance. The Company and its subsidiary, Gulf Island, L.L.C., are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Dolphin Services and Southport are conventionally insured for workers’ compensation liability with deductibles of $100,000 and $25,000, respectively. The Company also maintains maritime employer’s liability insurance. Although management believes that the Company’s insurance is adequate, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

The Company’s workforce varies based on the level of ongoing fabrication activity at any particular time. During 2003, the number of Company employees ranged from approximately 930 to 1,100. As of February 9, 2004, the Company had approximately 1,085 employees. Although the seasonality of the Company’s operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company’s employees are employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

The Company’s ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company’s ability to expand its operations depends not only upon customer demand but also on the Company’s ability to increase its labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company’s skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term, the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company’s customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

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

Cautionary Statement Concerning Forward-Looking Information

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled “Business and Properties,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “predict” and similar expressions often identify forward-looking statements. All such statements are subject to factors that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. These factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; and the Company’s ability to successfully complete the testing, production and marketing of the MinDOC and other deepwater production systems and to develop and provide financing for them.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of the executive officers of the Company as of February 9, 2004. All officers of the Company serve at the pleasure of the Company’s Board of Directors.

Name	Age	Position
Kerry J. Chauvin	56	Chairman of the Board, President and Chief Executive Officer

Kirk J. Meche	41	Executive Vice President—Operations and President of Gulf Island, L.L.C. (fabrication subsidiary)

Murphy A. Bourke	59	Executive Vice President—Marketing

Joseph P. Gallagher, III	53	Vice President—Finance, Chief Financial Officer and Treasurer

Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Company’s President since the Company’s inception and as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company’s Chief Operating Officer from January 1989 to January 1990.

Kirk J. Meche became Executive Vice President—Operations of the Company and President of Gulf Island, L.L.C. in February 2001. Mr. Meche served as President of Southport, Inc., a former wholly owned subsidiary of the Company, from December 1999 to February 2001, and as Vice President of Operations of Southport, Inc. from February 1999 to December 1999. He was a Project Manager for the Company from 1996 to 1999.

Murphy A. Bourke has been Executive Vice President—Marketing since January 2000, and was Vice President – Marketing since the Company began operations in 1985 until December 1999.

Joseph P. “Duke” Gallagher, III was elected Vice President—Finance and Chief Financial Officer of the Company in January 1997. Mr. Gallagher served as the Company’s Controller from 1985 until 1997. He has been the Company’s Treasurer since 1986 and served as the Company’s Secretary from January 1993 until April 1999.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market under the symbol “GIFI.” At February 9, 2004, the Company had approximately 2,500 holders of record of its common stock.

The following table sets forth the high and low bid prices per share of the common stock, as reported by the Nasdaq National Market, for each fiscal quarter of the two most recent fiscal years.

	High	Low
Fiscal Year 2003
First Quarter	$18.79	$14.92
Second Quarter	18.09	15.35
Third Quarter	17.91	13.85
Fourth Quarter	18.84	14.37

	High	Low
Fiscal Year 2002
First Quarter	$15.65	$8.50
Second Quarter	19.23	13.80
Third Quarter	19.10	10.20
Fourth Quarter	17.70	9.52

The Company did not pay dividends in 2003 or 2002. On February 4, 2004, the Company’s Board of Directors declared a dividend of $0.05 per share on shares of the Company’s common stock outstanding, payable February 27, 2004, to shareholders of record on February 17, 2004. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s retained earnings, working capital requirements and the future operation and growth of its business and other factors deemed relevant by the Board of Directors.

Information as to the securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2003 are derived from the audited financial statements of the Company. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Income Statement Data:
Revenue	$203,667	$142,919	$113,697	$112,090	$120,241
Cost of revenue	174,765	123,643	98,330	101,648	105,813

Gross profit	28,902	19,276	15,367	10,442	14,428
General and administrative expenses	5,168	4,231	4,435	4,489	4,210

Operating income	23,734	15,045	10,932	5,953	10,218
Net interest income	174	572	1,067	1,298	681
Other, net income (expense)	19	52	(748)	(558)	(116)

Income before income taxes	23,927	15,669	11,251	6,693	10,783
Income taxes	8,135	5,332	3,990	2,507	4,097

Net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,261	$4,186	$6,686
Cumulative effect of change in accounting principle (1)	—	(4,765)	—	—	—

Net income	$15,792	$5,572	$7,261	$4,186	$6,686

Income Summary Data: (Pro Forma (Unaudited)):
Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.62	$0.36	$0.57
Cumulative effect of change in accounting principle	—	(0.41)	—	—	—

Basic earnings per share	$1.34	$0.47	$0.62	$0.36	$0.57

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.62	$0.36	$0.57
Cumulative effect of change in accounting principle	—	(0.40)	—	—	—

Diluted earnings per share	$1.33	$0.47	$0.62	$0.36	$0.57

Basic weighted-average common shares	11,779	11,731	11,704	11,666	11,638

Adjusted weighted-average common shares	11,895	11,817	11,789	11,756	11,691

Pro Forma Reconciliation (2)
Reported net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,261	$4,186	$6,686
Add back: Goodwill amortization	—	—	433	317	274

Adjusted net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,694	$4,503	$6,960

Basic earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.62	$0.36	$0.57
Add back: Goodwill amortization	—	—	0.04	0.03	0.02

Adjusted net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.66	$0.39	$0.59

Diluted earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.62	$0.36	$0.57
Add back: Goodwill amortization	—	—	0.04	0.03	0.02

Adjusted net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.66	$0.39	$0.59

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Working capital	$60,711	$52,327	$46,601	$37,175	$31,787
Property, plant and equipment, net	58,259	47,471	41,666	42,662	43,664
Total assets	140,316	113,148	102,538	96,062	95,049
Debt	—	—	—	—	—

	2003	2002	2001	2000	1999
	(in thousands)
Operating Data:
Direct labor hours worked for the year ended December 31, (3)	2,337	1,856	1,659	1,652	1,851
Backlog as of December 31, (4)
Direct labor hours	1,310	1,253	838	437	682
Dollars	$99,223	$92,509	$54,400	$26,600	$38,900

(1)	In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles.” The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002 (see Note 3 in the Notes to Consolidated Financial Statements).
(2)	A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill. For some of the years presented, basic earnings per share and diluted earnings per share reflect the impact of rounding on the calculation.
(3)	Direct labor hours are hours worked by employees directly involved in the production of the Company’s products.
(4)	The Company’s backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

The Company’s results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) the Company’s ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) the Company’s ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies’ expectations of future oil and gas prices, and changes in technology that reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. During 1997 and 1998, generally favorable trends in these factors led to high activity levels in the Gulf of Mexico. Beginning in 1999 through 2000, however, the distraction caused by consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in exploration and development activity, have caused corresponding low levels of oil and gas development activity.

Development activity in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and continued to decline throughout 2000. This decline had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, which caused a decline in pricing levels for their services through the end of 2000. While 2001, 2002, and 2003 did not result in a significant improvement in market conditions in the fabrication sector of the oil and gas industry, the Company experienced some stability in the awarding of projects during 2001, a notable 28% increase in projects awarded during 2002, and another 16% increase in projects awarded during 2003.

The combination of the backlog at December 31, 2002, and projects awarded during 2003 with stable profit margins, resulted in a stronger performance in 2003 compared to 2002. Revenue in 2003 was $203.7 million, a 42.5% increase compared to 2002 revenue, and net income was $15.8 million, a 52.8% increase compared to 2002 net income before cumulative effect of change in accounting principle of $10.3 million. Net income after a cumulative effect of change in accounting principle for the period ended December 31, 2002 was $5.6 million (see Note 3 in the Notes to Consolidated Financial Statements). During 2003 the Company was awarded several large projects, resulting in a 7.3% increase in backlog at December 31, 2003, to $99.2 million compared to $92.5 million at December 31, 2002.

The dollar value of projects available in the market is significantly below those levels of four to five years ago. Competition for available projects remains intense and near term, future margins will likely remain uncertain. Cost reduction measures are continuously reviewed to address these conditions. Demand for the Company’s services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. At some point, however, it is expected that demand for the Company’s products and services should recover as oil and gas reserves are reduced and the Company’s customers are forced to replace them.

During 2003, the Company’s workforce increased from approximately 930 to 1,100 employees. Demand for the Company’s products and services dictates the Company’s workforce needs. Although the Company generally tries to minimize the use of contract labor, it will do so when required to meet customer demand.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note 1 in the Notes to Consolidated Financial Statements), the following involve a higher degree of judgment and complexity.

Revenue Recognition

The majority of the Company’s revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Profit incentives from customers are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

Receivables

In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for probable doubtful accounts. During 2003, the Company recorded a bad debt expense of $188,000, increasing the allowance for doubtful accounts to $226,000, to reflect the reduced probability of collection on a contract.

Results of Operations

Comparison of the Years Ended December 31, 2003 and 2002

The Company’s revenue for the year ended December 31, 2003 was $203.7 million, an increase of 42.5%, compared to $142.9 million in revenue for the year ended December 31, 2002. Revenue increased as a result of the increased demand and stable pricing of the Company’s goods and services as indicated by the substantial backlog at the beginning of the year accompanied by the significant material and subcontractor pass-through sales applied to contracts. In addition, the on-going labor recruiting and retention efforts of the Company required to manage the Company’s backlog generated an increase in the volume of direct labor hours applied to contracts for the year ended December 31, 2003, compared to 2002 (2.3 million in 2003 versus 1.9 million in 2002).

Cost of revenue was $174.8 million in 2003 compared to $123.6 million in 2002. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours, raw materials, subcontractor cost, and contract labor) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) associated with production but not directly related to a specific project. Although the Company experienced inefficiencies in production hours caused by the reliance on contract labor man-hours resulting from unfavorable weather conditions in the second and third quarters of 2003, the Company was able to partially regain those efficiencies in the fourth quarter as use of contract labor became less. Consequently, as a percentage of revenue, the cost of revenue decreased slightly to 85.8% for 2003 compared to 86.5% for 2002.

The combination of an increased volume of revenue with stable pricing and a reduction in cost of revenue as a percent of revenue, enabled the Company to increase gross profit by 49.9% to $28.9 million (14.2% of revenue) for the year ended December 31, 2003, compared to the $19.3 million (13.5% of revenue) of gross profit for the year ended December 31, 2002.

The Company’s general and administrative expenses were $5.2 million for the year ended December 31, 2003, compared to $4.2 million for the year ended December 31, 2002. This increase was the result of costs that vary with sales volumes, primarily labor related costs. Also included in general and administrative expenses for 2003 was $188,000 for bad debt expense related to a single contract. Although the absolute dollar cost of the Company’s general and administrative expenses increased for 2003, as a percentage of revenue these costs decreased to 2.5% from 3.0% for the years ended December 31, 2003 and 2002, respectively.

The Company’s net interest income decreased to $174,000 for the year ended December 31, 2003, compared to $572,000 for the year ended December 31, 2002. The current reduction in interest income is the result of cash utilization associated with the increase in capital expenditure levels and the lower yields on short-term investments when comparing 2003 to 2002. For the periods ended December 31, 2003 and 2002, respectively, other income was $19,000 and $52,000, of which the majority was related to the sale of miscellaneous equipment.

Comparison of the Years Ended December 31, 2002 and 2001

The Company’s revenue for the year ended December 31, 2002 was $142.9 million, an increase of 25.7%, compared to $113.7 million in revenue for the year ended December 31, 2001. Revenue increased as a result of the increased demand and stable pricing of the Company’s goods and services. In addition, the on-going labor recruiting and retention efforts at the Company generated an increase in the volume of direct labor hours applied to contracts for the year ended December 31, 2002, compared to 2001(1.9 million in 2002 versus 1.7 million in 2001). The combination of increased volume and stable pricing enabled the Company to increase gross profit by 25.3% to $19.3 million (13.5% of revenue) for the year ended December 31, 2002, compared to the $15.4 million (13.5% of revenue) of gross profit for the year ended December 31, 2001.

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

The Company’s general and administrative expenses were $4.2 million for the year ended December 31, 2002, compared to $4.4 million for the year ended December 31, 2001. Included in general and administrative expenses for the year ended December 31, 2001 was $433,000 representing the amortization of goodwill. Effective January 1, 2002, goodwill amortization was eliminated. Thus, excluding goodwill amortization for 2001 would result in an increase of approximately $200,000 for general expenses when comparing 2002 to 2001. This increase for 2001 to 2002 was the result of costs that vary with sales volumes, primarily labor related costs. Although the absolute dollar cost of the Company’s general and administrative expenses increased when excluding goodwill for 2001, as a percentage of revenue these costs decreased to 3.0% from 3.5% for the years ended December 31, 2002 and 2001, respectively.

The Company’s net interest income decreased to $572,000 for the year ended December 31, 2002 compared to $1.1 million for 2001. The current reduction in interest income is the result of a reduction in short-term interest rates when comparing 2002 to 2001. For the period ended December 31, 2002, other income was $52,000, of which the majority was related to the sale of miscellaneous equipment. For the period ended December 31, 2001, other expense was $748,000. This expense includes $288,000 related to the Company’s portion of the net loss of MinDOC, LLC as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production. Also included in the other-net was $280,000 for the settlement of a lawsuit the Company had been involved in for several years and $180,000 resulting from a loss the Company had on the sale of the 13-acre facility Southport previously occupied in Harvey, Louisiana.

Liquidity and Capital Resources

Historically the Company has funded its business activities through funds generated from operations. The Company also maintains a revolving line of credit (“the Revolver”) with a commercial bank, but has not drawn on it since December 1998. At December 31, 2003, the Company’s cash and cash equivalents plus short-term investments totaled $22.1 million. Net cash provided by operating activities was $13.0 million for the year ended December 31, 2003. Working capital was $60.7 million (an increase of 16.1%) at December 31, 2003. The ratio of current assets to current liabilities decreased to 3.93 to 1 at December 31, 2003, from 5.12 to 1 at December 31, 2002. The Company’s primary source of cash is its cash receipts related to contract receivables. In the early phases of a new project, the Company utilizes its cash to purchase material and outside services and increase labor activities, which results in a reduction of cash and an increase in contract receivables. Net cash provided by financing activities for the period ended December 31, 2003 was $737,000 of proceeds from the exercise of stock options. Net cash used in investing activities for the year ended December 31, 2003 was $11.4 million, which included $5.3 million for the purchase of short-term investments, $10.0 million of proceeds from the sale of short-term investments, and $16.1 million of capital expenditures. The Company’s capital expenditures during 2003 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. The majority of the 2003 capital expenditures were for the completion of the new fabrication shop ($3.6 million) and the purchase of two Manitowoc model M2250 cranes ($6.5 million).

The Company’s Revolver provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2005, and is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2003, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $3.1 million which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2003, the Company was in compliance with these covenants.

The Company’s Board of Directors approved a capital budget of approximately $9.0 million for 2004, which includes the purchase of equipment and additional yard and facility expansion improvements.

Obligations and Commitments

The following table listing contractual obligations describes the $1.5 million in commitments the Company had at December 31, 2003 (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$35	$32	$3	$—
Purchase commitment - equipment (2)	593	593	—	—
Purchase commitment - raw material (3)	870	870	—	—

	$1,498	$1,495	$3	$—

(1)	Operating leases are commitments for office space and office equipment.
(2)	Purchase commitment - equipment is a commitment related to a purchase order agreement.
(3)	Purchase commitment - raw materials is a commitment related to receiving, on consignment from a steel supplier, steel plate used in jacket fabrication.

On February 4, 2004, the Company’s Board of Directors declared a dividend of $0.05 per shares of the Company’s common stock outstanding, payable February 27, 2004, to shareholders of record on February 17, 2004. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on retained earnings, working capital requirements, the future operation and growth of its business and other factors deemed relevant by the Board of Directors. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Off-Balance Sheet Arrangements

The Company is not a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on its financial condition.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company has a $20.0 million line of credit with its primary commercial banks. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London interbank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

In this report the consolidated financial statements of the Company and the accompanying notes to consolidated financial statements appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 21.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the SEC under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officers and Senior Financial Officers. The Company will make these codes publicly available by posting the codes on its website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within five days of such event on the Company’s website.

Item 11. Executive Compensation

Information called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	947,000	$13.57	351,000	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	947,000		351,000	(1)

(1)	Of the shares remaining available for issuance, no more than 50,000 shares may be issued as restricted stock or “other stock-based award” (which awards are valued in whole or in part on the value of the shares of Common Stock) under the Company’s 2002 Long-Term Incentive Plan, and no more than 1,000 may be issued as stock appreciation rights, restricted stock, performance shares or stock awards under the Company’s Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information called for by this item, if any, may be found in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following financial statements, schedules and exhibits are filed as part of this Report:

(i) Financial Statements

(ii) Schedules

Other schedules have not been included because they are not required, not applicable, immaterial or the information required has been included elsewhere herein.

(iii) Exhibits

See Exhibit Index on page E-1. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit. Such requests should be addressed to Investor Relations, Gulf Island Fabrication, Inc., P.O. Box 310, Houma, LA 70361-0310.

(b)	Reports on Form 8-K

On October 24, 2003, the company filed a report on Form 8-K to furnish (under Item 7 and Item 12) its press release announcing its third quarter earnings.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

New Orleans, Louisiana

February 19, 2004

ERNST & YOUNG LLP

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,012	$5,667
Short-term investments	14,038	18,783
Contracts receivable, net	42,443	32,131
Contract retainage	7,062	1,842
Costs and estimated earnings in excess of billings on uncompleted contracts	5,806	4,061
Prepaid expenses	1,349	1,118
Inventory	2,697	1,430

Total current assets	81,407	65,032
Property, plant and equipment, net	58,259	47,471
Other assets	650	645

Total assets	$140,316	$113,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,937	$4,047
Billings in excess of costs and estimated earnings on uncompleted contracts	6,003	4,317
Accrued employee costs	3,906	2,769
Accrued expenses	957	1,059
Income taxes payable	893	513

Total current liabilities	20,696	12,705
Deferred income taxes	8,029	5,467

Total liabilities	28,725	18,172

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 11,801,618 and 11,745,414 shares issued and outstanding at December 31, 2003 and 2002, respectively	4,340	4,266
Additional paid-in capital	37,310	36,561
Retained earnings	69,941	54,149

Total shareholders’ equity	111,591	94,976

Total liabilities and shareholders’ equity	$140,316	$113,148

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenue	$203,667	$142,919	$113,697
Cost of revenue	174,765	123,643	98,330

Gross profit	28,902	19,276	15,367
General and administrative expenses	5,168	4,231	4,435

Operating income	23,734	15,045	10,932
Other income (expense):
Interest expense	(40)	(39)	(36)
Interest income	214	611	1,103
Other - net	19	52	(748)

	193	624	319

Income before income taxes	23,927	15,669	11,251
Income taxes	8,135	5,332	3,990

Net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,261
Cumulative effect of change in accounting principle	—	(4,765)	—

Net income	$15,792	$5,572	$7,261

Earnings per share data:
Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.62
Cumulative effect of change in accounting principle	—	(0.41)	—

Basic earnings per share	$1.34	$0.47	$0.62

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.62
Cumulative effect of change in accounting principle	—	(0.40)	—

Diluted earnings per share	$1.33	$0.47	$0.62

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2001	11,681,500	$4,195	$35,755	$41,316	$81,266
Exercise of stock options	25,364	32	287	—	319
Income tax benefit from exercise of stock options	—	—	59	—	59
Net income	—	—	—	7,261	7,261

Balance at December 31, 2001	11,706,864	4,227	36,101	48,577	88,905
Exercise of stock options	38,550	39	357	—	396
Income tax benefit from exercise of stock options	—	—	103	—	103
Net income	—	—	—	5,572	5,572

Balance at December 31, 2002	11,745,414	4,266	36,561	54,149	94,976
Exercise of stock options	56,204	74	663	—	737
Income tax benefit from exercise of stock options	—	—	86	—	86
Net income	—	—	—	15,792	15,792

Balance at December 31, 2003	11,801,618	$4,340	$37,310	$69,941	$111,591

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net income	$15,792	$5,572	$7,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,324	4,565	4,433
Amortization	—	—	433
Cumulative effect of change in accounting principle	—	4,765	—
Deferred income taxes	2,562	694	348
Changes in operating assets and liabilities:
Contracts receivable, net	(10,312)	(17,900)	1,691
Contract retainage	(5,220)	(106)	(998)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,745)	(2,100)	458
Prepaid expenses, inventory and other assets	(1,503)	(47)	(137)
Accounts payable	4,890	2,387	355
Billings in excess of costs and estimated earnings on uncompleted contracts	1,686	1,426	(717)
Accrued employee costs	1,137	757	316
Accrued expenses	(102)	(870)	(1,441)
Income taxes payable	466	248	35

Net cash provided by (used in) operating activities	12,975	(609)	12,037

Cash flows from investing activities:
Capital expenditures, net	(16,130)	(10,470)	(5,527)
Proceeds on the sale of equipment	18	101	2,100
Proceeds from the sale of short-term investments	10,000	5,500	—
Purchase of short-term investments	(5,255)	(525)	(7,734)

Net cash used in investing activities	(11,367)	(5,394)	(11,161)

Cash flows from financing activities:
Proceeds from exercise of stock options	737	396	319

Net cash provided by financing activities	737	396	319

Net increase (decrease) in cash	2,345	(5,607)	1,195
Cash and cash equivalents at beginning of period	5,667	11,274	10,079

Cash and cash equivalents at end of period	$8,012	$5,667	$11,274

Supplemental cash flow information:
Interest paid	$32	$48	$27

Income taxes paid, net of refunds	$5,109	$4,453	$3,607

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc. (“the Company”), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company’s principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In April 1998 the Company formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept (“MinDOC”). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, the Company owns 60% interest in MinDOC, L.L.C. and the balance is owned by an engineering company. Prior to October 1, 2001, the Company’s investment in MinDOC, L.L.C. was accounted for under the equity method of accounting for investments with its share of operating results included in other income as an expense in the statements of income. Effective October 1, 2001, the Company’s investment in MinDOC, L.L.C. and resulting operations were consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc.

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

Short-Term Investments

Short-term investments consist of highly liquid debt securities with a maturity of greater than three months, but less than twelve months. The securities are classified as available-for-sale and the fair value of these investments approximated their carrying value at December 31, 2003 and 2002.

Concentration of Credit Risk

The principal customers of the Company are the major and large independent oil and gas companies. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. However, the Company’s management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized.

The Company believes that its credit loss exposure is minimal.

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Revenue Recognition

Revenue from fixed-price and cost-plus construction contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Amortization of Goodwill

The period ended December 31, 2001, included expense associated with goodwill amortization, which is the result of an acquisition effective January 1, 1998 (see Note 2 in the Notes to Consolidated Financial Statements). Also, see Note 3 in the Notes to Consolidated Financial Statements as to the disposition of goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes.

Reclassifications

Certain items included in the consolidated financial statements for the year ended December 31, 2002 and 2001 had been reclassified to conform to the December 31, 2003 consolidated financial statement presentation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITION

Effective January 1, 1998, the Company acquired all of the outstanding shares of Southport, Inc. and its wholly owned subsidiary, Southport International, Inc. (collectively, Southport). Southport specializes in the fabrication of living quarters for offshore platforms. The purchase price was $6.0 million cash, plus contingent payments of up to an additional $5.0 million based on Southport’s net income over a four-year period ending December 31, 2001. The purchase price plus $130,000 of direct expenses exceeded the fair value of the assets acquired of $12.3 million less liabilities assumed of $10.3 million by $4.1 million. On October 26, 2000, the Company reached an agreement with the former shareholders of Southport to an early payout amount of approximately $2.0 million. The acquisition and the early payout amount were accounted for under the purchase method of accounting as described by Accounting Principles Board Opinion No. 16, “Business Combinations APB 16.”

3. NEW ACCOUNTING STANDARDS

In June 2001, FASB issued Statement of Financial Accounting Standards No.142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles”. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. At December 31, 2001, the Company had goodwill of $4.8 million (net of accumulated amortization of $1.3 million) related to the acquisition of Southport. The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of approximately $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill for the years ended December 31, is as follows (in thousands, except per share data):

	2003	2002	2001

Reported net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,261
Add back: Goodwill amortization	—	—	433

Adjusted net income before cumulative effect of change in accounting principle	$15,792	$10,337	$7,694

Basic earnings per share:
Reported net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.62
Add back: Goodwill amortization	—	—	0.04

Adjusted net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.66

Diluted earnings per share:
Reported net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.62
Add back: Goodwill amortization	—	—	0.04

Adjusted net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.66

For the year ended December 31, 2001, basic earnings per share and diluted earning per share reflect the impact of rounding on the calculation.

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004. The Company has not completed its assessment of the impact of FIN 46, but does not anticipate a material impact on its results of operations. financial position or cash flows.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2003	2002
Completed contracts	$5,255	$2,855
Contracts in progress:
Current	37,414	29,323
Retainage due within one year	7,062	1,842

	49,731	34,020
Less allowance for doubtful accounts	226	47

	$49,505	$33,973

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2003	2002
Costs incurred on uncompleted contracts	$208,205	$91,840
Estimated profit earned to date	28,932	13,912

	237,137	105,752
Less billings to date	237,334	106,008

	$(197)	$(256)

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2003	2002
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,806	$4,061
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,003)	(4,317)

	$(197)	$(256)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2003	2002
Land	$3,736	$3,576
Buildings	18,441	9,866
Machinery and equipment	56,143	45,376
Furniture and fixtures	1,911	1,757
Transportation equipment	1,802	1,707
Improvements	19,250	16,885
Construction in progress	647	6,926

	101,930	86,093
Less accumulated depreciation	43,671	38,622

	$58,259	$47,471

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2003, 2002, and 2001, the Company expensed $2.6 million, $1.5 million and $1.3 million, respectively, related to these leases.

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2003	2002
Deferred tax liabilities:
Depreciation	$8,820	$6,368

Total deferred tax liabilities:	8,820	6,368
Deferred tax assets:
Employee benefits	338	443
Uncompleted contracts	152	145
Other benefits	301	313

Total deferred tax assets:	791	901

Net deferred tax liabilities:	$8,029	$5,467

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2003	2002	2001
Current:
Federal	$5,311	$4,511	$3,591
State	262	127	51

Total current	5,573	4,638	3,642

Deferred:
Federal	2,442	675	343
State	120	19	5

Total deferred	2,562	694	348

Income taxes	$8,135	$5,332	$3,990

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2003	%	2002	%	2001	%
U.S. statutory rate	$8,375	35.0%	$5,327	34.0%	$3,825	34.0%
Increase (decrease) resulting from:
State income taxes	383	1.6	146	0.9	56	0.5
Foreign sales	(252)	(1.1)	(328)	(2.1)	0	0
Other	(371)	(1.6)	187	1.2	109	1.0

Income tax expense	$8,135	34.0%	$5,332	34.0%	$3,990	35.5%

The Company’s effective tax rate was decreased in 2002 as a result of the anticipated tax benefits arising from an increase in net income attributable to foreign contracts.

8. LINE OF CREDIT AND NOTES PAYABLE

The Company’s bank credit facility provides for a revolving line of credit (the “Revolver”) of up to $20.0 million that bears interest equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2005, and is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2003, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $3.1 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2003, the Company was in compliance with these covenants.

9. CONTINGENT LIABILITIES

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

10. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2003	2002	2001
J. Ray McDermott, S.A.	$45,214	$—	$—
Kerr-McGee Corporation	22,538	26,939	—
El Paso Corporation	21,019	7,459	23,708
Exxon Mobil Corporation	18,693	17,189	—
Single Bouy Moorings, Inc.	—	28,129	—

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 24%, 31%, and 2%, of the Company’s revenues for the years ending December 31, 2003, 2002, and 2001, respectively.

	December 31,
	2003	2002	2001
	(In millions)
Location:
United States	$155.0	$98.1	$111.8
International	48.7	44.8	1.9

Total	$203.7	$142.9	$113.7

12. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2003, 2002, and 2001, the Company contributed a total of $1.2 million, $1.0 million, and $817,000, respectively.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2003 and 2002 were as follows (in thousands, except per share data):

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenue	$39,573	$44,603	$63,329	$56,162
Gross Profit	5,974	4,644	7,257	11,027
Net income	3,220	2,321	4,033	6,218
Basic earnings per share	0.27	0.20	0.34	0.53
Diluted earnings per share	0.27	0.20	0.34	0.52

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenue	$27,246	$33,053	$40,255	$42,365
Gross Profit	2,798	3,480	6,772	6,226
Net income before cumulative effect of change in accounting principle	1,385	1,729	3,833	3,390
Cumulative effect of change in accounting principle	(4,765)	—	—	—
Net income	(3,380)	1,729	3,833	3,390

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	0.12	0.15	0.33	0.29
Cumulative effect of change in accounting principle	(0.41)	0.00	0.00	0.00
Basic earnings per share	(0.29)	0.15	0.33	0.29

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	0.12	0.15	0.32	0.29
Cumulative effect of change in accounting principle	(0.41)	0.00	0.00	0.00
Diluted earnings per share	(0.29)	0.15	0.32	0.29

Quarterly data may not sum to the full year data reported in the Company’s consolidated financial statements due to rounding.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2003	2002	2001
Numerator:
Numerator for basic and diluted earnings per share before cumulative effect of change in accounting principle	$15,792	$10,337	$7,261
Numerator for cumulative effect of change in accounting principle	—	(4,765)	—

Numerator for basic and diluted earnings per share	$15,792	$5,572	$7,261

Denominator:
Denominator for basic earnings per share-weighted-average shares	11,779	11,731	11,704
Effect of dilutive securities:
Employee stock options	116	86	85

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	11,895	11,817	11,789

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.34	$0.88	$0.62
Cumulative effect of change in accounting principle	—	(0.41)	—

Basic earnings per share	$1.34	$0.47	$0.62

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$1.33	$0.87	$0.62
Cumulative effect of change in accounting principle	—	(0.40)	—

Diluted earnings per share	$1.33	$0.47	$0.62

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. LONG-TERM INCENTIVE PLANS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting For Stock-Based Compensation, (Statement 123) requires use of options valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

On February 13, 1997, the shareholders approved a proposal to adopt the Long-Term Incentive Plan (the “Plan”). The Plan authorized the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company’s common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the “Compensation Committee”) to administer such Plan. Under the Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

On April 24, 2002, the shareholders approved a proposal to adopt the 2002 Long-Term Incentive Plan (the “2002 Plan”). The 2002 Plan authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the Compensation Committee. Under the 2002 Plan, all options granted have 10-year terms, and conditions relating to the vesting and exercise of options are “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2001, a risk-free interest rate of 5.66% on the February options, a risk-free interest rate of 5.72% on the April options and a risk-free interest rate of 5.74% on the December options; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .450; and a weighted-average expected life of the options of eight years. For 2002, a risk-free interest rate of 4.00%; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .458; and a weighted-average expected life of the options of eight years. For 2003, a risk-free interest rate of 4.25%; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .347; and a weighted-average expected life of the options of eight years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimated, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options’ vested period. Since the Company’s options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share data):

	2001	2002	2003
Net income:
As reported	$7,261	$5,572	$15,792
Pro forma including the effect of options	$6,408	$4,745	$15,088
Basic earnings per share:
As reported	$0.62	$0.47	$1.34
Pro forma including the effect of options	$0.55	$0.40	$1.28
Diluted earnings per share:
As reported	$0.62	$0.47	$1.33
Pro forma including the effect of options	$0.54	$0.40	$1.27

A summary of the Company’s stock options activity and related information for the years ended December 31, 2001, 2002 and 2003 is as follows (in thousands, except per share data):

	2001		2002		2003
	Options (000s)	Weighted- Average Exercise Price	Options (000s)	Weighted- Average Exercise Price	Options (000s)	Weighted- Average Exercise Price
Outstanding - beginning of year	810	$13.126	889	$12.853	923	$13.236
Granted	169	12.128	103	15.630	101	16.690
Exercised	(25)	12.554	(39)	10.280	(56)	13.092
Expired	—	—	—	—	—	—
Forfeited	(65)	14.498	(30)	13.882	(21)	15.221

Outstanding - end of year	889	$12.853	923	$13.236	947	$13.570

Exercisable at end of year	296	$13.114	445	$13.010	529	$13.053

Weighted-average fair value of options granted during the year	$7.153		$8.800		$8.040

The 947,000 options outstanding fall into two general exercise-price ranges as follows:

	Exercise Price Range
	$7.125 to $11.68	$15.00 to $19.625
Options outstanding	342,000	605,000
Weighted-average exercise price	$9.31	$15.98
Weighted-average remaining contractual life	5.7	6.9
Options exercisable	218,000	311,000
Weighted-average exercise price of options exercisable	$8.57	$16.19

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2000:	International Standards of Operations 9001-2000—Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

G-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

GULF ISLAND FABRICATION, INC.
(Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH P. GALLAGHER, III Joseph P. Gallagher, III	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Controller, Chief Accounting Officer and Secretary (Principal Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ THOMAS E. FAIRLEY Thomas E. Fairley	Director

/S/ HUGH J. KELLY Hugh J. Kelly	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ HUEY J. WILSON Huey J. Wilson	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES

2.1	Stock Purchase Agreement with respect to Dolphin Services, Inc. dated November 27, 1996. *

2.2	Stock Purchase Agreement with respect to Dolphin Steel Sales, Inc. dated as of November 27, 1996. *

2.3	Stock Purchase Agreement with respect to Dolphin Sales & Rentals, Inc. dated as of November 27, 1996. *

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through July 23, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. *

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	Registration Rights Agreement between the Company and Huey J. Wilson. *

10.4	The Company’s Long-Term Incentive Plan. * †

10.5	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. †

10.6	The Company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.7	Form of Stock Option Agreement under the company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Revolving Credit Agreement among the Company, Bank One, NA and Whitney National Bank, dated as of December 31, 2003.

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, Inc., and Southport, L.L.C., are organized under Louisiana law, are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

E-1

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

99.1	Press release issued by the Company on January 22, 2004 announcing date of earnings release and quarterly conference call.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

E-2