Form 10-Q
period 2004-03-31
GULF ISLAND FABRICATION INC
filed 2004-05-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

The number of shares of the Registrant’s common stock, no par value per share, outstanding at May 6, 2004 was 12,041,101.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	(Note 1) December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,814	$8,012
Short-term investments	14,040	14,038
Contracts receivable, net	37,336	42,443
Contract retainage	8,953	7,062
Costs and estimated earnings in excess of billings on uncompleted contracts	7,812	5,806
Prepaid expenses	1,159	1,349
Inventory	3,188	2,697

Total current assets	84,302	81,407
Property, plant and equipment, net	58,445	58,259
Other assets	649	650

Total assets	$143,396	$140,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,153	$8,937
Billings in excess of costs and estimated earnings on uncompleted contracts	3,600	6,003
Accrued employee costs	2,825	3,906
Accrued expenses	975	957
Income taxes payable	2,051	893

Total current liabilities	17,604	20,696
Deferred income taxes	8,339	8,029

Total liabilities	25,943	28,725
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 11,952,167 and 11,801,618 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	4,561	4,340
Additional paid-in capital	39,592	37,310
Retained earnings	73,300	69,941

Total shareholders’ equity	117,453	111,591

Total liabilities and shareholders’ equity	$143,396	$140,316

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$50,794	$39,573
Cost of revenue	43,464	33,599

Gross profit	7,330	5,974
General and administrative expenses	1,310	1,178

Operating income	6,020	4,796
Other income (expense):
Interest expense	(7)	(9)
Interest income	49	82
Other	18	3

	60	76

Income before income taxes	6,080	4,872
Income tax expense	2,128	1,652

Net income	$3,952	$3,220

Per share data:
Basic earnings per share:	$0.33	$0.27

Diluted earnings per share:	$0.33	$0.27

Weighted-average shares	11,867	11,757
Effect of dilutive securities: employee stock options	158	135

Adjusted weighted-average shares	12,025	11,892

Cash dividend declared per common share	$0.05	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2004	11,801,618	$4,340	$37,310	$69,941	$111,591
Exercise of stock options	150,549	221	1,986	—	2,207
Income tax benefit from exercise of stock options	—	—	296	—	296
Net income	—	—	—	3,952	3,952
Dividends on common stock	—	—	—	(593)	(593)

Balance at March 31, 2004	11,952,167	$4,561	$39,592	$73,300	$117,453

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$3,952	$3,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,470	1,235
Deferred income taxes	310	323
Changes in operating assets and liabilities:
Contracts receivable	5,107	(8,615)
Contract retainage	(1,891)	505
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,006)	265
Prepaid expenses, inventory and other assets	(301)	(227)
Accounts payable	(784)	2,483
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,403)	879
Accrued employee costs	(1,081)	(384)
Accrued expenses	18	(152)
Income taxes payable	1,454	1,265

Net cash provided by operating activities	3,845	797
Cash flows from investing activities:
Capital expenditures, net	(1,656)	(9,534)
Proceeds from short-term investments	—	6,000
Purchase of short-term investments	(1)	(120)

Net cash used in investing activities	(1,657)	(3,654)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,207	315
Payments of dividends on common stock	(593)	—

Net cash provided by financing activities	1,614	315

Net change in cash and cash equivalents	3,802	(2,542)
Cash and cash equivalents at beginning of period	8,012	5,667

Cash and cash equivalents at end of period	$11,814	$3,125

Supplemental cash flow information:
Interest paid	$16	$9

Income taxes paid	$362	$65

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2004 AND 2003

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters. The Company, located in Houma, Louisiana, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; and steel warehousing and sales. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the three-months ended March 31, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003
Reported net income	$3,952	$3,220
Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	180	180

Pro forma net income	$3,772	$3,040

Weighted-average shares (basic) as reported	11,867	11,757
Adjusted weighted-average shares (diluted) as reported	12,025	11,892

Basic earnings-per-share
Reported net income	$0.33	$0.27
Pro forma net income	$0.32	$0.26

Diluted earnings-per-share
Reported net income	$0.33	$0.27
Pro forma net income	$0.31	$0.26

NOTE 3 – ACCOUNTING FOR CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004. MinDOC, L.L.C., a limited liability company formed in April 1998 to patent, design, and market a deepwater floating, drilling and production concept (“MinDOC”), is by definition a VIE. Since October 2001, when the Company’s interest in MinDOC, L.L.C. increased to 60%, the Company’s investment in MinDOC, L.L.C. and its operations were and will continue to be consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc. Effective January 1, 2004, management adopted FIN 46 and has concluded that the adoption did not have any impact on the Company’s results of operations, financial position or cash flows.

Independent Accountants’ Review Report

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statement of shareholders’ equity for the three-month period ended March 31, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

May 6, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2003). The Company believes that of its significant accounting policies the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the annual report on Form 10-K for the year ended December 31, 2003. There have been no changes in the Company’s evaluation of its critical accounting policies since that date.

Results of Operations

The Company’s revenue for the three-month period ended March 31, 2004 was $50.8 million, an increase of 28.3%, compared to revenue of $39.6 million for the three-month period ended March 31, 2003. The increase in revenue for the three-month period ended March 31, 2004 was the result of the combination of a 6.6% increase in direct labor hours applied to contracts in progress and an increase in pass-through costs, such as materials and outside services, compared to the three-month period ended March 31, 2003.

For the three-month period ended March 31, 2004, gross profit was $7.3 million (14.4% of revenue) compared to gross profit of $6.0 million (15.2% of revenue) for the three-month period ended March 31, 2003. The decrease in gross margin primarily related to higher amounts of pass-through costs, which generated little or no margin during the period ended March 31, 2004 as compared to the same period in 2003.

The Company’s general and administrative expenses increased to $1.3 million from $1.2 million for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. As a percentage of revenue, general and administrative expenses decreased to 2.6% from 3.0% for the three-month periods ended March 31, 2004 and 2003, respectively. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased salary and wage related costs.

Net interest income was $42,000 for the three-month period ended March 31, 2004, compared to $73,000 for the three-month period ended March 31, 2003. Income generated from investments decreased during the three-month period ended March 31, 2004, compared to the three-month period ended March 31, 2003, due to the continued decline in interest rates on short-term investments and the reduction in the amounts available for investment.

For the three-month period ended March 31, 2004, other income was $18,000 compared to $3,000 of other income for the three-month period ended March 31, 2003. Other income for the periods ended March 31, 2004 and 2003, respectively, related to the sale of miscellaneous equipment.

The Company’s effective income tax rate increased to 35% from 34% of income before income taxes as a result of the estimated tax liabilities of the Company when comparing the three-month periods ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At March 31, 2004, the Company’s cash and cash equivalents plus short-term investments totaled $25.9 million and working capital was $66.7 million, resulting in a current ratio of 4.8 to 1. Net cash provided by operating activities was $3.8 million for the three-months ended March 31, 2004. Net cash used in investing activities for the three-months ended March 31, 2004, was $1.7 million related to capital expenditures for equipment and improvements to its production facilities. Net cash provided by financing activities for the three-month period ended March 31, 2004 was $1.6 million, which consisted of proceeds in the amount of $2.2 million from the exercise of stock options, and $593,000 used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million “the Revolver”, which bears interest equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2005, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2004, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $2.9 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2004, the Company was in compliance with these covenants.

Capital expenditures for the remaining nine months of 2004 are estimated to be approximately $7.9 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

On April 28, 2004, the Company’s Board of Directors declared a dividend of $0.05 per share of the Company’s common stock outstanding, payable May 21, 2004, to shareholders of record on May 11, 2004. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on retained earnings, working capital requirements, the future operation and growth of the Company and other factors deemed relevant by the Board of Directors.

Contractual Obligations

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2003.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended March 31, 2004, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 28, 2004.

(b)	At the annual meeting, the shareholders elected Hugh J. Kelly, Thomas E. Fairley and Ken C. Tamblyn to serve as directors of the Company until the 2007 annual meeting of shareholders. The terms of office of directors Gregory J. Cotter, John P. Laborde, Kerry J. Chauvin, Alden J. Laborde, and Huey J. Wilson continued after the annual meeting.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1)	Election of the following nominees for directors.

Hugh J. Kelly

Number of Votes Cast For – 10,731,095

Number of Votes Cast Against or Withheld – 166,465

Number of Abstentions – None

Number of Broker Non-Votes – None

Thomas E. Fairley

Number of Votes Cast For – 10,731,095

Number of Votes Cast Against or Withheld – 166,465

Number of Abstentions – None

Number of Broker Non-Votes – None

Ken C. Tamblyn

Number of Votes Cast For – 10,757,595

Number of Votes Cast Against or Withheld – 139,965

Number of Abstentions – None

Number of Broker Non-Votes – None

(2)	Ratification of appointment of Ernst & Young LLP as independent auditors.

Number of Votes Cast For – 10,816,618

Number of Votes Cast Against or Withheld – 73,972

Number of Abstentions – 6,970

Number of Broker Non-Votes – None

Item 5. Other Information.

On April 20, 2004, the Company announced the scheduled time for the release of its 2004 first quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 20, 2004, announcing the scheduled time for the release of its 2004 first quarter earnings and its quarterly conference call.

(b)	Reports on Form 8-K.

On February 4, 2004, the Company filed a report on Form 8-K under Items 7 and 12 to furnish its press release announcing its 2003 fourth quarter earnings.

On February 5, 2004, the Company filed a report on Form 8-K under Items 5 and 7 to furnish its press release announcing the declaration of a common stock dividend.

On February 20, 2004, the Company filed a report on Form 8-K under Items 5 and 7 to furnish its press release announcing it had executed a Letter of Intent with Kerr-McGee Oil & Gas Corp. to fabricate the topsides for the Constitution truss spar platform.

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

Joseph P. Gallagher, III Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: May 7, 2004

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 20, 2004, announcing the scheduled time for the release of its 2004 first quarter earnings and its quarterly conference call.

E-1