Form 10-Q
period 2004-06-30
GULF ISLAND FABRICATION INC
filed 2004-07-28
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at July 21, 2004 was 12,118,601.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Note 1)
	June 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,229	$8,012
Short-term investments	19,100	14,038
Contracts receivable, net	42,448	42,443
Contract retainage	2,198	7,062
Costs and estimated earnings in excess of billings on uncompleted contracts	3,938	5,806
Prepaid expenses	766	1,349
Inventory	3,308	2,697
Recoverable income taxes	346	—

Total current assets	84,333	81,407
Property, plant and equipment, net	62,222	58,259
Other assets	648	650

Total assets	$147,203	$140,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,583	$8,937
Billings in excess of costs and estimated earnings on uncompleted contracts	4,478	6,003
Accrued employee costs	3,813	3,906
Accrued expenses	925	957
Income taxes payable	—	893

Total current liabilities	15,799	20,696
Deferred income taxes	8,631	8,029

Total liabilities	24,430	28,725

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,114,601 and 11,801,618 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	4,745	4,340
Additional paid-in capital	41,877	37,310
Retained earnings	76,201	69,941
Other comprehensive loss	(50)	—

Total shareholders’ equity	122,773	111,591

Total liabilities and shareholders’ equity	$147,203	$140,316

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$41,443	$44,603	$92,237	$84,176
Cost of revenue	34,941	39,959	78,405	73,558

Gross profit	6,502	4,644	13,832	10,618
General and administrative expenses	1,256	1,156	2,566	2,334

Operating income	5,246	3,488	11,266	8,284

Other income (expense):
Interest expense	(20)	(14)	(27)	(23)
Interest income	138	49	187	131
Other	29	1	47	4

	147	36	207	112

Income before income taxes	5,393	3,524	11,473	8,396

Income taxes	1,887	1,203	4,015	2,855

Net income	$3,506	$2,321	$7,458	$5,541

Per share data:
Basic earnings per share	$0.29	$0.20	$0.62	$0.47

Diluted earnings per share	$0.29	$0.20	$0.62	$0.47

Weighted-average shares	12,064	11,778	11,966	11,768
Effect of dilutive securities: employee stock options	131	122	144	128

Adjusted weighted-average shares	12,195	11,900	12,110	11,896

Cash dividend declared per common share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2004	11,801,618	$4,340	$37,310	$69,941	$—	$111,591

Exercise of stock options	312,983	405	3,640	—	—	4,045

Income tax benefit from exercise of stock options	—	—	927	—	—	927

Net income	—	—	—	7,458	—	7,458

Unrealized (loss) on available-for-sale securities	—	—	—	—	(50)	(50)

Comprehensive income						7,408

Dividends on common stock	—	—	—	(1,198)	—	(1,198)

Balance at June 30, 2004	12,114,601	$4,745	$41,877	$76,201	$(50)	$122,773

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$7,458	$5,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,971	2,534
Deferred income taxes	602	614
Tax benefit from exercise of stock options	927	65
Changes in operating assets and liabilities:
Contracts receivable	(5)	(12,015)
Contract retainage	4,864	93
Costs and estimated earnings in excess of billings on uncompleted contracts	1,868	(709)
Prepaid expenses, inventory and other assets	(26)	(281)
Accounts payable	(2,354)	492
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,525)	3,232
Accrued employee costs	(93)	464
Accrued expenses	(32)	2,009
Income taxes payable/recoverable	(1,239)	780

Net cash provided by operating activities	13,416	2,819
Cash flows from investing activities:
Capital expenditures, net	(6,934)	(13,985)
Proceeds from short-term investments	—	10,000
Purchase of short-term investments	(5,112)	(204)

Net cash used in investing activities	(12,046)	(4,189)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,045	481
Payments of dividends on common stock	(1,198)	—

Net cash provided by financing activities	2,847	481

Net change in cash and cash equivalents	4,217	(889)
Cash and cash equivalents at beginning of period	8,012	5,667

Cash and cash equivalents at end of period	$12,229	$4,778

Supplemental cash flow information:

Interest paid	$36	$23

Income taxes paid	$3,690	$1,396

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2004 AND 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Certain items in 2003 have been reclassified to confirm to the 2004 financial statement presentation.

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

The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the six-months ended June 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003
Reported net income	$7,458	$5,541

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	357	360

Pro forma net income	$7,101	$5,181

Weighted-average shares (basic) as reported	11,966	11,768
Adjusted weighted-average shares (diluted) as reported	12,110	11,896

Basic earnings-per-share
Reported net income	$0.62	$0.47
Pro forma net income	$0.59	$0.44

Diluted earnings-per-share
Reported net income	$0.62	$0.47
Pro forma net income	$0.59	$0.44

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statement of changes in shareholders’ equity for the six month period ended June 30, 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, its objective of which is the expression an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting Principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

July 27, 2004

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

Results of Operations

The Company’s revenue for the three-month periods ended June 30, 2004 and 2003 was $41.4 million compared to $44.6 million, respectively, a decrease of 7.2%. The decrease in revenue for the three-month period ended June 30, 2004 was directly associated with the decrease in direct labor hours, 13.5%, applied to contracts in progress compared to the three-month period ended June 30, 2003. The Company’s revenue for the six-month periods ended June 30, 2004 and 2003 was $92.2 million compared to $84.2 million, respectively, an increase of 9.5%. The increase in revenue for the six-month period ended June 30, 2004 was primarily the result of an increase in pass-through costs, such as materials and outside services, compared to the six-month period ended June 30, 2003.

For the three-month and six-month periods ended June 30, 2004, gross profit was $6.5 million (15.7% of revenue) and $13.8 million (15.0% of revenue), compared to $4.6 million (10.3% of revenue) and $10.6 million (12.6% of revenue) of gross profit for the three-month and six-month periods ended June 30, 2003. Gross profit increased $1.9 million or (41.3%) and $3.2 million or (30.2%) when comparing the three-month and six-month periods ended June 30, 2004 to the comparable periods in 2003. The volume of direct labor hours applied to contracts in progress for the three-month and six month periods ended June 30, 2004 compared to the three-month and six-month periods ended June 30, 2003, decreased 13.5% and 4.2%, respectively. During the first six months of 2004 however, the Company substantially reduced its reliance on contract labor man-hours, which reliance caused inefficiencies that resulted in reduced gross margins for the comparable periods ended June 30, 2003.

The Company’s general and administrative expenses were $1.3 million for the three-month period ended June 30, 2004 and $2.6 million for the six-month period ended June 30, 2004. This compares to $1.2 million for the three-month period ended June 30, 2003 and $2.3 million for the six-month period ended June 30, 2003. As a percentage of revenue, general and administrative expenses increased to 3.1% from 2.7% of revenue for the three-month periods ended June 30, 2004 and 2003, respectively, and increased to 2.8% from 2.7% of revenue for the comparable six-month periods. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased salary and wage related costs.

The Company had net interest income of $118,000 and $160,000 for the three-month and six-month periods ended June 30, 2004, respectively, compared to $35,000 and $108,000 for the three-month and six-month periods ended June 30, 2003. The increase in interest income resulted from the Company’s investment of larger sums of cash, which was made available due to the increase in cash provided by operating activities for the three-month and six-month periods ended June 30, 2004, compared to the three-month and six-month periods ended June 30, 2003.

The Company’s effective income tax rate increased to 35% from 34% of income before income taxes as a result of the estimated tax liabilities of the Company when comparing the three-month and six-month periods ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At June 30, 2004, the Company’s cash and cash equivalents plus short-term investments totaled $31.3 million and working capital was $68.5 million, resulting in a current ratio of 5.3 to 1. Net cash provided by operating activities was $13.4 million for the six-months ended June 30, 2004. Net cash used in investing activities for the six-months ended June 30, 2004, was $12.0 million, of which $6.9 related to capital expenditures for equipment and improvements to its production facilities and $5.1 related to the purchase of short-term investments. Net cash provided by financing activities for the six-month period ended June 30, 2004 was $2.8 million, which consisted of proceeds in the amount of $4.0 million from the exercise of stock options, and $1.2 million used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2006, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2004, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $3.9 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2004, the Company was in compliance with these covenants.

Capital expenditures for the remaining six months of 2004 are estimated to be approximately $4.9 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

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

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended June 30, 2004, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 5. Other Information.

On July 15, 2004, the Company announced the scheduled time for the release of its 2004 second quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1	First Amendment to Ninth Amended and Restated Credit Agreement among the Company, Bank One, NA and Whitney National Bank, dated June 30, 2004.

15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2004, announcing the scheduled time for the release of its 2004 second quarter earnings and its quarterly conference call.

(b)	Reports on Form 8-K.

On April 29, 2004, the Company filed a report on Form 8-K under Items 7 and 12 to furnish its press release announcing its 2004 first quarter earnings.

On April 30, 2004, the Company filed a report on Form 8-K under Items 5 and 7 to furnish its press release announcing the declaration of a common stock dividend.

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
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 28, 2004

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	First Amendment to Ninth Amended and Restated Credit Agreement among the Company, Bank One, NA and Whitney National Bank, dated June 30, 2004.

15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2004, announcing the scheduled time for the release of its 2004 second quarter earnings and its quarterly conference call.

E-1