Form 10-Q
period 2004-09-30
GULF ISLAND FABRICATION INC
filed 2004-10-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at October 15, 2004 was 12,149,041.

GULF ISLAN D FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Note 1)
	September 30, 2004	December 31, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,452	$8,012
Short-term investments	18,642	14,038
Contracts receivable, net	28,170	42,443
Contract retainage	1,752	7,062
Costs and estimated earnings in excess of billings on uncompleted contracts	5,373	5,806
Prepaid expenses	1,324	1,349
Inventory	3,702	2,697
Recoverable income taxes	501	—

Total current assets	85,916	81,407
Property, plant and equipment, net	60,845	58,259
Other assets	645	650

Total assets	$147,406	$140,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,179	$8,937
Billings in excess of costs and estimated earnings on uncompleted contracts	4,843	6,003
Accrued employee costs	3,161	3,906
Accrued expenses	1,109	957
Income taxes payable	—	893

Total current liabilities	14,292	20,696
Deferred income taxes	8,753	8,029

Total liabilities	23,045	28,725

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,149,041 and 11,801,618 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	4,777	4,340
Additional paid-in capital	42,301	37,310
Retained earnings	77,322	69,941
Accumulated other comprehensive loss	(39)	—

Total shareholders’ equity	124,361	111,591

Total liabilities and shareholders’ equity	$147,406	$140,316

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$35,753	$63,329	$127,990	$147,505
Cost of revenue	32,060	56,072	110,465	129,630

Gross profit	3,693	7,257	17,525	17,875
General and administrative expenses	1,197	1,234	3,763	3,568

Operating income	2,496	6,023	13,762	14,307

Other income (expense):
Interest expense	(9)	(7)	(36)	(30)
Interest income	168	39	355	170
Other	4	15	51	19

	163	47	370	159

Income before income taxes	2,659	6,070	14,132	14,466

Income taxes	931	2,037	4,946	4,892

Net income	$1,728	$4,033	$9,186	$9,574

Per share data:
Basic earnings per share	$0.14	$0.34	$0.76	$0.81

Diluted earnings per share	$0.14	$0.34	$0.76	$0.81

Weighted-average shares	12,136	11,787	12,022	11,774
Effect of dilutive securities: employee stock options	121	100	137	119

Adjusted weighted-average shares	12,257	11,887	12,159	11,893

Cash dividend declared per common share	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2004	11,801,618	$4,340	$37,310	$69,941	$—	$111,591
Exercise of stock options	347,423	437	3,930	—	—	4,367
Income tax benefit from exercise of stock options	—	—	1,061	—	—	1,061
Net income	—	—	—	9,186	—	9,186
Unrealized (loss) on available-for-sale securities, net of tax	—	—	—	—	(39)	(39)

Comprehensive income						9,147

Dividends on common stock	—	—	—	(1,805)	—	(1,805)

Balance at September 30, 2004	12,149,041	$4,777	$42,301	$77,322	$(39)	$124,361

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$9,186	$9,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,496	3,887
Deferred income taxes	724	565
Tax benefit from exercise of stock options	1,061	71
Changes in operating assets and liabilities:
Contracts receivable	14,273	(15,597)
Contract retainage	5,310	(1,548)
Costs and estimated earnings in excess of billings on uncompleted contracts	433	(3,207)
Prepaid expenses, inventory and other assets	(980)	(417)
Accounts payable	(3,758)	6,077
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,160)	5,490
Accrued employee costs	(745)	1,075
Accrued expenses	152	2,004
Income taxes payable/recoverable	(1,394)	1,863

Net cash provided by operating activities	27,598	9,837

Cash flows from investing activities:
Capital expenditures, net	(7,082)	(15,273)
Proceeds from short-term investments	—	10,000
Purchase of short-term investments	(4,638)	(190)

Net cash used in investing activities	(11,720)	(5,463)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,367	560
Payments of dividends on common stock	(1,805)	—

Net cash provided by financing activities	2,562	560

Net change in cash and cash equivalents	18,440	4,934
Cash and cash equivalents at beginning of period	8,012	5,667

Cash and cash equivalents at end of period	$26,452	$10,601

Supplemental cash flow information:

Interest paid	$37	$23

Income taxes paid	$4,531	$2,394

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH

PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2003 have been reclassified to conform to the 2004 financial statement presentation.

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

The Company elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant. Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the three-month and the nine-month periods ended September 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net income	$1,728	$4,033	$9,186	$9,574

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	167	180	534	540

Pro forma net income	$1,561	$3,853	$8,652	$9,034

Weighted-average shares (basic) as reported	12,136	11,787	12,022	11,774
Adjusted weighted-average shares (diluted) as reported	12,257	11,887	12,159	11,893

Basic earnings-per-share
Reported net income	$0.14	$0.34	$0.76	$0.81
Pro forma net income	$0.13	$0.33	$0.72	$0.77

Diluted earnings-per-share
Reported net income	$0.14	$0.34	$0.76	$0.81
Pro forma net income	$0.13	$0.32	$0.71	$0.76

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

October 26, 2004

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

Results of Operations

The Company’s revenue for the three-month and nine-month periods ended September 30, 2004 was $35.8 million and $128.0 million, a decrease of 43.4% and 13.2%, respectively, compared to $63.3 million and $147.5 million in revenue for the three-month and nine-month periods ended September 30, 2003. The decrease in revenue for the three-month and nine-month periods ended September 30, 2004 was directly associated with a decrease in direct labor hours, 20.8% and 10.2%, respectively. Also contributing to the decrease in revenue was a reduction in direct material and subcontractor pass-through sales applied to contracts in progress during the three-month and nine-month periods ended September 30, 2004, compared to the three-month and nine-month periods ended September 30, 2003.

For the three-month and nine-month periods ended September 30, 2004, gross profit was $3.7 million (10.3% of revenue) and $17.5 million (13.7% of revenue), compared to gross profit of $7.3 million (11.5% of revenue) and $17.9 million (12.1% of revenue) for the three-month and nine-month periods ended September 30, 2003. Gross profit decreased $3.6 million (or 49.3%) and $350,000 (or 2.0%) when comparing the three-month and nine-month periods ended September 30, 2004 to the comparable periods in 2003. During the three-month and nine-month periods ended September 30, 2004, the Company substantially reduced its reliance on contract labor man-hours. The efficiencies that resulted positively impacted the gross profit margins for both the three-month and nine-month periods of 2004. However, the 43.4% reduction in revenue for the three-month period ended September 30, 2004 prevented the Company from exceeding the gross profit margin or gross profit of the comparable three-month period of 2003. For the nine-month period ended September 30, 2004, with only a 13.2 % decrease in revenue, the Company was able to exceed the gross profit margin, but not the gross profit of the nine-month period of 2003.

The Company’s general and administrative expenses were $1.2 million for the three-month period ended and $3.8 million for the nine-month period ended September 30, 2004, respectively. This compares to $1.2 million for the three-month period and $3.6 million for the nine-month period ended September 30, 2003, respectively. As a percentage of revenue, general and administrative expenses increased to 3.4% from 1.9% of revenue for the three-month periods ended September 30, 2004 and 2003, respectively, and increased to 3.0% from

2.4% of revenue for the comparable nine-month periods. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased salary and wage related costs.

The Company had net interest income of $159,000 and $319,000 for the three-month and nine-month periods ended September 30, 2004, respectively, compared to $32,000 and $140,000 for the three-month and nine-month periods ended September 30, 2003. The increase in interest income resulted from the Company’s increased investments of cash, which was made available due to the increase in cash provided by operating activities, and an increase in investment yield for the three-month and nine-month periods ended September 30, 2004, compared to the three-month and nine-month periods ended September 30, 2003.

The Company’s effective income tax rate increased to 35% from 34% of income before income taxes as a result of the estimated tax liabilities of the Company when comparing the three-month and nine-month periods ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At September 30, 2004, the Company’s cash and cash equivalents plus short-term investments totaled $45.1 million and working capital was $71.6 million, resulting in a current ratio of 6.0 to 1. Net cash provided by operating activities was $27.6 million for the nine-months ended September 30, 2004. Net cash used in investing activities for the nine-months ended September 30, 2004, was $11.7 million, of which $7.1 related to capital expenditures for equipment and improvements to its production facilities and $4.6 related to the purchase of short-term investments. Net cash provided by financing activities for the nine-month period ended September 30, 2004 was $2.6 million, which consisted of proceeds in the amount of $4.4 million from the exercise of stock options, and $1.8 million used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest equal to, at the Company’s option, the prime lending rate established by Bank One Corporation or LIBOR plus 1.5%. The Revolver matures December 31, 2006, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2004, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $2.2 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2004, the Company was in compliance with these covenants.

Capital expenditures for the remaining three months of 2004 are estimated to be approximately $2.4 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

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

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended September 30, 2004, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

On October 11, 2004, the Company announced the scheduled time for the release of its 2004 third quarter earnings and its quarterly conference call. The press release making this announcement is attached hereto as Exhibit 99.1.

Item 6. Exhibits

15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 11, 2004, announcing the scheduled time for the release of its 2004 third quarter earnings and its quarterly conference call.

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
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 27, 2004

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
15.1	Letter regarding unaudited interim financial information

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 11 2004, announcing the scheduled time for the release of its 2004 third quarter earnings and its quarterly conference call.

E-1