Form 10-K
period 2004-12-31
GULF ISLAND FABRICATION INC
filed 2005-03-04
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004 was approximately $196,808,125.

The number of shares of the registrant’s common stock, no par value per share, outstanding at February 1, 2005 was 12,170,541.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2005 Annual Meeting of Shareholders to be held April 27, 2005 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

In November 1999 the Company announced that it had formed a wholly owned subsidiary, Gulf Island MinDOC Company (“GIMCO”), to develop and market deepwater oil and gas production structures, including a MinDOC. When fully operational, the subsidiary will be headquartered in Houston, Texas.

Effective as of January 1, 2000, all of the operating assets, buildings and properties owned directly by the Company were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the Company. As a result, Gulf Island Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries.

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

Description of Operations

The Company’s primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. The Company also has the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms.

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

Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on the Company’s ability to fabricate decks is the weight capacity of the barges that transport the decks from the Company’s yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the Gulf of Mexico, and management believes that currently there are no decks installed in the Gulf of Mexico that could not have been constructed at the Company’s facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect its share of the market for deck construction. Decks are installed on fixed and floating platforms.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. The Company can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit the Company’s ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. The Company completed the fabrication of the deck section and floating hull of TLPs designed for installation in 1,800 and 3,200 feet of water and believes that these were the first two TLPs of this size to be constructed entirely in the United States. With TLP’s and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and the Company’s participation in this arena firmly established, the Company will participate in the continued expansion into the deepwater areas.

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

Through Dolphin Services, the Company also provides interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Company’s main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification. Dolphin also serves the state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

Through Southport, the Company fabricates living quarters, primarily for offshore platforms, ranging in size from 4 to 250 beds. Also, through Southport, the Company provides onshore and offshore scaffolding and piping insulation services.

Facilities and Equipment

Facilities. The Company’s corporate headquarters and Gulf Island, L.L.C.’s main fabrication yard are located on the east bank of the Houma Navigation Canal at Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 25,000 square feet that house administrative staff, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits loadout of heavy structures.

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

Equipment. Gulf Island, L.L.C.’s main yard houses its Model 34 and Model 20 plate bending rolls, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine used for cutting steel in complex geometric section, and various other equipment used in the Company’s fabrication business. In November 2004, the Company signed an agreement to purchase an additional Vernon brace coping machine to be delivered in the first quarter of 2005. The new brace coping machine is an upgrade from the existing machine and will be installed in the west yard and the machine currently in the west yard will be installed in the main yard. The new brace coping machine can handle pipe up to 1,500 pounds per foot and 54” outer diameter compared to the capacity of the current machine which is 1,000 pounds per foot and 48” outer diameter. The Company anticipates gaining efficiencies in the cutting process because the new machine can cut 360 degrees without repositioning itself. Also, by having two machines the Company can essentially double its’ capacity to cut braces thereby reducing idle production time in the yard. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.’s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island, L.L.C. owns six, rubber tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. In November 2004, the Company purchased a deck barge measuring approximately 200’ long, 72’ wide with a depth of 14’. The barge will give the Company the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation cost. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

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

Dolphin Services owns three spud barges and leases one for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns three Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

Materials and Supplies

The principal materials and supplies used by the Company in its fabrication business, standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, are currently available from many sources, and the Company does not depend upon any single supplier or source. However, the continued consolidation of the domestic steel industry and an increased demand from China has put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes one-third of the world output of rolled steel. Steel delivery times and pricing per ton have increased over the past 14 months. What was a standard delivery of 6-8 weeks for steel is now 8-12 weeks for heat treated as well as standard material. In addition the weak U.S. dollar together with growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel. These surcharges change every month and are typically passed on to the customer.

Safety and Quality Assurance

Management is concerned with the safety and health of the Company’s employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. The Company’s safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. The Company also employs five in-house medical personnel. The Company has a comprehensive drug program and conducts periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. The Company also rewards its employees with safety awards every four months. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

Customers and Contracting

The Company’s customers are primarily major and independent oil and gas exploration and production companies. The Company also may perform work as a sub-contractor for one or more of its competitors. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 81% of the Company’s revenue. The balance of its revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including offshore Canada, West Africa, Latin America and the Caribbean.

A large portion of the Company’s revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, the Company’s largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 45% of revenue (21% Kerr McGee Corporation, 12% BHP Billiton, LTD, and 12% J. Ray McDermott, S.A.) in 2004, 43% of revenue (22% J. Ray McDermott, S.A., 11% Kerr McGee Corporation, and 10% El Paso Corporation) in 2003, and 51% of revenue (20% Single Buoy Mooring, Inc., 19% Kerr-McGee Corporation, and 12% ExxonMobil Corporation) in 2002. In addition, at December 31, 2004, 90% of the Company’s backlog, which consist of work remaining at December 31, 2004 and commitments received since December 31, 2004, was attributable to 10 projects involving six customers. The level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and the Company’s ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

Seasonality

Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonality of the Company’s operations, the Company’s operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of the Company’s construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, the Company’s customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. In recent years, seasonality has had less of an impact on income, mainly due to the Company’s ongoing investment in machinery and equipment and covered fabrication areas.

The table below indicates for each quarter of the Company’s last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

	2004				2003				2002(1)
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	29%	24%	21%	26%	19%	22%	31%	28%	19%	23%	28%	30%
Gross profit	32%	29%	16%	23%	21%	16%	25%	38%	15%	18%	35%	32%
Net income	33%	29%	14%	24%	20%	15%	26%	39%	13%	17%	37%	33%
Direct labor hours (in 000’s)	549	512	504	510	515	592	637	593	369	497	519	471

(1)	Net income percentage for 2002 was computed based on net income before cumulative effect of change in accounting principle. (See Note 2 to the Notes to Consolidated Financial Statements related to the adoption of a new accounting standard).

Because of seasonality, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonality of the Company’s operations.

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

Backlog

As of December 31, 2004, the Company’s revenue backlog, which consists of work remaining at December 31, 2004 and commitments received through the fourth quarter earnings release, was $88.2 million ($84.3 million of which management expects to be performed during 2005) and its man-hour backlog was 1.1 million hours remaining to work. Of the $88.2 million revenue backlog at December 31, 2004, approximately 90% of the Company’s backlog was attributable to six customers.

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

The Company’s compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in approximately $300,000 to $500,000 of expenditures per year. The Company believes that compliance with these laws and regulations will not have a material adverse effect on the Company’s business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by the Company, which expenditures may be material.

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

Employees

The Company’s workforce varies based on the level of ongoing fabrication activity at any particular time. During 2004, the number of Company employees ranged from approximately 970 to 1,125. As of February 1, 2005, the Company had approximately 1,050 employees. Although the seasonality of the Company’s operations may cause a decline in Company output during the winter months, the Company generally does not lay off employees during those months but reduces the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of the Company’s employees are employed pursuant to a collective bargaining agreement, and the Company believes that its relationship with its employees is good.

The Company’s ability to remain productive and profitable depends substantially on its ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, the Company’s ability to expand its operations depends not only upon customer demand but also on the Company’s ability to increase its labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While the Company believes its relationship with its skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in the Company’s skilled labor force, increases in the wage rates paid by the Company, or both. If either of these occurred, in the near-term the profits expected by the Company from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to the Company’s customers, the production capacity of the Company could be diminished and the growth potential of the Company could be impaired.

As part of an effort to maintain its workforce, the Company has instituted and enhanced several incentive programs and expanded its training facility for its current employees. The Company has facilities to train its employees on productivity and safety matters.

In December 2004, the State of Louisiana through the Department of Labor Incumbent Worker Training Program (“IWTP”), awarded the Company a grant for approximately $1.4 million. The Company’s in-kind contribution is approximately $450,000 with the remainder provided by the state. The term of the grant is two years and reimburses the Company for training costs in the following areas: welding, scaffolding erection, blue print reading, water survival, safety, leadership and supervisory training and information technology. The Company’s employees will be taught by either in-house or third party qualified instructors. The IWTP is a continuation of the Company’s commitment to attract, hire, retain, and promote quality skilled craft, supervisory and management personnel.

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

In November 2004, Gulf Island, L.L.C., a wholly-owned subsidiary of Gulf Island Fabrication, Inc., filed a breach of contract suit against J. Ray McDermott for non-payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. The amount of the unpaid portion of the contract in Contracts receivable, net is approximately $5 million. J. Ray McDermott has deposited certified funds with the Terrebonne Parish Clerk of Court in the amount of 125% of the unpaid portion. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of the executive officers of the Company as of February 1, 2005. All officers of the Company serve at the pleasure of the Company’s Board of Directors.

Name	Age	Position
Kerry J. Chauvin	57	Chairman of the Board, President and Chief Executive Officer

Kirk J. Meche	42	Executive Vice President—Operations and President of Gulf Island, L.L.C. (fabrication subsidiary)

Murphy A. Bourke	60	Executive Vice President—Marketing

Joseph P. Gallagher, III	54	Vice President—Finance, Chief Financial Officer and Treasurer

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

Murphy A. Bourke has been Executive Vice President—Marketing since January 2000, and was Vice President—Marketing since the Company began operations in 1985 until December 1999.

Joseph P. “Duke” Gallagher, III was elected Vice President—Finance and Chief Financial Officer of the Company in January 1997. Mr. Gallagher served as the Company’s Controller from 1985 until 1997. He has been the Company’s Treasurer since 1986 and served as the Company’s Secretary from January 1993 until April 1999.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market under the symbol “GIFI.” At February 1, 2005, the Company had approximately 2,500 holders of record of its common stock.

The following table sets forth the high and low bid prices per share of the common stock, as reported by the Nasdaq National Market and the amount of cash dividends per share declared on the Company’s common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2004
First Quarter	$22.50	$16.16	$.05
Second Quarter	25.47	17.32	.05
Third Quarter	23.68	18.30	.05
Fourth Quarter	24.95	17.86	.05

Fiscal Year 2003
First Quarter	$18.79	$14.92	$.00
Second Quarter	18.09	15.35	.00
Third Quarter	17.91	13.85	.00
Fourth Quarter	18.84	14.37	.00

The Company did not pay dividends in 2003. In each quarter of 2004, the Company’s Board of Directors declared a dividend of $0.05 per share on shares of the Company’s common stock outstanding, totaling $2.4 million. On February 2, 2005, the Company’s Board of Directors declared a dividend of $0.075 per share on the shares of the Company’s common stock outstanding payable February 25, 2005 to shareholders of record on February 15, 2005. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on the Company’s retained earnings, working capital requirements and the future operation and growth of its business and other factors deemed relevant by the Board of Directors.

Information as to the securities authorized for issuance under the Company’s equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2004 are derived from the audited financial statements of the Company. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Income Statement Data:
Revenue	$173,878	$203,667	$142,919	$113,697	$112,090
Cost of revenue	151,205	174,765	123,643	98,330	101,648

Gross profit	22,673	28,902	19,276	15,367	10,442
General and administrative expenses	4,818	5,168	4,231	4,435	4,489

Operating income	17,855	23,734	15,045	10,932	5,953
Net interest income	478	174	572	1,067	1,298
Other, net income (expense)	(21)	19	52	(748)	(558)

Income before income taxes	18,312	23,927	15,669	11,251	6,693
Income taxes	6,270	8,135	5,332	3,990	2,507

Net income before cumulative effect of change in accounting principle	12,042	$15,792	$10,337	$7,261	$4,186
Cumulative effect of change in accounting principle (1)	—	—	(4,765)	—	—

Net income	12,042	$15,792	$5,572	$7,261	$4,186

Income Summary Data: (Pro Forma (Unaudited)):
Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.00	$1.34	$0.88	$0.62	$0.36
Cumulative effect of change in accounting principle	—	—	(0.41)	—	—

Basic earnings per share	$1.00	$1.34	$0.47	$0.62	$0.36

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$0.99	$1.33	$0.87	$0.62	$0.36
Cumulative effect of change in accounting principle	—	—	(0.40)	—	—

Diluted earnings per share	$0.99	$1.33	$0.47	$0.62	$0.36

Basic weighted-average common shares	12,054	11,779	11,731	11,704	11,666

Adjusted weighted-average common shares	12,188	11,895	11,817	11,789	11,756

Pro Forma Reconciliation (2)
Reported net income before cumulative effect of change in accounting principle	$12,042	$15,792	$10,337	$7,261	$4,186
Add back: Goodwill amortization	—	—	—	433	317

Adjusted net income before cumulative effect of change in accounting principle	$12,042	$15,792	$10,337	$7,694	$4,503

Basic earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$1.00	$1.34	$0.88	$0.62	$0.36
Add back: Goodwill amortization	—	—	—	0.04	0.03

Adjusted net income before cumulative effect of change in accounting principle	$1.00	$1.34	$0.88	$0.66	$0.39

Diluted earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$0.99	$1.33	$0.87	$0.62	$0.36
Add back: Goodwill amortization	—	—	—	0.04	0.03

Adjusted net income before cumulative effect of change in accounting principle	$0.99	$1.33	$0.87	$0.66	$0.39

Cash dividend declared per common share	$0.20	$—	$—	$—	$—

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Working capital	$75,214	$60,711	$52,327	$46,601	$37,175
Property, plant and equipment, net	60,346	58,259	47,471	41,666	42,662
Total assets	152,285	140,316	113,148	102,538	96,062
Debt	—	—	—	—	—

Operating Data:
Direct labor hours worked for the year ended December 31, (3)	2,075	2,337	1,856	1,659	1,652
Backlog as of December 31, (4)
Direct labor hours	1,075	1,310	1,253	838	437
Dollars	$88,203	$99,223	$92,509	$54,400	$26,600

(1)	In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles.” The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002 (see Note 2 in the Notes to Consolidated Financial Statements).
(2)	A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill. For some of the years presented, basic earnings per share and diluted earnings per share reflect the impact of rounding on the calculation.
(3)	Direct labor hours are hours worked by employees directly involved in the production of the Company’s products.
(4)	The Company’s backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction and Outlook

The Company’s results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) the Company’s ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) the Company’s ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies’ expectations of future oil and gas prices, and changes in technology that reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 6,000 feet) areas of the Gulf of Mexico. The distraction caused by continued consolidation activity by the oil and gas exploration and production companies and generally unfavorable trends in exploration and development activity, have caused corresponding low levels of oil and gas development activity.

Development in the Gulf of Mexico in water depths greater than 300 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and has remained low throughout 2004. The low activity levels had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, which caused reduced pricing levels for their services through the end of 2004.

The dollar value of projects available in the Gulf of Mexico market is significantly below those levels of five to six years ago. Competition for available projects remains intense and near term, future margins will likely remain uncertain. Recognizing the slowdown in the Gulf of Mexico activity levels, the Company stepped up its marketing efforts in the international arena. As a result of these efforts, 49% of the Company’s backlog at December 31, 2004 relates to contracts for an international destination. Cost reduction measures are also continuously reviewed to address these conditions. Demand for the Company’s services will continue to depend largely upon actual or anticipated prices for oil and gas, which are difficult to predict. At some point, however, it is expected that demand for the Company’s products and services should recover as oil and gas reserves are reduced and the Company’s customers are forced to replace them.

During 2004, the Company’s workforce decreased slightly to approximately 1,030 at December 31, 2004. Demand for the Company’s products and services dictates the Company’s workforce needs. Although the Company generally tries to minimize the use of contract labor, it will do so when required to meet customer demand.

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

Receivables

In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for probable doubtful accounts. During 2004, the Company recorded a net recovery of previously impaired accounts receivable of $223,000, decreasing the allowance for doubtful accounts to approximately $1,500.

In November 2004, Gulf Island, L.L.C., a wholly-owned subsidiary of Gulf Island Fabrication, Inc., filed a breach of contract suit against J. Ray McDermott for non payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. The amount of the unpaid portion of the contract in Contracts receivable, net is approximately $5 million. J. Ray McDermott has deposited certified funds with the Terrebonne Parish Clerk of Court in the amount of 125% of the unpaid portion. After consultation with legal counsel, the Company did not record an allowance for this contract receivable because the Company believes the entire amount will be collected.

Results of Operations

Comparison of the Years Ended December 31, 2004 and 2003

The Company’s revenue for the year ended December 31, 2004 was $173.9 million, a decrease of 14.6%, compared to $203.7 million in revenue for the year ended December 31, 2003. Revenue decreased as a result of low activity levels in the oil and gas industry during 2004 which created reduced demand and, thus, downward pressure on the pricing of the Company’s goods and services. These factors also generated a decrease in the volume of direct labor hours applied to contracts for the year ended December 31, 2004, compared to 2003 (2.1 million in 2004 versus 2.3 million in 2003). The combination of reduced volume and lower pricing caused a decrease in gross profit by 21.6% to $22.7 million (13.0% of revenue) for the year ended December 31, 2004, compared to the $28.9 million (14.2% of revenue) of gross profit for the year ended December 31, 2003.

Cost of revenue was $151.2 million in 2004 compared to $174.8 million in 2003. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours and raw materials) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) that are associated with production but are not directly related to a specific project. As a percentage of revenue, these costs increased to 87.0% in 2004 compared to 85.8% in 2003.

The Company’s general and administrative expenses were $4.8 million for the year ended December 31, 2004, compared to $5.2 million for the year ended December 31, 2003. Although the absolute dollar cost of the Company’s general and administrative expenses decreased by $350,000 for 2004, these expenses as a percentage of revenue, increased to 2.8% in 2004 from 2.5% in 2003. The savings of $350,000 of general and administrative expenses for the year was produced by (i) the net recovery of previously impaired accounts receivable, (ii) reduced costs associated with decreased production levels, and (iii) substantial reduction in incentive pay.

The Company’s net interest income increased to $478,000 for 2004 compared to $174,000 for 2003. Due to a significant increase in net cash provided by operating activities ($24.6 million for 2004 compared to $13.0 million for 2003) and reduced capital expenditures ($8.1 million for 2004 compared to $16.1 million for 2003) the Company was able to increase its short term investments by approximately $15.0 million during 2004. Due to a steady increase in interest rates for fixed income investments, the yield on the investments was also greater for 2004 than what was realized in 2003.

Other net was an expense of $21,000 in 2004 and an income of $19,000 in 2003. The expense is primarily comprised of the Company’s portion of the net loss of MinDOC, LLC as it continues to design and market the MinDOC floating platform concept for deepwater drilling and production, and the income is primarily the sale of miscellaneous equipment.

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

Liquidity and Capital Resources

Historically the Company has funded its business activities through funds generated from operations. The Company also maintains a revolving line of credit (“the Revolver”) with a commercial bank, but has not drawn on it since December 1998. At December 31, 2004, the Company’s cash and cash equivalents plus short-term investments totaled $40.4 million. Net cash provided by operating activities was $23.5 million for the year ended December 31, 2004. Working capital was $75.2 million (an increase of 23.9%) at December 31, 2004. The ratio of current assets to current liabilities increased to 5.7 to 1 at December 31, 2004, from 3.9 to 1 at December 31, 2003. The Company’s primary source of cash is its cash receipts related to contract receivables. In the early phases of a new project, the Company utilizes its cash to purchase material and outside services and increase labor activities, which results in a reduction of cash and an increase in contract receivables. The $3.0 million of net cash provided by financing activities for the period ended December 31, 2004 was made up of $4.4 million of proceeds from the exercise of stock options and $1.1 million tax benefit from the exercise of stock options less $2.4 million in payments of dividends on common stock. Net cash used in investing activities for the year ended December 31, 2004 was $22.9 million, which included $14.8 million for the purchase of short-term investments, and $8.1 million of capital expenditures. The Company’s capital expenditures during 2004 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. Included in capital expenditures for 2004 were the purchase of a Manitowoc model M2250 crane ($3.1 million) and two KAMAG Type 2406 transporters (for a total of $1.0 million).

The Company’s Revolver provides for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company’s option, the prime lending rate established by J.P. Morgan Chase Bank, N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 2006, and is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2004, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling approximately $2.2 million which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2004, the Company was in compliance with these covenants.

The Company’s Board of Directors approved a capital budget of approximately $4.8 million for 2005, which includes the purchase of equipment and additional yard and facility expansion or improvements.

Contractual Obligations and Commitments

The following table listing contractual obligations indicates the $582,000 in commitments the Company had at December 31, 2004 (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$30	$30	$—	$—
Purchase commitment - equipment (2)	502	502	—	—
Purchase commitment - raw material (3)	50	50	—	—

	$582	$582	$—	$—

(1)	Operating leases are commitments for office space and office equipment.
(2)	Purchase commitment - equipment is a commitment related to a purchase order agreement.
(3)	Purchase commitment - raw materials is a commitment related to receiving, on consignment from a steel supplier, steel plate used in jacket fabrication.

On February 2, 2005, the Company’s Board of Directors declared a dividend of $0.075 per share of the Company’s common stock outstanding, payable February 25, 2005, to shareholders of record on February 15, 2005. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on retained earnings, working capital requirements, the future operation and growth of its business and other factors deemed relevant by the Board of Directors. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Off-Balance Sheet Arrangements

The Company is not a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on its financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

In this report the consolidated financial statements of the Company and the accompanying notes to consolidated financial statements appear on pages F-1 through F-15 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 23.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief

Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the SEC under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Gulf Island Fabrication, Inc. and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 23, 2005

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officers and Senior Financial Officers. The Company has made these codes publicly available by posting the codes on its website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within five days of such event on the Company’s website.

Item 11. Executive Compensation

Information called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	675,000	$15.27	274,000	(1)
Equity compensation plans not approved by security holders	0	0	0

Total	675,000		274,000	(1)

(1)	Of the shares remaining available for issuance, no more than 50,000 shares may be issued as restricted stock or “other stock-based award” (which awards are valued in whole or in part on the value of the shares of Common Stock) under the Company’s 2002 Long-Term Incentive Plan, and no more than 1,000 may be issued as stock appreciation rights, restricted stock, performance shares or stock awards under the Company’s Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

Information called for by this item, if any, may be found in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the Company’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

G-1

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

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 23, 2005

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,696	$8,012
Short-term investments	28,701	14,038
Contracts receivable, net	37,077	42,443
Contract retainage	2,434	7,062
Costs and estimated earnings in excess of billings on uncompleted contracts	6,152	5,806
Prepaid expenses	1,284	1,349
Inventory	3,560	2,697
Recoverable income taxes	386	—

Total current assets	91,290	81,407
Property, plant and equipment, net	60,346	58,259
Other assets	649	650

Total assets	$152,285	$140,316

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,788	$8,937
Billings in excess of costs and estimated earnings on uncompleted contracts	6,865	6,003
Accrued employee costs	2,619	3,906
Accrued expenses	804	957
Income taxes payable	—	893

Total current liabilities	16,076	20,696
Deferred income taxes	9,625	8,029

Total liabilities	25,701	28,725

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,151,041 and 11,801,618 shares issued and outstanding at December 31, 2004 and December 31, 2003.	4,780	4,340
Additional paid-in capital	42,326	37,310
Retained earnings	79,571	69,941
Accumulated other comprehensive income (loss)	(93)	—

Total shareholders’ equity	126,584	111,591

Total liabilities and shareholders’ equity	$152,285	$140,316

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue	$173,878	$203,667	$142,919
Cost of revenue	151,205	174,765	123,643

Gross profit	22,673	28,902	19,276
General and administrative expenses	4,818	5,168	4,231

Operating income	17,855	23,734	15,045
Other income (expense):
Interest expense	(147)	(40)	(39)
Interest income	625	214	611
Other - net	(21)	19	52

	457	193	624

Income before income taxes	18,312	23,927	15,669
Income taxes	6,270	8,135	5,332

Net income before cumulative effect of change in accounting principle	$12,042	$15,792	$10,337
Cumulative effect of change in accounting principle	—	—	(4,765)

Net income	$12,042	$15,792	$5,572

Earnings per share data:
Basic income per share:
Net income before cumulative effect of change in accounting principle	$1.00	$1.34	$0.88
Cumulative effect of change in accounting principle	—	—	(0.41)

Basic income per share	$1.00	$1.34	$0.47

Diluted income per share:
Net income before cumulative effect of change in accounting principle	$0.99	$1.33	$0.87
Cumulative effect of change in accounting principle	—	—	(0.40)

Diluted earnings per share	$0.99	$1.33	$0.47

Cash dividend declared per common share	$0.20	$—	$—

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2002	11,706,864	$4,227	$36,101	$48,577	$—	$88,905
Exercise of stock options	38,550	39	357	—	—	396
Income tax benefit from exercise of stock options	—	—	103	—	—	103
Net income	—	—	—	5,572	—	5,572

Balance at December 31, 2002	11,745,414	4,266	36,561	54,149	—	94,976
Exercise of stock options	56,204	74	663	—	—	737
Income tax benefit from exercise of stock options	—	—	86	—	—	86
Net income	—	—	—	15,792	—	15,792

Balance at December 31, 2003	11,801,618	4,340	37,310	69,941	—	111,591
Exercise of stock options	349,423	440	3,950	—	—	4,390
Income tax benefit from exercise of stock options	—	—	1,066	—	—	1,066
Net income	—	—	—	12,042	—	12,042
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	(93)	(93)

Comprehensive income						11,949
Dividends on common stock	—	—	—	(2,412)	—	(2,412)

Balance at December 31, 2004	12,151,041	$4,780	$42,326	$79,571	$(93)	$126,584

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$12,042	$15,792	$5,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,041	5,324	4,565
Cumulative effect of change in accounting principle	—	—	4,765
Deferred income taxes	1,595	2,562	694
Changes in operating assets and liabilities:
Contracts receivable, net	5,366	(10,312)	(17,900)
Contract retainage	4,628	(5,220)	(106)
Costs and estimated earnings in excess of billings
on uncompleted contracts	(346)	(1,745)	(2,100)
Prepaid expenses, inventory and other assets	(798)	(1,503)	(47)
Accounts payable	(3,149)	4,890	2,387
Billings in excess of costs and estimated earnings on uncompleted contracts	862	1,686	1,426
Accrued employee costs	(1,287)	1,137	757
Accrued expenses	(153)	(102)	(870)
Income taxes payable/recoverable	(1,278)	380	145

Net cash provided by (used in) operating activities	23,523	12,889	(712)

Cash flows from investing activities:
Capital expenditures, net	(8,145)	(16,130)	(10,470)
Proceeds from the sale of equipment	18	18	101
Proceeds from the sale of short-term investments	—	10,000	5,500
Purchase of short-term investments	(14,756)	(5,255)	(525)

Net cash used in investing activities	(22,883)	(11,367)	(5,394)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,390	737	396
Tax benefit from exercise of stock options	1,066	86	103
Payments of dividends on common stock	(2,412)	—	—

Net cash provided by financing activities	3,044	823	499

Net increase (decrease) in cash	3,684	2,345	(5,607)
Cash and cash equivalents at beginning of period	8,012	5,667	11,274

Cash and cash equivalents at end of period	$11,696	$8,012	$5,667

Supplemental cash flow information:
Interest paid	$53	$32	$48

Income taxes paid, net of refunds	$4,812	$5,109	$4,453

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc. (“the Company”), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company’s principal markets are concentrated in the offshore regions of the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Short-Term Investments

Short-term investments consist of a highly liquid short term bond fund. This investment is classified as available-for-sale and is recorded at fair value as determined by the most recently traded price of the securities at the balance sheet date.

Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the Company, accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale securities.

Concentration of Credit Risk

The principal customers of the Company are the major and large independent oil and gas companies. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. However, the Company’s management believes that the portfolio of receivables is diversified and that such diversification minimizes any potential credit risk. Receivables are generally not collateralized. In the normal course of business, the Company extends credit to its customers on a short-term basis. Because the Company’s principal customers are major oil and natural gas exploration, development and production companies, credit risks associated with our customers are considered minimal. However, the Company routinely reviews its accounts receivable balances and makes adequate provisions for probable doubtful accounts.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock options, as described in Note 14 of the Notes to Consolidated Financial Statements. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For purpose of pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options’ vesting period. Since the Company’s options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share data):

	2004	2003	2002
Net income as reported	$12,042	$15,792	$5,572
Add stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	—
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(719)	(704)	(827)

Pro forma net income including the effect of options	$11,323	$15,088	$4,745

Basic earnings per share:
As reported	$1.00	$1.34	$0.47
Pro forma including the effect of options	$0.94	$1.28	$0.40
Diluted earnings per share:
As reported	$0.99	$1.33	$0.47
Pro forma including the effect of options	$0.93	$1.27	$0.40

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassifications

Certain items included in the consolidated financial statements for the year ended December 31, 2002 and 2003 have been reclassified to conform to the December 31, 2004 consolidated financial statement presentation.

2. NEW ACCOUNTING STANDARDS

In June 2001, FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. At December 31, 2001, the Company had goodwill of $4.8 million (net of accumulated amortization of $1.3 million) related to the acquisition of Southport, L.L.C. The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of approximately $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The Company considered in its expected cash flow projections the continued decline in the demand for, the highly competitive nature of, and the recent bid activity related to the fabrication of living quarters. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002, in the accompanying financial statements.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements of Gulf Island Fabrication, Inc. Effective January 1, 2004, management adopted FIN 46 and has concluded that the adoption did not have any impact on the Company’s results of operations, financial position or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), (“Statement 123 R”) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123(R) for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt Statement 123(R) using the modified retrospective method, restating only the prior interim periods of 2005.

As permitted by Statement 123(R), the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2004	2003
Completed contracts	$8,820	$5,255
Contracts in progress:
Current	28,258	37,414
Retainage due within one year	2,433	7,062

	39,511	49,731
Less allowance for doubtful accounts	—	226

	$39,511	$49,505

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2004	2003
Costs incurred on uncompleted contracts	$121,933	$208,205
Estimated profit earned to date	14,417	28,932

	136,350	237,137
Less billings to date	137,063	237,334

	$(713)	$(197)

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2004	2003
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,152	$5,806
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,865)	(6,003)

	$(713)	$(197)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2004	2003
Land	$3,736	$3,736
Buildings	19,157	18,441
Machinery and equipment	60,107	56,143
Furniture and fixtures	2,105	1,911
Transportation equipment	1,784	1,802
Improvements	20,509	19,250
Construction in progress	1,002	647

	108,400	101,930
Less accumulated depreciation	48,054	43,671

	$60,346	$58,259

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2004, 2003, and 2002, the Company expensed $1.8 million, $2.6 million, and $1.5 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2004	2003
Deferred tax liabilities:
Depreciation	$10,106	$8,820

Total deferred tax liabilities:	10,106	8,820
Deferred tax assets:
Employee benefits	406	338
Uncompleted contracts	66	152
Other benefits	9	301

Total deferred tax assets:	481	791

Net deferred tax liabilities:	$9,625	$8,029

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2004	2003	2002
Current:
Federal	$4,367	$5,311	$4,511
State	308	262	127

Total current	4,675	5,573	4,638

Deferred:
Federal	1,490	2,442	675
State	105	120	19

Total deferred	1,595	2,562	694

Income taxes	$6,270	$8,135	$5,332

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2004	%	2003	%	2002	%
U.S. statutory rate	$6,409	35.0%	$8,375	35.0%	$5,327	34.0%
Increase (decrease) resulting from:
State income taxes	413	2.3	382	1.6	146	0.9
Foreign sales	(356)	(1.9)	(252)	(1.1)	(328)	(2.1)
Other	(196)	(1.2)	(370)	(1.6)	187	1.2

Income tax expense	$6,270	34.2%	$8,135	34.0%	$5,332	34.0%

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LINE OF CREDIT AND NOTES PAYABLE

The Company’s bank credit facility provides for a revolving line of credit (the “Revolver”) of up to $20.0 million that bears interest equal to, at the Company’s option, the prime lending rate established by J. P. Morgan Chase Bank, N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 2006, and is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2004, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $2.2 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2004, the Company was in compliance with these covenants.

8. CONTINGENT LIABILITIES

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

In November 2004, Gulf Island, L.L.C., a wholly-owned subsidiary of Gulf Island Fabrication, Inc., filed a breach of contract suit against J. Ray McDermott for non-payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. The amount of the unpaid portion of the contract in Contracts receivable, net is approximately $5 million. J. Ray McDermott has deposited certified funds with the Terrebonne Parish Clerk of Court in the amount of 125% of the unpaid portion. After consultation with legal counsel, the Company does not expect that the ultimate resolution of this matter will have a material adverse effect on the financial position or results of operations of the Company.

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $230,000.

9. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2004	2003	2002
Kerr-McGee Corporation	$35,850	$22,538	$26,939
BHP Billiton	21,261	19,485	—
J. Ray McDermott	20,611	45,214	—
Exxon Mobil Corporation	10,621	18,693	17,189
El Paso Corporation	—	21,019	7,459
Single Buoy Moorings, Inc.	—	—	28,129

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 16%, 24%, and 31%, of the Company’s revenues for the years ending December 31, 2004, 2003, and 2002, respectively.

	December 31,
	2004	2003	2002
	(In millions)
Location:
United States	$145.5	$155.0	$98.1
International	28.4	48.7	44.8

Total	$173.9	$203.7	$142.9

11. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2004, 2003, and 2002, the Company contributed a total of $1.1 million, $1.2 million, and $1.0 million, respectively.

12. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2004 and 2003 were as follows (in thousands, except per share data):

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$50,794	$41,443	$35,753	$45,888
Gross Profit	7,330	6,502	3,693	5,148
Net income	3,952	3,506	1,728	2,856
Basic earnings per share	0.33	0.29	0.14	0.24
Diluted earnings per share	0.33	0.29	0.14	0.23

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Revenue	$39,573	$44,603	$63,329	$56,162
Gross Profit	5,974	4,644	7,257	11,027
Net income	3,220	2,321	4,033	6,218
Basic earnings per share	0.27	0.20	0.34	0.53
Diluted earnings per share	0.27	0.20	0.34	0.52

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings per share before cumulative effect of change in accounting principle	$12,042	$15,792	$10,337
Numerator for cumulative effect of change in accounting principle	—	—	(4,765)

Numerator for basic and diluted earnings per share	12,042	$15,792	$5,572

Denominator:
Denominator for basic earnings per share-weighted-average shares	12,054	11,779	11,731
Effect of dilutive securities:
Employee stock options	134	116	86

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	12,188	11,895	11,817

Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.00	$1.34	$0.88
Cumulative effect of change in accounting principle	—	—	(0.41)

Basic earnings per share	$1.00	$1.34	$0.47

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$0.99	$1.33	$0.87
Cumulative effect of change in accounting principle	—	—	(0.40)

Diluted earnings per share	$0.99	$1.33	$0.47

14. LONG-TERM INCENTIVE PLANS

On February 13, 1997, the shareholders approved a proposal to adopt the Long-Term Incentive Plan (the “Plan”). The Plan authorized the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company’s common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the “Compensation Committee”) to administer such Plan. Under the Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

On April 24, 2002, the shareholders approved a proposal to adopt the 2002 Long-Term Incentive Plan (the “2002 Plan”). The 2002 Plan authorized the grant of options to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the Compensation Committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2004, a risk-free interest rate of 4.25%; dividend yield of .92%; volatility factor of the expected market price of the Company’s common stock of .299; and a weighted-average expected life of the options of eight years. For 2003, a risk-free interest rate of 4.25%; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .347; and a weighted-average expected life of the options of eight years. For 2002, a risk-free interest rate of 4.00% ; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .458; and a weighted-average expected life of the options of eight years. The options vest over a five-year period.

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

A summary of the Company’s stock options activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands, except per share data):

Outstanding - beginning of year	947	$13.57	923	$13.24	889	$12.85
Granted	98	21.85	101	16.69	103	15.63
Exercised	(349)	12.58	(56)	13.09	(39)	10.28
Expired	—	—	—	—	—	—
Forfeited	(21)	14.13	(21)	15.22	(30)	13.88

Outstanding - end of year	675	$15.27	947	$13.57	923	$13.24

Exercisable at end of year	332	$13.54	529	$13.05	445	$13.01

Weighted-average fair value of options granted during the year	$8.46		$8.04		$8.80

The 675,000 options outstanding fall into two general exercise-price ranges as follows:

	Exercise Price Range
	$7.13 to $11.68	$15.00 to $21.85
Options outstanding	177,000	498,000
Weighted-average exercise price	$10.17	$17.08
Weighted-average remaining contractual life	5.7	7.4
Options exercisable	124,000	208,000
Weighted-average exercise price of options exercisable	$9.53	$15.93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2005.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH P. GALLAGHER, III Joseph P. Gallagher, III	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Controller, Chief Accounting Officer and Secretary (Principal Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ THOMAS E. FAIRLEY Thomas E. Fairley	Director

/S/ HUGH J. KELLY Hugh J. Kelly	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ HUEY J. WILSON Huey J. Wilson	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES
2.1	Stock Purchase Agreement with respect to Dolphin Services, Inc. dated November 27, 1996. *

2.2	Stock Purchase Agreement with respect to Dolphin Steel Sales, Inc. dated as of November 27, 1996. *

2.3	Stock Purchase Agreement with respect to Dolphin Sales & Rentals, Inc. dated as of November 27, 1996. *

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through July 23, 2003, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	Registration Rights Agreement between the Company and Huey J. Wilson. *

10.4	The Company’s Long-Term Incentive Plan. * †

10.5	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. †

10.6	The Company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.7	Form of Stock Option Agreement under the company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.11	Named Executive Officer and Director Compensation, incorporated by reference to the Company’s Form 8-K filed February 4, 2005. †

E-1

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES

10.12	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and J.P. Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004.

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, Inc., and Southport, L.L.C., are organized under Louisiana law, are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

99.1	Press release issued by the Company on January 17, 2005 announcing date of earnings release and quarterly conference call.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

E-2