Form 10-Q
period 2005-03-31
GULF ISLAND FABRICATION INC
filed 2005-04-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at April 26, 2005 was 12,240,741.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2005	(Note 1) December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,054	$11,696
Short-term investments	29,432	28,701
Contracts receivable, net	32,073	37,077
Contract retainage	2,148	2,434
Costs and estimated earnings in excess of billings on uncompleted contracts	9,197	6,152
Prepaid expenses	1,159	1,284
Inventory	5,200	3,560
Recoverable income taxes	—	386

Total current assets	98,263	91,290
Property, plant and equipment, net	60,607	60,346
Other assets	649	649

Total assets	$159,519	$152,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,483	$5,788
Billings in excess of costs and estimated earnings on uncompleted contracts	3,003	6,865
Accrued employee costs	2,688	2,619
Accrued expenses	922	804
Income taxes payable	892	—

Total current liabilities	18,988	16,076
Deferred income taxes	9,893	9,625

Total liabilities	28,881	25,701

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,239,941 and 12,151,041 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	4,907	4,780
Additional paid-in capital	43,758	42,326
Retained earnings	82,160	79,571
Accumulated other comprehensive loss	(187)	(93)

Total shareholders’ equity	130,638	126,584

Total liabilities and shareholders’ equity	$159,519	$152,285

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$54,232	$50,794
Cost of revenue	47,725	43,464

Gross profit	6,507	7,330
General and administrative expenses	1,372	1,310

Operating income	5,135	6,020

Other income (expense):
Interest expense	(27)	(7)
Interest income	287	49
Other	(3)	18

	257	60

Income before income taxes	5,392	6,080

Income taxes	1,889	2,128

Net income	$3,503	$3,952

Per share data:

Basic earnings per share	$0.29	$0.33

Diluted earnings per share	$0.28	$0.33

Weighted-average shares	12,197	11,867
Effect of dilutive securities: employee stock options	134	158

Adjusted weighted-average shares	12,331	12,025

Cash dividend declared per common share	$0.075	$0.050

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
			Additional Paid-In Capital	Retained Earnings
	Common Stock
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2005	12,151,041	$4,780	$42,326	$79,571	$(93)	$126,584
Exercise of stock options	88,900	127	1,151	—	—	1,278
Income tax benefit from exercise of stock options	—	—	281	—	—	281
Net income	—	—	—	3,503	—	3,503
Unrealized (loss) on available-for-sale securities, (net of tax)	—	—	—	—	(94)	(94)

Comprehensive income						3,409

Dividends on common stock	—	—	—	(914)	—	(914)

Balance at March 31, 2005	12,239,941	$4,907	$43,758	$82,160	$(187)	$130,638

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$3,503	$3,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,553	1,470
Deferred income taxes	268	310
Changes in operating assets and liabilities:
Contracts receivable	5,007	5,107
Contract retainage	286	(1,891)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,045)	(2,006)
Prepaid expenses, inventory and other assets	(1,515)	(301)
Accounts payable	5,695	(784)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,862)	(2,403)
Accrued employee costs	69	(1,081)
Accrued expenses	118	18
Income taxes payable/recoverable	1,275	1,158

Net cash provided by operating activities	9,352	3,549

Cash flows from investing activities:
Capital expenditures, net	(1,814)	(1,655)
Purchase of short-term investments	(825)	(2)

Net cash used in investing activities	(2,639)	(1,657)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,278	2,207
Tax benefit from exercise of stock options	281	296
Payments of dividends on common stock	(914)	(593)

Net cash provided by financing activities	645	1,910

Net change in cash and cash equivalents	7,358	3,802
Cash and cash equivalents at beginning of period	11,696	8,012

Cash and cash equivalents at end of period	$19,054	$11,814

Supplemental cash flow information:
Interest paid	$129	$16

Income taxes paid	$—	$362

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2005 AND 2004

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters. The Company, located in Houma, Louisiana, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2004 have been reclassified to conform to the 2005 financial statement presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

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

On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of Statement 123(R) for calendar year companies until the beginning of 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

The company plans to adopt Statement 123(R) using the modified prospective method.

The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans until the adoption of Statement 123(R) on January 1, 2006 as previously mentioned. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted thereunder is equal to the fair value at the date of grant.

The future impact of the adoption of Statement 123(R) will depend on levels of share based payments granted in the future.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the three-month periods ended March 31, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Reported net income	$3,503	$3,952

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	181	180

Pro forma net income	$3,322	$3,772

Weighted-average shares (basic) as reported	12,197	11,867
Adjusted weighted-average shares (diluted) as reported	12,331	12,025

Basic earnings-per-share
Reported net income	$0.29	$0.33
Pro forma net income	$0.27	$0.32

Diluted earnings-per-share
Reported net income	$0.28	$0.33
Pro forma net income	$0.27	$0.31

NOTE 3 – CONTINGENCIES

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

In December 2004, the Company received notice from the Louisiana Department of Environmental Quality (“LDEQ”) that its Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. Cost of remediation based on revising the Corrective Action Plan according to the LDEQ’s recommendations in not expected to exceed $230,000.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 26, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2004). The Company believes that of its significant accounting policies, the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the Company’s evaluation of its critical accounting policies since that date.

Results of Operations

The Company’s revenue for the three-month period ended March 31, 2005 was $54.2 million, an increase of 6.7% compared to $50.8 million in revenue for the three-month period ended March 31, 2004. The increase in revenue for the three-month period ended March 31, 2005 was directly associated with an increase in direct material pass-through sales and an increase in direct labor hours (3.2%) applied to contracts in progress during the three-month period ended March 31, 2005, compared to the three-month period ended March 31, 2004.

For the three-month period ended March 31, 2005, gross profit was $6.5 million (12.0% of revenue) compared to gross profit of $7.3 million (14.4% of revenue) for the three-month period ended March 31, 2004. The decrease in gross profit primarily related to higher amounts of pass-through material cost, which generate little or no margin, during the period ended March 31, 2005 as compared to the same period in 2004.

The Company’s general and administrative expenses were $1.4 million for the three-month period ended March 31, 2005. This compares to $1.3 million for the three-month period ended March 31, 2004. As a percentage of revenue, general and administrative expenses were flat at 2.6% of revenue for both three-month periods ended March 31, 2005 and 2004. The increase in absolute dollar costs for general and administrative expenses primarily resulted from increased costs related to legal proceedings in progress. For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company had net interest income of $260,000 for the three-month period ended March 31, 2005 compared to $42,000 for the three-month period ended March 31, 2004. The increase in interest income resulted from the Company’s increased levels of cash and cash equivalents, which was made available due to the increase in cash provided by operating activities, and an increase in investment yield for the three-month period ended March 31, 2005, compared to the three-month period ended March 31, 2004.

The Company’s effective income tax rate was 35% for the three-month periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At March 31, 2005, the Company’s cash and cash equivalents plus short-term investments totaled $48.5 million and working capital was $79.3 million, resulting in a current ratio of 5.2 to 1. Net cash provided by operating activities was $9.4 million for the three-months ended March 31, 2005. Net cash used in investing activities for the three-months ended March 31, 2005, was $2.6 million, of which $1.8 related to capital expenditures for equipment and improvements to its production facilities and $825,000 related to the purchase of short-term investments. Net cash provided by financing activities for the three-month period ended March 31, 2005 was $645,000, which consisted of proceeds in the amount of $1.3 million from the exercise of stock options, $281,000 related to the tax benefit of stock options exercised and $914,000 used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest equal to, at the Company’s option, the prime lending rate established by J. P. Morgan Chase or LIBOR plus 1.5%. The Revolver matures December 31, 2006, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2005, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $1.9 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2005 the Company was in compliance with these covenants.

Capital expenditures for the remaining nine months of 2005 are estimated to be approximately $3.6 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

Contractual Obligations

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended March 31, 2005, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6. Exhibits

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 19, 2005, announcing the scheduled time for the release of its 2005 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Joseph P. Gallagher, III
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: April 26, 2005

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 19, 2005, announcing the scheduled time for the release of its 2005 first quarter earnings and its quarterly conference call.

E-1