Form 10-Q
period 2005-06-30
GULF ISLAND FABRICATION INC
filed 2005-07-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at July 26, 2005 was 12,246,841.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2005	(Note 1) December 31, 2004

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,781	$11,696
Short-term investments	29,771	28,701
Contracts receivable, net	36,040	37,077
Contract retainage	1,678	2,434
Costs and estimated earnings in excess of billings on uncompleted contracts	15,286	6,152
Prepaid expenses	735	1,284
Inventory	4,509	3,560
Recoverable income taxes	—	386

Total current assets	103,800	91,290
Property, plant and equipment, net	59,856	60,346
Other assets	649	649

Total assets	$164,305	$152,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,573	$5,788
Billings in excess of costs and estimated earnings on uncompleted contracts	3,820	6,865
Accrued employee costs	3,789	2,619
Accrued expenses	885	804
Income taxes payable	513	—

Total current liabilities	20,580	16,076
Deferred income taxes	9,373	9,625

Total liabilities	29,953	25,701

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,241,341 and 12,151,041 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	4,909	4,780
Additional paid-in capital	43,781	42,326
Retained earnings	85,812	79,571
Accumulated other comprehensive loss	(150)	(93)

Total shareholders’ equity	134,352	126,584

Total liabilities and shareholders’ equity	$164,305	$152,285

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$55,412	$41,443	$109,644	$92,237
Cost of revenue	46,978	34,941	94,703	78,405

Gross profit	8,434	6,502	14,941	13,832
General and administrative expenses	1,514	1,256	2,886	2,566

Operating income	6,920	5,246	12,055	11,266

Other income (expense):
Interest expense	(9)	(20)	(36)	(27)
Interest income	310	138	597	187
Other	1	29	(2)	47

	302	147	559	207

Income before income taxes	7,222	5,393	12,614	11,473

Income taxes	2,652	1,887	4,541	4,015

Net income	$4,570	$3,506	$8,073	$7,458

Per share data:

Basic earnings per share	$0.37	$0.29	$0.66	$0.62

Diluted earnings per share	$0.37	$0.29	$0.65	$0.62

Weighted-average shares	12,241	12,064	12,219	11,966
Effect of dilutive securities: employee stock options	103	131	118	144

Adjusted weighted-average shares	12,344	12,195	12,337	12,110

Cash dividend declared per common share	$0.075	$0.05	$0.15	$0.10

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2005	12,151,041	$4,780	$42,326	$79,571	$(93)	$126,584
Exercise of stock options	90,300	129	1,166	—	—	1,295
Income tax benefit from exercise of stock options	—	—	289	—	—	289
Net income	—	—	—	8,073	—	8,073
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	(57)	(57)

Comprehensive income						8,016

Dividends on common stock	—	—	—	(1,832)	—	(1,832)

Balance at June 30, 2005	12,241,341	$4,909	$43,781	$85,812	$(150)	$134,352

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$8,073	$7,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,118	2,971
Deferred income taxes	(252)	602
Changes in operating assets and liabilities:
Contracts receivable	1,037	(5)
Contract retainage	756	4,864
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,134)	1,868
Prepaid expenses, inventory and other assets	(400)	(28)
Accounts payable	5,785	(2,354)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,045)	(1,525)
Accrued employee costs	1,170	(93)
Accrued expenses	81	(32)
Income taxes payable/recoverable	899	(1,239)

Net cash provided by operating activities	8,088	12,487

Cash flows from investing activities:
Capital expenditures, net	(2,628)	(6,934)
Purchase of short-term investments, net	(1,127)	(5,110)

Net cash used in investing activities	(3,755)	(12,044)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,295	4,045
Tax benefit from exercise of stock options	289	927
Payments of dividends on common stock	(1,832)	(1,198)

Net cash (used in) provided by financing activities	(248)	3,774

Net change in cash and cash equivalents	4,085	4,217
Cash and cash equivalents at beginning of period	11,696	8,012

Cash and cash equivalents at end of period	$15,781	$12,229

Supplemental cash flow information:

Interest paid	$138	$36

Income taxes paid	$3,930	$3,690

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2005 AND 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The future impact of the adoption of Statement 123(R) will depend on levels of share-based payments granted in the future.

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the three-month and six-month periods ended June 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$4,570	$3,506	$8,073	$7,458

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—	—	—

Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	181	177	362	357

Pro forma net income	$4,389	$3,329	$7,711	$7,101

Weighted-average shares (basic) as reported	12,241	12,064	12,219	11,966
Adjusted weighted-average shares (diluted) as reported	12,344	12,195	12,337	12,110

Basic earnings-per-share
Reported net income	$0.37	$0.29	$0.66	$0.62
Pro forma net income	$0.36	$0.28	$0.63	$0.59

Diluted earnings-per-share
Reported net income	$0.37	$0.29	$0.65	$0.62
Pro forma net income	$0.36	$0.27	$0.63	$0.59

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

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

July 26, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004). The Company believes that of its significant accounting policies, the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in the Company’s evaluation of its critical accounting policies since that date.

The Company will be required to adopt Statement 123 (R) for stock-based compensation effective January 1, 2006. See Note 2 to the unaudited condensed consolidated financial statements in this Form 10-Q.

Results of Operations

The Company’s revenue for the three-month and six-month periods ended June 30, 2005 was $55.4 million and $109.6 million, an increase of 33.8% and 18.9% respectively, compared to $41.4 million and $92.2 million in revenue for the three-month and six-month periods ended June 30, 2004. The increase in revenue for the three-month and six-month periods ended June 30, 2005 was directly associated with an increase in direct material pass-through sales and an increase in direct labor hours, 25.1% and 13.8%, respectively, applied to contracts in progress during the three-month and six-month periods ended June 30, 2005, compared to the three-month and six-month periods ended June 30, 2004.

For the three-month and six-month periods ended June 30, 2005, gross profit was $8.4 million (15.2% of revenue) and $14.9 million (13.6% of revenue), compared to gross profit of $6.5 million (15.7% of revenue) and $13.8 million (15.0% of revenue) for the three-month and six-month periods ended June 30, 2004. The decrease in gross profit margin primarily related to higher amounts of pass-through material costs, which generate little or no margin, during the periods ended June 30, 2005 as compared to the same periods in 2004.

The Company’s general and administrative expenses were $1.5 million for the three-month period ended June 30, 2005 and $2.9 million for the six-month period ended June 30, 2005. This compares to $1.3 million for the three-month period ended June 30, 2004 and $2.6 million for the six-month period ended June 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 2.7% from 3.1% and 2.6% from 2.8% of revenue for the three-month and six-month periods ended June 30, 2005 and 2004, respectively. The increase in absolute dollar costs for general and administrative expenses, for the three-month and six month periods ended June 20, 2005, primarily resulted from increased costs related to legal proceedings in progress. For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company had net interest income of $301,000 and $561,000 for the three-month and six-month periods ended June 30, 2005, respectively, compared to $118,000 and $160,000 for the three-month and six-month periods ended June 30, 2004. The increase in interest income resulted from the Company’s increase in cash and cash equivalents, which was made available due to the increase in cash provided by operating activities, and an increase in investment yield for the three-month and six-month periods ended June 30, 2005, compared to the three-month and six-month periods ended June 30, 2004.

The Company’s effective income tax rate increased to 36.7% and 36.0% for the three-month and six-month periods ended June 30, 2005, respectively, from 35% of income before income taxes for the comparative periods of 2004.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At June 30, 2005, the Company’s cash and cash equivalents plus short-term investments totaled $45.6 million and working capital was $83.2 million, resulting in a current ratio of 5.0 to 1. Net cash provided by operating activities was $8.1 million for the six-months ended June 30, 2005. Net cash used in investing activities for the six-months ended June 30, 2005, was $3.8 million, of which $2.6 related to capital expenditures for equipment and improvements to its production facilities and $1.2 related to the purchase of short-term investments. Net cash used in financing activities for the six-month period ended June 30, 2005 was $248,000, which consisted of proceeds in the amount of $1.3 million from the exercise of stock options, $289,000 related to the tax benefit of stock options exercised and $1.8 million used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest equal to, at the Company’s option, the prime lending rate established by JPMorgan Chase Bank N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 2007, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2005, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $ 950,000, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2005, the Company was in compliance with these covenants.

Capital expenditures for the remaining six months of 2005 are estimated to be approximately $2.6 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in the Company’s Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended June 30, 2005, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 27, 2005.

(b)	At the annual meeting, the shareholders elected Gregory J. Cotter and John P. Laborde to serve as directors of the Company until the 2008 annual meeting of shareholders. The terms of office of directors Kerry J. Chauvin, Alden J. Laborde, Huey J. Wilson, Hugh J. Kelly, Thomas E. Fairley and Ken C. Tamblyn continued after the annual meeting.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1)	Election of the following nominees for directors.

Gregory J. Cotter

Number of Votes Cast For – 11,531,491

Number of Votes Cast Against or Withheld – 156,901

Number of Abstentions – None

Number of Broker Non-Votes – None

John P. Laborde

Number of Votes Cast For – 9,232,555

Number of Votes Cast Against or Withheld – 2,455,837

Number of Abstentions – None

Number of Broker Non-Votes – None

(2)	Ratification of appointment of Ernst & Young LLP as independent auditors.

Number of Votes Cast For – 11,587,262

Number of Votes Cast Against or Withheld – 110,113

Number of Abstentions – 1,016

Number of Broker Non-Votes – None

Item 6. Exhibits

10.1	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company, Whitney National Bank and JPMorgan Chase Bank N.A. dated June 30, 2005.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 13, 2005, announcing the scheduled time for the release of its 2005 second quarter earnings and its quarterly conference call.

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
Joseph P. Gallagher, III
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 26, 2005

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company, Whitney National Bank and JPMorgan Chase Bank N.A. dated June 30, 2005.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 13, 2005, announcing the scheduled time for the release of its 2005 second quarter earnings and its quarterly conference call.

E-1