Form 10-Q
period 2005-09-30
GULF ISLAND FABRICATION INC
filed 2005-10-26
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes     ☒     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes              No     ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding at October 25, 2005 was 12,274,221.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2005	(Note 1) December 31, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,934	$11,696
Short-term investments	29,944	28,701
Contracts receivable, net	29,053	37,077
Contract retainage	1,655	2,434
Costs and estimated earnings in excess of billings on uncompleted contracts	18,509	6,152
Prepaid expenses	1,384	1,284
Inventory and other	5,183	3,560
Recoverable income taxes	478	386

Total current assets	98,140	91,290
Property, plant and equipment, net	58,748	60,346
Other assets	650	649

Total assets	$157,538	$152,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,123	$5,788
Billings in excess of costs and estimated earnings on uncompleted contracts	1,841	6,865
Accrued employee costs	3,130	2,619
Accrued expenses	1,078	804
Income taxes payable	—	—

Total current liabilities	12,172	16,076
Deferred income taxes	9,210	9,625

Total liabilities	21,382	25,701
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,273,121 and 12,151,041 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	4,955	4,780
Additional paid-in capital	44,322	42,326
Retained earnings	87,105	79,571
Accumulated other comprehensive loss	(226)	(93)

Total shareholders' equity	136,156	126,584

Total liabilities and shareholders' equity	$157,538	$152,285

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$37,475	$35,753	$147,119	$127,990
Cost of revenue	32,872	32,060	127,575	110,465

Gross profit	4,603	3,693	19,544	17,525
General and administrative expenses	1,492	1,197	4,378	3,763

Operating income	3,111	2,496	15,166	13,762
Other income (expense):
Interest expense	(9)	(9)	(45)	(36)
Interest income	358	168	955	355
Other	(3)	4	(5)	51

	346	163	905	370

Income before income taxes	3,457	2,659	16,071	14,132
Income taxes	1,245	931	5,786	4,946

Net income	$2,212	$1,728	$10,285	$9,186

Per share data:
Basic earnings per share	$0.18	$0.14	$0.84	$0.76

Diluted earnings per share	$0.18	$0.14	$0.83	$0.76

Weighted-average shares	12,255	12,136	12,231	12,022
Effect of dilutive securities: employee stock options	129	121	122	137

Adjusted weighted-average shares	12,384	12,257	12,353	12,159

Cash dividend declared per common share	$0.075	$0.05	$0.225	$0.15

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Common Stock
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2005	12,151,041	$4,780	$42,326	$79,571	$(93)	$126,584
Exercise of stock options	122,080	175	1,581	—	—	1,756
Income tax benefit from exercise of stock options	—	—	415	—	—	415
Net income	—	—	—	10,285	—	10,285
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	(133)	(133)

Comprehensive income						10,152

Dividends on common stock	—	—	—	(2,751)	—	(2,751)

Balance at September 30, 2005	12,273,121	$4,955	$44,322	$87,105	$(226)	$136,156

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$10,285	$9,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,705	4,496
Deferred income taxes	(415)	724
Changes in operating assets and liabilities:
Contracts receivable	8,024	14,273
Contract retainage	779	5,310
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,357)	433
Prepaid expenses, inventory and other assets	(1,723)	(980)
Accounts payable	335	(3,758)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,024)	(1,160)
Accrued employee costs	511	(745)
Accrued expenses	274	152
Income taxes payable/recoverable	(92)	(1,394)

Net cash provided by operating activities	5,302	26,537
Cash flows from investing activities:
Capital expenditures, net	(3,107)	(7,082)
Purchase of short-term investments, net	(1,377)	(4,638)

Net cash used in investing activities	(4,484)	(11,720)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,756	4,367
Tax benefit from exercise of stock options	415	1,061
Payments of dividends on common stock	(2,751)	(1,805)

Net cash (used in) provided by financing activities	(580)	3,623

Net change in cash and cash equivalents	238	18,440
Cash and cash equivalents at beginning of period	11,696	8,012

Cash and cash equivalents at end of period	$11,934	$26,452

Supplemental cash flow information:
Interest paid	$147	$37

Income taxes paid	$6,153	$4,531

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH

PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), (“Statement 123(R)”) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and net income per share for the three-month and nine-month periods ended September 30, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income	$2,212	$1,728	$10,285	$9,186
Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	180	167	543	534

Pro forma net income	$2,032	$1,561	$9,742	$8,652

Weighted-average shares (basic) as reported	12,255	12,136	12,231	12,022
Adjusted weighted-average shares (diluted) as reported	12,384	12,257	12,353	12,159
Basic earnings-per-share
Reported net income	$0.18	$0.14	$0.84	$0.76
Pro forma net income	$0.17	$0.13	$0.80	$0.72
Diluted earnings-per-share
Reported net income	$0.18	$0.14	$0.83	$0.76
Pro forma net income	$0.16	$0.13	$0.79	$0.71

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

In December 2004, the Company received notice from the Louisiana Department of Environmental Quality (“LDEQ”) that its Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. Cost of remediation based on revising the Corrective Action Plan according to the LDEQ’s recommendations in not expected to exceed $230,000. The accompanying financial statements include an accrual based on the Company’s current estimate of remediation cost for the area.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

October 25, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Developments Since June 30, 2005

Hurricanes Katrina, Rita and two other storms caused a shutdown of the Company’s facilities for an aggregate of approximately 3 weeks in production days during the third quarter of 2005. Although the Company’s facilities sustained some physical damage as a result of the two recent hurricanes, insurance proceeds are expected to cover the majority of the costs associated with the physical damage. As a result, the primary loss to the Company is the opportunity cost of the lost days of production from the hurricanes. By mid-October 2005, the Company’s facilities were fully operational.

Although the degree of damage to offshore drilling and production platforms located in the Gulf of Mexico is still under assessment by the oil and gas companies, it appears the infrastructure has sustained significant damage which could create beneficial opportunities for the offshore fabrication industry.

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

Results of Operations

The Company’s revenue for the three-month and nine-month periods ended September 30, 2005 was $37.5 million and $147.1 million, an increase of 4.7% and 14.9% respectively, compared to $35.8 million and $128.0 million in revenue for the three-month and nine-month periods ended September 30, 2004. The increase in revenue for the three-month and nine-month periods ended September 30, 2005 was directly associated with an increase in direct material pass-through sales and an increase in direct labor hours, 6.0% and 11.3%, respectively, applied to contracts in progress during the three-month and nine-month periods ended September 30, 2005, comparable to the same periods of 2004.

For the three-month and nine-month periods ended September 30, 2005, gross profit was $4.6 million (12.3% of revenue) and $19.5 million (13.3% of revenue), compared to gross profit of $3.7 million (10.3% of revenue) and $17.5 million (13.7% of revenue) for the comparable periods of 2004. The increase in gross profit margin for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004, was the result of the increase in man-hours associated with the jobs in progress. During the nine-month period ended September 30, 2005 compared to the nine-month period ended September 30, 2004, the decrease in gross profit margin primarily related to higher amounts of pass-through material costs, which generate little or no margin.

The Company’s general and administrative expenses were $1.5 million for the three-month period ended September 30, 2005 and $4.4 million for the nine-month period ended September 30, 2005. This compares to $1.2 million for the three-month period ended September 30, 2004 and $3.8 million for the nine-month period ended September 30, 2004. As a percentage of revenue, general and administrative expenses increased to 4.0% from 3.4% of revenue for the three-month periods ended September 30, 2005 and 2004, respectively. For the nine-month periods ended September 30, 2005 and 2004, general and administrative expenses, as a percentage of revenue, remained stable at 3% for both periods. The increase in absolute dollar costs for general and administrative expenses, for the three-month and nine month periods ended September 30, 2005, primarily resulted from increased salary and wage related costs and the increased costs related to legal proceedings in progress. For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company had net interest income of $349,000 and $910,000 for the three-month and nine-month periods ended September 30, 2005, respectively, compared to $159,000 and $319,000 for the three-month and nine-month periods ended September 30, 2004. The increase in interest income resulted from the Company’s increase in cash and cash equivalents available for investment and an increase in investment yield for the three-month and nine-month periods ended September 30, 2005, as compared to the same periods of 2004.

The Company’s effective income tax rate increased to 36.0% for the three-month and nine-month periods ended September 30, 2005, respectively, from 35% of income before income taxes for the comparable periods of 2004.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through funds generated from operations. The Company also maintains a revolving line of credit with commercial banks, but has not drawn on it since December 1998. At September 30, 2005, the Company’s cash and cash equivalents plus short-term investments totaled $41.9 million and working capital was $86.0 million, resulting in a current ratio of 8.1 to 1. Net cash provided by operating activities was $5.5 million for the nine-months ended September 30, 2005. The reduction in net cash provided by operating activities when comparing the period ended September 30, 2005 to September 30, 2004, is the result of the increase in cost and estimated earnings in excess of billings and the decrease in the billings in excess of costs and estimated earnings on uncompleted contracts. Several of the Company’s current contracts have milestone thresholds that determine amounts that can be billed to the customer which differs from progress billings which are based on normal work progression. Net cash used in investing activities for the nine-months ended September 30, 2005, was $4.5 million, of which $3.1 related to capital expenditures for equipment and improvements to its production facilities and $1.4 related to the purchase of short-term investments. Net cash used in financing activities for the nine-month period ended September 30, 2005 was $580,000, which consisted of proceeds in the amount of $1.8 million from the exercise of stock options, $415,000 related to the tax benefit of stock options exercised and $2.8 million used to pay dividends on common stock.

The Company’s bank credit facility provides for a revolving line of credit of up to $20.0 million (“the Revolver”), which bears interest equal to, at the Company’s option, the prime lending rate established by JPMorgan Chase Bank N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 2007, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2005, there were no borrowings outstanding under the Revolver, but the Company did have letters of credit outstanding totaling $ 890,000, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2005, the Company was in compliance with these covenants.

Capital expenditures for the remaining three months of 2005 are estimated to be approximately $2.5 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

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

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no changes during the fiscal quarter ended September 30, 2005, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6. Exhibits

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 12, 2005, announcing the scheduled time for the release of its 2005 third quarter earnings and its quarterly conference call.

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
Joseph P. Gallagher, III Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 25, 2005

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 12, 2005, announcing the scheduled time for the release of its 2005 third quarter earnings and its quarterly conference call.

E-1