Form 10-K
period 2005-12-31
GULF ISLAND FABRICATION INC
filed 2006-03-15
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

(985) 872-2100

(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: common stock, no par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer     ☒    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2005 was approximately $205,867,340.

The number of shares of the registrant’s common stock, no par value per share, outstanding at February 1, 2006 was 13,895,988.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2006 Annual Meeting of Shareholders to be held April 26, 2006 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

Forward-Looking Information

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled “Business and Properties,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “predict” and similar expressions often identify forward-looking statements. All such statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. Important factors that many cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors. Forward looking statements speak only as to the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or circumstances.

PART I

Items 1 and 2. Business and Properties

Certain technical terms are defined in the “Glossary of Certain Technical Terms” beginning on page G-1.

General

Gulf Island Fabrication, Inc., through our subsidiaries, is a leading fabricator of offshore drilling and production platforms, hull and/or deck sections of floating production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. We fabricate various structures, including jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as tension leg platforms (“TLPs”)), “SPARs and FPSOs”, piles, wellhead protectors, subsea templates and various production, compressor and utility modules, offshore living quarters, tanks and barges. We also provide certain services including offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo and steel warehousing and sales.

Gulf Island Fabrication, Inc. was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at its fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective February 1, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See our discussion under the heading “Subsequent Events” for more information regarding this acquisition.

In April 1998 we formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept (“MinDOC”). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, we owned a 60% interest in MinDOC, L.L.C. with the balance owned by an architectural/engineering company. Effective January 23, 2006, we sold, for $1 million, our entire right, title and interest in MinDOC, L.L.C. to the other member of the company.

Effective January 1, 2000, all of the operating assets, buildings and properties owned directly by Gulf Island Fabrication, Inc. were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the company. As a result, Gulf Island

Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries, which in addition to Gulf Island, L.L.C., include Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”) (specializing in the fabrication of living quarters for offshore platforms) and most recently G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators (“Gulf Marine”).

Subsequent Events

Gulf Marine. Effective February 1, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of our common stock, which constitutes approximately 11% of our outstanding common stock, and (iii) assumption of certain liabilities. We assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton deck on its Tahiti project. The backlog associated with the fabrication contracts assumed at closing was $80.1 million with 921,000 man-hours remaining to work. We also assumed two significant non-fabrication contracts. One contract is for either the rental or purchase of three 600 ton crawler cranes. We expect to purchase, in 2006, the three crawler cranes for approximately $12 million. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

Gulf Marine’s south yard (Ingleside, Texas) is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPAR or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels.

Gulf Marine’s north yard (Aransas Pass, Texas) is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet that house the administrative staff, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

The acquisition of these facilities enables us to do dockside integration, provides increased roll goods capabilities, and 45 feet water depth access to our facilities, the ability to construct 1,300 foot conventional jackets, more efficient tendon fabrication, much greater lifting capacity dockside (4,000 tons), and an additional labor pool. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico.

Simultaneously with the Acquisition, a Cooperation Agreement was executed pursuant to which the Company and Technip-Coflexip USA Holdings, Inc., the former indirect parent of Gulf Marine, agreed to work together on mutually agreed upon engineer, procure and construct (“EPC”) projects and engineer, procure, install and commission (“EPIC”) projects requiring fabrication work in the Gulf Coast region. Under this agreement, we have a right of first refusal on the fabrication work in connection with certain bids that Technip may submit.

Line of Credit and Notes Payable. On January 30, 2006, we and our lenders, JPMorgan Chase Bank, N.A. and Whitney National Bank, amended our credit facility, in part to accommodate our payment of part of the cash portion of the purchase price for the Acquisition. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. In addition, under the amendment, borrowings under the credit facility will bear interest equal to, at our option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. The amendment also extends the term of the credit facility to July 31, 2008. Prior to the closing of the Gulf Marine acquisition, we had no borrowings outstanding under the credit facility, but did have letters of credit outstanding totaling $8.4 million, which reduced the unused portion of the revolver. On January 31, 2006, we borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition.

MinDOC. Effective January 23, 2006, we sold our entire right, title and interest in MinDOC, L.L.C. to the other member of the company for $1 million. We believe that the other member, being an architectural/engineering company, is better suited to market the concept to potential customers. We also believe that if the concept is sold, we will participate as a bidder to build the project.

Website and Electronic Posting Disclosures

Our website address is www.gulfisland.com. We make available, on or through our website, without charge and on the day such material is filed with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also have the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms, perform heavy lifts such as ship integration and TLP module integration; load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo.

We use the latest welding and fabrication technology available, and all of our products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society and the American Society of Mechanical Engineers. The quality management systems of our operating subsidiaries are certified as ISO 9001-2000 quality assurance programs. See “—Safety and Quality Assurance.”

Fabrication of Offshore Platforms. Through Gulf Island, L.L.C. and Gulf Marine we fabricate the structural components of fixed platforms for use in the offshore development and production of oil and gas. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas, although in recent years there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the tubular pilings extending out of the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at the our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. We can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Our Gulf Marine south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45 feet deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for unlimited fabrication or assembly of any size structure in use today. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components our Houma facility participates in the construction of platforms requiring jackets and/or hulls that are larger than those we could transport through the Houma Navigation Canal.

Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections (which vary in diameter up to 12 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. Our ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish us from all but two of our domestic competitors.

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

Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and management believes that currently there are no decks installed anywhere in the world that could not have been constructed at the our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect its share of the market for deck construction. Decks are installed on fixed and floating platforms.

We can also fabricate TLP’s and sections of, or structures used in connection with, TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform’s deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet.

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections for use with TLPs of any size. The constraints of the Houma Navigation Canal, however, limit our Houma facility’s ability to deliver certain hulls for use with TLPs, depending on the size and weight of the hull sections. We completed the fabrication of the deck section and floating hull of TLPs designed for installation in 1,800 and 3,200 feet of water and believes that these were the first two TLPs of this size to be constructed entirely in the United States. With TLP’s and other floating concepts as the alternative of choice for deepwater drilling and production platforms, and our participation in this arena firmly established and our recent acquisition of Gulf Marine, we are further positioned to participate in the continued expansion into the deepwater areas.

We have fabricated subsea templates for use in connection with TLPs, which are structures that are installed on the seabed before development drilling begins. As exploration and drilling move into the deepwater of the Gulf of Mexico, we believes that there will be increased opportunities to fabricate subsea templates, as well as decks and other structures, for use in connection with TLPs.

In addition, we fabricate piles and other rolled goods, templates, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of our products are installed by marine construction contractors.

Through Dolphin Services, we also provide interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Gulf Island, L.L.C. main yard, Dolphin Services can fabricate jackets up to 100 feet tall along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification. Dolphin Services also serves the state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

Through Southport, we fabricate living quarters, primarily for offshore platforms, ranging in size from 4 to 250 beds. Also, through Southport, we provide onshore and offshore scaffolding and piping insulation services.

Facilities and Equipment

Facilities. Our corporate headquarters and Gulf Island, L.L.C.’s main fabrication yard are located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 25,000 square feet that house administrative staff, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits loadout of heavy structures.

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

Gulf Marine’s south yard (Ingleside, Texas) is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels.

Gulf Marine’s north yard (Aransas Pass, Texas) is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet that house the administrative staff, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

We own all of the foregoing properties.

Equipment. Gulf Island, L.L.C.’s main yard houses its Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric section, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine, purchased in 2005 and installed in the Gulf Island, L.L.C.’s west yard, is an upgrade from the existing machine which was relocated to the main yard in 2005. The new brace coping machine can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine which is 1,000 pounds per foot and 48 inch outer diameter. We anticipate gaining efficiencies in the cutting process because the new machine can cut 360 degrees without repositioning itself. Also, by having two machines Gulf Island, L.L.C. can essentially double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 17 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.’s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island, L.L.C. owns six, rubber tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island, L.L.C. recently purchased a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

Gulf Island, L.L.C.’s plate bending rolls allows it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island, L.L.C. is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island, L.L.C. to participate as subcontractor on projects awarded to other contractors. Gulf Island, L.L.C. has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island, L.L.C. a competitive advantage by reducing labor costs and demonstrates its commitment to being a good neighbor to the community and the environment.

Dolphin Services owns three spud barges and leases one for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns three Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

Gulf Marine’s SLD is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410-foot booms are 100 feet apart and provide a lifting height of 317 feet from the water. The unit is powered electro-hydraulically with each drum winch driven independently by two hydraulic motors. The lifting rate utilizing the double drum winch is 1.25 feet per minute and utilizing a single drum winch is 2.5 feet per minute. Gulf Marine also owns 9 crawler cranes, which range in tonnage capacity from 230 to 500 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inch to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 25 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. However, the continued consolidation of the domestic steel industry and an increased demand from China has put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes one-third of the world output of rolled steel. Steel delivery times and pricing per ton have increased over the past 24 to 30 months. What was a standard delivery of 6-8 weeks for steel is now 8-12 weeks for heat treated as well as standard material. In addition, the weak U.S. dollar together with growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel. These surcharges change every month and are typically passed on to the customer.

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of costly accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug program and conduct periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees with safety awards every four to six months depending on the specific program in-place. These awards are the result of observations and audits performed by the safety department and front line supervision.

We fabricate to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, which process is performed by an independent contractor.

The quality management systems of Gulf Island, L.L.C., Dolphin Services, Southport and Gulf Marine are certified as ISO 9001-2000 programs. ISO 9001-2000 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform work as a sub-contractor for one or more of our competitors. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 78% of the our revenue. The balance of our revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including North Africa, West Africa, Middle East, Latin America, the Caribbean, Offshore Canada and the North Sea.

A large portion of our revenue has historically been generated by a few customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 42% of revenue (19% Kerr McGee Corporation, 12% Amerada Hess Corporation, and 11% Keppel SLP Engineering Ltd.) in 2005, 45% of revenue (21% Kerr McGee Corporation, 12% BHP Billiton, LTD, and 12% J. Ray McDermott, S.A.) in 2004, and 43% of revenue (22% J. Ray McDermott, S.A., 11% Kerr McGee Corporation, and 10% El Paso Corporation) in 2003. In addition, at December 31, 2005, 83% of the our backlog, which consists of work remaining at December 31, 2005 and commitments received since the fourth quarter earnings release, was attributable to 13 projects involving three customers. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

While customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer’s delivery schedule are the principal factors on which we are awarded contracts. Our contracts generally vary in length from one month to twenty-four months depending on the size and complexity of the project. Generally, our contracts and projects are subject to termination at any time prior to completion, at the option of the customer. Upon termination, however, the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

Most of our projects are awarded on a fixed-price or alliance/partnering basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s President and the Company’s Executive Vice President of Operations. As an incentive to control costs, each of Gulf Island, L.L.C., Dolphin Services and Southport give bonuses to its employees totaling 5% of their separate company income before taxes. The bonus program at Gulf Marine differs from our other subsidiaries in that it is based on retention of the employee and not separate company profits. Each Gulf Marine employee receives a bonus of 3% to 5%, depending on job position, at the beginning of a quarter based on earned wages paid from the previous quarter. The concept is to retain skilled employees regardless of the financial performance of the company.

Seasonality

Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonal effects on our operation, our operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. In addition, our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. In recent years, seasonality has had less of an impact on income, mainly due to our ongoing investment in machinery and equipment and covered fabrication areas.

The table below indicates for each quarter of the last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked.

	2005				2004				2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	29%	29%	20%	22%	29%	24%	21%	26%	19%	22%	31%	28%
Gross profit	27%	35%	19%	18%	32%	29%	16%	23%	21%	16%	25%	38%
Net income	27%	35%	17%	21%	33%	29%	14%	24%	20%	15%	26%	39%
Direct labor hours (in 000’s)	566	641	535	515	549	512	504	510	515	592	637	593

Because of seasonal effects, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonal effects on our operations. The direct effects of Hurricanes Katrina and Rita happened during the third quarter of 2005 when our Houma facilities were shut-down for an aggregate of approximately 3 weeks in production days. We also experienced a loss of about 100 employees primarily due to their personal losses and Federal Emergency Management (FEMA) contractors paying higher wages than local companies. But, we were able to build our labor force back to pre-hurricane levels within three months.

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Our marketing staff contacts oil and gas companies believed to have fabrication projects scheduled to allow us an opportunity to bid for the projects. Although price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have several domestic competitors including, J. Ray McDermott, S.A. and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in water depths greater than 300 feet. In addition to these companies, we compete with other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of our competitors have greater financial and other resources than we do.

We believe that while new competitors can enter the market for smaller structures relatively easily, it is more difficult to enter the market for jackets designed for use in water depths greater than 300 feet. This difficulty results from the substantial investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel.

We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2000 fabricators will enable us to continue to compete effectively for projects destined for international waters. We recognize, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder our ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international waters as well as those designed for use in the Gulf of Mexico.

Backlog

As of December 31, 2005, revenue backlog attributable to Gulf Island, L.L.C., Dolphin Services and Southport, which consists of work remaining at December 31, 2005 and commitments received through the fourth quarter earnings release, was $114.6 million ($106.4 million of which management expects to be performed during 2006) and the corresponding man-hour backlog was 1.4 million hours remaining to work. Of the $114.6 million revenue backlog at December 31, 2005, approximately 83% was attributable to three customers. The Gulf Marine backlog associated with the fabrication contracts assumed at closing was $80.1 million with 921,000 man-hours remaining to work and approximately 98% was attributable to one customer.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, pay us cancellation fees.

Government and Environmental Regulation

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Minerals Management Service of the United States Department of the Interior (“MMS”). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, we depend on the demand for our services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where our products are used have not been substantial. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Until our recent acquisition of the Gulf Marine facilities, the Houma Navigation Canal provided the only means of access from our facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely.

If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our operations and financial position.

In September of 2005, Hurricane Rita caused major silting problems in the lower reach of the Houma Navigation Canal that restricted vessels to less than 12 feet of draft to utilize the channel. The U.S. Army Corps of Engineers used emergency funds to perform maintenance dredging to bring the channel back to the design depth in the lower reach. There have not been funds available to bring the upper reach to the design depths, thereby limiting vessels to 12 feet draft to navigate the channel up to our facilities. Although the channel depth is currently limited to 12 feet deep, we have not experienced any material or adverse effects as a result of the limitation, but are uncertain of events that may occur in the future.

Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time we performed them.

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe that our facilities are in substantial compliance with current regulatory standards.

Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. In addition, various other governmental and quasi-governmental agencies require us to obtain certain permits, licenses and certificates with respect to our operations. The kinds of permits, licenses and certificates required by our operations depend upon a number of factors. We believe that we have all material permits, licenses and certificates necessary for the conduct of our existing business.

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in between $300,000 to $500,000 of expenditures per year. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms and activities performed on the spud barges owned by us, which are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both us and third parties for, among other things, personal injury, death, property damage, pollution and loss of business.

In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers and the American Welding Society, promulgate technical standards that we must adhere to in the fabrication process.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects and general liability insurance. The Company and our subsidiaries, Gulf Island, L.L.C., Dolphin Services and Southport are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. We also maintain maritime employer’s liability insurance. Gulf Marine’s insurance coverage is similar to that maintained by Gulf Island, L.L.C., except that Texas workers’ compensation is first dollar coverage without a deductible. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2005, the number of our employees ranged from approximately 1,025 to 1,150. As of February 1, 2006, we had approximately 1,500 employees, which include 400 employees of Gulf Marine. Although there may be a decline in our output during the winter months, we generally do not lay off employees during those months but reduce the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of our employees are employed pursuant to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, or both. If either of these occurred, in the near-term the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired.

In an effort to maintain our workforce, we have instituted and enhanced several incentive programs and expanded our training facility to train our employees on productivity and safety matters.

After the hurricanes of 2005, we experienced a loss of about 100 employees primarily due to their personal losses and Federal Emergency Management (FEMA) contractors paying higher wages than local companies. We were able to build our labor force back to pre-hurricane levels with three months. After the assessment of the damage, the annual maintenance required, and upgrades to the area chemical plants and refineries, the demand for skilled piping and steel workers has increased significantly and we have lost additional employees to companies that are paying significantly higher wage rates. At this time the full effect of these events are undetermined.

In December 2004, the State of Louisiana through the Department of Labor Incumbent Worker Training Program (“IWTP”) awarded our Louisiana facility a grant for approximately $1.4 million. Our in-kind contribution is approximately $450,000 with the remainder provided by the state. The term of the grant is two years and reimburses us for training costs in the following areas: welding, scaffolding erection, blue print reading, water survival, safety, leadership and supervisory training and information technology. Our Houma employees are taught by either in-house or third party qualified instructors. Through January 29, 2006, 440 employees in our Houma facilities have been enrolled and have completed approximately 1,250 courses. The IWTP is a continuation of our commitment to attract, hire, retain, and promote quality skilled craft, supervisory and management personnel.

Item 1A. Risk Factors

Cautionary Statements

Our business is subject to significant risks. We caution readers that the following important factors, could affect our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements contained in this report and in any other forward-looking statements made by us or on our behalf.

We are vulnerable to the potential difficulties associated with our recent expansion.

We have experienced significant growth in the past year through our recent acquisition of the Gulf Marine facilities. We believe that our future success depends on our ability to successfully integrate the Gulf Marine operation into our business, and to effectively manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

•	loss of sufficient executive-level personnel;

•	increased administrative burden; and

•	increased logistical problems common to large, expansive operations.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.

We are subject to the cyclical nature of the oil and gas industry.

Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

•	oil and gas prices and industry perceptions of future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas; and

•	local and international political and economic conditions.

Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices and as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We might be unable to employ a sufficient number of skilled workers.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, or both. If either of these occurred, in the near-term the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. As noted previously, we recently lost employees to companies paying higher wages in connection with the region’s rebuilding efforts following the 2005 hurricane season, although we have not yet determined the full effects of these losses.

Our backlog is subject to change.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, pay us cancellation fees. However, due to the large dollar amounts of backlog estimated for a few projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow if the project is large.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can also result in similar injuries and damages. In addition, certain activities engaged in by employees of Dolphin Services that are not engaged in by our other employees, including piping interconnect and other service activities conducted on offshore platforms and activities performed on the spud barges owned by Dolphin Services, are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

Our ownership and operation of vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both us and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding, as occurred in 2005.

Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance covering risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Our industry is highly competitive.

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, and to a lesser extent, the availability of technically capable personnel and facility space, the contractor’s efficiency, condition of equipment, reputation, safety record and customer relations. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors have greater financial and other resources than we do.

In addition, because of subsidies, import duties and fees, taxes imposed on foreign operators and lower wage rates in foreign countries along with fluctuations in the value of the U.S. dollar and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international locations as well as those designed for use in the Gulf of Mexico. See “Business and Properties—Competition” for more information regarding the competitive nature of our industry.

Pricing structures common in the offshore platform fabrication industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, we are responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and materials,

•	variations in productivity from the original estimates, and

•	errors in estimates or bidding.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. See “Business and Propertiew—Customers and Contracting.”

Our method of accounting for revenue could result in an earnings charge.

Most of our revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours worked to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we are required to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.

We are susceptible to adverse weather conditions in the Gulf of Mexico.

Our operations have historically been affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year, such as Hurricanes Katrina and Rita in 2005, may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our Chief Executive Officer and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, and are also subject to a wide variety of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Further, compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties—Government and Environmental Regulations.”

The demand for our services is also affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where our products are used have not been substantial. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Until our recent acquisition of the Gulf Marine facilities, the Houma Navigation Canal provided the only means of access from our facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 30 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our operations and financial position.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

In November 2004, Gulf Island, L.L.C., filed a breach of contract suit against J. Ray McDermott for non-payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. The amount of the unpaid portion of the contract in Contracts receivable, net is approximately $5 million. J. Ray McDermott has deposited certified funds with the Terrebonne Parish Clerk of Court in the amount of 125% of the unpaid portion. After consultation with legal counsel, we did not record an allowance for this contract receivable because we believe the entire amount will be collected.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of February 1, 2006. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	58	Chairman of the Board, President and Chief Executive Officer
Kirk J. Meche	43	Executive Vice President—Operations and President and Chief Executive Officer of Gulf Marine Fabricators (fabrication subsidiary)
Murphy A. Bourke	61	Executive Vice President—Marketing
Joseph P. Gallagher, III	55	Vice President—Finance, Chief Financial Officer and Treasurer
William G. Blanchard	47	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)

Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Company’s President since the Company’s inception and as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company’s Chief Operating Officer from January 1989 to January 1990.

Kirk J. Meche became Executive Vice President—Operations of the Company in 2001 and President and Chief Executive Officer of Gulf Marine Fabricators in February 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island, L.L.C. our wholly-owned fabrication subsidiary from February 2001 until January 2006. Mr. Meche served as President of Southport, L.L.C., a former wholly owned subsidiary from December 1999 to February 2001, and as Vice President of Operations of Southport, L.L.C. from February 1999 to December 1999. He was a Project Manager for the Company from 1996 to 1999.

Murphy A. Bourke has been Executive Vice President—Marketing since January 2000, and was Vice President—Marketing since we began operations in 1985 until December 1999.

Joseph P. “Duke” Gallagher, III became Vice President—Finance and Chief Financial Officer in January 1997. Mr. Gallagher served as the Company’s Controller from 1985 until 1997. He has been Treasurer since 1986 and served Secretary from January 1993 until April 1999.

William G. “Bill” Blanchard became President and Chief Executive Officer of Gulf Island, L.L.C., in February 2006. Mr. Blanchard was Estimating Department Manager of Gulf Island, L.L.C. from January 2000 until January 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “GIFI.” As of February 1, 2006, we had approximately 2,500 holders of record of our common stock.

The following table sets forth the high and low bid prices per share of the common stock, as reported by the Nasdaq National Market and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2005
First Quarter	$25.62	$21.25	$.075
Second Quarter	24.68	17.73	.075
Third Quarter	29.10	19.66	.075
Fourth Quarter	30.26	22.92	.075

Fiscal Year 2004
First Quarter	$22.50	$16.16	$.05
Second Quarter	25.47	17.32	.05
Third Quarter	23.68	18.30	.05
Fourth Quarter	24.95	17.86	.05

In each quarter of 2004, our Board of Directors declared a dividend of $0.05 per share on the shares of our common stock outstanding, totaling $2.4 million. In each quarter of 2005, our Board of Directors declared a dividend of $0.075 per share on the shares of our common stock outstanding, totaling $3.7 million. On February 1, 2006, our Board of Directors declared a dividend of $0.075 per share on the shares of our common stock outstanding, payable February 24, 2006 to shareholders of record on February 14, 2006. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of its business and other factors deemed relevant by the Board of Directors.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2005 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Income Statement Data:
Revenue	$188,545	$173,878	$203,667	$142,919	$113,697
Cost of revenue	164,548	151,205	174,765	123,643	98,330

Gross profit	23,997	22,673	28,902	19,276	15,367
General and administrative expenses	5,681	4,818	5,168	4,231	4,435

Operating income	18,316	17,855	23,734	15,045	10,932
Net interest income	1,340	478	174	572	1,067
Other, net income (expense)	(460)	(21)	19	52	(748)

Income before income taxes	19,196	18,312	23,927	15,669	11,251
Income taxes	6,209	6,270	8,135	5,332	3,990

Net income before cumulative effect of change in accounting principle	12,987	12,042	$15,792	$10,337	$7,261
Cumulative effect of change in accounting principle (1)	—	—	—	(4,765)	—

Net income	12,987	12,042	$15,792	$5,572	$7,261

Income Summary Data: (Pro Forma (Unaudited)):
Basic earnings per share:
Net income before cumulative effect of change in accounting principle	$1.06	$1.00	$1.34	$0.88	$0.62
Cumulative effect of change in accounting principle	—	—	—	(0.41)	—

Basic earnings per share	$1.06	$1.00	$1.34	$0.47	$0.62

Diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$1.05	$0.99	$1.33	$0.87	$0.62
Cumulative effect of change in accounting principle	—	—	—	(0.40)	—

Diluted earnings per share	$1.05	$0.99	$1.33	$0.47	$0.62

Basic weighted-average common shares	12,242	12,054	11,779	11,731	11,704

Adjusted weighted-average common shares	12,376	12,188	11,895	11,817	11,789

Pro Forma Reconciliation (2)
Reported net income before cumulative effect of change in accounting principle	$12,987	$12,042	$15,792	$10,337	$7,261
Add back: Goodwill amortization	—	—	—	—	433

Adjusted net income before cumulative effect of change in accounting principle	$12,987	$12,042	$15,792	$10,337	$7,694

Basic earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$1.06	$1.00	$1.34	$0.88	$0.62
Add back: Goodwill amortization	—	—	—	—	0.04

Adjusted net income before cumulative effect of change in accounting principle	$1.06	$1.00	$1.34	$0.88	$0.66

Diluted earnings-per-share
Reported net income before cumulative effect of change in accounting principle	$1.05	$0.99	$1.33	$0.87	$0.62
Add back: Goodwill amortization	—	—	—	—	0.04

Adjusted net income before cumulative effect of change in accounting principle	$1.05	$0.99	$1.33	$0.87	$0.66

Cash dividend declared per common share	$0.30	$0.20	$—	$—	$—

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$87,141	$75,214	$60,711	$52,327	$46,601
Property, plant and equipment, net	59,744	60,346	58,259	47,471	41,666
Total assets	163,806	152,285	140,316	113,148	102,538
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (3)	2,257	2,075	2,337	1,856	1,659
Backlog as of December 31, (4)
Direct labor hours	1,436	1,075	1,310	1,253	838
Dollars	$114,610	$88,203	$99,223	$92,509	$54,400

(1)	In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles.” The Company adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, the Company calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002.
(2)	A reconciliation of reported net income before cumulative effect of change in accounting principle and related earnings per share to the adjusted net income and earnings per share to exclude the prior amortization expense of goodwill. For some of the years presented, basic earnings per share and diluted earnings per share reflect the impact of rounding on the calculation.
(3)	Direct labor hours are hours worked by employees directly involved in the production of the Company’s products.
(4)	The Company’s backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized the Company to begin work or purchase materials.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction and Outlook

The Company’s results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) the Company’s ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) the Company’s ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and gas prices, exploration and production companies’ expectations of future oil and gas prices, and changes in technology that reduce costs and improve expected returns on investment, especially in subsalt geological formations (which generally are located in 300 to 800 feet of water) and in deepwater (800 to 10,000 feet) areas of the Gulf of Mexico.

Development in the Gulf of Mexico in water depths greater than 300 feet and less than 1,500 feet, where larger structures requiring more steel tonnage are needed, began declining in 1999 and has remained low throughout 2005. The low activity levels had a negative effect on the demand for the available capacity of the major platform fabricators serving the Gulf of Mexico, which caused reduced pricing levels for their services through the end of 2005.

Severe weather during 2005, including Hurricanes Katrina and Rita, damaged or destroyed over 100 major fixed platforms in the Gulf of Mexico and as of the end of 2005, many of the operators were still evaluating whether to abandon or rebuild these structures. The demand for floating structures in greater than 1,500 feet of water depth is still strong; however, the hull portions of these floating structures are being predominately fabricated outside of the United States. The topsides for these floating structures are usually fabricated by Gulf of Mexico fabricators and then integrated into a complete structure either dockside or offshore. Although the demand for these structures is down from previous periods and there is excess capacity available at the facilities along the Gulf of Mexico, the Company has remained successful in maintaining its market share of this work.

During 2005, the Company’s workforce ranged from approximately 1,025 to 1,150. Demand for the Company’s products and services dictates the Company’s workforce needs. Although the Company generally tries to minimize the use of contract labor, it will use contract labor when required to meet customer demand. After the hurricanes of 2005, we experienced a loss of about 100 employees primarily due to their personal losses and Federal Emergency Management (FEMA) contractors paying higher wages than local companies. But, we were able to build our labor force back to pre-hurricane levels within three months.

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

In November 2004, Gulf Island, L.L.C., our wholly-owned subsidiary filed a breach of contract suit against J. Ray McDermott for non payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. The amount of the unpaid portion of the contract in Contracts receivable, net is approximately $5 million. J. Ray McDermott has deposited certified funds with the Terrebonne Parish Clerk of Court in the amount of 125% of the unpaid portion. After consultation with legal counsel, the Company did not record an allowance for this contract receivable because the Company believes the entire amount will be collected.

Results of Operations

Comparison of the Years Ended December 31, 2005 and 2004

The Company experienced an 18.0% increase in revenue, 8.0% increase in gross profit, and an 8.2% increase in net income for the first six months of 2005 compared to the first six months of 2004. This up cycle was soon slowed by the direct and residual effects of the worst hurricane season in recorded history. The direct effects of Hurricanes Katrina and Rita happened during the third quarter of the year when the Company’s facilities had to be shut-down for an aggregate of approximately 3 weeks in production days. The residual effects, which took the form of displaced employees, disrupted material and supply delivery, and a deficient water depth in the Houma Navigational Canal, lasted throughout the remainder of 2005.

Even with the inefficiencies endured during the second half of the year, the Company’s revenue for the year ended December 31, 2005 was $188.5 million, an increase of 8.4%, compared to $173.9 million in revenue for the year ended December 31, 2004.

Cost of revenue was $164.5 million in 2005 compared to $151.2 million in 2004. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours, raw materials, subcontractor cost, and contract labor) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) associated with production but not directly related to a specific project. Although the Company experienced inefficiencies in production hours caused by unfavorable weather conditions in the second and third quarters of 2005, the Company was able to partially regain those efficiencies in the fourth quarter as the residual effects of the hurricanes became less severe. Consequently, as a percentage of revenue, the cost of revenue increased only slightly to 87.3% for 2005 compared to 87.0% for 2004.

The Company’s general and administrative expenses were $5.7 million for the year ended December 31, 2005, compared to $4.8 million for the year ended December 31, 2004. The general and administrative costs for 2004 were reduced by a $223,000 recovery of a previously impaired accounts receivable. The remaining $600,000 of variance was the result of (i) legal costs related to the breach of contract suit filed against J. Ray McDermott and for contract review and (ii) general labor related costs including salaries and incentive bonuses.

The Company’s net interest income increased to $1.3 million for 2005 compared to $478,000 for 2004. Due to a significant increase in the weighted average amount of short term investments ($29.7 million during 2005, compared to $20.3 million during 2004) and a significant increase in the weighted average yield (4.05% for 2005, compared to 2.73% for 2004), the Company was able to generate 272% greater net interest income.

Other-net was an expense of $460,000 in 2005 and an expense of $21,000 in 2004. On January 31, 2006, in anticipation of the acquisition of Gulf Marine’s assets, the short term investments were liquidated and a $454,000 market loss was realized. Due to FASB 115, this subsequent event was recorded in the year 2005 as other-net. The remainder of the expense in 2005 and the majority of the expense in 2004 are primarily comprised of the Company’s portion of the net loss of MinDOC, LLC as it continued to design and market the MinDOC floating platform concept for deepwater drilling and production, and the income is primarily the sale of miscellaneous equipment.

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

Other net was an expense of $21,000 in 2004 and an income of $19,000 in 2003. The expense is primarily comprised of the Company’s portion of the net loss of MinDOC, LLC as it continued to design and market the MinDOC floating platform concept for deepwater drilling and production, and the income is primarily the sale of miscellaneous equipment.

Liquidity and Capital Resources

Historically the Company has funded its business activities through funds generated from operations. The Company also maintains a revolving line of credit (“the Revolver”) with a commercial bank, but, prior to 2006, had not drawn on it since December 1998. At December 31, 2005, the Company’s cash and cash equivalents plus short-term investments totaled $35.9 million. Net cash provided by operating activities was $ 3.0 million for the year ended December 31, 2005. Working capital was $87.1 million (an increase of 15.8%) at December 31, 2005. The ratio of current assets to current liabilities increased to 6.4 to 1 at December 31, 2005, from 5.7 to 1 at December 31, 2004. The Company’s primary source of cash is its cash receipts related to contract receivables. In the early phases of a new project, the Company utilizes its cash to purchase material and outside services and increase labor activities, which results in a reduction of cash and an increase in contract receivables. Cost and estimated earnings in excess of billings on uncompleted contracts increased significantly in 2005 compared to 2004. The increase is primarily the result of timing at year end and a milestone billing contract with Keppel SLP Engineering Ltd. to fabricate 2 jackets and sets of piles for PEMEX, Mexico’s National Oil Company. During the first quarter of 2006 several significant milestones on this contract were met. This has enabled the Company to bill the customer approximately $12 million, resulting in less than 5% of the contract price remaining to be billed. Approximately 55% of the increase is attributable to the milestone contract. The $1.4 million of net cash used in financing activities for the period ended December 31, 2005 was made up of $1.8 million of proceeds from the exercise of stock options and $425,000 tax benefit from the exercise of stock options less $3.7 million in payments of dividends on common stock. Net cash used in investing activities for the year ended December 31, 2005 was $7.6 million, which included $1.9 million for the purchase of short-term investments, and $5.7 million of capital expenditures. The Company’s capital expenditures during 2005 were for improvements to its production facilities and for equipment designed to increase the capacity of its facilities and the productivity of its labor force. Included in capital expenditures for 2005 was the purchase of a Vernon pipe coping machine for approximately $1.0 million.

As of December 31, 2005, the Company’s Revolver provided for a revolving line of credit of up to $20.0 million, which bears interest equal to, at the Company’s option, the prime lending rate established by J.P. Morgan Chase Bank, N.A. or LIBOR plus 1.5%., and matured on December 31, 2007. The Revolver is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2005, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling approximately $2.4 million which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2005, the Company was in compliance with these covenants.

Effective January 30, 2006, the Revolver was amended to provide for a revolving line of credit up to $50.0 million and a termination date of July 31, 2008. All other terms and conditions were basically unaffected by this amendment. At February 15, 2006, there were $15.0 million of borrowings outstanding and $15.2 million of letters of credit outstanding under the Revolver.

The Company’s Board of Directors approved a capital budget of approximately $6.3 million for 2006, which includes the purchase of equipment and additional yard and facility expansion or improvements. On February 1, 2006, the Company’s Board of Directors approved an additional $25 million capital budget for the Gulf Marine facility to be used to upgrade the Specialized Lifting Device to a 6,000 ton lift capacity ($8.0 million), the purchase of three Model 2800 Demag 600 ton crawler cranes (for a total of $12.0 million) and $5.0 million for general improvements to its production facilities and equipment.

Contractual Obligations and Commitments

The following table listing contractual obligations indicates the $68,000 in commitments the Company had at December 31, 2005 (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$68	$68	$—	$—

	$68	$68	$—	$—

(1)	Operating leases are commitments for office space and office equipment.

On February 1, 2006, the Company’s Board of Directors declared a dividend of $0.075 per share of the Company’s common stock outstanding, payable February 24, 2006, to shareholders of record on February 14, 2006. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on retained earnings, working capital requirements, the future operation and growth of its business and other factors deemed relevant by the Board of Directors. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing.

Off-Balance Sheet Arrangements

The Company is not a party to any contract or other obligation not included on its balance sheet that has, or is reasonably likely to have, a current or future effect on its financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. Effective January 30, 2006 the Company has a $50.0 million line of credit with its primary commercial banks. Under the terms of the revolving credit agreement, the Company may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. The Company does not believe that it has any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

In this report the consolidated financial statements of the Company and the accompanying notes to consolidated financial statements appear on pages F-1 through F-17 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the SEC under the Securities Exchange Act of 1934. There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm On Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Gulf Island Fabrication, Inc. and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 8, 2006

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

The information regarding directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer and Senior Financial Officers. These codes are available to the public on our website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within five days of such event on our website.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2000:	International Standards of Operations 9001-2000—Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

G-1

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 8, 2006

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,689	$11,696
Short-term investments	30,212	28,701
Contracts receivable, net	30,790	37,077
Contract retainage	666	2,434
Costs and estimated earnings in excess of billings on uncompleted contracts	27,219	6,152
Prepaid expenses and other	2,352	1,284
Inventory	5,515	3,560
Recoverable income taxes	969	386

Total current assets	103,412	91,290
Property, plant and equipment, net	59,744	60,346
Other assets	650	649

Total assets	$163,806	$152,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,236	$5,788
Billings in excess of costs and estimated earnings on uncompleted contracts	4,214	6,865
Accrued employee costs	3,318	2,619
Accrued expenses	1,503	804

Total current liabilities	16,271	16,076
Deferred income taxes	9,270	9,625

Total liabilities	25,541	25,701
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 12,278,621 and 12,151,041 shares issued and outstanding at December 31, 2005 and December 31, 2004	5,047	4,780
Additional paid-in capital	45,161	42,326
Retained earnings	88,886	79,571
Deferred compensation—restricted stock	(829)	—
Accumulated other comprehensive income (loss)	—	(93)

Total shareholders’ equity	138,265	126,584

Total liabilities and shareholders’ equity	$163,806	$152,285

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue	$188,545	$173,878	$203,667
Cost of revenue	164,548	151,205	174,765

Gross profit	23,997	22,673	28,902
General and administrative expenses	5,681	4,818	5,168

Operating income	18,316	17,855	23,734
Other income (expense):
Interest expense	(55)	(147)	(40)
Interest income	1,395	625	214
Other—net	(460)	(21)	19

	880	457	193

Income before income taxes	19,196	18,312	23,927
Income taxes	6,209	6,270	8,135

Net income	$12,987	$12,042	$15,792

Earnings per share data:
Basic income per share	$1.06	$1.00	$1.34

Diluted earnings per share	$1.05	$0.99	$1.33

Cash dividend declared per common share	$0.30	$0.20	$—

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation— Restricted Stock	Accumulated Other Comprehensive Income (loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2003	11,745,414	$4,266	$36,561	$54,149	$—	$—	$94,976
Exercise of stock options	56,204	74	663	—	—	—	737
Income tax benefit from exercise of stock options	—	—	86	—	—	—	86
Net Income	—	—	—	15,792	—	—	15,792

Balance at December 31, 2003	11,801,618	4,340	37,310	69,641	—	—	111,591
Exercise of stock options	349,423	440	3,950	—	—	—	4,390
Income tax benefit from exercise of stock options	—	—	1,066	—	—	—	1,066
Net Income	—	—	—	12,042	—	—	12,042
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	—	(93)	(93)

Comprehensive income							11,949
Dividends on common stock	—	—	—	(2,412)	—	—	(2,412)

Balance at December 31, 2004	12,151,041	$4,780	$42,326	$79,571	$—	$(93)	$126,584
Exercise of stock options	127,580	183	1,651	—	—	—	1,834
Income tax benefit from exercise of stock options	—	—	425	—	—	—	425
Net Income	—	—	—	12,987	—	—	12,987
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	—	93	93

Comprehensive income							13,080
Issuance of restricted stock	—	84	759	—	(843)	—	—
Compensation expense—restricted stock	—	—	—	—	14	—	14
Dividends on common stock	—	—	—	(3,672)	—	—	(3,672)

Balance at December 31, 2005	12,278,621	$5,047	$45,161	$88,886	$(829)	$—	$138,265

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$12,987	$12,042	$15,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,279	6,041	5,324
Impairment expense	454	—	—
Deferred income taxes	(355)	1,595	2,562
Compensation expense—restricted stock	14	—	—
Changes in operating assets and liabilities:
Contracts receivable, net	6,287	5,366	(10,312)
Contract retainage	1,768	4,628	(5,220)
Costs and estimated earnings in excess of billings
On uncompleted contracts	(21,067)	(346)	(1,745)
Prepaid expenses, inventory and other assets	(3,023)	(798)	(1,503)
Accounts payable	1,448	(3,149)	4,890
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,651)	862	1,686
Accrued employee costs	699	(1,287)	1,137
Accrued expenses	699	(153)	(102)
Income taxes payable/recoverable	(583)	(1,278)	380

Net cash provided by operating activities	$2,956	23,523	12,889
Cash flows from investing activities:
Capital expenditures, net	(5,677)	(8,145)	(16,130)
Proceeds from the sale of equipment	—	18	18
Proceeds from the sale of short-term investments	—	—	10,000
Purchase of short-term investments	(1,873)	(14,756)	(5,255)

Net cash used in investing activities	(7,550)	(22,883)	(11,367)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,834	4,390	737
Tax benefit from exercise of stock options	425	1,066	86
Payments of dividends on common stock	(3,672)	(2,412)	—

Net cash provided by (used in) financing activities	(1,413)	3,044	823

Net increase (decrease) in cash	(6,007)	3,684	2,345
Cash and cash equivalents at beginning of period	11,696	8,012	5,667

Cash and cash equivalents at end of period	$5,689	$11,696	$8,012

Supplemental cash flow information:
Interest paid	$157	$53	$32

Income taxes paid, net of refunds	$7,135	$4,812	$5,109

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc. (“the Company”), located in Houma, Louisiana, is engaged in the fabrication and refurbishment of offshore oil and gas platforms for oil and gas industry companies. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For securities classified as available-for-sale, Financial Accounting Standard Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other-than-temporary. In January 2006, the Company sold all of its available-for-sale securities with the proceeds used as a portion of the cash required for the acquisition of the assets of Gulf Marine Fabricators (see Note 3 Subsequent Events). As a result, the Company determined there would not be sufficient time to allow for any anticipated recovery in fair value. Consequently, during December 2005, the Company recorded an impairment of $454,000 to recognize the entire unrealized losses associated with the available-for-sale securities, thus eliminating the balance in accumulated other comprehensive income.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations in accounting for its employee stock-based compensation plans, as described in Note 14 of the Notes to Consolidated Financial Statements. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

	2005	2004	2003
Net income as reported	$12,987	$12,042	$15,792
Add stock-based employee compensation expense included in reported net income, net of related tax effect	9	—	—
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(731)	(719)	(704)

Pro forma net income including the effect of options	$12,265	$11,323	$15,088

Basic earnings per share:
As reported	$1.06	$1.00	$1.34
Pro forma including the effect of options	$1.00	$0.94	$1.28
Diluted earnings per share:
As reported	$1.05	$0.99	$1.33
Pro forma including the effect of options	$0.99	$0.93	$1.27

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Accrued Expenses—Insured Losses

During the third quarter of 2005, the Company sustained damage to various buildings, equipment and machinery as a result of the hurricanes that struck the coast of Louisiana. The cost of the sustained damage is approximately $1,071,000 and the estimated recovery from insurance claims is approximately $946,000. The Company recorded a loss of $125,000 to account for the unrecoverable losses.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Employee Cost—Workers Compensation Liability

The Company and its subsidiaries, Gulf Island, L.L.C., Dolphin Services and Southport are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

In accordance with the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which was adopted on January 1, 2002, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Revenue Recognition

Revenue from fixed-price contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract.

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

2. NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”), as defined, when the company will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004. MinDOC, L.L.C., a limited liability company formed in April 1998 to patent, design, and market a deepwater floating, drilling and production concept (“MinDOC”), is by definition a VIE. Since October 2001, when the Company’s interest in MinDOC, L.L.C. increased to 60%, the Company’s investment in MinDOC, L.L.C. and its operations were and will continue to be consolidated within the consolidated financial statements of Gulf Island Fabrication, Inc. Effective January 1, 2004, management adopted FIN 46 and has concluded that the adoption did not have any impact on the Company’s results of operations, financial position or cash flows. Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member company.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), (“Statement 123 (R)”) Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

The Company has elected to continue to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans until the adoption of Statement 123(R) on January 1, 2006 as previously mentioned. Accordingly, no compensation cost has been recognized for its stock option plans as the exercise price of all stock options granted there under is equal to the fair value at the date of grant. The future impact of the adoption of Statement 123(R) will depend on levels of share-based payments granted in the future. The Company did not grant employee stock options during 2005. Based on a preliminary review of Statement 123(R), compensation expense related to employee stock options is estimated to be approximately $700,000 for 2006 and approximately $500,000 for 2007.

3. SUBSEQUENT EVENTS

Effective February 1, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of the Company’s common stock, which constitutes approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton deck on its Tahiti project. The backlog associated with the fabrication contracts assumed at closing was $80.1 million with 921,000 man-hours remaining to work. The Company also assumed two significant non-fabrication contracts. One contract is for either the rental or purchase of three 600 ton crawler cranes and the Company expects to purchase the three crawler cranes for approximately $12 million in 2006. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

Line of Credit and Notes Payable

On January 30, 2006, the Company, as borrower, JPMorgan Chase Bank, N.A. and Whitney National Bank, as lenders, entered into an amendment to the Company’s credit facility, in part to accommodate the Company’s payment of part of the cash portion of the purchase price for the Acquisition. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. In addition, under the amendment, borrowings under the credit facility will bear interest equal to, at the Company’s option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. The amendment also extends the term of the credit facility to July 31, 2008. Prior to the closing of the Gulf Marine acquisition, the Company had no borrowings outstanding under the credit facility, but did have letters of credit outstanding totaling $8.4 million, which reduced the unused portion of the revolver. On January 31, 2006, the Company borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition.

MinDOC

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of the company for $1 million. Gulf Island Fabrication, Inc.’s investment in MinDOC, L.L.C. was approximately $18,000, thus resulting in a gain of $982,000 on the sale. Management believes that the other member of the company, being an architectural/engineering company, is better suited to market the concept to potential customers and also believes that if the concept is sold, the Company will participate as a bidder to build the project.

4. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2005	2004
Completed contracts	$9,110	$8,820
Contracts in progress:
Current	21,680	28,258
Retainage due within one year	666	2,433

	31,456	39,511
Less allowance for doubtful accounts	—	—

	$31,456	$39,511

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2005	2004
Costs incurred on uncompleted contracts	$183,637	$121,933
Estimated profit earned to date	23,295	14,417

	206,932	136,350
Less billings to date	183,927	137,063

	$23,005	$(713)

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,219	$6,152
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,214)	(6,865)

	$23,005	$(713)

Cost and estimated earnings in excess of billings on uncompleted contracts increased significantly in 2005 compared to 2004. The increase is primarily the result of timing at year end and a milestone billing contract with Keppel SLP Engineering Ltd. to fabricate 2 jackets and sets of piles for PEMEX, Mexico’s National Oil Company. Approximately 55% of the increase is attributable to the milestone contract. During the first quarter of 2006 several significant milestones on this contract were met. This has enabled the Company to bill the customer approximately $12 million, resulting in less than 5% of the contract price remaining to be billed.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2005	2004
Land	$3,736	$3,736
Buildings	19,352	19,157
Machinery and equipment	63,573	60,107
Furniture and fixtures	2,169	2,105
Transportation equipment	1,848	1,784
Improvements	21,015	20,509
Construction in progress	1,642	1,002

	113,335	108,400
Less accumulated depreciation	53,591	48,054

	$59,744	$60,346

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2005, 2004, and 2003, the Company expensed $1.8 million, $1.8 million, and $2.6 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2005	2004
Deferred tax liabilities:
Depreciation	$10,215	$10,106

	10,215	10,106
Deferred tax assets:
Employee benefits	330	406
Uncompleted contracts	262	66
Unrealized loss short-term investments	170	—
State tax credits	88	—
Other benefits	95	9

Total deferred tax assets:	945	481

Net deferred tax liabilities:	$9,270	$9,625

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2005	2004	2003
Current:
Federal	$7,021	$4,367	$5,311
State	(456)	308	262

Total current	6,565	4,675	5,573

Deferred:
Federal	(537)	1,490	2,442
State	182	105	120

Total deferred	(355)	1,595	2,562

Income taxes	$6,209	$6,270	$8,135

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2005	%	2004	%	2003	%
U.S. statutory rate	$6,719	35.0%	$6,409	35.0%	$8,375	35.0%
Increase (decrease) resulting from:
State income taxes	—	—	413	2.3	382	1.6
Foreign sales	(228)	(1.2)	(356)	(1.9)	(252)	(1.1)
Qualified Production Activities
Income—Deduction	(187)	(1.0)	—	—	—	—
Other	(95)	(0.5)	(196)	(1.2)	(370)	(1.6)

Income tax expense	$6,209	32.3%	$6,270	34.2%	$8,135	34.0%

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2005 effective annual tax rate was 32.3%. This rate reflects State tax credits available to the Company through various incentive programs. Exclusive of the State tax credits, the Company’s effective annual tax rate would have been 35.1%.

8. LINE OF CREDIT AND NOTES PAYABLE

The Company’s bank credit facility provides for a revolving line of credit (the “Revolver”) of up to $20.0 million that bears interest equal to, at the Company’s option, the prime lending rate established by J. P. Morgan Chase Bank, N.A. or LIBOR plus 1.5%. The Revolver matures December 31, 2007, and is secured by a mortgage on the Company’s real estate, equipment and fixtures. The Company pays a fee on a quarterly basis, of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2005, there were no borrowings outstanding under the credit facility, but the Company did have letters of credit outstanding totaling $2.4 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2005, the Company was in compliance with these covenants. See Note 3 Subsequent Events related to the Company’s credit facility subsequent to December 31, 2005.

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

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005 the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast, the scheduled sampling was cancelled. As of this date, new sampling dates have not been re-scheduled. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $230,000 and remains unchanged. The Company has included in Accrued Expenses $150,000 which is the current estimated cost to remediate the site.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2005	2004	2003
Kerr-McGee Corporation	$36,678	$35,850	$22,538
Amerada Hess	21,987	—	—
Keppel SLP Engineering	19,928	—	—
BHP Billiton	—	21,261	—
J. Ray McDermott	—	20,611	45,214
El Paso Corporation	—	—	21,019

11. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 30%, 16%, and 24%, of the Company’s revenues for the years ending December 31, 2005, 2004, and 2003, respectively.

	December 31,
	2005	2004	2003
	(In millions)
Location:
United States	$131.8	$145.5	$155.0
International	56.7	28.4	48.7

Total	$188.5	$173.9	$203.7

12. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2005, 2004, and 2003, the Company contributed a total of $1.1 million, $1.1 million, and $1.2 million, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2005 and 2004 were as follows (in thousands, except per share data):

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$54,232	$55,412	$37,475	$41,426
Gross Profit	6,507	8,434	4,603	4,453
Net income	3,503	4,570	2,212	2,702
Basic earnings per share	0.29	0.37	0.18	0.22
Diluted earnings per share	0.28	0.37	0.18	0.22

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenue	$50,794	$41,443	$35,753	$45,888
Gross Profit	7,330	6,502	3,693	5,148
Net income	3,952	3,506	1,728	2,856
Basic earnings per share	0.33	0.29	0.14	0.24
Diluted earnings per share	0.33	0.29	0.14	0.23

The direct effects of Hurricanes Katrina and Rita happened during the third quarter of 2005 when the Company’s facilities had to be shut-down for an aggregate of approximately 3 weeks in production days. The residual effects, which took the form of displaced employees, disrupted material and supply delivery, and a deficient water depth in the Houma Navigation Canal, lasted throughout the remainder of 2005.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2005	2004	2003
Numerator:
Numerator for basic and diluted earnings per share	$12,987	$12,042	$15,792

Denominator:
Denominator for basic earnings per share-weighted-average shares	12,242	12,054	11,779
Effect of dilutive securities:
Employee stock options	101	134	116
Employee restricted stock	33	—	—

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	12,376	12,188	11,895

Basic earnings per share	$1.06	$1.00	$1.34

Diluted earnings per share	$1.05	$0.99	$1.33

See Note 3 Subsequent Events related to the Company’s acquisition of the facilities, machinery and equipment of Gulf Marine. The acquisition was effective February 1, 2006, part of the consideration included 1,589,067 shares of the Company’s common stock, which constitutes approximately 11% of the outstanding common stock.

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

On April 24, 2002, the shareholders approved a proposal to adopt the 2002 Long-Term Incentive Plan (the “2002 Plan”). The 2002 Plan authorized the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the Compensation Committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

Pro forma information regarding net income and earnings per share is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2005, the Compensation Committee did not grant any stock options under the Plan. For 2004, a risk-free interest rate of 4.25%; dividend yield of .92%; volatility factor of the expected market price of the Company’s common stock of .299; and a weighted-average expected life of the options of eight years. For 2003, a risk-free interest rate of 4.25%; dividend yield of zero; volatility factor of the expected market price of the Company’s common stock of .347; and a weighted-average expected life of the options of eight years.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock options activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	2005		2004		2003
Outstanding—beginning of year	675	$15.27	947	$13.57	923	$13.24
Granted	—	—	98	21.85	101	16.69
Exercised	(128)	14.34	(349)	12.58	(56)	13.09
Expired	—	—	—	—	—	—
Forfeited	(2)	20.06	(21)	14.13	(21)	15.22

Outstanding—end of year	545	$15.47	675	$15.27	947	$13.57

Exercisable at end of year	344	$14.09	332	$13.54	529	$13.05

Weighted-average fair value of options granted during the year	$—		$8.46		$8.04

The 545,000 options outstanding fall into two general exercise-price ranges as follows:

	Exercise Price Range
	$7.13 to $11.68	$15.00 to $21.85
Options outstanding	144,000	401,000
Weighted-average exercise price	$10.21	$17.35
Weighted-average remaining contractual life	4.7	6.7
Options exercisable	117,000	227,000
Weighted-average exercise price of options exercisable	$9.88	$16.28

According to the Long-Term Incentive and the 2002 Long-Term Incentive Plans (the “Incentive Plans”), the Compensation Committee may award shares of restricted stock to such eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to such restrictions on transfer and forfeit ability provisions and such other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the Compensation Committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested (the “Restricted Period”). Except for the shares of restricted stock that vest based on the attainment of performance goals, the Restricted Period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted. If the vesting of the shares of restricted stock is based upon the attainment of performance goals, a minimum Restricted Period of one year is allowed, with incremental vesting of portions of the award over the one-year period permitted. The Long-Term Incentive Plan does not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Under the 2002 Plan, the maximum number of shares of common stock that may be issued as restricted stock and Other Stock-Based Awards (as defined in the 2002 Plan) is 50,000 shares.

During December 2005, the Compensation Committee awarded 33,250 shares of restricted stock to certain eligible employees. The restricted stock awarded vests in annual 20% increments, beginning on the first anniversary of the date of grant. The value of the restricted stock awarded in 2005 is based on the closing price of the Company’s common stock on the date of grant, which was $25.35.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2006.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH P. GALLAGHER, III Joseph P. Gallagher, III	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Controller, Chief Accounting Officer and Secretary (Principal Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ THOMAS E. FAIRLEY Thomas E. Fairley	Director

/S/ HUGH J. KELLY Hugh J. Kelly	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ HUEY J. WILSON Huey J. Wilson	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES
2.1	Stock Purchase Agreement with respect to Dolphin Services, Inc. dated November 27, 1996. *

2.2	Stock Purchase Agreement with respect to Dolphin Steel Sales, Inc. dated as of November 27, 1996. *

2.3	Stock Purchase Agreement with respect to Dolphin Sales & Rentals, Inc. dated as of November 27, 1996. *

2.4	Asset Purchase and Sale Agreement dated December 20, 2005, incorporated by reference to the Company’s Form 8-K filed December 22, 2005.

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through March 8, 2006, incorporated by reference to the Company’s Form 8-K filed March 13, 2006.

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	Registration Rights Agreement between the Company and Huey J. Wilson. *

10.4	The Company’s Long-Term Incentive Plan. * †

10.5	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. †

10.6	The Company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.7	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.8	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan. †

10.9	Form of Reimbursement Agreement. * †

10.10	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.11	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

E-1

EXHIBIT NUMBER		SEQUENTIALLY NUMBERED PAGES
10.12	Named Executive Officer and Director Compensation, incorporated by reference to the Company’s Form 8-K filed February 2, 2006. †

10.13	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and J.P. Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

10.14	Third Amendment to Ninth Amended and Restated Credit Agreement dated June 30, 2005, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

10.15	Fourth Amendment to Ninth Amended and Restated Credit Agreement dated January 30, 2006, incorporated by reference to the Company’s Form 8-K filed February 3, 2006.

10.16	Lock up Agreement dated January 31, 2006, incorporated by reference to the Company’s Form 8-K filed February 3, 2006.

10.17	Registration Rights Agreement between the Company and Gulf Marine Fabricators dated January 31, 2006, incorporated by reference to the Company’s Form 8-K filed February 3, 2006.

10.18	Non-Competition Agreement between the Company and Technip-Coflexip USA Holdings, Inc., and others, dated January 31, 2006, incorporated by reference to the Company’s Form 8-K filed February 3, 2006.

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, L.L.C., and Southport, L.L.C., are organized under Louisiana law, are wholly owned and are included in the Company’s consolidated financial statements. Effective February 1, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

99.1	Press release issued by the Company on January 20, 2006 announcing date of earnings release and quarterly conference call.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

E-2