Form 10-Q
period 2006-03-31
GULF ISLAND FABRICATION INC
filed 2006-05-03
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at April 28, 2006 was 13,907,888.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2006	(Note 1) December 31, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,451	$5,689
Short-term investments	—	30,212
Contracts receivable, net	67,042	30,790
Contract retainage	960	666
Costs and estimated earnings in excess of billings on uncompleted contracts	10,097	27,219
Prepaid expenses	2,589	2,352
Inventory	5,151	5,515
Recoverable income taxes	—	969

Total current assets	91,290	103,412
Property, plant and equipment, net	138,002	59,744
Intangible Assets (less accumulated amoritization of $377,000 at March 31, 2006)	3,623	—
Other assets	699	650

Total assets	$233,614	$163,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,833	$7,236
Billings in excess of costs and estimated earnings on uncompleted contracts	9,443	4,214
Accrued employee costs	3,070	3,318
Accrued expenses	2,772	1,503
Income taxes payable	385	—

Total current liabilities	25,503	16,271
Deferred income taxes	8,786	9,270
Notes payable	19,000	—

Total liabilities	53,289	25,541

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 13,907,888 and 12,278,621 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	9,045	4,964
Additional paid-in capital	81,284	44,415
Retained earnings	89,996	88,886

Total shareholders’ equity	180,325	138,265

Total liabilities and shareholders’ equity	$233,614	$163,806

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$57,369	$54,232
Cost of revenue	52,974	47,725

Gross profit	4,395	6,507
General and administrative expenses	2,169	1,372

Operating income	2,226	5,135

Other income (expense):
Interest expense	(177)	(27)
Interest income	125	287
Other	983	(3)

	931	257

Income before income taxes	3,157	5,392

Income taxes	1,003	1,889

Net income	$2,154	$3,503

Per share data:
Basic earnings per share	$0.16	$0.29

Diluted earnings per share	$0.16	$0.28

Weighted-average shares	13,365	12,197
Effect of dilutive securities: employee restricted stock and stock options	153	134

Adjusted weighted-average shares	13,518	12,331

Cash dividend declared per common share	$0.075	$0.075

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2006	12,278,621	$4,964	$44,415	$88,886	$138,265
Exercise of stock options	40,200	61	550	—	611
Income tax benefit from exercise of stock options	—	—	134	—	134
Net income	—	—	—	2,154	2,154
Compensation expense restricted stock	—	4	38	—	42
Compensation expense non-qualified stock options	—	16	147	—	163
Dividends on common stock	—	—	—	(1,044)	(1,044)
Issuance of common shares	1,589,067	4,000	36,000	—	40,000

Balance at March 31, 2006	13,907,888	$9,045	$81,284	$89,996	$180,325

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$2,154	$3,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,492	1,553
Amortization on intangible assets	377	—
Deferred income taxes	(484)	268
Deferred compensation - restricted stock	42	—
Changes in operating assets and liabilities:
Contracts receivable	(30,075)	5,007
Contract retainage	(294)	286
Costs and estimated earnings in excess of billings on uncompleted contracts	17,122	(3,045)
Prepaid expenses and other assets	(237)	125
Inventory	1,067	(1,640)
Accounts payable	2,597	5,695
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,204)	(3,862)
Accrued employee costs	(380)	69
Accrued expenses	1,269	118
Income taxes payable/recoverable	1,354	1,275

Net cash provided by (used in) operating activities	(4,200)	9,352

Cash flows from investing activities:
Capital expenditures, net	(3,730)	(1,814)
Purchase of short-term investments	—	(825)
Proceeds from the sale of short-term investments	30,212	—
Payment for the purchase of net assets acquired	(41,221)	—

Net cash used in investing activities	(14,739)	(2,639)

Cash flows from financing activities:
Proceeds from exercise of stock options	611	1,278
Tax benefit from exercise of stock options	134	281
Borrowings against notes payable	19,000
Payments of dividends on common stock	(1,044)	(914)

Net cash provided by financing activities	18,701	645

Net change in cash and cash equivalents	(238)	7,358
Cash and cash equivalents at beginning of period	5,689	11,696

Cash and cash equivalents at end of period	$5,451	$19,054

Supplemental cash flow information:

Interest paid	$36	$129

Income taxes paid	$—	$—

Value of common shares issued for net assets acquired	$40,000	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters tanks and barges. The Company, with its corporate offices and three major subsidiaries located in Houma, Louisiana, and another major subsidiary located in San Patricio County, Texas, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since this date. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2005 have been reclassified to conform to the 2006 financial statement presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 Long-Term Incentive Plans in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock – Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Income for the three-month period ended March 31, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month period ended March 31, 2006, is $163,000 lower than if it had continued to account for share-based compensation under Opinion 25. Net income for the three-month period ended March 31, 2006 would have been $110,000 higher if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $0.17 and $0.17, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.16 and $0.16, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans for the three-month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005
Reported net income	$3,503
Add back: Stock compensation costs, net of tax included in the determination of net income reported	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	181

Pro forma net income	$3,322

Weighted-average shares (basic) as reported	12,197
Adjusted weighted-average shares (diluted) as reported	12,331

Basic earnings-per-share
Reported net income	$0.29
Pro forma net income	$0.27

Diluted earnings-per-share
Reported net income	$0.28
Pro forma net income	$0.27

NOTE 3 – ACQUISITION OF GULF MARINE FABRICATORS

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of the Company’s common stock, which constitute approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides on its Tahiti project. The Company also assumed two significant non-fabrication contracts. One contract is for either the rental or purchase of three 600 ton crawler cranes. The Company expects to purchase, in 2006, the three crawler cranes for approximately $12 million. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006 and 2005, respectively. Pro forma adjustments include (i) additional depreciation related to the step-up in property, plant and equipment, (ii) adjustments to record the amortization related to intangible assets, (iii) adjustments for the increase in interest expense, and (iv) the related tax effects.

	Three-Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Revenue	$61,864	$65,263
Pro forma net income	$89	$1,389
Pro forma basic and diluted net income per share	$0.01	$0.10

The following table sets forth the cost and related initial purchase price allocation of the assets acquired and liabilities assumed resulting from the Gulf Marine Acquisition.

Cost of the acquisition (in thousands):
Cash paid from the proceeds of debt	$12,000
Cash paid from cash on hand	28,009
Cash paid for other Acquisition cost	1,384
Cash to receive from seller for assumed liabilities	(6,186)
Issuance of common stock	40,000

$75,207

Allocation of the purchase price;
Property, plant and equipment	$77,069
Intangibles (amortization ranging 18-24 months)	4,000
Inventory	703
Current liabilities	(6,565)

$75,207

The evaluation of property, plant and equipment, intangibles and acquisition cost are estimates through March 31, 2006, and have not been completely finalized.

NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

On January 30, 2006, the Company and its lenders, JPMorgan Chase Bank, N.A. and Whitney National Bank, amended the Company’s credit facility, in part to accommodate our payment of part of the cash portion of the purchase price for the Acquisition. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. In addition, under the amendment, borrowings under the credit facility will remain the same and bear interest equal to, at our option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. The amendment also extends the term of the credit facility to July 31, 2008. On January 31, 2006, the Company borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition. At March 31, 2006, the Company had borrowings outstanding under the credit facility of $19 million and had letters of credit outstanding totaling $18 million, which reduced the unused portion of the revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2006, the Company was in compliance with these covenants.

NOTE 5 – CONTINGENCIES

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

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. As of this date, new sampling dates have not been re-scheduled. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $230,000 and remains unchanged. The Company has included in Accrued Expenses $150,000 which is the current estimated cost to remediate the site.

NOTE 6 – SALE OF MINDOC

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of the company for $1 million. The sales resulted in a gain of $983,000. The Company believes that the other member, being an architectural/engineering company, is better suited to market the concept to potential customers. The Company also believes that if the concept sold, we will participate as a bidder to build the project.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 27, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2005). The Company believes that of its significant accounting policies, the following involve a higher degree of judgement and complexity: revenue recognition and estimating the recoverability of accounts receivable. Critical accounting policies are discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes in the Company’s evaluation of its critical accounting policies since that date.

Introduction

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas as further described in the Form 8-K filed on February 3, 2006. Included in our operating results are the operating results of Gulf Marine for the months of February and March of 2006. Those results are (in thousands):

Revenue	$9,600
Cost of revenue	$9,807
General and administrative expense	$658

Results of Operations

The Company’s revenue for the three-month period ended March 31, 2006 was $57.4 million, an increase of 5.9% compared to $54.2 million in revenue for the three-month period ended March 31, 2005. Included in revenue, on certain jobs, is approximately $2.0 million of change orders, in which all cost has been incurred, pending final approval from the customer. The increase in revenue for the three-month period ended March 31, 2006 was directly associated with the acquisition of Gulf Marine. Exclusive of Gulf Marine, revenue decreased $6.4 million or 11.8%. The Company is in a highly competitive market place and the awards of contracts during the last few quarters have been suppressed relative to market indicators such as commodity prices for crude oil and natural gas.

For the three-month period ended March 31, 2006, gross profit was $4.4 million (7.7% of revenue) compared to gross profit of $6.5 million (12.0% of revenue) for the three-month period ended March 31, 2005. Exclusive of Gulf Marine, gross profit was $4.6 million or 9.6% of revenue. Because of the competitiveness in the marine construction industry, recent project awards have included somewhat lower than historical margins.

The Company’s general and administrative expenses were $2.2 million for the three-month period ended March 31, 2006. This compares to $1.4 million for the three-month period ended March 31, 2005. As a percentage of revenue, general and administrative expenses were 3.8% of revenue compared to 2.6% of revenue for three-month periods ended March 31, 2006 and 2005, respectively. Exclusive of Gulf Marine, general and administrative expenses were $1.5 million, which represents increases in salaries and wages associated with the increases in production related activities.

The Company had net interest expense of $52,000 for the three-month period ended March 31, 2006 compared to net interest income of $260,000 for the three-month period ended March 31, 2005. The increase in net interest expense is the result of borrowings incurred by the Company related to the acquisition of Gulf Marine.

The increase in other income (expense) is associated with the sale of the Company’s interest in MinDOC, which was effective January 23, 2006, which generated a gain of $983,000.

The Company’s effective income tax rate was 32.5% for the three-month period ended March 31, 2006 compared to 35% for the three months period ended March 31, 2005, and relates primarily to the change in the apportionment of taxable state income.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through cash generated from operations. The Company also maintains a revolving line of credit with its commercial banks. On January 30, 2006, the Company and its lenders, JPMorgan Chase Bank, N.A. and Whitney National Bank, amended the credit facility (“the Revolver”). Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the Revolver was increased from $20 million to $50 million. In addition, borrowings under the Revolver will remain the same and bear interest equal to, at the option of the Company, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On January 31, 2006, the Company borrowed $12 million against the Revolver to fund a portion of the cash purchase price of the acquisition. During the remainder of the quarter, the Company borrowed an additional $7 million against the Revolver to fund capital expenditures and working capital needs.

The Revolver matures July 31, 2008, and is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2006, the Company had letters of credit outstanding totaling $18 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2006 the Company was in compliance with these covenants.

At March 31, 2006, the Company’s cash balance was $5.5 million and working capital was $65.8 million, resulting in a current ratio of 3.6 to 1. Net cash used in operating activities was $4.2 million for the three-months ended March 31, 2006. Net cash used in investing activities for the three-months ended March 31, 2006, was $14.7 million, which includes $41.2 million used in conjunction with the purchase of Gulf Marine, $3.7 million related to capital expenditures for equipment and improvements to its production facilities, and proceeds of $30.3 million from the sale of short-term investments. Net cash provided by financing activities for the three-month period ended March 31, 2006 was $18.7 million, which consisted of $19 million from the borrowings against the credit facility, $611,000 from the exercise of stock options, $134,000 related to the tax benefit of stock options exercised and $1,044,000 used to pay dividends on common stock.

Capital expenditures for the remaining nine months of 2006 are estimated to be approximately $20.8 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

Contractual Obligations

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended March 31, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month period ended March 31, 2006, is $163,000 lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three-month period ended March 31, 2006 would have been $110,000 higher if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the three-month period ended March 31, 2006 would have been $0.17 and $0.17, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.16 and $0.16, respectively.

There were no differences in valuation methodologies or assumptions. The Black-Scholes-Merton option-pricing model was used to value the options under APB No. 25 and Statement 123(R). In 2005, the Company did not grant stock options, but did award restricted stock to its employees as designated by the compensation committee. The compensation cost related to non-vested awards not yet recognized is approximately $840,000 and is expected to be recognized in the operating results of the Company through December 31, 2009. Thus, the adoption of Statement 123(R) will not result in significant differences between the financial statements of periods before and after the adoption.

Forward-Looking Statements

Statements under “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; and the Company’s ability to attract and retain qualified production employees at acceptable compensation rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for the acquisition of Gulf Marine there have been no changes during the fiscal quarter ended March 31, 2006, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Since the acquisition of Gulf Marine, which was effective January 31, 2006, the Company has not had the chance to fully evaluate and access the effectiveness of Gulf Marine’s internal controls.

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

For a description of legal proceedings, see Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 17, 2006, announcing the scheduled time for the release of its 2006 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Joseph P. Gallagher, III
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: May 2, 2006

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 17, 2006, announcing the scheduled time for the release of its 2006 first quarter earnings and its quarterly conference call.

E-1