Form 10-Q
period 2006-06-30
GULF ISLAND FABRICATION INC
filed 2006-07-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at July 19, 2006 was 13,921,188.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	(Note 1) December 31, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,328	$5,689
Short-term investments	—	30,212
Contracts receivable, net	72,785	30,790
Contract retainage	1,195	666
Costs and estimated earnings in excess of billings on uncompleted contracts	10,209	27,219
Prepaid expenses	2,458	2,352
Inventory	4,739	5,515
Recoverable income taxes	—	969

Total current assets	104,714	103,412
Property, plant and equipment, net	139,820	59,744
Intangible Assets (less accumulated amoritization of $389,000 at June 30, 2006)	1,011	—
Other assets	699	650

Total assets	$246,244	$163,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,208	$7,236
Billings in excess of costs and estimated earnings on uncompleted contracts	11,848	4,214
Accrued employee costs	4,617	3,318
Accrued expenses	1,707	1,503
Income taxes payable	3,146	—

Total current liabilities	34,526	16,271
Deferred income taxes	8,888	9,270
Notes payable	17,200	—

Total liabilities	60,614	25,541

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 13,921,188 and 12,278,621 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	9,082	4,964
Additional paid-in capital	81,646	44,415
Retained earnings	94,902	88,886

Total shareholders’ equity	185,630	138,265

Total liabilities and shareholders’ equity	$246,244	$163,806

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$89,955	$55,412	$147,324	$109,644
Cost of revenue	79,005	46,978	132,011	94,703

Gross profit	10,950	8,434	15,313	14,941
General and administrative expenses	2,050	1,514	4,187	2,886

Operating income	8,900	6,920	11,126	12,055

Other income (expense):
Interest expense	(155)	(9)	(289)	(36)
Interest income	92	310	173	597
Other	2	1	985	(2)

	(61)	302	869	559

Income before income taxes	8,839	7,222	11,995	12,614

Income taxes	2,886	2,652	3,889	4,541

Net income	$5,953	$4,570	$8,106	$8,073

Per share data:
Basic earnings per share	$0.43	$0.37	$0.59	$0.66

Diluted earnings per share	$0.43	$0.37	$0.59	$0.65

Weighted-average shares	13,916	12,241	13,641	12,219
Effect of dilutive securities: employee stock options	85	103	119	118

Adjusted weighted-average shares	14,001	12,344	13,760	12,337

Cash dividend declared per common share	$0.075	$0.075	$0.15	$0.15

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2006	12,278,621	$4,964	$44,415	$88,886	$138,265
Exercise of stock options	53,500	82	732	—	814
Income tax benefit from exercise of stock options	—	—	173	—	173
Net income	—	—	—	8,106	8,106
Compensation expense restricted stock	—	7	66	—	73
Compensation expense non-qualified stock options	—	29	260	—	289
Dividends on common stock	—	—	—	(2,090)	(2,090)
Issuance of common shares	1,589,067	4,000	36,000	—	40,000

Balance at June 30, 2006	13,921,188	$9,082	$81,646	$94,902	$185,630

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$8,106	$8,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,547	3,118
Amortization on intangible assets	389	—
Deferred income taxes	(382)	(252)
Compensation expense - stock plans	362	—
Changes in operating assets and liabilities:
Contracts receivable	(35,818)	1,037
Contract retainage	(529)	756
Costs and estimated earnings in excess of billings on uncompleted contracts	17,010	(9,134)
Prepaid expenses and other assets	(106)	549
Inventory	1,479	(949)
Accounts payable	5,972	5,785
Billings in excess of costs and estimated earnings on uncompleted contracts	1,201	(3,045)
Accrued employee costs	1,167	1,170
Accrued expenses	204	81
Income taxes payable/recoverable	4,115	899

Net cash provided by operating activities	8,717	8,088

Cash flows from investing activities:
Capital expenditures, net	(5,900)	(2,628)
Purchase of short-term investments	—	(1,127)
Proceeds from the sale of short-term investments	30,212	—
Payment for the purchase of net assets acquired	(41,487)	—

Net cash used in investing activities	(17,175)	(3,755)

Cash flows from financing activities:
Proceeds from exercise of stock options	814	1,295
Tax benefit from exercise of stock options	173	289
Borrowings against notes payable	39,200	—
Principal payments on notes payable	(22,000)	—
Payments of dividends on common stock	(2,090)	(1,832)

Net cash provided by (used in) financing activities	16,097	(248)

Net change in cash and cash equivalents	7,639	4,085
Cash and cash equivalents at beginning of period	5,689	11,696

Cash and cash equivalents at end of period	$13,328	$15,781

Supplemental cash flow information:
Interest paid	$233	$138

Income taxes paid	$10	$3,930

Value of common shares issued for net assets acquired	$40,000	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters tanks and barges. The Company, with its corporate offices and three major subsidiaries located in Houma, Louisiana, and another major subsidiary located in San Patricio County, Texas, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since this date. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

At June 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 Long-Term Incentive Plans in the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock – Based Compensation. No stock-based employee compensation cost was recognized in the Statements of Income for the three-month and six-month periods ended June 30, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month and six-month periods ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month and six-month periods ended June 30, 2006, is $126,000 lower and $289,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three-month and six-month periods ended June 30, 2006 would have been $85,000 higher and $195,000 higher, respectively, if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the three-month period ended June 30, 2006 would have remained the same if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the six-month period ended June 30, 2006 would have been $0.02 lower and $0.01 lower, respectively, if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans for the three-month and six-month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Reported net income	$4,570	$8,073

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	181	362

Pro forma net income	$4,389	$7,711

Weighted-average shares (basic) as reported	12,241	12,219
Adjusted weighted-average shares (diluted) as reported	12,344	12,337

Basic earnings-per-share
Reported net income	$0.37	$0.66
Pro forma net income	$0.36	$0.63

Diluted earnings-per-share
Reported net income	$0.37	$0.65
Pro forma net income	$0.36	$0.63

NOTE 3 – ACQUISITION OF GULF MARINE FABRICATORS

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of the Company’s common stock, which constitute approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides on its Tahiti project. The Company also assumed two significant non-fabrication contracts. One contract is for either the rental or purchase of three 600 ton crawler cranes. During 2006, the Company expects to complete the purchase of the three crawler cranes for approximately $12 million. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006 and 2005, respectively. No pro forma adjustments were necessary for the three-months ended June 30, 2006, Gulf Marine is included for entire quarter. Pro forma adjustments include (i) additional depreciation related to the step-up in property, plant and equipment, (ii) adjustments to record the amortization related to intangible assets, (iii) adjustments for the increase in interest expense, and (iv) the related tax effects.

	Three-Months Ended June 30,
	2006	2005
	(in thousands, except per share amounts)
Revenue	$89,955	$64,249
Pro forma net income	$5,953	$2,627
Pro forma basic and diluted net income per share	$0.43	$0.19

	Six-Months Ended June 30,
	2006	2005
	(in thousands, except per share amounts)
Revenue	$151,819	$118,481
Pro forma net income	$6,041	$4,499
Pro forma basic and diluted net income per share	$0.44	$0.33

The following table sets forth the cost and related initial purchase price allocation of the assets acquired and liabilities assumed resulting from the Gulf Marine Acquisition.

Cost of the acquisition (in thousands):
Cash paid from the proceeds of debt	$12,000
Cash paid from cash on hand	28,009
Cash paid for other Acquisition cost	1,487
Cash to be received from seller for assumed liabilities	(6,186)
Issuance of common stock	40,000

$75,310

Allocation of the purchase price;
Property, plant and equipment	$79,772
Intangibles (amortization ranging 18-24 months)	1,400
Inventory	703
Current liabilities	(6,565)

$75,310

The valuation of property, plant and equipment, intangibles and acquisition costs are estimates through June 30, 2006, and have not been completely finalized.

NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

On January 30, 2006, the Company and its lenders, (“Whitney National Bank and JPMorgan Chase Bank, N.A.”), amended the Company’s credit facility, in part to accommodate our payment of part of the cash portion of the purchase price for the Acquisition. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. In addition, under the amendment, borrowings under the credit facility will remain the same and bear interest equal to, at our option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On May 11, 2006, the Company and its lenders entered into the Fifth Amendment to Ninth Amended and Restated Credit Agreement. The amendment, which is effective March 31, 2006, extends the term of the credit facility from July 31, 2008 to December 31, 2008.

On January 31, 2006, the Company borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition. At June 30, 2006, the Company had borrowings outstanding under the credit facility of $17.2 million and had letters of credit outstanding totaling $19.1 million, which reduced the unused portion of the revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2006, the Company was in compliance with these covenants.

NOTE 5 – CONTINGENICIES

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

NOTE 6 - SALE OF MINDOC

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of the company for $1 million. The sales resulted in a gain of $983,000. The Company believes that the other member, being an architectural/engineering company, is better suited to market the concept to potential customers. The Company also believes that if the concept is sold, we will participate as a bidder to build the project.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENT

In February 2006, the FASB issued FIN 48 - Accounting for Uncertainty in Income Taxes with respect to FASB 109 – Accounting for Income Taxes regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not completed the evaluation of FIN 48 to determine the impact this interpretation will have on its results of operations or financial position.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2006 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
July 25, 2006

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

Introduction

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas as further described in the Form 8-K filed on February 3, 2006. Included in our operating results are the operating results of Gulf Marine for the three-month and for February through June of the six-month periods ended June 30, 2006. Those results are (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$30,061	$39,651
Cost of revenue	$27,256	$37,095
General and administrative expense	$514	$1,140

Results of Operations

The Company’s revenue for the three-month and six-month periods ended June 30, 2006 was $90.0 million and $147.3 million, an increase of 62.5% and 34.4% respectively, compared to $55.4 million and $109.6 million in revenue for the three-month and six-month periods ended June 30, 2005. The increase in revenue for the three-month and six-month periods ended June 30, 2005 was directly associated with the acquisition of Gulf Marine. Exclusive of Gulf Marine, revenue increased $4.5 million or 8.1% for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2006, exclusive of Gulf Marine, revenue decreased $2.0 million or 2.0%. The Company is in a highly competitive market place and the awards of contracts during the last few quarters have been suppressed relative to market indicators such as commodity prices for crude oil and natural gas.

For the three-month and six-month periods ended June 30, 2006, gross profit was $11.0 million (12.2% of revenue) and $15.3 million (10.4% of revenue), compared to gross profit of $8.4 million (15.2% of revenue) and $14.9 million (13.6% of revenue) for the three-month and six-month periods ended June 30, 2005. Exclusive of Gulf Marine, gross profit was $8.1 million or 13.5% of revenue for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2006, exclusive of Gulf Marine, gross profit was $12.8 million, or 11.9% of revenue. Because of the competitiveness in the marine construction industry, recent project awards have included somewhat lower than historical margins.

The Company’s general and administrative expenses were $2.1 million for the three-month period ended June 30, 2006 and $4.2 million for the six-month period ended June 30, 2006. This compares to $1.5 million for the three-month period ended June 30, 2005 and $2.9 million for the six-month period ended June 30, 2005. As a percentage of revenue, general and administrative expenses decreased to 2.3% from 2.7%, but increased to 2.8% from 2.6%, of revenue for the three-month and six-month periods ended June 30, 2006 and 2005, respectively. Exclusive of Gulf Marine, general and administrative expenses were $1.5 million, 2.6% of revenue, for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2006, exclusive of Gulf Marine, general and administrative expenses were $3.0 million, 2.8% of revenue. The absolute dollar increase in general and administrative expenses represent increases in salaries and wages associated with the increases in production related activities.

The Company had net interest expense of $63,000 and $116,000 for the three-month and six-month periods ended June 30, 2006, respectively, compared to net interest income of $301,000 and $561,000 for the three-month and six-month periods ended June 30, 2005. The increase in net interest expense is the result of borrowings incurred by the Company related to the acquisition of Gulf Marine.

The increase in other income (expense) is associated with the sale of the Company’s interest in MinDOC, which was effective January 23, 2006, which generated a gain of $983,000.

The Company’s effective income tax rate was 32.7% and 32.4% for the three-month and six-month periods ended June 30, 2006, respectively, compared to 36.7% and 36.0% of income before income taxes for the comparative periods of 2005. The decrease relates primarily to the change in the apportionment of taxable state income and employment hiring credits.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through cash generated from operations. The Company also maintains a revolving line of credit with its commercial banks. On January 30, 2006, the Company and its lenders amended the credit facility (“the Revolver”) to increase the maximum principal amount of the aggregate borrowings available under the credit facility from $20 million to $50 million. In addition, borrowings under the Revolver will remain the same and bear interest equal to, at the option of the Company, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On January 31, 2006, the Company borrowed $12 million against the Revolver to fund a portion of the cash purchase price of the acquisition of Gulf Marine. During the six months ended June 30, 2006, the Company borrowed an additional $27.2 million against the Revolver to fund capital expenditures and working capital needs, but made payments of $22.0 million during the six month period to reduce the balance on the Revolver to $17.2 million at June 30, 2006.

On May 11, 2006, the Company and its lenders entered into the Fifth Amendment to Ninth Amended and Restated Credit Agreement. The amendment, which is effective March 31, 2006, extends the term of the credit facility from July 31, 2008 to December 31, 2008, and also facilitates certain banking services and certain guarantees. The Revolver is secured by a mortgage on the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2006, the Company had letters of credit outstanding totaling $19.1 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2006 the Company was in compliance with these covenants.

At June 30, 2006, the Company’s cash balance was $13.3 million and working capital was $70.2 million, resulting in a current ratio of 3.0 to 1. Net cash provided by operating activities was $8.7 million for the six-months ended June 30, 2006. Net cash used in investing activities for the six-months ended June 30, 2006, was $17.2 million, which includes $41.5 million used in conjunction with the purchase of Gulf Marine, $5.9 million related to capital expenditures for equipment and improvements to its production facilities, and proceeds of $30.2 million from the sale of short-term investments. Net cash provided by financing activities for the six-month period ended June 30, 2006 was $16.1 million, which consisted of $39.2 million from the borrowings against the credit facility, principal payments of $22.0 million on the credit facility, $814,000 from the exercise of stock options, $173,000 related to the tax benefit of stock options exercised and $2.1 million used to pay dividends on common stock.

Capital expenditures for the remaining six months of 2006 are estimated to be approximately $22.1 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. In July 2006, the Company purchased two Demag CC2800 crawler cranes for $7.8 million and deposited into an escrow account an additional $3.6 million to purchase a third Demag crawler crane. Management believes that its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs.

Contractual Obligations

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six-month period ended June 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month and six-month periods ended June 30, 2006, is $126,000 lower and $289,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three-month and six-month periods ended June 30, 2006 would have been $85,000 higher and $195,000 higher, respectively, if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the three-month period ended June 30, 2006 would have remained the same if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the six-month period ended June 30, 2006 would have been $0.02 lower and $0.01 lower, respectively, if the Company had not adopted Statement 123(R).

There were no differences in valuation methodologies or assumptions. The Black-Scholes-Merton option-pricing model was used to value the options under APB Opinion No. 25 and Statement 123(R). In 2005, the Company did not grant stock options, but did award restricted stock to its employees as designated by the compensation committee. The compensation cost related to non-vested awards not yet recognized is approximately $1.2 million and is expected to be recognized in the operating results of the Company through December 31, 2009. Thus, the adoption of Statement 123(R) will not result in significant differences between the financial statements of periods before and after the adoption.

Forward-Looking Statements

Statements under “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; and the Company’s ability to attract and retain qualified production employees at acceptable compensation rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. The evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. Except for the acquisition of Gulf Marine, there have been no changes during the fiscal quarter ended June 30, 2006, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating and assessing the effectiveness of the internal controls of Gulf Marine, which was acquired effective January 31, 2006.

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

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 26, 2006.

(b)	At the annual meeting, the shareholders elected Kerry J. Chauvin, Alden J. Laborde, and Huey J. Wilson to serve as directors of the Company until the 2009 annual meeting of shareholders. The shareholders elected David W. Sverre to serve as director of the Company until the 2008 annual meeting of shareholders. The terms of office of directors Hugh J. Kelly, Thomas E. Fairley, Ken C. Tamblyn, Gregory J. Cotter and John P. LaBorde continued after the annual meeting.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1)	Election of the following nominees for directors.

Kerry J. Chauvin

Number of Votes Cast For – 9,779,048

Number of Votes Cast Against or Withheld – 2,270,185

Number of Abstentions – None

Number of Broker Non-Votes – None

Alden J. Laborde

Number of Votes Cast For – 10,780,492

Number of Votes Cast Against or Withheld – 1,268,471

Number of Abstentions – None

Number of Broker Non-Votes – None

Huey J. Wilson

Number of Votes Cast For – 12,019,463

Number of Votes Cast Against or Withheld – 29,770

Number of Abstentions – None

Number of Broker Non-Votes – None

David W. Sverre

Number of Votes Cast For – 9,890,452

Number of Votes Cast Against or Withheld – 2,158,781

Number of Abstentions – None

Number of Broker Non-Votes – None

(2) Proposal to amend the Company’s 2002 Stock Incentive Plan to remove the limit applicable to awards of restricted stock and other stock-based awards.

Number of Votes Cast For – 10,154,856

Number of Votes Cast Against or Withheld – 206,701

Number of Abstentions – 495,434

Number of Broker Non-Votes – 1,192,242

Item 6. Exhibits

10.1	Fifth Amendment to Ninth Amended and Restated Credit Agreement among the Company, Whitney National Bank and JPMorgan Chase Bank N.A. dated March 31, 2006.

10.2	Amended and Restated 2002 Stock Incentive Plan

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 12, 2006, announcing the scheduled time for the release of its 2006 quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Joseph P. Gallagher, III
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: July 25, 2006

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Fifth Amendment to Ninth Amended and Restated Credit Agreement among the Company, Whitney National Bank and JPMorgan Chase Bank N.A. dated March 31, 2006.

10.2	Amended and Restated 2002 Stock Incentive Plan

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 12, 2006, announcing the scheduled time for the release of its 2006 second quarter earnings and its quarterly conference call.

E-1