Form 10-Q
period 2006-09-30
GULF ISLAND FABRICATION INC
filed 2006-11-09
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer	Accelerated Filer X	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                      No      X

The number of shares of the Registrant’s common stock, no par value per share, outstanding at November 8, 2006 was 13,977,568.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	(Note 1) December 31, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,282	$5,689
Short-term investments	—	30,212
Contracts receivable, net	53,087	30,790
Contract retainage	1,830	666
Costs and estimated earnings in excess of billings on uncompleted contracts	19,219	27,219
Prepaid expenses	2,901	2,352
Inventory	4,996	5,515
Recoverable income taxes	—	969

Total current assets	88,315	103,412
Property, plant and equipment, net	153,060	59,744
Intangible Assets (less accumulated amoritization of $622,000 at September 30, 2006)	778	—
Other assets	702	650

Total assets	$242,855	$163,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,226	$7,236
Billings in excess of costs and estimated earnings on uncompleted contracts	6,993	4,214
Accrued employee costs	6,504	3,318
Accrued expenses	2,602	1,503
Income taxes payable	7,249	—

Total current liabilities	37,574	16,271
Deferred income taxes	9,353	9,270
Notes payable	—	—

Total liabilities	46,927	25,541

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 13,967,188 and 12,278,621 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	9,145	4,964
Additional paid-in capital	82,453	44,415
Retained earnings	104,330	88,886

Total shareholders’ equity	195,928	138,265

Total liabilities and shareholders’ equity	$242,855	$163,806

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$90,494	$37,475	$237,818	$147,119
Cost of revenue	72,859	32,872	204,870	127,575

Gross profit	17,635	4,603	32,948	19,544
General and administrative expenses	2,638	1,492	6,825	4,378

Operating income	14,997	3,111	26,123	15,166

Other income (expense):
Interest expense	(130)	(9)	(419)	(45)
Interest income	54	358	227	955
Other	77	(3)	1,062	(5)

	1	346	870	905

Income before income taxes	14,998	3,457	26,993	16,071

Income taxes	4,522	1,245	8,411	5,786

Net income	$10,476	$2,212	$18,582	$10,285

Per share data:
Basic earnings per share	$0.75	$0.18	$1.35	$0.84

Diluted earnings per share	$0.75	$0.18	$1.34	$0.83

Weighted-average shares	13,948	12,255	13,743	12,231
Effect of dilutive securities: employee stock options	92	129	110	122

Adjusted weighted-average shares	14,040	12,384	13,853	12,353

Cash dividend declared per common share	$0.075	$0.075	$0.225	$0.225

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2006	12,278,621	$4,964	$44,415	$88,886	$138,265

Exercise of stock options	99,500	127	1,147	—	1,274

Income tax benefit from exercise of stock options	—	—	409	—	409

Net income	—	—	—	18,582	18,582

Compensation expense restricted stock	—	11	98	—	109

Compensation expense non-qualified stock options	—	43	384	—	427

Dividends on common stock	—	—	—	(3,138)	(3,138)

Issuance of common shares (due to acquisition of Gulf Marine)	1,589,067	4,000	36,000	—	40,000

Balance at September 30, 2006	13,967,188	$9,145	$82,453	$104,330	$195,928

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$18,582	$10,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,645	4,705
Amortization on intangible assets	622	—
Deferred income taxes	83	(415)
Compensation expense - stock plans	536	—
Changes in operating assets and liabilities:
Contracts receivable	(16,120)	8,024
Contract retainage	(1,164)	779
Costs and estimated earnings in excess of billings on uncompleted contracts	8,000	(12,357)
Prepaid expenses and other assets	(549)	(100)
Inventory	1,222	(1,623)
Accounts payable	6,990	335
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,654)	(5,024)
Accrued employee costs	3,054	511
Accrued expenses	1,099	274
Income taxes payable/recoverable	8,218	(92)

Net cash provided by operating activities	35,564	5,302

Cash flows from investing activities:
Capital expenditures, net	(22,241)	(3,107)
Proceeds from the sale of short-term investments	30,212	(1,377)
Payment for the purchase of net assets acquired, net of cash received	(41,487)	—

Net cash used in investing activities	(33,516)	(4,484)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,274	1,756
Tax benefit from exercise of stock options	409	415
Borrowings against/principle payments on notes payable	—	—
Payments of dividends on common stock	(3,138)	(2,751)

Net cash used in financing activities	(1,455)	(580)

Net change in cash and cash equivalents	593	238
Cash and cash equivalents at beginning of period	5,689	11,696

Cash and cash equivalents at end of period	$6,282	$11,934

Supplemental cash flow information:

Interest paid	$394	$147

Income taxes paid	$80	$6,153

Value of common shares issued for net assets acquired	$40,000	$—

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH

PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLP’s, SPAR’s and FPSO’s); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters; tanks and barges. The Company, with its corporate offices and three major subsidiaries located in Houma, Louisiana, and another major subsidiary located in San Patricio County, Texas, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since this date. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 – ACCOUNTING FOR STOCK BASED COMPENSATION

At September 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 Long-Term Incentive Plans in the Notes to the Consolidated

Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock – Based Compensation. No stock-based employee compensation cost was recognized in the Statements of Income for the three-month and nine-month periods ended September 30, 2005 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month and nine-month periods ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month and nine-month periods ended September 30, 2006, is $138,000 lower and $427,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three-month and nine-month periods ending September 30, 2006 would have been $95,000 higher and $295,000 higher, respectively, if the Company had not adopted Statement 123(R). Basic earnings per share for the three month period ended September 30, 2006 would have been $0.01 higher if the Company had not adopted Statement 123(R). Diluted earnings per share for the three month period ended September 30, 2006 would have remained the same if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the nine-month period ended September 30, 2006 would have been $0.02 higher and $0.02 higher, respectively, if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123(R) to options granted under the Company’s stock option plans for the three-month and nine-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense over the options’ vesting periods, and is estimated using the Black-Scholes-Merton option-pricing formula based on (i) expected option life (in years), (ii) expected volatility, (iii) risk-free interest rate and (iv) expected dividend yield. The expected term of the options is based on evaluations of historical and future employee exercise behavior. Expected volatility is based on historical volatility of the Company’s stock. The risk-free interest rate is based on a 10 year U.S. Treasury Bond and the expected dividend yield is based on dividend payments of the current year and stock price at year end.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Reported net income	$2,212	$10,285

Add back: Stock compensation costs, net of tax included in the determination of net income reported	—	—
Less: Stock compensation costs, net of tax, had option expense been measured at fair value applied to all awards	180	543

Pro forma net income	$2,032	$9,742

Weighted-average shares (basic) as reported	12,255	12,231
Adjusted weighted-average shares (diluted) as reported	12,384	12,353

Basic earnings-per-share
Reported net income	$0.18	$0.84
Pro forma net income	$0.17	$0.80

Diluted earnings-per-share
Reported net income	$0.18	$0.83
Pro forma net income	$0.16	$0.79

NOTE 3 – ACQUISITION OF GULF MARINE FABRICATORS

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of the Company’s common stock, which constitute approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides for the deep water SPAR Concept on Chevron’s Gulf of Mexico Tahiti project. The Company also assumed two significant non-fabrication contracts. One contract was for either the rental or purchase of three 600 ton crawler cranes. As of September 30, 2006, the Company had completed the purchase of the three crawler cranes for approximately $12 million. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006 and 2005, respectively. No pro forma adjustments were necessary for the three-months ended September 30, 2006, because Gulf Marine is included for the entire quarter. Pro forma adjustments include (i) additional depreciation related to the step-up in property, plant and equipment, (ii) adjustments to record the amortization related to intangible assets, (iii) adjustments for the increase in interest expense, and (iv) the related tax effects.

	Three-Months Ended September 30,
	2006	2005
		Pro Forma
	(in thousands, except per share amounts)
Revenue	$90,494	$43,332
Net income	$10,476	$1,404
Basic and diluted net income per share	$0.75	$0.10

	Nine-Months Ended September 30,
	2006	2005
	(in thousands, except per share amounts)
Pro forma revenue	$242,313	$172,844
Pro forma net income	$16,517	$6,054
Pro forma basic and diluted net income per share	$1.19	$0.44

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

$75,310

NOTE 4 - LINE OF CREDIT AND NOTES PAYABLE

On January 30, 2006, the Company and its lenders, JPMorgan Chase Bank, N.A. and Whitney National Bank, amended the Company’s credit facility, in part to accommodate our payment of part of the cash portion of the purchase price for the Acquisition. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. The amendment did not change the interest rate under the credit facility and borrowings continue to bear interest equal to, at the Company’s option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On May 11, 2006, the Company and its lenders entered into the Fifth Amendment to Ninth Amended and Restated Credit Agreement, which extends the term of the credit facility from July 31, 2008 to December 31, 2008.

On January 31, 2006, the Company borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition. At September 30, 2006, the Company had no borrowings outstanding under the credit facility, but had letters of credit outstanding totaling $19.1 million, which reduced the unused portion of the revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2006, the Company was in compliance with these covenants.

NOTE 5 - CONTINGENCIES

As previously reported, in November 2004, Gulf Island, L.L.C., a wholly-owned subsidiary of Gulf Island Fabrication, Inc., filed a breach of contract suit against J. Ray McDermott for non-payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. On or about September 21, 2006, the parties settled this dispute, which was dismissed by order dated September 22, 2006. As a result of this settlement, Gulf Island Fabrication, Inc. recognized a reduction in revenues of approximately $460,000 during the third quarter of 2006.

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. The sampling was completed on October 14, 2006, but the Company has not received the results of the new sampling. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $150,000 and remains unchanged. The Company has included in Accrued Expenses $150,000 which is the current estimated cost to remediate the site.

NOTE 6 - SALE OF MINDOC

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of MinDOC, L.L.C. for $1 million. The sales resulted in a gain of $983,000. The Company believed that the other member, being a marine/engineering company, was better suited to market the deepwater floating, drilling and production concept to potential customers, and the Company would retain the ability to bid on the fabrication of these projects. On September 27, 2006, the Company announced that its wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who has contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine has been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project.

NOTE 7 – NEW ACCOUNTING PRONOUNCEMENT

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

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2006 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

October 31, 2006

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

Introduction

Gulf Marine Fabricators

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine located in San Patricio County, Texas as further described in Note 3 to the financial statements in Item 1 and in the Forms 8-K and 8-K/A filed on February 3 and April 19, 2006, respectively. Included in our operating results are the operating results of Gulf Marine for the three-month period ended September 30, 2006 and for February through September of the nine-month period ended September 30, 2006. Those results are (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$37,299	$76,950
Cost of revenue	$27,598	$64,693
General and administrative expense	$996	$2,136

Backlog

As of September 30, 2006, the Company had a revenue backlog of $417.3 million and a labor backlog of approximately 3.8 million man-hours remaining to work, which consists of work remaining at September 30, 2006 and commitments received through the third quarter earnings release issued November 1, 2006, compared to the revenue backlog of $114.6 million and a labor backlog of 1.4 million man-hours reported in the Company’s Form 10-K at December 31, 2005.

Of the backlog at September 30, 2006, $395 million, or 95%, represented projects destined for deepwater locations compared to $74.5 million, or 65%, of projects destined for deepwater locations included in the December 31, 2005 backlog. The acquisition of Gulf Marine enabled the Company to more fully participate in the market for deepwater projects, which we believe will continue to expand as a proportion of total offshore projects. These deep water projects directly contributed to the much larger backlog at September 30, 2006.

Of the backlog at September 30, 2006, the Company expects to recognize revenues of approximately $75 million in the remainder of 2006, $256 million in 2007 and the remainder thereafter.

Results of Operations

The Company’s revenue for the three-month and nine-month periods ended September 30, 2006 was $90.5 million and $237.8 million respectively, an increase of 141.3% and 61.7% respectively, compared to $37.5 million and $147.1 million in revenue for the three-month and nine-month periods ended September 30, 2005. The majority of the increase in revenue for the three-month and nine-month periods was associated with the acquisition of Gulf Marine, which enabled the Company to more fully participate in the market for deepwater projects. Exclusive of Gulf Marine, revenue increased $15.7 million or 41.9% for the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2006, exclusive of Gulf Marine, revenue increased $13.8 million or 9.4%.

For the three-month and nine-month periods ended September 30, 2006, gross profit was $17.6 million (19.5% of revenue) and $32.9 million (13.9% of revenue), compared to gross profit of $4.6 million (12.3% of revenue) and $19.5 million (13.3% of revenue) for the three-month and nine-month periods ended September 30, 2005. Comparing the Company’s gross profit and gross profit margin for the three-month and nine-month periods ended September 30, 2006 to the same periods of 2005, requires an analysis of certain items that affected 2005 and 2006. During the third quarter of 2005, two major hurricanes struck the U. S. Gulf Coast imparting extensive damage to the offshore platforms and the infrastructure along the Gulf Coast. This damage negatively impacted the Gulf Coast fabrication industry, including our Company for the third and fourth quarters of 2005. During the first quarter of 2006, the Company acquired the Gulf Marine facilities. The start up period required to bring this new facility on line negatively impacted the first quarter of 2006. Once this facility was brought on line, however, its increased capacity and deepwater capabilities had a positive effect to the Company’s gross profit and gross profit margins beginning in the second quarter of 2006. The acquisition of Gulf Marine helped the Company to produce revenue, $90.5 million, and man-hours worked, 913,000, for the three months ended September 30, 2006. This compares to $37.5 million of revenue and 535,000 man-hours worked during the three months ended September 30, 2005. The 141% increase in revenue for the three months ended September 30, 2006 produced a higher gross profit margin because a smaller percentage of the revenue represented recovery of fixed costs. Exclusive of Gulf Marine, gross profit was $7.9 million, or 14.9% of revenue for the three-month period ended September 30, 2006 and $20.7 million, or 12.9% of revenue for the nine-month period ended September 30, 2006.

The Company’s general and administrative expenses were $2.6 million for the three-month period ended September 30, 2006 and $6.8 million for the nine-month period ended September 30, 2006. This compares to $1.5 million for the three-month period ended September 30, 2005 and $4.4 million for the nine-month period ended September 30, 2005. As a percentage of revenue, general and administrative expenses decreased to 2.9% from 4.0%, and to 2.9% from 3.0%, of revenue for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively. Exclusive of Gulf Marine, general and administrative expenses were $1.6 million, 3.0% of revenue, for the three-month period ended September 30, 2006, and $4.7 million, 2.9% of revenue, for the nine-month period ended September 30, 2006. Exclusive of Gulf Marine, the absolute dollar increase in general and administrative expenses represents the increases in salaries and wage related cost associated with the increase in production activities.

The Company had net interest expense of $76,000 and $192,000 for the three-month and nine-month periods ended September 30, 2006, respectively, compared to net interest income of $349,000 and $910,000 for the three-month and nine-month periods ended September 30, 2005. The change is primarily the result of borrowings incurred by the Company related to the acquisition of, and additional capital expenditures for, Gulf Marine.

The majority of the increase in income in “Other” in the “Other Income (Expense)” category is associated with the sale of the Company’s interest in MinDOC, which was effective January 23, 2006, and which generated a gain of $983,000.

The Company’s effective income tax rate was 30.2% and 31.2% for the three-month and nine-month periods ended September 30, 2006, respectively, compared to 36.0% of income before income taxes for both of the comparative periods of 2005. The decrease relates primarily to the change in the apportionment of taxable state income and employment hiring credits for both state and federal taxes.

Liquidity and Capital Resources

Historically the Company has funded its business activities primarily through cash generated from operations. The Company also maintains a revolving line of credit with its commercial banks. On January 30, 2006, the Company and its lenders amended the credit facility (“the Revolver”) to increase the maximum principal amount of the aggregate borrowings available under the credit facility from $20 million to $50 million. Borrowings under the Revolver continue to bear interest equal to, at the option of the Company, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On January 31, 2006, the Company borrowed $12 million against the Revolver to fund a portion of the cash purchase price of the acquisition of Gulf Marine. During the nine months ended September 30, 2006, the Company borrowed an additional $38.5 million against the Revolver to fund capital expenditures and working capital needs, but generated enough cash from operations to make payments of $50.5 million and eliminate the entire outstanding debt balance by September 30, 2006.

On May 11, 2006, the Company and its lenders entered into the Fifth Amendment to Ninth Amended and Restated Credit Agreement. The amendment extends the term of the credit facility from July 31, 2008 to December 31, 2008, and also facilitates certain banking services and certain guarantees. The Revolver is secured by the Company’s real estate, machinery and equipment, and fixtures. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2006, the Company had letters of credit outstanding totaling $19.1 million, which reduces the unused portion of the Revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2006 the Company was in compliance with these covenants.

At September 30, 2006, the Company’s cash balance was $6.3 million and working capital was $50.7 million, resulting in a current ratio of 2.35 to 1. Net cash provided by operating activities was $35.6 million for the nine-months ended September 30, 2006. Net cash used in investing activities for the nine-months ended September 30, 2006, was $33.5 million, which includes $41.5 million used in conjunction with the purchase of Gulf Marine, $22.2 million related to capital expenditures for equipment and improvements to its production facilities, and proceeds of $30.2 million from the sale of short-term investments. Net cash used in financing activities for the nine-month period ended September 30, 2006 was $1.5 million, which consisted of $50.5 million from the cumulative borrowings against the credit facility, cumulative principal payments of $50.5 million on the credit facility, $1.3 million from the exercise of stock options, $409,000 related to the tax benefit of stock options exercised and $3.1 million used to pay dividends on common stock.

Capital expenditures for the remaining three months of 2006 are estimated to be approximately $5.0 million, which includes the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that the Company’s available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund its capital expenditures and working capital needs through the end of 2007.

Contractual Obligations

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine-month period ended September 30, 2006, includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the three-month and nine-month periods ended September 30, 2006, is $138,000 lower and $427,000 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three-month and nine-month periods ending September 30, 2006 would have been $95,000 higher and $295,000 higher, respectively, if the Company had not adopted Statement 123(R). Basic earnings per share for the three month period ended September 30, 2006 would have been $0.01 higher if the Company had not adopted Statement 123(R). Diluted earnings per share for the three month period ended September 30, 2006 would have remained the same if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the nine-month period ended September 30, 2006 would have been $0.02 higher and $0.02 higher, respectively, if the Company had not adopted Statement 123(R).

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

Forward-Looking Statements

Statements under “Backlog”, “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and the Company’s ability to obtain them; competitive factors in the heavy marine fabrication industry; the Company’s ability to maintain and expand its current backlog; and the Company’s ability to attract and retain qualified production employees at acceptable compensation rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Except for the acquisition of Gulf Marine, which was effective January 31, 2006, there have been no changes during the fiscal quarter ended September 30, 2006, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating and assessing the effectiveness of the internal controls of Gulf Marine.

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

As reported in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, in November 2004, Gulf Island, L.L.C., a wholly-owned subsidiary of Gulf Island Fabrication, Inc., filed a breach of contract suit against J. Ray McDermott for non-payment of a portion of a contract completed by Gulf Island, L.L.C. earlier in 2004. On or about September 21, 2006, the parties settled this dispute, which was dismissed by order dated September 22, 2006. As a result of this settlement, Gulf Island Fabrication, Inc. recognized a reduction in revenues of approximately $460,000 during the third quarter of 2006.

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company as Amended and Restated through March 8, 2006, incorporated by reference to the Company’s Form 8-K filed March 13, 2006.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 13, 2006, announcing the scheduled time for the release of its 2006 quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Joseph P. Gallagher, III
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: November 9, 2006

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company as Amended and Restated through March 8, 2006, incorporated by reference to the Company’s Form 8-K filed March 13, 2006.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Registration Statement on Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 13, 2006, announcing the scheduled time for the release of its 2006 third quarter earnings and its quarterly conference call.

E-1