Form 10-K
period 2006-12-31
GULF ISLAND FABRICATION INC
filed 2007-03-16
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-22303

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

583 Thompson Road, Houma, Louisiana	70363
(Address of principal executive offices)	(zip code)

(985) 872-2100

(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2006 was approximately $273,162,114.

The number of shares of the registrant’s common stock, no par value per share, outstanding March 1, 2007 was 14,120,533.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2007 Annual Meeting of Shareholders to be held April 27, 2007 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

General

Gulf Island Fabrication, Inc., through our subsidiaries, is a leading fabricator of offshore drilling and production platforms, hull and/or deck sections of floating production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. We fabricate various structures, including jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as tension leg platforms (“TLPs”)), SPARs and FPSOs, piles, wellhead protectors, subsea templates and various production, compressor and utility modules, offshore living quarters, tanks and barges. We also provide certain services including offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo and steel warehousing and sales. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants.

Gulf Island Fabrication, Inc. was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See our discussion under the heading “Acquisition of Gulf Marine” for more information regarding this acquisition.

In April 1998 we formed a limited liability company called MinDOC, L.L.C. to patent, design and market a deepwater floating drilling, and production concept (“MinDOC”). During 2001, three of the participants terminated their respective interests in MinDOC, L.L.C. thus, effective October 1, 2001, we owned a 60% interest in MinDOC, L.L.C. with the balance owned by a marine engineering company. Effective January 23, 2006, we sold, for $1 million, our entire right, title and interest in MinDOC, L.L.C. to the other member of the company. We believed that the other member, being a marine engineering company, was better suited to market the deepwater floating, drilling and production concept to potential customers. On September 27, 2006, we announced that our wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who has contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine had been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project.

Effective January 1, 2000, all of the operating assets, buildings and properties owned directly by Gulf Island Fabrication, Inc. were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the company. As a result, Gulf Island Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries, which in addition to Gulf Island, L.L.C., include Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”) (specializing in the fabrication of living quarters for offshore platforms) and G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators (“Gulf Marine”).

Acquisition of Gulf Marine

Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located on 372 acres, all of which are currently developed for fabrication activities, in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to a subsequent purchase price adjustment of approximately $5.8 million received from the seller), (ii) 1,589,067 shares of our common stock, which constituted approximately 11% of our outstanding common stock, and (iii) assumption of certain liabilities. We assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides for its Tahiti project. The backlog associated with the fabrication contracts assumed at closing was $80.1 million with 921,000 man-hours remaining to work. We also assumed two significant non-fabrication contracts. Pursuant to the first contract, we purchased three crawler cranes for approximately $12 million during 2006. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

The Acquisition; enables us to perform dockside integration, provides us with increased rolled goods capabilities, affords 45 feet of water depth access to our facilities, the ability to construct 1,300 foot conventional jackets and tendons for floating production platforms, offers us much greater lifting capacity dockside (4,000 tons), and makes available an additional labor pool. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico. Simultaneously with the Acquisition, the Company and Technip-Coflexip USA Holdings, Inc., the former indirect parent of Gulf Marine, entered into a cooperation agreement pursuant to which we agree to work together on mutually agreed upon engineer, procure and construct (“EPC”) projects and engineer, procure, install and commission (“EPIC”) projects requiring fabrication work in the Gulf Coast region. Under this agreement, we have a right of first refusal on the fabrication work in connection with certain bids that Technip may submit.

We believe that spending by our customers and potential customers for projects for use in the Gulf of Mexico and international deepwater (generally, depths over 1,000 feet) will continue to grow as a percentage of their total offshore expenditures. These projects are typically much larger than projects for use in the shallow water. Our acquisition of Gulf Marine enables us to fabricate and assemble all components of deepwater construction projects, which we were previously limited from doing by the physical constraints of our Houma yards. We believe the Acquisition positions us as a leading U.S. deepwater fabricator. In addition, it has increased our labor pool, provided opportunities for additional work from our cooperation agreement with Technip and given us the largest fabrication capacity on the Gulf Coast. Although Gulf Marine was not profitable in years prior to our Acquisition, it was profitable in 2006. We believe that with the proper oversight and procedures, it will continue to be a profitable addition to our company.

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

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also have the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms, perform heavy lifts such as ship integration and TLP module integration; load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants.

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

Through Gulf Island, L.L.C. and Gulf Marine we fabricate the structural components of fixed platforms. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas, although in recent years there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the tubular pilings extending out of the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. We can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Our Gulf Marine south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45 feet deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for unlimited fabrication or assembly of any size structure in use today. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components our Houma facility participates in the construction of platforms requiring jackets and/or hulls that are larger than those we could transport through the Houma Navigation Canal.

Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections (which vary in diameter up to 25 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. Our ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish us from all but two of our domestic competitors.

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

Decks are built either as single structures or in sections and are installed on location by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and management believes that currently there are no decks installed anywhere in the world that could not have been constructed at our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect our share of the market for deck construction. Decks are installed on fixed and floating platforms.

We can also fabricate TLPs and sections of, or structures and tendons used in connection with, TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform’s deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet.

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections and hulls for use with TLPs of any size. With TLPs and other floating concepts as the alternative of choice for deepwater drilling and production platforms, our participation in this arena firmly established, and our recent acquisition of Gulf Marine, we believe we are well positioned to participate in the continued expansion into the deepwater areas.

We have fabricated subsea templates for use in connection with TLPs, which are structures that are installed on the seabed before development drilling begins. As exploration and drilling move into the deepwater of the Gulf of Mexico, we believe that there will be increased opportunities to fabricate subsea templates, as well as decks and other structures, for use in connection with TLPs.

In addition, we fabricate piles and other rolled goods, templates, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of our products are installed by marine construction contractors. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants.

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

The vessel shop can manufacture pressure vessels up to eleven feet in diameter and eight inches in thickness. The shop is equipped with a Cypress Circle Cutter and automated flux cored and submerged arc welding equipment. The vessel shop can also accommodate the construction of a 50 ton skid unit inside the facility.

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

Gulf Marine’s south yard (Ingleside, Texas) is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels.

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

We own all of the foregoing properties.

Equipment. Gulf Island, L.L.C.’s main yard houses its Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric section, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island, L.L.C.’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines Gulf Island, L.L.C. can essentially double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 17 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.’s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island, L.L.C. owns six, rubber tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island, L.L.C. owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

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

Gulf Marine’s SLD is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410-foot booms are 100 feet apart and provide a lifting height of 317 feet from the water. The unit is powered electro-hydraulically with each drum winch driven independently by two hydraulic motors. The lifting rate utilizing the double drum winch is 1.25 feet per minute and utilizing a single drum winch is 2.5 feet per minute. Gulf Marine also owns 12 crawler cranes, which range in tonnage capacity from 230 to 600 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 25 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day.

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

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug program and conduct periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees with safety awards every four to six months depending on the specific program in-place. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform work as a sub-contractor for one or more of our competitors. Over the past five years, sales of structures used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 80% of our revenue. The balance of our revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including North Africa, West Africa, Middle East, Latin America, the Caribbean, Offshore Canada and the North Sea.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 42% of revenue (42% Chevron Corporation) in 2006, 42% of revenue (19% Kerr McGee Corporation, 12% Amerada Hess Corporation, and 11% Keppel SLP Engineering Ltd.) in 2005, and 45% of revenue (21% Kerr McGee Corporation, 12% BHP Billiton, LTD, and 12% J. Ray McDermott, S.A.) in 2004. In addition, at December 31, 2006, 94% of the our backlog, which consists of work remaining at December 31, 2006 and commitments received through February 13, 2007, was attributable to 12 projects involving six customers. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

Most of our projects are awarded on a fixed-price, unit rate or alliance/partnering basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be in denominations of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure, which when aggregated determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s President and the Company’s Executive Vice President of Operations. As an incentive to control costs, each of Gulf Island, L.L.C., Dolphin Services, Southport and Gulf Maine give bonuses to its employees totaling 5% to 6%, depending on job position, of their separate company income before taxes.

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

	2006				2005				2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	18%	29%	29%	24%	29%	29%	20%	22%	29%	24%	21%	26%
Gross profit	10%	27%	44%	18%	27%	35%	19%	18%	32%	29%	16%	23%
Net income	9%	27%	47%	17%	27%	35%	17%	21%	33%	29%	14%	24%
Direct labor hours (in 000’s)	686	888	913	828	566	641	535	515	549	512	504	510

Because of seasonal effects, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonal effects on our operations. The direct effects of Hurricane Katrina and Rita happened during the third quarter of 2005 when our Houma facilities were shut-down for an aggregate of approximately 3 weeks in production days.

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Our marketing staff contacts engineering companies and oil and gas companies believed to have fabrication projects scheduled to allow us an opportunity to bid for the projects. Although price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have several domestic competitors, including J. Ray McDermott, S.A. and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in water depths greater than 300 feet. In addition to these companies, we compete with other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters as well as for the projects typically performed by Southport. Certain of our competitors have greater financial and other resources than we do.

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

Backlog

As of December 31, 2006, revenue backlog attributable to Gulf Island, L.L.C., Dolphin Services, Southport and Gulf Marine which consists of work remaining at December 31, 2006 and commitments received through February 13, 2007, was $429.1 million ($333.0 million of which management expects to be performed during 2007) and the corresponding man-hour backlog was 4.0 million hours remaining to work. Of the $429.1 million revenue backlog, approximately 94% was attributable to six customers.

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

In September of 2005, Hurricane Rita caused major silting problems in the lower reach of the Houma Navigation Canal that restricted vessels to less than 12 feet of draft to utilize the channel. The U.S. Army Corps of Engineers used emergency funds to perform maintenance dredging to bring the channel back to the design depth in the lower reach. Recently the U.S. Corps of Engineers dredged the upper reach back to the design depth from mile 10 to the Gulf Intercoastal Waterway. Although the channel depth is currently limited to 12 feet deep, we have not experienced any material or adverse effects to our Company as a result of the limitation, but are uncertain of events that may occur in the future.

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

Insurance

We maintain insurance, as well as self-insured retentions, against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects and general liability insurance. The Company and our subsidiaries, Gulf Island, L.L.C., Dolphin Services and Southport are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. We also maintain maritime employer’s liability insurance. Gulf Marine’s insurance coverage is similar to that maintained by Gulf Island, L.L.C., except that Texas workers’ compensation is subject to a $300,000 per occurrence deductible as well as for U. S. longshoreman and harbor workers’ coverage. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2006, the number of our employees ranged from approximately 1,100 to 1,800, and the number of contract laborers we used ranged from 17 to 299. As of February 1, 2007, we had approximately 1,800 employees. Although there may be a decline in our output during the winter months, we generally do not lay off employees during those months but reduce the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of our employees are employed pursuant to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

The demand for skilled piping and steel workers, predominately in the chemical plants and refineries, but also throughout the marine construction industry, increased during 2006 and continues to increase significantly. We have lost and will probably continue to lose additional employees to companies that are paying significantly higher wage rates. We need to replace these employees to a large extent with contract labor, which is typically more expensive than our own workforce. Without a reversal of these trends in the near future, we will potentially see additional reductions in our labor force, thus causing us to be more reliant on contract labor to successfully meet our customer demands. Thus, our estimated costs to complete our contracts could increase further and our profits could decline as a result.

In December 2004, the State of Louisiana through the Department of Labor Incumbent Worker Training Program (“IWTP”) awarded our Louisiana facility a grant for approximately $1.4 million. Our in-kind contribution was approximately $450,000 with the remainder provided by the state. The term of the grant was two years and reimburses us for training costs in the following areas: welding, scaffolding erection, blue print reading, water survival, safety, leadership and supervisory training and information technology. Our Houma employees were taught by either in-house or third party qualified instructors. Through December 15, 2006, the last day of our two-year grant program, 500 employees in our Houma facilities have been enrolled and have completed approximately 1,580 courses. The IWTP was implemented as a continuation of our commitment to attract, hire, retain, and promote quality skilled craft, supervisory and management personnel.

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

We have experienced significant growth in the past year through our recent acquisition of the Gulf Marine facility. We believe that our future success depends on our ability to successfully integrate the Gulf Marine operation into our business, and to effectively manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, increase in our use of contract labor, or all of these. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. The demand for skilled piping and steel workers, predominately in the chemical plants and refineries, but also throughout the marine construction industry, increased during 2006 and continues to increase significantly. We have lost and will probably continue to lose additional employees to companies that are paying significantly higher wage rates. We need to replace these employees to a large extent with contract labor, which is typically more expensive than our own workforce. Without a reversal of these trends in the near future, we will potentially see additional reductions in our labor force, thus causing us to be more reliant on contract labor to successfully meet our customer demands. Thus, our estimated costs to complete our contracts could increase further and our profits could decline as a result.

Our backlog is subject to change.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, pay us cancellation fees. However, due to the large dollar amounts of backlog estimated for a few projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow if the project is large.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. In addition, the failure of such structures during and after installation can result in similar injuries and damages. In addition, certain activities engaged in by employees of Dolphin Services that are not engaged in by our other employees, including piping interconnect and other service activities conducted on offshore platforms and activities performed on the spud barges owned by Dolphin Services, are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law, which laws operate to make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

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

Our industry is highly competitive.

The offshore platform industry is highly competitive, and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, and to a lesser extent, the availability and capability of equipment, and the reputation, experience and safety record of the contractor. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors have greater financial and other resources than we do.

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

Pricing structures common in the marine construction industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. As a result, we are responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material,

•	variations in productivity from the original estimates, and

•	errors in estimates or bidding.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. See “Business and Properties—Customer and Contracting”.

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

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year, such as Hurricanes Katrina and Rita in 2005, may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our Chief Executive Officer and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that the Company may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and the Company’s ability to meet the customer’s delivery schedule, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on the Company’s operating performance.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, and are also subject to a wide variety of foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Further, compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties—Government and Environmental Regulations”.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of February 1, 2007. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	59	Chairman of the Board, President and Chief Executive Officer
Kirk J. Meche	44	Executive Vice President—Operations
Murphy A. Bourke	62	Executive Vice President—Marketing
Joseph P. Gallagher, III	56	Vice President—Finance, Chief Financial Officer and Treasurer
William G. Blanchard	48	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Robert C. Anderson, II	50	President and Chief Executive Officer of Gulf Marine Fabricators (fabrication subsidiary)

Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Company’s President since the Company’s inception and as Chief Executive Officer since January 1990. Mr. Chauvin also served as the Company’s Chief Operating Officer from January 1989 to January 1990.

Kirk J. Meche has been Executive Vice President—Operations of the Company since 2001. Mr. Meche was President and Chief Executive Officer of Gulf Marine Fabricators from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island, L.L.C. our wholly-owned fabrication subsidiary from February 2001 until January 2006.

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

Robert C. “Clint” Anderson, II became President and Chief Executive Officer of Gulf Marine Fabricators, in October 2006. Mr. Anderson was employed by J. Ray McDermott from June 1981 until October 2006 in various management capacities and most recently as Executive Project Director.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 1, 2007 we had approximately 2,500 holders of record of our common stock.

The following table sets forth the high and low bid prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2006
First Quarter	$27.99	$21.55	$.075
Second Quarter	26.03	18.00	.075
Third Quarter	28.59	17.49	.075
Fourth Quarter	40.20	23.09	.075

Fiscal Year 2005
First Quarter	$25.62	$21.25	$.075
Second Quarter	24.68	17.73	.075
Third Quarter	29.10	19.66	.075
Fourth Quarter	30.26	22.92	.075

In each quarter of 2006, our Board of Directors declared a dividend of $0.075 per share on the shares of our common stock outstanding, totaling $4.2 million. In each quarter of 2005, our Board of Directors declared a dividend of $0.075 per share on the shares of our common stock outstanding, totaling $3.7 million. On March 1, 2007, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 26, 2007 to shareholders of record on March 14, 2007. The future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2001 to December 31, 2006, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on December 31, 2001 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec02	Dec03	Dec04	Dec05	Dec06
GULF ISLAND FABRICATION, INC.		29.90	4.80	29.47	12.78	53.52
S&P 500 INDEX		-22.10	28.68	10.88	4.91	15.79
S&P 500 OIL & GAS EQUIPMENT & SERVICES		-11.49	24.74	31.86	48.57	15.54

	Base Period Dec01	INDEXED RETURNS Years Ending
Company / Index		Dec02	Dec03	Dec04	Dec05	Dec06
GULF ISLAND FABRICATION, INC.	100	129.90	136.13	176.25	198.76	305.13
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 OIL & GAS EQUIPMENT & SERVICES	100	88.51	110.41	145.60	216.31	249.92

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2006 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2006 (1)	2005	2004	2003	2002
	(in thousands, except per share data)
Income Statement Data:
Revenue	$312,181	$188,545	$173,878	$203,667	$142,919
Cost of revenue	273,768	164,548	151,205	174,765	123,643

Gross profit	38,413	23,997	22,673	28,902	19,276
General and administrative expenses	9,137	5,681	4,818	5,168	4,231

Operating income	29,276	18,316	17,855	23,734	15,045
Net interest income	(114)	1,340	478	174	572
Other, net income (expense)	1,261	(460)	(21)	19	52

Income before income taxes	30,423	19,196	18,312	23,927	15,669
Income taxes	9,098	6,209	6,270	8,135	5,332

Net income before cumulative effect of change in accounting principle	21,325	12,987	12,042	$15,792	$10,337
Cumulative effect of change in accounting principle (2)	—	—	—	—	(4,765)

Net income	21,325	12,987	12,042	$15,792	$5,572

Income Summary Data: (Pro Forma (Unaudited)):
Basic earnings per share:
Net income before cumulative effect of in accounting principle	$1.54	$1.06	$1.00	$1.34	$0.88
Cumulative effect of change in accounting principle	—	—	—	—	(0.41)

Basic earnings per share	$1.54	$1.06	$1.00	$1.34	$0.47

Diluted earnings per share:
Net income before cumulative effect of in accounting principle	$1.53	$1.05	$0.99	$1.33	$0.87
Cumulative effect of change in accounting principle	—	—	—	—	(0.40)

Diluted earnings per share	$1.53	$1.05	$0.99	$1.33	$0.47

Basic weighted-average common shares	13,812	12,242	12,054	11,779	11,731

Adjusted weighted-average common shares	13,934	12,376	12,188	11,895	11,817

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$54,551	$87,141	$75,214	$60,711	$52,327
Property, plant and equipment, net	155,440	59,744	60,346	58,259	47,471
Total assets	251,448	163,806	152,285	140,316	113,148
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (3)	3,315	2,257	2,075	2,337	1,856
Backlog as of December 31, (4)
Direct labor hours	4,028	1,436	1,075	1,310	1,253
Dollars	$429,080	$114,610	$88,203	$99,223	$92,509

(1)	Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See Note 3 to the Notes to Consolidated Financial Statements in Item 8.
(2)	In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which established a new method of testing goodwill for impairment using a fair-value-based approach and eliminated the amortization of goodwill as previously required by Accounting Principles Board (“APB”) Opinion 17, “Intangibles.” We adopted SFAS No. 142 effective January 1, 2002, and completed the required transitional impairment test during the quarter ended March 31, 2002. As a result of the transitional impairment test, we calculated an impairment charge of $4.8 million. The impairment charge was calculated based on fair value using an expected cash flow approach. The transitional impairment charge is reflected as a cumulative effect of change in accounting principle as of January 1, 2002.
(3)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(4)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects on which a customer has authorized us to begin work or purchase materials. The backlog as of each year end includes commitments received following December 31st, as described in Item 1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Introduction and Outlook

Our results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and natural gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) our ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) our ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends of oil and natural gas prices, exploration and production companies’ expectations of future oil and natural gas prices, and changes in technology that reduce costs and improve expected returns on investment.

During the year-end close process, we discovered an error regarding the estimated revenue on the Tahiti contract, which we assumed when we acquired Gulf Marine Fabricators, effective January 31, 2006. We determined that the amount of revenue we recognized on this contract during the first three quarters of 2006 was overstated. We included in Note 14 Quarterly Operating Results (Unaudited), previously reported and restated quarterly financial results for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and will not amend its previous filings.

Gulf Marine Fabricators

Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine located in San Patricio County, Texas as further described in Note 3 to the financial statements in Item 8 and in the Forms 8-K and 8-K/A filed on February 3 and April 19, 2006, respectively. Included in our operating results are the operating results for Gulf Marine for February through December of the twelve month period ended December 31, 2006. Those results are (in thousands):

Twelve Months Ended December 31, 2006
Revenue	$111,434
Cost of revenue	$97,536
General and administrative expense	$3,146

Backlog

As of December 31, 2006, we had a revenue backlog of $429.1 million and a labor backlog of approximately 4.0 million man-hours remaining to work, which consists of work remaining at December 31, 2006 and commitments received through February 13, 2007, compared to the revenue backlog of $114.6 million and a labor backlog of 1.4 million man-hours reported in our Form 10-K at December 31, 2005.

Of the backlog at December 31, 2006, $412 million, or 96%, represented projects destined for deepwater locations compared to $74.5 million, or 65%, of projects destined for deepwater locations included in the December 31, 2005 backlog. The acquisition of Gulf Marine enabled us to more fully participate in the market for deepwater projects, which we believe will continue to expand as a proportion of total offshore projects. These deepwater projects directly contributed to the much larger backlog at December 31, 2006.

Of the backlog at December 31, 2006, we expect to recognize revenues of approximately $330.0 million (78%) during calendar year 2007 and $96.1 million during calendar year 2008.

During 2006, our workforce ranged from approximately 1,100 to 1,800 employees. Demand for our products and services dictate our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2006, our use of contract labor ranged from approximately 17 to 299.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note 1 in the Notes to Consolidated Financial Statements), the following involves a higher degree of judgment and complexity:

Revenue Recognition

The majority of our revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, we would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Profit incentives from customers are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

Our revenue for the twelve month period ended December 31, 2006 was $312.2 million, an increase of 65.6%, compared to $188.5 million in revenue for the twelve month period ended December 31, 2005. The majority of the increase in revenue was associated with the acquisition of Gulf Marine, which enabled us to more fully participate in the market for deepwater projects. Exclusive of Gulf Marine, revenue increased $12.2 million or 6.5% for the twelve month period ended December 31, 2006.

For the twelve month period ended December 31, 2006, gross profit was $38.4 million (12.3% of revenue) compared to gross profit of $24.0 million (12.7% of revenue) for the twelve months ended December 31, 2005. Comparing our gross profit and gross profit margin for the twelve month period ended December 31, 2006 to the same periods of 2005, requires an analysis of certain items that affected 2005 and 2006. During the third quarter of 2005, two major hurricanes struck the U. S. Gulf Coast imparting extensive damage to the offshore platforms and the infrastructure along the Gulf Coast. This damage negatively impacted the Gulf Coast fabrication industry, including us, for the third and fourth quarters of 2005. The pressure placed on the existing skilled labor by the rebuilding of the Gulf Coast after hurricanes Katrina and Rita, the upgrading of the petro-chemical plants in the area, and the high demand for skilled labor throughout the marine construction industry caused us to incur increased labor costs and to rely more heavily on contract labor, not only during 2005, but throughout 2006. The increased employee and contract labor costs, particularly on two large contracts in our backlog that were bid before Hurricanes Katrina and Rita, was the major cause of the reduction in gross profit margin to 12.3% of revenue for 2006, from 12.7% of revenue for 2005. We also experienced an increase in raw material costs. In addition, during the first quarter of 2006, we acquired the Gulf Marine facilities. The acquisition of Gulf Marine helped us to produce total revenue of $312.2 million and man-hours worked of 3.3 million, for the twelve months ended December 31, 2006. This compares to $188.5 million of revenue and 2.3 million man-hours worked during the twelve months ended December 31, 2005. This 65.6% increase in revenue for 2006 when compared to 2005, although at a reduced gross profit margin, enabled us to increase gross profit by $14.4 million, or a 60.1% increase over 2005 gross profit.

Our general and administrative expenses were $9.1 million for the twelve month period ended December 31, 2006. This compares to $5.7 million for the twelve month period ended December 31, 2005. As a percentage of revenue, general and administrative expenses decreased slightly to 2.9%, from 3.0% of revenue, for the twelve month periods ended December 31, 2006 and December 31, 2005, respectively. Exclusive of Gulf Marine, general and administrative expenses were $6.0 million, 3.0% of revenue, for the twelve month period ended December 31, 2006. Exclusive of Gulf Marine, the absolute dollar increase in general and administrative expenses was due primarily to increases in salaries and wage related cost associated with the increase in production activities.

We had net interest expense of $114,000 for the twelve month period ended December 31, 2006, compared to net interest income of $1.3 million for the twelve month period ended December 31, 2005. The change is primarily the result of borrowings incurred by us related to the acquisition of, and additional capital expenditures for, Gulf Marine, during 2006.

In the “Other” section, of the “Other Income (Expense)” category, for 2006, is a net income of $1.3 million. The majority of this income was the result of the sale of our interest in MinDOC, which was effective January 23, 2006, and which generated a gain of approximately $1.0 million. The remainder was from the gain on the sale of other fixed assets. For 2005, the “Other” section was a net expense of $460,000. The majority of this expense ($450,000) reflects the market loss we recorded as a result of the liquidation of short term investments in January 2006 in anticipation of the acquisition of Gulf Marine’s assets. FASB 115 required that we record the loss in 2005.

Our effective income tax rate was 29.9% for the twelve month period ended December 31, 2006, compared to 32.3% of income before income taxes for the twelve month period ended December 31, 2005. The decrease relates primarily to the change in the apportionment of taxable state income and employment hiring credits for both state and federal taxes.

Comparison of the Years Ended December 31, 2005 and 2004

We experienced an 18.0% increase in revenue, 8.0% increase in gross profit, and an 8.2% increase in net income for the first six months of 2005 compared to the first six months of 2004. This up cycle was soon slowed by the direct and residual effects of the worst hurricane season in recorded history. The direct effects of Hurricanes Katrina and Rita happened during the third quarter of the year when our facilities had to be shut-down for an aggregate of approximately 3 weeks in production days. The residual effects, which took the form of displaced employees, disrupted material and supply delivery, and a deficient water depth in the Houma Navigational Canal, lasted throughout the remainder of 2005.

Even with the inefficiencies endured during the second half of the year, our revenue for the year ended December 31, 2005 was $188.5 million, an increase of 8.4%, compared to $173.9 million in revenue for the year ended December 31, 2004.

Cost of revenue was $164.5 million in 2005 compared to $151.2 million in 2004. Cost of revenue consists of costs associated with the fabrication process, including direct costs (such as direct labor hours, raw materials, subcontractor cost, and contract labor) allocated to specific projects and indirect costs (such as supervisory labor, utilities, welding supplies and equipment costs) associated with production but not directly related to a specific project. Although we experienced inefficiencies in production hours caused by unfavorable weather conditions in the second and third quarters of 2005, we were able to partially regain those efficiencies in the fourth quarter as the residual effects of the hurricanes became less severe. Consequently, as a percentage of revenue, the cost of revenue increased only slightly to 87.3% for 2005 compared to 87.0% for 2004 and our gross profit margin declined slightly to 12.7% for 2005 compared to 13.0% for 2004.

Our general and administrative expenses were $5.7 million for the year ended December 31, 2005, compared to $4.8 million for the year ended December 31, 2004. The general and administrative costs for 2004 were reduced by a $223,000 recovery of a previously impaired accounts receivable. The remaining $600,000 of variance was the result of (i) legal costs related to the breach of contract suit filed against J. Ray McDermott and for contract review and (ii) general labor related costs including salaries and incentive bonuses.

Our net interest income increased to $1.3 million for 2005 compared to $478,000 for 2004. Due to a significant increase in the weighted average amount of short term investments ($29.7 million during 2005, compared to $20.3 million during 2004) and a significant increase in the weighted average yield (4.05% for 2005, compared to 2.73% for 2004), we were able to generate 272% greater net interest income.

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

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. We also maintain a revolving line of credit (“the Revolver”) with a commercial bank, but, prior to 2006, had not drawn on it since December 1998. At December 31, 2006, our cash and cash equivalents totaled $10.3 million. Net cash provided by operating activities was $43.0 million for the year ended December 31, 2006. Working capital was $54.6 million and the ratio of current assets to current liabilities was 2.4 to 1 at December 31, 2006. Our primary source of cash is cash receipts related to contract receivables. In the early phases of a new project, we utilize our cash to purchase material and outside services and increase labor activities, which results in a reduction of cash and an increase in contract receivables. The $500,000 of net cash provided by financing activities for the period ended December 31, 2006 was made up of $3.3 million of proceeds from the exercise of stock options and $1.3 million of tax benefit from the exercise of stock options less $4.2 million in payments of dividends on common stock. Net cash used in investing activities for the year ended December 31, 2006 was $38.9 million, which included $30.2 million from the sale of short-term investments, $27.6 million of capital expenditures, and $41.5 million of investments in subsidiary. Capital expenditures during 2006 were for improvements to our production facilities and for equipment designed to increase the capacity of our facilities and the productivity of our labor force. Included in capital expenditures for 2006 was the purchase of three Demag Model 2800 crawler cranes for approximately $12.8 million.

As of December 31, 2006, our Revolver provided for a revolving line of credit of up to $50.0 million, which bears interest equal to, at our option, the prime lending rate established by J.P. Morgan Chase Bank, N.A. or LIBOR plus 1.5%. The Revolver is secured by a mortgage on our real estate, equipment and fixtures. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the average unused portion of the line of credit. At December 31, 2006, there were no borrowings outstanding under the credit facility, but we did have letters of credit outstanding totaling approximately $19.1 million which reduces the unused portion of the Revolver. We are required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2006, we were in compliance with these covenants.

On March 5, 2007, the Revolver was amended to extend the term of the Revolver to December 31, 2009. All other terms and conditions were basically unaffected by this amendment. At March 5, 2007, there were no borrowings outstanding and approximately $35.9 million of letters of credit outstanding under the Revolver.

Our Board of Directors approved a capital budget of approximately $40.1 million for 2007, which includes the purchase of equipment and additional yard and facility expansion and improvements.

Management believes that for the next 12 months its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and our working capital needs. However, we may expand our operations through acquisitions in the future, which may require additional equity or debt financing.

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2006 (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$3,377	$869	$2,508	—
Purchase commitment—equipment (2)	1,653	1,653	—	—
Purchase commitment—raw material (3)	18,233	18,233	—	—

	$23,263	$20,755	$2,508	$—

(1)	Operating leases are commitments for office space, office equipment and equipment rentals.
(2)	Purchase commitment—equipment is a commitment related to a purchase order agreements.
(3)	Purchase commitment—raw materials is a commitment related to receiving, from a steel supplier, steel plate used in project fabrication.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in its operations or investment portfolio. Effective January 30, 2006 we have a $50.0 million line of credit with our primary commercial banks. Under the terms of the revolving credit agreement, we may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. We do not believe that we have any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements and the accompanying notes to consolidated financial statements appear on pages F-1 through F-19 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 30.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gulf Island Fabrication, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Gulf Island Fabrication, Inc. and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 15, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	289,860		$16.89	217,514
Equity compensation plans not approved by security holders	0			0

Total	289,860	(1)		217,514

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2006, these shares would represent 2.1% of the then total outstanding shares of the company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

graving dock	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2000:	International Standards of Operations 9001-2000—Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

G-1

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004,) “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 15, 2007

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,302	$5,689
Short-term investments	—	30,212
Contracts receivable, net	57,229	30,790
Contract retainage	1,785	666
Costs and estimated earnings in excess of billings on uncompleted contracts	14,869	27,219
Prepaid expenses and other	2,839	2,352
Inventory	4,793	5,515
Recoverable income taxes	2,948	969

Total current assets	94,765	103,412
Property, plant and equipment, net	155,440	59,744
Intangible assets (less accumulated amortization of $856,000 at December 31, 2006)	544	—
Other assets	699	650

Total assets	$251,448	$163,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,786	$7,236
Billings in excess of costs and estimated earnings on uncompleted contracts	19,806	4,214
Accrued employee costs	5,327	3,318
Accrued expenses	2,295	1,503

Total current liabilities	40,214	16,271
Deferred income taxes	10,478	9,270

Total liabilities	50,692	25,541
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,117,333 and 12,278,621 shares issued and outstanding at December 31, 2006 and December 31, 2005	9,368	4,964
Additional paid-in capital	85,365	44,415
Retained earnings	106,023	88,886

Total shareholders’ equity	200,756	138,265

Total liabilities and shareholders’ equity	$251,448	$163,806

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue	$312,181	$188,545	$173,878
Cost of revenue	273,768	164,548	151,205

Gross profit	38,413	23,997	22,673
General and administrative expenses	9,137	5,681	4,818

Operating income	29,276	18,316	17,855
Other income (expense):
Interest expense	(473)	(55)	(147)
Interest income	359	1,395	625
Other—net	1,261	(460)	(21)

	1,147	880	457

Income before income taxes	30,423	19,196	18,312
Income taxes	9,098	6,209	6,270

Net income	$21,325	$12,987	$12,042

Earnings per share data:
Basic earnings per share	$1.54	$1.06	$1.00

Diluted earnings per share	$1.53	$1.05	$0.99

Cash dividend declared per common share	$0.30	$0.30	$0.20

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2004	11,801,618	4,340	37,310	69,641	—	111,591
Exercise of stock options	349,423	440	3,950	—	—	4,390
Income tax benefit from exercise of stock options	—	—	1,066	—	—	1,066
Net Income	—	—	—	12,042	—	12,042
Unrealized (loss) on available-for- sale securities (net of tax)	—	—	—	—	(93)	(93)

Comprehensive income						11,949
Dividends on common stock	—	—	—	(2,412)	—	(2,412)

Balance at December 31, 2004	12,151,041	$4,780	$42,326	$79,571	$(93)	$126,584
Exercise of stock options	127,580	183	1,651	—	—	1,834
Income tax benefit from exercise of stock options	—	—	425	—	—	425
Net Income	—	—	—	12,987	—	12,987
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	93	93

Comprehensive income						13,080
Issuance of restricted stock	—	—	—	—	—	—
Compensation expense—restricted stock	—	1	13	—	—	14
Dividends on common stock	—	—	—	(3,672)	—	(3,672)

Balance at December 31, 2005	12,278,621	$4,964	$44,415	$88,886	$—	$138,265
Exercise of stock options	244,240	334	3,001	—	—	3,335
Income tax benefit from exercise of stock options	—	—	1,317	—	—	1,317
Net Income	—	—	—	21,325	—	21,325
Issuance of common stock -restricted stock vesting	6,290	—	—	—	—	—
Cancellation of common stock -restricted stock vesting	(885)	(3)	(31)	—	—	(34)
Compensation expense—restricted stock	—	16	151	—	—	167
Compensation expense—non-qualifed stock options	—	57	512	—	—	569
Dividends on common stock	—	—	—	(4,188)	—	(4,188)
Issuance of common stock	1,589,067	4,000	36,000	—	—	40,000

Balance at December 31, 2006	14,117,333	$9,368	$85,365	$106,023	$—	$200,756

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$21,325	$12,987	$12,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,653	6,279	6,041
Amortization expense	856	—	—
Impairment expense	—	454	—
Deferred income taxes	1,208	(355)	1,595
Excess tax benefits from share-based payment arrangements	(1,317)	(425)	(1,066)
Compensation expense—stock compensation plans	736	14	—
Changes in operating assets and liabilities:
Contracts receivable, net	(20,262)	6,287	5,366
Contract retainage	(1,119)	1,768	4,628
Costs and estimated earnings in excess of billings on uncompleted contracts	12,350	(21,067)	(346)
Prepaid expenses, inventory and other assets	938	(3,023)	(798)
Accounts payable	5,550	1,448	(3,149)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,159	(2,651)	862
Accrued employee costs	1,842	699	(1,287)
Accrued expenses	792	699	(153)
Income taxes payable (recoverable)	(662)	(158)	(212)

Net cash provided by operating activities	$43,049	$2,956	23,523
Cash flows from investing activities:
Capital expenditures, net	(27,626)	(5,677)	(8,145)
Payment for the purchases of net assets acquired, net of cash received	(41,487)	—	—
Proceeds from the sale of equipment	—	—	18
Proceeds from the sale of short-term investments	30,212	—	—
Purchase of short-term investments	—	(1,873)	(14,756)

Net cash used in investing activities	(38,901)	(7,550)	(22,883)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,336	1,834	4,390
Excess tax benefit from share-based payment arrangements	1,317	425	1,066
Payments of dividends on common stock	(4,188)	(3,672)	(2,412)

Net cash provided by (used in) financing activities	465	(1,413)	3,044

Net increase (decrease) in cash and cash equivalents	4,613	(6,007)	3,684
Cash and cash equivalents at beginning of period	5,689	11,696	8,012

Cash and cash equivalents at end of period	$10,302	$5,689	$11,696

Supplemental cash flow information:
Interest paid	$396	$157	$53

Income taxes paid, net of refunds	$8,551	$6,774	$4,812

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and three major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since this date.

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs and FPSOs); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters; tanks and barges. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management include contract revenues, costs and profits and the application of percentage-of-completion (POC) method of accounting. Actual results could differ from those estimates.

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

For securities classified as available-for-sale, Financial Accounting Standard Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, requires that a company recognize in earnings all declines in fair value below the cost basis that are considered other-than-temporary. In January 2006, the Company sold all of its available-for-sale securities and used the proceeds as a portion of the cash required

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for the acquisition of the assets of Gulf Marine Fabricators (see Note 3—Acquisition of Gulf Marine Fabricators). As a result, the Company determined there would not be sufficient time to allow for any anticipated recovery in fair value. Consequently, during December 2005, the Company recorded an impairment of $454,000 to recognize the entire unrealized losses associated with the available-for-sale securities, thus eliminating the balance in accumulated other comprehensive income.

Concentration of Credit Risk

The principal customers of the Company are the major and large independent oil and gas companies. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, the Company extends credit to its customers on a short-term basis. Because the Company’s principal customers are major oil and natural gas exploration, development and production companies, credit risks associated with its customers are considered minimal. However, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation to employees under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations as described in Note 16 of the Notes to Consolidated Financial Statements. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had recognized compensation expense by applying the fair value based method to all awards as provided under FASB No. 123, Accounting for Stock-Based Compensation, (Statement 123). For purpose of the pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options’ vesting period. Since the Company’s options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company’s pro forma information for the years ended December 31 is as follows (in thousands, except per share data):

	2005	2004
Net income as reported	$12,987	$12,042
Add stock-based employee compensation expense included in reported net income, net of related tax effect	9	—
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(731)	(719)

Pro forma net income including the effect of options	$12,265	$11,323

Basic earnings per share:
As reported	$1.06	$1.00
Pro forma including the effect of options	$1.00	$0.94
Diluted earnings per share:
As reported	$1.05	$0.99
Pro forma including the effect of options	$0.99	$0.93

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Compensation expense is recognized on a straight-line basis over the vesting or service period and is net of forfeitures. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was $569,000 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the year ending December 31, 2006 would have been $404,000 higher if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.03 higher and $0.03 higher, respectively, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.3 million excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Accrued Employee Cost—Workers Compensation Liability

The Company and its subsidiaries Gulf Island, L.L.C., Dolphin Services and Southport are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value as an impairment charge. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Revenue Recognition

Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Included in revenue for 2006, is approximately $4.2 million related to unapproved change orders or claims for extra work. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Restatement of 2006 Quarterly Results

During the year-end close process, the Company discovered an error regarding the estimated revenue on the Tahiti contract, which the Company assumed when it acquired Gulf Marine Fabricators, effective January 31, 2006. The Company determined that the amount of revenue it had recognized on this contract during the first three quarters of 2006 was overstated. The Company has included in Note 14 Quarterly Operating Results (Unaudited), previously reported and restated quarterly financial results for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and will not amend its previous filings.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

2. NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN 48—Accounting for Uncertainty in Income Taxes with respect to FASB 109—Accounting for Income Taxes regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. ACQUISITION OF GULF MARINE FABRICATORS

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The acquisition of these facilities enable us to perform dockside integration, provides us with increased rolled goods capabilities, affords 45 feet of water depth access to our facilities, the ability to construct 1,300 foot conventional jackets, and tendons for floating production platforms, offers us much greater lifting capacity dockside (4,000 tons), and an additional labor pool. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to a subsequent purchase price adjustment of approximately $5.8 million received from the seller), (ii) 1,589,067 shares of the Company’s common stock, which constitute approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contracts, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides for the deepwater SPAR concept on Chevron’s Gulf of Mexico Tahiti project. The Company also assumed two significant non-fabrication contracts. One contract was for either the rental or purchase of three 600 ton crawler cranes. As of September 30, 2006, the Company had completed the purchase of the three crawler cranes for approximately $12 million. The other contract, which terminates in 2010, is for the charter hire of a tug and barge for $836,000 per year.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006 and 2005, respectively.

	Twelve-Months Ended December 31,
	2006	2005
	(in thousands, except per share amounts)
Pro forma revenue	$316,676	$230,103
Pro forma net income	$19,260	$7,731
Pro forma basic net income per share	$1.39	$0.63
Pro forma basic and diluted net income per share	$1.38	$0.62

The following table sets forth the cost and related purchase price allocation of the assets acquired and liabilities assumed resulting from the Gulf Marine Acquisition.

Cost of the acquisition (in thousands):
Cash paid from the proceeds of debt	$12,000
Cash paid from cash on hand	27,648
Cash paid for other Acquisition cost	1,487
Cash received from seller for assumed liabilities	(5,825)
Issuance of common stock	40,000

$75,310

Allocation of the purchase price;
Property, plant and equipment	$79,772
Intangibles (amortization for 18 months)	1,400
Inventory	703
Current liabilities	(6,565)

$75,310

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DISPOSITION OF MINDOC, L.L.C.

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of MinDOC, L.L.C. for $1 million. The sale resulted in a gain of $983,000. The Company believed that the other member, being a marine engineering company, was better suited to market the deepwater floating, drilling and production concept to potential customers. On September 27, 2006, the Company announced that its wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who has contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine has been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project.

5. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2006	2005
Completed contracts	$4,647	$9,110
Contracts in progress:
Current	52,582	21,680
Retainage due within one year	1,785	666

	59,014	31,456
Less allowance for doubtful accounts	—	—

	$59,014	$31,456

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2006	2005
Costs incurred on uncompleted contracts	$302,841	$183,637
Estimated profit earned to date	34,442	23,295

	337,283	206,932
Less billings to date	342,220	183,927

	$(4,937)	$23,005

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2006	2005
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,869	$27,219
Billings in excess of costs and estimated earnings on uncompleted contracts	(19,806)	(4,214)

	$(4,937)	$23,005

The cost and estimated earnings in excess of billings on uncompleted contracts decreased significantly in 2006 compared to 2005. At the end of 2005, 55% of the amount was attributable to a milestone billing contract

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with Keppel SLP Engineering Ltd. to fabricate two jackets and sets of piles for PEMEX, Mexico’s National Oil Company. Pursuant to the terms of this contract, which are not typical compared to our other jobs, we must achieve certain milestones prior to billing the customer. A majority of milestones on this contract were met during 2006, thus enabling the Company to bill the customer. Similarly, the billings in excess of costs and estimated earnings on uncompleted contracts increased significantly in 2006 compared to 2005 as a result of the Company billing certain customers in excess of the amount earned to date on that particular contract.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2006	2005
Land	$9,227	$3,736
Buildings	48,499	19,352
Machinery and equipment	118,899	63,573
Furniture and fixtures	2,585	2,169
Transportation equipment	2,588	1,848
Improvements	31,025	21,015
Construction in progress	7,373	1,642

	220,196	113,335
Less accumulated depreciation	64,756	53,591

	$155,440	$59,744

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2006, 2005, and 2004, the Company expensed $2.8 million, $1.8 million, and $1.8 million, respectively, related to these leases.

8. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Depreciation	$11,810	$10,215

	11,810	10,215
Deferred tax assets:
Employee benefits	358	330
Uncompleted contracts	916	262
Unrealized loss short-term investments	—	170
Compensation expense on stock options	58	—
State tax credits	—	88
Other benefits	—	95

Total deferred tax assets:	1,332	945

Net deferred tax liabilities:	$10,478	$9,270

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2006	2005	2004
Current:
Federal	$7,703	$7,021	$4,367
State	187	(456)	308

Total current	7,890	6,565	4,675

Deferred:
Federal	1,179	(537)	1,490
State	29	182	105

Total deferred	1,208	(355)	1,595

Income taxes	$9,098	$6,209	$6,270

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2006	%	2005	%	2004	%
U.S. statutory rate	$10,648	35.0%	$6,719	35.0%	$6,409	35.0%
Increase (decrease) resulting from:
State income taxes	215	0.7	—	—	413	2.3
Foreign sales	(135)	(0.4)	(228)	(1.2)	(356)	(1.9)
Qualified Production Activities
Income—Deduction	(229)	(0.8)	(187)	(1.0)	—	—
Federal Work Opportunity Tax Credit	(1,254)	(4.1)	—	—	—	—
Other	(147)	(0.5)	(95)	(0.5)	(196)	(1.2)

Income tax expense	$9,098	29.9%	$6,209	32.3%	$6,270	34.2%

The Company’s 2006 effective annual tax rate was 29.9%. This rate reflects State and Federal tax credits available to the Company through various incentive programs. Exclusive of the State and Federal tax credits, the Company’s effective annual tax rate would have been 34.4%.

9. LINE OF CREDIT

On January 30, 2006, the Company and its lenders, JPMorgan Chase Bank, N.A. and Whitney National Bank, amended the Company’s credit facility, in part to accommodate our payment of part of the cash portion of the purchase price for the Acquisition of Gulf Marine. Pursuant to the amendment, the maximum principal amount of the aggregate borrowings available under the credit facility was increased from $20 million to $50 million. The amendment did not change the interest rate under the credit facility and borrowings continue to bear interest equal to, at the Company’s option, the prime lending rate established by JP Morgan Chase or LIBOR plus 1.25%. On January 31, 2006, the Company borrowed $12 million against the credit facility to fund a portion of the cash purchase price of the Acquisition. On May 11, 2006, the Company and its lenders entered into the Fifth Amendment to Ninth Amended and Restated Credit Agreement, which extended the term of the credit facility from July 31, 2008 to December 31, 2008. At December 31, 2006, the Company had no borrowings outstanding under the credit facility, but had letters of credit outstanding totaling $19.1 million, which reduced the unused portion of the revolver. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2006, the Company was in compliance with these covenants.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	CONTINGENT LIABILITIES

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

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005 the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast, the scheduled sampling was cancelled. During the fourth quarter of 2006, the new sampling was completed. The Company is in the process of scheduling a meeting with LDEQ to discuss further a new Corrective Action Plan. Cost of remediation based on revising the Corrective Action Plan according to previous LDEQ recommendations was not expected to exceed $230,000 and remains unchanged. The Company has included in accrued expenses $150,000, which is the current estimated cost to remediate the site.

11. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2006	2005	2004
Chevron Corporation	$130,939	$—	$—
Kerr-McGee Corporation	—	36,678	$35,850
Amerada Hess	—	21,987	—
Keppel SLP Engineering	—	19,928	—
BHP Billiton	—	—	21,261
J. Ray McDermott	—	—	20,611

12. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 7%, 30%, and 16%, of the Company’s revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

	December 31,
	2006	2005	2004
	(In millions)
Location:
United States	$290.8	$131.8	$145.5
International	21.4	56.7	28.4

Total	$312.2	$188.5	$173.9

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2006, 2005, and 2004, the Company contributed a total of $2.1 million, $1.1 million, and $1.1 million, respectively.

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

During the year-end close process, the Company discovered an error regarding the estimated revenue on the Tahiti contract, which the Company assumed when it acquired Gulf Marine Fabricators, effective January 31, 2006. The Company determined that the amount of revenue it had recognized on this contract during the first three quarters of 2006 was overstated. The Company has included in the table below previously reported and restated quarterly results of operations for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and will not amend its previous filings. The changes to the balance sheets and statements of cash flows for the first three quarters of 2006 were insufficient to require restatement.

A summary of quarterly results of operations for the years ended December 31, 2006 and 2005 were as follows (in thousands, except per share data):

	March 31, 2006		June 30, 2006		September 30, 2006		December 31 2006
	Reported	Restated	Reported	Restated	Reported	Restated
Revenue	$57,369	$56,978	$89,955	$89,508	$90,494	$89,733	$75,965
Gross profit	4,395	4,014	10,950	10,514	17,635	16,890	6,995
Net Income	2,154	1,879	5,953	5,678	10,476	10,040	3,728
Basic EPS	0.16	0.14	0.43	0.41	0.75	0.72	0.27
Diluted EPS	0.16	0.14	0.43	0.41	0.75	0.72	0.26

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenue	$54,232	$55,412	$37,475	$41,426
Gross profit	6,507	8,434	4,603	4,453
Net Income	3,503	4,570	2,212	2,702
Basic EPS	0.29	0.37	0.18	0.22
Diluted EPS	0.28	0.37	0.18	0.22

The direct effects of Hurricanes Katrina and Rita happened during the third quarter of 2005 when the Company’s facilities had to be shut down for an aggregate of approximately three weeks in production days. The residual effects, which took the form of displaced employees, disrupted material and supply delivery, and a deficient water depth in the Houma Navigation Canal, lasted throughout the remainder of 2005 and into 2006.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2006	2005	2004
Numerator:
Net Income	$21,325	$12,987	$12,042

Denominator:
Denominator for basic earnings per share-weighted-average shares	13,812	12,242	12,054
Effect of dilutive securities:
Employee stock options	64	101	134
Employee restricted stock	58	33	—

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	13,934	12,376	12,188

Basic earnings per share	$1.54	$1.06	$1.00

Diluted earnings per share	$1.53	$1.05	$0.99

See Note 3 related to the Company’s acquisition of the facilities, machinery and equipment of Gulf Marine. The acquisition was effective January 31, 2006, and part of the consideration included 1,589,067 shares of the Company’s common stock, which constitutes approximately 11% of the outstanding common stock.

16. LONG-TERM INCENTIVE PLANS

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

On April 24, 2002, the shareholders approved a proposal to adopt the 2002 Long-Term Incentive Plan. On April 26, 2006, the shareholders approved the Amended and Restated 2002 Long-Term Incentive Plan (the “2002 Plan”). The 2002 Plan authorized the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the Compensation Committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, there were approximately 218,000 shares remaining available for future issuance under both equity compensation plans. The Company issues new shares through its transfer agent upon share option exercises or restricted share issuances.

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. For 2006 and 2005, the Compensation Committee did not grant any stock options under the Plan or the 2002 Plan. For 2004, the risk-free interest rate was based on the observed U.S. Treasury yield in effect at the time of the grant. The dividend yield was based on the Company’s history of dividend payouts. The Company’s expected volatility was based on the historical volatility of the Company’s common stock for a period approximating the expected life. The expected life was based on historical trends. For 2004, a risk-free interest rate of 4.25%; dividend yield of .92%; volatility factor of the expected market price of the Company’s common stock of 29.9%; and a weighted-average expected life of the options of eight years.

A summary of the Company’s stock options activity as of December 31, 2006, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000)
Outstanding at January 1, 2006	545,200	$15.47
Granted	—	—
Exercised	(244,240)	13.66
Forfeited or expired	(11,100)	18.17

Outstanding at December 31, 2006	289,860	$16.89	6.2	$5,801

Vested and expected to vest at December 31, 2006	279,814	$16.81	6.2	$5,622

Exercisable at December 31, 2006	178,200	$15.53	5.6	$3,809

There were no options granted for the years ended December 31, 2006 and 2005. For the year ended December 31, 2004, the weighted-average fair value of options granted during the year 2004 was $8.46. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $4.6 million, $1.2 million, and $3.0 million, respectively.

As of December 31, 2006, there was $804,000 of total unrecognized compensation cost related to options granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total grant-date fair value of options vested during the year ended December 31, 2006 was $665,000.

According to the Long-Term Incentive Plan and the Amended and Restated 2002 Long-Term Incentive Plan (the “Incentive Plans”), the Compensation Committee may award shares of restricted stock to such eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to such restrictions on transfer and forfeitability provisions and such other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the Compensation Committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested (the “Restricted Period”). Except for the shares of restricted stock that vest based on the attainment of performance goals, the Restricted

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted. If the vesting of the shares of restricted stock is based upon the attainment of performance goals, a minimum Restricted Period of one year is allowed, with incremental vesting of portions of the award over the one-year period permitted. The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. The weighted-average grant-date fair value of stock granted during the years 2006 and 2005 was $39.40 and $25.35, respectively. No restricted stock was granted in 2004. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant- Date Fair Value Per Share
Restricted shares at January 1, 2006	33,250	$25.35
Granted	39,200	39.40
Vested	(5,405)	25.35
Forfeited	(2,685)	25.35

Restricted shares at December 31, 2006	64,360	$33.91

As of December 31, 2006, there was $1.9 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 4.5 years. The total fair value of shares vested during the year ended December 31, 2006 was $248,000.

Share-based compensation cost that has been charged against income for the Plan and the 2002 Plan was $736,000 and $14,000 for 2006 and 2005, respectively. No share-based compensation cost was charged against income for 2004. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $220,000 and $5,000 for 2006 and 2005. Share-based compensation cost for 2006 relates to unvested stock options at January 1, 2006 and restricted stock granted during 2006 and 2005. Share-based compensation cost for 2005 relates to restricted stock granted during 2005.

Cash received from option exercise for the years ended December 31, 2006, 2005, and 2004, was $3.3 million, $1.8 million, and $4.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $1.3 million, $425,000, and $1.1 million, respectively, for the years ended December 31, 2006, 2005, and 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2007.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ JOSEPH P. GALLAGHER, III Joseph P. Gallagher, III	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Controller, Chief Accounting Officer and Secretary (Principal Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ THOMAS E. FAIRLEY Thomas E. Fairley	Director

/S/ HUGH J. KELLY Hugh J. Kelly	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ DAVID W. SVERRE David W. Sverre	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ HUEY J. WILSON Huey J. Wilson	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005.

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through March 8, 2006, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 13, 2006.

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	Registration Rights Agreement between the Company and Huey J. Wilson. *

10.4	The Company’s Long-Term Incentive Plan. * †

10.5	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. †

10.6	The Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.7	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.8	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. †

10.9	Form of Reimbursement Agreement. * †

10.10	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.11	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.12	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.13	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

E-1

EXHIBIT NUMBER

10.14	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006.

10.15	Lock up Agreement dated January 31, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 3, 2006.

10.16	Registration Rights Agreement between the Company and Gulf Marine Fabricators dated January 31, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 3, 2006.

10.17	Non Competition Agreement between the Company and Technip-Coflex USA Holdings, Inc., and others, dated January 31, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 3, 2006.

10.18	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

10.19	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of March 5, 2007.

10.20	Named Executive Officer and Director Compensation for the year ended December 31, 2007. †

21.1	Subsidiaries of the Company—The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, L.L.C., and Southport, L.L.C. (organized under Louisiana law) and G.M. Fabricators, L.P., d/b/a Gulf Marine Fabricators (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

E-2