Form 10-Q
period 2007-03-31
GULF ISLAND FABRICATION INC
filed 2007-04-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding at April 26, 2007 was 14,145,833.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2007	(Note 1) December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,214	$10,302
Contracts receivable, net	60,695	57,229
Contract retainage	1,056	1,785
Costs and estimated earnings in excess of billings on uncompleted contracts	25,212	14,869
Prepaid expenses	1,993	2,839
Inventory	5,067	4,793
Recoverable income taxes	500	2,948

Total current assets	109,737	94,765
Property, plant and equipment, net	155,883	155,440
Intangible Assets (less accumulated amortization of $377,000 and $856,000 at March 31, 2007 and December 31, 2006, respectively)	311	544
Other assets	702	699

Total assets	$266,633	$251,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,167	$12,786
Billings in excess of costs and estimated earnings on uncompleted contracts	27,804	19,806
Accrued employee costs	4,733	5,327
Accrued expenses	1,668	2,295

Total current liabilities	52,372	40,214
Deferred income taxes	9,772	10,478

Total liabilities	62,144	50,692
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14.145,833 and 14,117,333 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	9,431	9,368
Additional paid-in capital	86,041	85,365
Retained earnings	109,017	106,023

Total shareholders’ equity	204,489	200,756

Total liabilities and shareholders’ equity	$266,633	$251,448

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
		(Restated)
	2007	2006
Revenue	$109,373	$56,978
Cost of revenue	100,863	52,964

Gross profit	8,510	4,014
General and administrative expenses	2,307	2,162

Operating income	6,203	1,852

Other income (expense):
Interest expense	(11)	(177)
Interest income	119	125
Other	(4)	983

	104	931

Income before income taxes	6,307	2,783
Income taxes	1,892	904

Net income	$4,415	$1,879

Per share data:
Basic earnings per share	$0.31	$0.14

Diluted earnings per share	$0.31	$0.14

Weighted-average shares	14,127	13,365
Effect of dilutive securities: employee restricted stock and stock options	131	153

Adjusted weighted-average shares	14,258	13,518

Cash dividend declared per common share	$0.100	$0.075

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional Paid-In Capital		Total Shareholders’ Equity
	Common Stock			Retained Earnings
	Shares	Amount
	(in thousands, except share data)

Balance at January 1, 2007	14,117,333	$9,368	$85,365	$106,023	$200,756

Exercise of stock options	28,500	43	389	—	432

Income tax benefit from exercise of stock options	—	—	109	—	109

Net income	—	—	—	4,415	4,415

Compensation expense restricted stock	—	10	92	—	102

Compensation expense non-qualified stock options	—	10	86	—	96

Dividends on common stock	—	—	—	(1,421)	(1,421)

Balance at March 31, 2007	14,145,833	$9,431	$86,041	$109,017	$204,489

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$4,415	$1,879
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,193	2,492
Amortization on intangible assets	233	377
Deferred income taxes	(706)	(427)
Compensation expense-stock compensation plans	198	207
Excess tax benefit from share-based payment arrangements	(109)	(134)
Changes in operating assets and liabilities:
Contracts receivable	(3,466)	(30,078)
Contract retainage	729	(294)
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,343)	17,122
Prepaid expenses and other assets	846	(234)
Inventory	(274)	1,067
Accounts payable	5,381	2,597
Billings in excess of costs and estimated earnings on uncompleted contracts	7,998	(813)
Accrued employee costs	(594)	(397)
Accrued expenses	(627)	1,269
Income taxes payable/recoverable	2,557	1,332

Net cash provided by (used in) operating activities	9,431	(4,035)

Cash flows from investing activities:
Capital expenditures, net	(3,639)	(3,731)
Payment for the purchase of net assets acquired, net of cash received	—	(41,383)
Proceeds from the sale of short-term investments	—	30,212

Net cash used in investing activities	(3,639)	(14,902)

Cash flows from financing activities:
Proceeds from exercise of stock options	432	609
Excess tax benefit from share-based payment arrangements	109	134
Payments of dividends on common stock	(1,421)	(1,044)
Borrowings against notes payable	—	19,000

Net cash (used in) provided by financing activities	(880)	18,699

Net change in cash and cash equivalents	4,912	(238)
Cash and cash equivalents at beginning of period	10,302	5,689

Cash and cash equivalents at end of period	$15,214	$5,451

Supplemental cash flow information:

Interest paid	$13	$36

Income taxes paid	$39	$—

Value of common shares issued for net assets acquired	$—	$40,000

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries, (the “Company”) is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull and/or deck sections of floating production platforms (such as TLPs, SPARs and FPSOs); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters tanks and barges. The Company, with its corporate offices and three major subsidiaries located in Houma, Louisiana, and another major subsidiary located in San Patricio County, Texas, also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. The Company’s principal markets are concentrated in the offshore regions of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2006 have been reclassified to conform to the 2007 financial statement presentation. Refer to Note 1 Organization and Summary of Significant Accounting Policies and Note 14 Quarterly Operating Results (Unaudited) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for information related to the restatement of the 2006 quarterly results.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2 – CONTINGENCIES

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. The Company is in the process of scheduling a meeting with LDEQ to discuss the testing results and determine a plan of action. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $230,000 and remains unchanged. The Company has included in Accrued Expenses $150,000 which is the current estimated cost to remediate the site.

NOTE 3 – NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN 48—Accounting for Uncertainty in Income Taxes with respect to FASB 109 – Accounting for Income Taxes regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement effective January 1, 2007, and has determined the adoption of this new standard does not have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

Effective February 19, 2007, the Company and its lenders entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by the Company’s real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at the Company’s option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2007, no amounts were borrowed under the Revolver, but the Company had letters of credit outstanding totaling $35.5 million, which reduced the unused portion of the Revolver. The increase in the outstanding letters of credit is directly related to the increase in size of the projects the Company is currently fabricating. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2007 the Company was in compliance with these covenants.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 31, 2006, the Company, through an indirect subsidiary, purchased (the “Acquisition”) the facilities, machinery and equipment of Gulf Marine Fabricators, a Texas general partnership (which company changed its name to Aransas Partners after the Acquisition), and an indirect subsidiary of Technip-Colfexip USA Holdings, Inc. (“Technip”). Following the Acquisition, the Company’s indirect subsidiary changed its name to G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators. As consideration for the Acquisition, the Company paid $40,000,000 in cash and issued 1,589,067 shares (or approximately 11% of its outstanding common stock) to Aransas Partners.

During 2006, the Company was awarded three contracts, with an aggregate value of $14.5 million, from Technip to fabricate various oil and gas industry items for Technip to use with its customers. During 2006, the Company recognized revenue of $1.5 million on these contracts.

During the three months ended March 31, 2007, the value of the Technip contracts increased by $9.4 million to a total aggregate value of $23.9 million. During the three months ended March 31, 2007, the Company recognized revenue of $10.1 million on these contracts.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 26, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Forward-Looking Statements

Statements under “Backlog”, “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2006. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2006). We believe that of our significant accounting policies, revenue recognition involves a higher degree of judgement and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

As of March 31, 2007, we had a revenue backlog of $393.7 million and a labor backlog of approximately 3.7 million man-hours remaining to work, which consists of work remaining at March 31, 2007 and commitments received through the first quarter earnings release issued April 26, 2007, compared to the revenue backlog of $429.1 million and a man-hour backlog of 4.0 million hours reported in our Form 10-K at December 31, 2006.

Of the backlog at March 31, 2007, $376.4 million, or 96%, represented projects destined for deepwater locations compared to $412.0 million, or 96%, of projects destined for deepwater locations in the December 31, 2006 backlog. Included in the backlog destined for deepwater locations are $153.6 million and $164.3 million at March 31, 2007 and December 31, 2006, respectively, related to projects destined for foreign locations.

Of the backlog at March 31, 2007, we expect to recognize revenues of approximately $290.7 million in the remainder of 2007, and approximately $103.0 million in 2008.

Results of Operations

Our revenue for the three-month period ended March 31, 2007 was $109.4 million, an increase of 92%, compared to $57.0 million in revenue for the three-month period ended March 31, 2006. The increase in revenue for the three-month period ended March 31, 2007 is primarily related to our participation in larger fabrication projects. As reported in our Form 10-K for the year ended December 31, 2006, we acquired Gulf Marine Fabricators effective January 31, 2006, which enabled us to participate in larger projects, the majority of which are destined for deepwater locations. During the three-month period ended March 31, 2007, Gulf Marine contributed fully to our operating results compared to the three-month period ended March 31, 2006, in which Gulf Marine only contributed two months of operations and was operating in a transition mode associated with the acquisition. Also contributing to the increase in revenue was an increase in man-hours worked to 878,000 for the period ended March 31, 2007, compared to 686,000 of man-hours worked for the period ended March 31, 2006. Included in the revenue for the three months ended March 31, 2007, is approximately $4.8 million related to unapproved change orders or claims for extra work.

For the three-month period ended March 31, 2007, gross profit was $8.5 million (7.8% of revenue), compared to gross profit of $4.0 million (7.0% of revenue) for the three-month period ended March 31, 2006. Although the gross profit margin increased slightly, we continue to experience inefficiencies in labor primarily because of our reliance on contract labor to maintain sufficient labor levels to complete the major projects in progress. We continue to negotiate with our customers in an attempt to neutralize additional increases in labor, material and subcontract costs, but we can not ensure that any of these additional costs will be reimbursed.

Our general and administrative expenses were $2.3 million for the three-month period ended March 31, 2007, compared to $2.2 million for the period ended March 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 2.1% from 3.8% of revenue for the three-month period ended March 31, 2006. The absolute dollar increase in general and administrative expenses represents the increases in salaries and wage related cost associated with the increase in production activities. Although we substantially increased our revenue, management effectively monitored our general and administrative costs.

We had net interest income of $108,000 for the three-month period ended March 31, 2007 compared to net interest expense of $52,000 for the three-month period ended March 31, 2006. The change is the result of us maintaining a net positive cash balance without having any long-term debt during the first quarter of 2007 compared to having borrowings against our credit facility related to the acquisition of Gulf Marine during in the first quarter of 2006.

Other Income (Expense) net for the period ended March 31, 2007 was a loss of $4,000 compared to a $983,000 gain for the period of March 31, 2006. The loss for the period ended March 31, 2007 was related to the sale of miscellaneous equipment. The sale of our interest in MinDOC, effective January 23, 2006, generated a gain of $983,000 during the first quarter of 2006.

Our effective income tax rate was 30.0% for the three-month period ended March 31, 2007 compared to 32.5% for the period ended March 31, 2006. The decrease relates primarily to the employment hiring credits available to us in 2007 for both state and federal taxes.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through cash generated from operations. We also maintain a revolving line of credit with our commercial banks.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2007, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $35.5 million, which reduced the unused portion of the Revolver. The increase in the outstanding letters of credit is directly related to the increase in size of the projects we are currently fabricating. We are required to maintain certain covenants, including balance sheet and cash flow ratios. At March 31, 2007, we were in compliance with these covenants.

At March 31, 2007, our cash balance was $15.2 million and working capital was $57.4 million, resulting in a current ratio of 2.1 to 1. Net cash provided by operating activities was $9.4 million for the three-months ended March 31, 2007. Net cash used in investing activities for the three-months ended March 31, 2007, was $3.6 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash used in financing activities for the three-month period ended March 31, 2007, was $880,000, consisting of $432,000 provided by the exercise of stock options, $109,000 provided by the tax benefit of stock options exercised and $1.4 million used to pay dividends on common stock.

Capital expenditures for the remaining nine months of 2007 are estimated to be approximately $42.7 million, which includes approximately $24 million for the construction of a graving dock, $4 million for the purchase of 6 KAMAG Transporters and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that our available funds, cash generated by operating activities and funds available under Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2007.

On March 1, 2007, our Board of Directors declared a dividend of $0.10 per share (a 33% increase from the quarterly dividend of $0.075 per share in 2006) on the shares of our common stock outstanding, payable March 26, 2007 to shareholders of record on March 14, 2007. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no changes during the first quarter ended March 31, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through March 27, 2007, incorporated by reference to the Company’s Form 8-K filed on April 2, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 18, 2007, announcing the scheduled time for the release of its 2007 first quarter earnings and its quarterly conference call.

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
Joseph P. Gallagher, III
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 27, 2007

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through March 27, 2007, incorporated by reference to the Company’s Form 8-K filed on April 2, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 18, 2007, announcing the scheduled time for the release of its 2007 first quarter earnings and its quarterly conference call.

E-1