Form 10-Q
period 2007-06-30
GULF ISLAND FABRICATION INC
filed 2007-07-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding at July 24, 2007 was 14,167,813.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2007	(Note 1) December 31, 2006

	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,027	$10,302
Contracts receivable, net	86,114	57,229
Contract retainage	147	1,785
Costs and estimated earnings in excess of billings on uncompleted contracts	28,514	14,869
Prepaid expenses	2,808	2,839
Inventory	5,889	4,793
Recoverable income taxes	—	2,948

Total current assets	130,499	94,765
Property, plant and equipment, net	166,024	155,440
Intangible Assets (less accumulated amoritization of $1,322,000 at June 30, 2007)	78	544
Other assets	702	699

Total assets	$297,303	$251,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,874	$12,786
Billings in excess of costs and estimated earnings on uncompleted contracts	29,008	19,806
Accrued employee costs	5,448	5,327
Accrued expenses	2,354	2,295
Income taxes payable	3,754	—

Total current liabilities	77,438	40,214
Deferred income taxes	8,486	10,478

Total liabilities	85,924	50,692

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,157,813 and 14,117,333 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,469	9,368
Additional paid-in capital	86,453	85,365
Retained earnings	115,457	106,023

Total shareholders’ equity	211,379	200,756

Total liabilities and shareholders’ equity	$297,303	$251,448

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenue	$137,572	$89,508	$246,945	$146,486
Cost of revenue	123,429	78,994	224,292	131,958

Gross profit	14,143	10,514	22,653	14,528
General and administrative expenses	2,810	2,040	5,117	4,202

Operating income	11,333	8,474	17,536	10,326

Other income (expense):
Interest expense	(8)	(112)	(19)	(289)
Interest income	161	48	280	173
Other	(1)	2	(5)	985

	152	(62)	256	869

Income before income taxes	11,485	8,412	17,792	11,195
Income taxes	3,624	2,734	5,516	3,638

Net income	$7,861	$5,678	$12,276	$7,557

Per share data:
Basic earnings per share	$0.56	$0.41	$0.87	$0.55

Diluted earnings per share	$0.55	$0.41	$0.86	$0.55

Weighted-average shares	14,152	13,916	14,140	13,641
Effect of dilutive securities: employee stock options	121	85	126	119

Adjusted weighted-average shares	14,273	14,001	14,266	13,760

Cash dividend declared per common share	$0.10	$0.075	$0.20	$0.15

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2007	14,117,333	$9,368	$85,365	$106,023	$200,756
Exercise of stock options	40,480	61	556	—	617
Income tax benefit from exercise of stock options	—	—	175	—	175
Net income	—	—	—	12,276	12,276
Compensation expense restricted stock	—	21	185	—	206
Compensation expense non-qualified stock options	—	19	172	—	191
Dividends on common stock	—	—	—	(2,842)	(2,842)
Issuance of common shares	—	—	—	—	—

Balance at June 30, 2007	14,157,813	$9,469	$86,453	$115,457	$211,379

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	(Restated) 2006
	(in thousands)
Cash flows from operating activities:
Net income	$12,276	$7,557
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,452	5,547
Amortization on intangible assets	466	389
Deferred income taxes	(1,992)	(327)
Compensation expense-stock compensation plans	397	362
Excess tax benefit from share-based payment arrangements	(175)	(173)
Changes in operating assets and liabilities:
Contracts receivable	(28,885)	(35,818)
Contract retainage	1,638	(529)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,645)	17,848
Prepaid expenses and other assets	31	(106)
Inventory	(1,096)	1,479
Accounts payable	24,088	5,972
Billings in excess of costs and estimated earnings on uncompleted contracts	9,202	1,201
Accrued employee costs	121	1,131
Accrued expenses	59	204
Income taxes payable/recoverable	6,877	3,981

Net cash provided by operating activities	15,814	8,718

Cash flows from investing activities:
Capital expenditures, net	(17,039)	(5,901)
Payment for the purchase of net assets acquired, net of cash received	—	(41,487)
Proceeds from the sale of short-term investments	—	30,212

Net cash used in investing activities	(17,039)	(17,176)

Cash flows from financing activities:
Proceeds from exercise of stock options	617	814
Excess tax benefit from share-based payment arrangements	175	173
Payments of dividends on common stock	(2,842)	(2,090)
Net borrowings against notes payable	—	17,200

Net cash (used in) provided by financing activities	(2,050)	16,097

Net change in cash and cash equivalents	(3,275)	7,639
Cash and cash equivalents at beginning of period	10,302	5,689

Cash and cash equivalents at end of period	$7,027	$13,328

Supplemental cash flow information:
Interest paid	$26	$233

Income taxes paid	$629	$10

Value of common shares issued for net assets acquired	$—	$40,000

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX

PERIODS ENDED JUNE 30, 2007 AND 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 – CONTINGENICIES

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

NOTE 3 – NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN 48—Accounting for Uncertainty in Income Taxes with respect to FASB 109 – Accounting for Income Taxes regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement effective January 1, 2007, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

Effective February 19, 2007, the Company and its lenders entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets and amounts borrowed under the Revolver bear interest, at the Company’s option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2007, no amounts were borrowed under the Revolver, but the Company had letters of credit outstanding totaling $39.6 million, which reduced the unused portion of the Revolver. The increase in the outstanding letters of credit is directly related to the increase in size of the projects the Company is currently fabricating. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2007 the Company was in compliance with these covenants.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 31, 2006, the Company, through an indirect subsidiary, purchased (the “Acquisition”) the facilities, machinery and equipment of Gulf Marine Fabricators, a Texas general partnership (which company changed its name to Aransas Partners after the Acquisition), and an indirect subsidiary of Technip USA Holdings, Inc. (formerly known as Technip-Colfexip USA Holdings, Inc.) (“Technip”). Following the Acquisition, the Company’s indirect subsidiary changed its name to G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators. As consideration for the Acquisition, the Company paid $40,000,000 in cash and issued 1,589,067 shares (or approximately 11% of its outstanding common stock) to Aransas Partners.

During 2006, the Company was awarded three contracts, with an aggregate value of $14.5 million, from Technip to fabricate various oil and gas industry items for Technip to use with its customers. During 2006, the Company recognized revenue of $1.5 million on these contracts.

During the six months ended June 30, 2007, the value of the Technip contracts increased by $12.1 million to a total aggregate value of $26.6 million. During the three-month and six-month periods ended June 30, 2007, the Company recognized revenue of $2.8 million and $12.9 million, respectively, on these contracts.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

July 26, 2007

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2006). We believe that of our significant accounting policies, revenue recognition involves a higher degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no changes in our evaluation of our critical accounting policies since that date.

Recent Events

On July 18, 2007, we filed a “shelf” Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission pertaining to up to $42,841,260 worth of our common stock that may be sold from time to time by us and up to 1,589,067 shares of our common stock that may be sold from time to time by Aransas Partners, the selling shareholder named therein. In connection with our acquisition of the facilities, machinery and equipment of Gulf Marine Fabricators in January 2006, we issued 1,589,067 shares of our common stock to Aransas Partners as partial consideration for the acquisition. These shares were deposited into an escrow account as security for the indemnification obligations of Aransas Partners and its indirect parent company, Technip USA Holdings, Inc. (“Technip”). Upon the termination of the escrow period, no later than January 31, 2008, any shares not required to satisfy indemnification obligations will be released. During the escrow period, Aransas Partners cannot transfer the shares other than to an affiliate, but retains all voting rights with respect to the shares. The indemnification obligations of Aransas Partners and Technip are not limited to the shares. We have agreed to release 800,000 of the 1,589,067 shares from escrow promptly after the effective time of the Registration Statement. In addition, in connection with the acquisition, we, Aransas Partners and Technip also entered into a lock-up agreement pursuant to which Aransas Partners agreed not to sell or otherwise transfer for a period ending on January 31, 2008, the 1,589,067 shares of our common stock issued to it as partial consideration for the acquisition. The lock-up agreement was also amended effective as of the date of the filing of the Registration Statement to provide for the expiration of the lock-up period as of the effective time of the Registration Statement with respect to 800,000 of the shares. The remaining 789,067 shares issued to Aransas Partners as partial consideration for the acquisition will continue to be subject to the lock-up agreement, unless hereafter amended or waived. We understand that Aransas Partners presently intends to offer for sale up to 800,000 shares of our common stock shortly following the effective time of the Registration Statement, subject to market conditions and other factors as it may deem appropriate.

Backlog

As of June 30, 2007, we had a revenue backlog of $308.4 million and a labor backlog of approximately 3.0 million man-hours remaining to work, which consists of work remaining at June 30, 2007 and commitments received through the second quarter earnings release issued July 26, 2007, compared to the revenue backlog of $429.1 million and a man-hour backlog of 4.0 million hours reported in our Form 10-K at December 31, 2006.

Of the backlog at June 30, 2007, $289.3 million, or 94%, represented projects destined for deepwater locations compared to $412.0 million, or 96%, of projects destined for deepwater locations in the December 31, 2006 backlog. Included in the backlog destined for deepwater locations are $109.2 million and $164.3 million at June 30, 2007 and December 31, 2006, respectively, related to projects destined for foreign locations.

Of the backlog at June 30, 2007, we expect to recognize revenues of approximately $ 203.7 million in the remainder of 2007, and approximately $104.7 million in 2008.

Results of Operations

The Company’s revenue for the three-month and six-month periods ended June 30, 2007 was $137.6 million and $246.9 million, an increase of 53.7% and 68.6% respectively, compared to $89.5 million and $146.5 million in revenue for the three-month and six-month periods ended June 30, 2006. The increase in revenue for the three-month and six-month periods ended June 30, 2007 was primarily related to our participation in larger fabrication projects. As reported in our Form 10-K for the year ended December 31, 2006, we acquired Gulf Marine Fabricators effective January 31, 2006, which enabled us to participate in larger projects, the majority of which are destined for deepwater locations. During the six month period ended June 30, 2006, Gulf Marine only contributed to operations for five of the six months and was operating in a transition mode associated with the acquisition. Also contributing to the increase in revenue was an increase in man-hours to 901,000 and 1.8 million for the three-month and six-month periods ended June 30, 2007, compared to 885,000 and 1.6 million for the period ended June 30, 2006. At June 30, 2007, the Company recorded revenue totaling $6.8 million related to certain change orders, which have been approved by the customer as to scope but not price. The Company is in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If the Company collects amounts different than the $6.8 million of revenue that has been recorded, that difference will be recognized as income or loss. The Company expects to resolve this matter in the third quarter of 2007.

For the three-month and six-month periods ended June 30, 2007, gross profit was $14.1 million (10.3% of revenue) and $22.7 million (9.2% of revenue), compared to gross profit of $10.5 million (11.7% of revenue) and $14.5 million (9.9% of revenue) for the three-month and six-month periods ended June 30, 2006. Although gross profit increased for both periods in 2007 compared to the same periods in 2006, the gross profit margins decreased in 2007. This decrease in gross profit margins was caused by a substantially greater amount of pass through costs, with no associated profits, included in the revenue and costs for the two periods of 2007 compared to the same periods of 2006 and was also caused by increased labor costs primarily due to our reliance on contract labor to maintain sufficient labor levels to complete the major projects in progress. We continue to negotiate with our customers in an attempt to neutralize additional increases in labor, material and subcontract costs, but we can not ensure that any of these additional costs will be reimbursed.

The Company’s general and administrative expenses were $2.8 million for the three-month period ended June 30, 2007 and $5.1 million for the six-month period ended June 30, 2007. This compares to $2.0 million for the three-month period ended June 30, 2006 and $4.2 million for the six-month period ended June 30, 2006. As a percentage of revenue, general and administrative expenses decreased to 2.0% from 2.3% and 2.1% from 2.9% of revenue for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.

The Company had net interest income of $153,000 and $261,000 for the three-month and six-month periods ended June 30, 2007, respectively, compared to net interest expense of $64,000 and $116,000 for the three-month and six-month periods ended June 30, 2006. The change from net expense in 2006 to net income in 2007 is the result of maintaining a net positive cash balance without having any long-term debt during the two periods of 2007 compared to having borrowings against our credit facility related to the acquisition of Gulf Marine during the comparable periods of 2006.

Other Income (Expense) net for the three-month and six-month periods ended June 30, 2007 was a loss of $1,000 and $5,000, respectively, compared to a $2,000 and $985,000 gain for the three-month and six-month periods ended June 30, 2006. The loss for the periods ended June 30, 2007 was related to the sale of miscellaneous equipment. The sale of our interest in MinDOC, effective January 23, 2006, generated a gain of $983,000 during the first quarter of 2006.

The effective income tax rate for the three-month and six-month periods ended June 30, 2007 was 31.6% and 31.0%, respectively, compared to an effective tax rate of 32.5% for both the comparable periods of 2006. The decrease relates primarily to the employment hiring credits available to us in 2007 for both state and federal taxes.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through cash generated from operations. We also maintain a revolving line of credit with our commercial banks.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets. The amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2007, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $39.6 million, which reduced the unused portion of the Revolver. The increase in the outstanding letters of credit is directly related to the increase in size of the projects we are currently fabricating. Under the Revolver, we are required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2007, we were in compliance with these covenants.

At June 30, 2007, our cash balance was $7.0 million and working capital was $53.1 million, resulting in a current ratio of 1.7 to 1. Net cash provided by operating activities was $15.8 million for the six months ended June 30, 2007. Net cash used in investing activities for the six months ended June 30, 2007, was $17.0 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash used in financing activities for the six-month period ended June 30, 2007, was $2.1 million, consisting of $617,000 provided by the exercise of stock options, $175,000 provided by the tax benefit of stock options exercised and $2.8 million used to pay dividends on common stock.

Capital expenditures for the remaining six months of 2007 are estimated to be approximately $30.6 million, which includes approximately $15.5 million for the construction of a graving dock, $2.3 million for the purchase of 6 KAMAG Transporters and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that our available funds, cash generated by operating activities and funds available under Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2007.

On April 27, 2007, our Board of Directors declared a dividend of $0.10 per share (a 33% increase from the quarterly dividend of $0.075 per share in 2006) on the shares of our common stock outstanding, payable May 22, 2007 to shareholders of record on May 10, 2007. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

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

There have been no changes during the fiscal quarter ended June 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 27, 2007.

(b)	At the annual meeting, the shareholders elected Ken C. Tamblyn and John A. Wishart to serve as directors of the Company until the 2010 annual meeting of shareholders. The terms of office of directors Kerry J. Chauvin, Alden J. Laborde, Huey J. Wilson, Gregory J. Cotter, John P. Laborde and David W. Sverre continued after the annual meeting, however, Mr. Sverre subsequently resigned from the Board of Directors on July 9, 2007.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1) Election of the following nominees for directors.

Ken C. Tamblyn

Number of Votes Cast For – 12,287,284

Number of Votes Cast Against or Withheld – 590,639

Number of Abstentions – None

Number of Broker Non-Votes – None

John A. Wishart

Number of Votes Cast For – 9,191,322

Number of Votes Cast Against or Withheld – 3,666,601

Number of Abstentions – None

Number of Broker Non-Votes – None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through March 27, 2007, incorporated by reference to the Company’s Form 8-K filed on April 2, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Agreement dated July 18, 2007 regarding partial release of shares of common stock subject to the Lock-Up Agreement dated January 31, 2006 and the delivery of disbursement instructions to escrow agent, incorporated by reference to the Company’s Registration Statement on Form S-3 filed on July 18, 2007 (Registration No. 333-144672).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 12, 2007, announcing the scheduled time for the release of its 2007 second quarter earnings and its quarterly conference call.

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
Joseph P. Gallagher, III
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 27, 2007

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through March 27, 2007, incorporated by reference to the Company’s Form 8-K filed on April 2, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Agreement dated July 18, 2007 regarding partial release of shares of common stock subject to the Lock-Up Agreement dated January 31, 2006 and the delivery of disbursement instructions to escrow agent, incorporated by reference to the Company’s Registration Statement on Form S-3 filed on July 18, 2007 (Registration No. 333-144672).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 12, 2007, announcing the scheduled time for the release of its 2007 second quarter earnings and its quarterly conference call.

E-1