Form 10-Q
period 2007-09-30
GULF ISLAND FABRICATION INC
filed 2007-10-26
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding at October 25, 2007 was 14,178,313.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2007	(Note 1) December 31, 2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,178	$10,302
Contracts receivable, net	105,564	57,229
Contract retainage	247	1,785
Costs and estimated earnings in excess of billings
on uncompleted contracts	22,515	14,869
Prepaid expenses	1,823	2,839
Inventory	5,803	4,793
Recoverable income taxes	—	2,948

Total current assets	140,130	94,765
Property, plant and equipment, net	178,962	155,440
Intangible Assets (less accumulated amoritization of $1,400,000 at September 30, 2007)	—	544
Other assets	701	699

Total assets	$319,793	$251,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,519	$12,786
Billings in excess of costs and estimated earnings on uncompleted contracts	35,665	19,806
Accrued employee costs	6,393	5,327
Accrued expenses	2,271	2,295
Income taxes payable	5,264	—

Total current liabilities	77,112	40,214

Deferred income taxes	10,774	10,478
Notes payable, Revolver	10,990	—

Total liabilities	98,876	50,692

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,178,013 and 14,117,333 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,516	9,368
Additional paid-in capital	87,327	85,365
Retained earnings	124,074	106,023

Total shareholders’ equity	220,917	200,756

Total liabilities and shareholders’ equity	$319,793	$251,448

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenue	$124,900	$89,733	$371,845	$236,219
Cost of revenue	106,904	72,843	331,196	204,801

Gross profit	17,996	16,890	40,649	31,418
General and administrative expenses	2,771	2,585	7,888	6,787

Operating income	15,225	14,305	32,761	24,631

Other income (expense):
Interest expense	(14)	(173)	(33)	(462)
Interest income	63	98	343	271
Other	(5)	77	(10)	1,062

	44	2	300	871

Income before income taxes	15,269	14,307	33,061	25,502

Income taxes	5,229	4,267	10,745	7,905

Net income	$10,040	$10,040	$22,316	$17,597

Per share data:
Basic earnings per share	$0.71	$0.72	$1.58	$1.28

Diluted earnings per share	$0.70	$0.72	$1.56	$1.27

Weighted-average shares	14,170	13,948	14,150	13,743
Effect of dilutive securities: employee stock options	114	92	122	110

Adjusted weighted-average shares	14,284	14,040	14,272	13,853

Cash dividend declared per common share	$0.10	$0.075	$0.30	$0.225

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2007	14,117,333	$9,368	$85,365	$106,023	$200,756

Exercise of stock options	60,680	94	849	—	943

Income tax benefit from exercise of stock options	—	—	629	—	629

Net income	—	—	—	22,316	22,316

Compensation expense restricted stock	—	27	242	—	269

Compensation expense non-qualified stock options	—	27	242	—	269

Dividends on common stock	—	—	—	(4,265)	(4,265)

Balance at September 30, 2007	14,178,013	$9,516	$87,327	$124,074	$220,917

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
		(Restated)
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$22,316	$17,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,912	8,645
Amortization on intangible assets	544	622
Deferred income taxes	296	45
Compensation expense-stock compensation plans	538	536
Excess tax benefit from share-based payment arrangements	(629)	(409)
Changes in operating assets and liabilities:
Contracts receivable	(48,335)	(16,120)
Contract retainage	1,538	(1,164)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,646)	9,599
Prepaid expenses and other assets	1,016	(549)
Inventory	(1,010)	1,222
Accounts payable	14,733	6,990
Billings in excess of costs and estimated earnings on uncompleted contracts	15,859	(3,654)
Accrued employee costs	1,066	2,947
Accrued expenses	(24)	1,099
Income taxes payable/recoverable	8,841	8,158

Net cash provided by operating activities	19,015	35,564

Cash flows from investing activities:
Capital expenditures, net	(33,436)	(22,241)
Payment for the purchase of net assets acquired, net of cash received	—	(41,487)
Proceeds from the sale of short-term investments	—	30,212

Net cash used in investing activities	(33,436)	(33,516)

Cash flows from financing activities:
Proceeds from exercise of stock options	943	1,274
Excess tax benefit from share-based payment arrangements	629	409
Payments of dividends on common stock	(4,265)	(3,138)
Net borrowings against notes payable, Revolver	10,990	—

Net cash provided by (used in) financing activities	8,297	(1,455)

Net change in cash and cash equivalents	(6,124)	593
Cash and cash equivalents at beginning of period	10,302	5,689

Cash and cash equivalents at end of period	$4,178	$6,282

Supplemental cash flow information:
Interest paid	$33	$394

Income taxes paid	$1,609	$80

Value of common shares issued for net assets acquired	$—	$40,000

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE

PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

NOTE 2 – CONTINGENCIES

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. The Company is in the process of scheduling a meeting with LDEQ to discuss the testing results and determine a plan of action. Cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations is not expected to exceed $230,000 and remains unchanged. The Company has included in Accrued Expenses $160,000 which is the current estimated cost to remediate the site.

NOTE 3 – NEW ACCOUNTING STANDARDS

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty in Income Taxes with respect to FASB 109 – Accounting for Income Taxes regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement effective January 1, 2007, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

Effective February 19, 2007, the Company and its lenders entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets and amounts borrowed under the Revolver bear interest, at the Company’s option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. The Company pays a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2007, the Company had borrowings of $11.0 million under the Revolver, and had letters of credit outstanding totaling $39.0 million, which reduces the unused portion of the Revolver. During early October 2007, the Company made payments of $11.0 million, thus eliminating the amounts borrowed under the Revolver. At October 25, 2007, no amounts were borrowed under the Revolver, but the Company had letters of credit outstanding totaling $39.6 million, which reduced the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2007 the Company was in compliance with these covenants.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 31, 2006, the Company, through an indirect subsidiary, purchased (the “Acquisition”) the facilities, machinery and equipment of Gulf Marine Fabricators, a Texas general partnership (which company changed its name to Aransas Partners after the Acquisition), and an indirect subsidiary of Technip USA Holdings, Inc. (formerly known as Technip-Colfexip USA Holdings, Inc.) (“Technip”). Following the Acquisition, the Company’s indirect subsidiary changed its name to G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators. As consideration for the Acquisition, the Company paid $40 million in cash and issued 1,589,067 shares (or approximately 11% of its outstanding common stock) to Aransas Partners.

During 2006, the Company was awarded three contracts, with an aggregate value of $14.5 million, from Technip to fabricate various oil and gas industry items for Technip to use with its customers. During 2006, the Company recognized revenue of $1.5 million on these contracts.

During the nine months ended September 30, 2007, the value of the Technip contracts increased by $12.7 million to a total aggregate value of $27.2 million. During the three-month and nine-month periods ended September 30, 2007, the Company recognized revenue of $6.1 million and $19.0 million, respectively, on these contracts.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

October 25, 2007

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

Recent Events

On July 18, 2007, we filed a “shelf” Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission pertaining to up to $42,841,260 worth of our common stock that may be sold from time to time by us and up to 1,589,067 shares of our common stock that may be sold from time to time by Aransas Partners, the selling shareholder named therein. In connection with our acquisition of the facilities, machinery and equipment of Gulf Marine Fabricators in January 2006, we issued 1,589,067 shares of our common stock to Aransas Partners as partial consideration for the acquisition. These shares were deposited into an escrow account as security for the indemnification obligations of Aransas Partners and its indirect parent company, Technip USA Holdings, Inc. (“Technip”). Upon the termination of the escrow period, no later than January 31, 2008, any shares not required to satisfy indemnification obligations will be released. During the escrow period, Aransas Partners cannot transfer the shares other than to an affiliate, but retains all voting rights with respect to the shares. The indemnification obligations of Aransas Partners and Technip are not limited to the shares. We released 800,000 of the 1,589,067 shares from escrow promptly after the effective time of the Registration Statement. In addition, in connection with the acquisition, we, Aransas Partners and Technip also entered into a lock-up agreement pursuant to which Aransas Partners agreed not to sell or otherwise transfer for a period ending on January 31, 2008, the 1,589,067 shares of our common stock issued to it as partial consideration for the acquisition. The lock-up agreement was also amended effective as of the date of the filing of the Registration Statement to provide for the expiration of the lock-up period as of the effective time of the Registration Statement with respect to 800,000 of the shares. The remaining 789,067 shares issued to Aransas Partners as partial consideration for the acquisition will continue to be subject to the lock-up agreement, unless hereafter amended or waived. The Registration Statement became effective on September 4, 2007, and Aransas Partners sold 800,000 shares pursuant to the Registration Statement on September 17, 2007.

Management Changes

On July 27, 2007, the Company’s Board of Directors amended the Company’s Bylaws to increase the size of the Board, and elected Christopher M. Harding and Michael A. Flick as directors to fill the two vacancies on the Board. The Board also announced the appointment of Johannes Ikdal as the President of G. M. Fabricators, L. P. d/b/a Gulf Marine Fabricators, the Company’s South Texas subsidiary. In addition, on October 2, 2007, Joseph P. “Duke” Gallagher stepped down as the Company’s Vice President—Finance, Chief Financial Officer and Treasurer, and the Company appointed Robin A. Seibert as its new Vice President—Finance, Chief Financial Officer and Treasurer. Mr. Seibert previously served as the Company’s Controller.

Backlog

As of September 30, 2007, we had a revenue backlog of $245.2 million and a labor backlog of approximately 2.7 million man-hours, which consists of work remaining at September 30, 2007 and commitments received through the third quarter earnings release issued October 25, 2007, compared to the revenue backlog of $429.1 million and a man-hour backlog of 4.0 million hours reported in our Form 10-K at December 31, 2006.

Of the backlog at September 30, 2007, $229.6 million, or 94%, represented projects destined for deepwater locations compared to $412.0 million, or 96%, of projects destined for deepwater locations in the December 31, 2006 backlog. Included in the backlog are $83.6 million and $164.3 million at September 30, 2007 and December 31, 2006, respectively, related to projects destined for foreign locations.

Of the backlog at September 30, 2007, we expect to recognize revenues of approximately $82.1 million in the remainder of 2007, and approximately $163.1 million in 2008.

Results of Operations

The Company’s revenue for the three-month and nine-month periods ended September 30, 2007 was $124.9 million and $371.8 million, an increase of 39.2% and 57.4% respectively, compared to $89.7 million and $236.2 million in revenue for the three-month and nine-month periods ended September 30, 2006. The increase in revenue for the three-month and nine-month periods ended September 30, 2007 was primarily related to our participation in larger fabrication projects. As reported in our Form 10-K for the year ended December 31, 2006, we acquired Gulf Marine Fabricators effective January 31, 2006, which enabled us to participate in larger projects, the majority of which are destined for deepwater locations. During the nine month period ended September 30, 2006, Gulf Marine only contributed to operations for eight of the nine months and was operating in a transition mode associated with the acquisition. During the three-month period ended September 30, 2007, man-hours were 887,000 compared to 913,000 for the three-month period ended September 30, 2006. For the nine-month period September 30, 2007 man-hours were 2.7 million compared to 2.5 million for the nine-month period ended September 30, 2006, which contributed to the increase in revenue for the current nine months. At September 30, 2007, the Company recorded revenue totaling $1.3 million related to certain change orders, which have been approved as to scope but not price. The Company is in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If the Company collects amounts different than the $1.3 million of revenue that has been recorded, that difference will be recognized as income or loss. The Company expects to resolve this matter in the fourth quarter of 2007.

For the three-month and nine-month periods ended September 30, 2007, gross profit was $18.0 million (14.4% of revenue) and $40.6 million (10.9% of revenue), compared to gross profit of $16.9 million (18.8% of revenue) and $31.4 million (13.3% of revenue) for the three-month and nine-month periods ended September 30, 2006. Although gross profit increased for both periods in 2007 compared to the same periods in 2006, the gross profit margins decreased in 2007. This decrease in gross profit margins was caused by a substantially greater amount of pass through costs, with no associated profits, included in the revenue and costs for the two periods of 2007 compared to the same periods of 2006 and was also caused by increased labor costs primarily due to our reliance on contract labor to maintain sufficient labor levels to complete the major projects in progress. We continue to negotiate with our customers in an attempt to neutralize additional increases in labor, material and subcontract costs, but we can not ensure that any of these additional costs will be reimbursed.

The Company’s general and administrative expenses were $2.8 million for the three-month period ended September 30, 2007 and $7.9 million for the nine-month period ended September 30, 2007. This compares to $2.6 million for the three-month period ended September 30, 2006 and $6.8 million for the nine-month period ended September 30, 2006. As a percentage of revenue, general and administrative expenses decreased to 2.2% from 2.9% and 2.1% from 2.9% of revenue for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively. The increase in general and administrative expenses are directly related to increases in cost (salaries, wages and benefit related costs) normally associated with increases in production volumes.

The Company had net interest income of $49,000 and $310,000 for the three-month and nine-month periods ended September 30, 2007, respectively, compared to net interest expense of $75,000 and $191,000 for the three-month and nine-month periods ended September 30, 2006. The change from net expense in 2006 to net income in 2007 is the result of maintaining a net positive cash balance without having any long-term debt outstanding except for a few days during 2007 compared to having borrowings against our credit facility related to the acquisition of Gulf Marine during the comparable periods of 2006.

Other Income (Expense) net for the three-month and nine-month periods ended September 30, 2007 was a loss of $5,000 and $10,000, respectively, compared to a $77,000 and $1.1 million gain for the three-month and nine-month periods ended September 30, 2006. The loss for the periods ended September 30, 2007 was related to the sale of miscellaneous equipment. The sale of our interest in MinDOC, effective January 23, 2006, generated a gain of $983,000 during the first quarter of 2006.

The effective income tax rate for the three-month and nine-month periods ended September 30, 2007 was 34.2% and 32.5%, respectively, compared to an effective tax rate of 29.8% and 31.0% for the comparable periods of 2006. The increases relate primarily to the employment hiring credits available to us in 2006 for both state and federal taxes that phase-out in the third and fourth quarters of 2007.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through cash generated from operations. We also maintain a revolving line of credit with our commercial banks.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets. The amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2007, the Company had borrowings of $11.0 million under the Revolver, and had letters of credit outstanding totaling $39.0 million, which reduces the unused portion of the Revolver. During early October 2007, the Company made payments of $11 million, thus eliminating the amounts borrowed under the Revolver. At October 25, 2007, no amounts were borrowed under the Revolver, but the Company had letters of credit outstanding totaling $39.6 million, which reduced the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. Under the Revolver, we are required to maintain certain covenants, including balance sheet and cash flow ratios. At September 30, 2007, we were in compliance with these covenants.

At September 30, 2007, our cash balance was $4.2 million and working capital was $63.0 million, resulting in a current ratio of 1.8 to 1. Net cash provided by operating activities was $19.0 million for the nine months ended September 30, 2007, compared to $35.6 million for the nine months ended September 30, 2006 primarily due to increases in contracts receivable and accounts payable. The increases in contracts receivable and accounts payable are the result of increases in the size of the projects the

Company is fabricating. Through October 25, 2007, we have collected $56.8 million of contracts receivable that were outstanding at September 30, 2007. Net cash used in investing activities for the nine months ended September 30, 2007, was $33.4 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash provided by financing activities for the nine-month period ended September 30, 2007, was $8.3 million, consisting of $11.0 million borrowed from the Company’s credit facility, $943,000 provided by the exercise of stock options, $629,000 provided by the tax benefit of stock options exercised and $4.3 million used to pay dividends on common stock.

Capital expenditures for the remaining three months of 2007 are estimated to be approximately $17.6 million, which includes approximately $7.4 million for the construction of a graving dock, and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. Management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs. However, the Company may expand its operations, which may require additional debt or equity financing.

On July 27, 2007, our Board of Directors declared a dividend of $0.10 per share (a 33% increase from the quarterly dividend of $0.075 per share in 2006) on the shares of our common stock outstanding, payable August 21, 2007 to shareholders of record on August 9, 2007. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Contractual Obligations

Included on the obligation table in our Annual Report on Form 10-K for the year ended December 31, 2006 was $2.5 million of operating lease commitments that extended beyond one year. On August 31, 2007, we purchased a barge from the lessor for $2.8 million, thus satisfying the lease obligation and eliminating future lease payments related to this agreement.

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

There have been no changes during the fiscal quarter ended September 30, 2007 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits

1.1	Underwriting Agreement, dated as of September 11, 2007, by and among Gulf Island Fabrication, Inc., Aransas Partners (f/k/a Gulf Marine Fabricators) and Johnson Rice & Company, L.L.C., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 13, 2007.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through July 27, 2007, incorporated by reference to the Company’s Form 8-K filed on July 30, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Agreement dated July 18, 2007 regarding partial release of shares of common stock subject to the Lock-Up Agreement dated January 31, 2006 and the delivery of disbursement instructions to escrow agent, incorporated by reference to the Company’s Registration Statement on Form S-3 filed on July 18, 2007 (Registration No. 333-144672).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 12, 2007, announcing the scheduled time for the release of its 2007 third quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 26, 2007

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1	Underwriting Agreement, dated as of September 11, 2007, by and among Gulf Island Fabrication, Inc., Aransas Partners (f/k/a Gulf Marine Fabricators) and Johnson Rice & Company, L.L.C., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 13, 2007.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through July 27, 2007, incorporated by reference to the Company’s Form 8-K filed on July 30, 2007.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Agreement dated July 18, 2007 regarding partial release of shares of common stock subject to the Lock-Up Agreement dated January 31, 2006 and the delivery of disbursement instructions to escrow agent, incorporated by reference to the Company’s Registration Statement on Form S-3 filed on July 18, 2007 (Registration No. 333-144672).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 12, 2007, announcing the scheduled time for the release of its 2007 third quarter earnings and its quarterly conference call.

E-1