Form 10-K
period 2007-12-31
GULF ISLAND FABRICATION INC
filed 2008-03-03
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2007 was approximately $434,943,431.

The number of shares of the registrant’s common stock, no par value per share, outstanding February 28, 2008 was 14,215,736.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2008 Annual Meeting of Shareholders to be held April 24, 2008 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

General

Gulf Island Fabrication, Inc., through our subsidiaries, is a leading fabricator of offshore drilling and production platforms, hull and/or deck sections of floating production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See our discussion under the heading “Acquisition of Gulf Marine and Other Recent Developments” for more information regarding this acquisition.

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

Effective January 1, 2000, all of the operating assets, buildings and properties owned directly by Gulf Island Fabrication, Inc. were placed in Gulf Island, L.L.C., a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the company. As a result, Gulf Island Fabrication, Inc. now serves as a holding company and conducts all of its operations through its subsidiaries, which in addition to Gulf Island, L.L.C., include Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”) a wholly owned subsidiary of Gulf Island, L.L.C. (specializing in the fabrication of living quarters for offshore platforms) and G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators (“Gulf Marine”).

Acquisition of Gulf Marine and Other Recent Developments

Our acquisition of Gulf Marine in January 2006 enables us to perform dockside integration, provides us with increased rolled goods capabilities, affords 45 feet of water depth access to our facilities, gives us the ability to construct 1,300 foot conventional jackets and tendons for floating production platforms, offers us much greater lifting capacity dockside (4,000 tons), and makes available an additional labor pool. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico. Simultaneously with the acquisition, the Company and Technip-Coflexip USA Holdings, Inc., the former indirect parent of Gulf Marine, entered into a cooperation agreement pursuant to which we agree to work together on mutually agreed upon engineer, procure and construct (“EPC”) projects and engineer, procure, install and commission (“EPIC”) projects requiring fabrication work in the Gulf Coast region. Under this agreement, we have a right of first refusal on the fabrication work in connection with certain bids that Technip may submit.

We believe that spending by our customers and potential customers for projects for use in the Gulf of Mexico and international deepwater (generally, depths over 1,000 feet) will continue to grow as a percentage of their total offshore expenditures. These projects are typically much larger than projects for use in the shallow water. Our acquisition of Gulf Marine enables us to fabricate and assemble all components of deepwater construction projects, which we were previously limited from doing by the physical constraints of our Houma yards. We believe the acquisition of Gulf Marine positions us as a leading U.S. deepwater fabricator. In addition, it has increased our labor pool, provided opportunities for additional work from our cooperation agreement with Technip and given us the largest fabrication capacity on the Gulf Coast.

In May 2007, we formed a limited liability company called Gulf Island Resources, L.L.C. to hire laborers with similar rates and terms as the contract labor service companies provide. The basis of the company is to hire and retain labor to eliminate or reduce our need for contract labor required during the peak labor demand necessary to meet our scheduling requirements. Gulf Island Resources is registered to conduct business in Louisiana and Texas which enables us to provide employees for our Louisiana and Texas facilities.

In late 2007, we decided to expand our operations in the marine construction area to reduce the fluctuations in work volume caused by the decrease in awards of shallow water structures. The decline in the fabrication of shallow water structures is primarily related to the fact that the infrastructure for shallow water is fairly developed and as existing oil and gas production decreases it creates capacity to handle new oil and gas production without having to fabricate new structures. In 2007, we hired several manager level employees with many years of shipyard experience to manage the day to day operation of the marine construction projects, which will be located on Gulf Island, L.L.C.’s west yard across the Houma Navigation Canal from the main yard. The Board of Directors has approved $5 million for capital improvements which include an automated blasting and priming area, the expansion of an existing fabrication shop to house a computerized cutting table and an automated panel line. We currently have contracts to fabricate mid-body sections for platform supply vessels and to fabricate several brown water towboats.

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

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms

(such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also have the ability to produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration; load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLP’s, SPARs or other similar cargo. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants.

We use the latest welding and fabrication technology available, and all of our products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society, American Society of Mechanical Engineers, American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2000 quality assurance programs. See “—Safety and Quality Assurance.”

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

Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in the fabrication yards. The tubular sections (which vary in diameter up to 23 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. Our ability to fabricate and assemble the large tubular sections needed for jackets built for use in water depths over 300 feet distinguish us from all but two of our domestic competitors.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections and hulls for use with TLPs of any size. With TLPs and other floating concepts as the alternative of choice for deepwater drilling and production platforms, our participation in this arena firmly established, and our acquisition of Gulf Marine. We believe we are well positioned to participate in the continued expansion into the deepwater areas.

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

Facilities and Equipment

Facilities. Our corporate headquarters and Gulf Island, L.L.C.’s main fabrication yard are located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 25,000 square feet that house administrative staff, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits load out of heavy structures.

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

Gulf Island, L.L.C.’s North Yard, formerly the Southport facility, operates on the east bank of the Houma Navigation Canal adjacent to Gulf Island, L.L.C.’s main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean going vessels and the loadout of heavy structures.

Gulf Marine’s south yard (Ingleside, Texas) is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s

Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels. When completed in mid-2008, the graving dock will measure 600 feet long by 250 feet wide and 40 feet deep. It has a reinforced concrete slab floor and sheet pile walls. Around the perimeter, the graving dock has pile supported relieving platforms to take the surcharge load applied by cranes. The south end of the graving dock, the end that opens to the Corpus Christi Ship Channel, has a removable sheet piled wall supported by steel struts. When flooded, the graving dock will have a minimum of 30 feet of water over the concrete floor. The graving dock is being constructed to allow for certain components of the MinDOC hull to be fabricated and assembled inside of the graving dock. Once the hull is completed, the graving dock will be flooded and the hull will be towed to its location in the Gulf of Mexico. Although the graving dock is being constructed to facilitate the MinDOC project, it can be used for fabricating any floating structure that will fit within its perimeters and can also be used for ship and floating rig repair.

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

We own all of the foregoing properties.

Equipment. Gulf Island, L.L.C.’s main yard houses its Model 34 and Model 25 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric section, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island, L.L.C.’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island, L.L.C.’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines Gulf Island, L.L.C. can essentially double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island, L.L.C. has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island, L.L.C. also owns 17 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island, L.L.C.’s yards. Gulf Island, L.L.C. may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island, L.L.C. owns six, rubber tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island, L.L.C. owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island, L.L.C. performs routine repairs and maintenance on all of its equipment.

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

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. However, the continued consolidation of the domestic steel industry and an increased demand from China has put a strain on the worldwide supply of raw materials required to produce steel. China currently consumes approximately one-third of the world output of rolled steel. Steel delivery times and pricing per ton have increased during the past few years. What was a standard delivery of 6-8 weeks for steel is now 8-12 weeks for heat treated as well as standard material. In addition, the weak U.S. dollar together with growing global demand has allowed U.S. steel mills to increase prices. To cover the increased cost of the raw materials, steel companies are adding surcharges on steel. These surcharges change every month and are typically passed on to the customer.

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug program and conduct periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees with safety awards distributed at various times all during the year depending on the specific program in-place. These awards are the result of observations and audits performed by the safety department and front line supervision.

We fabricate to the standards of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, American Bureau of Shipping, United States Coast Guard and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, which process is performed by an independent contractor.

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

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform work as a sub-contractor for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 80% of our revenue. The balance of our revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including North Africa, West Africa, Middle East, Latin America, the Caribbean, Offshore Canada and the North Sea.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 70% of revenue (28% for Bluewater Industries, Inc., 23% for Daewoo Shipbuilding and Marine Engineering, Ltd., and 19% Chevron Corporation) in 2007, for 42% of revenue (42% Chevron Corporation) in 2006, and 42% of revenue (19% Kerr McGee Corporation, 12% Amerada Hess Corporation, and 11% Keppel SLP Engineering Ltd.) in 2005. In addition, at December 31, 2007, 75% of our backlog, which consists of work remaining at December 31, 2007 and commitments received through February 27, 2008, was attributable to 17 projects involving 12 customers. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

Most of our projects are awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s President and the Company’s Executive Vice President of Operations. As an incentive to control costs, each of, Gulf Island, L.L.C., Dolphin Services and Gulf Marine give bonuses to its employees totaling 5% to 6% of their separate company income before taxes, depending on job position.

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

	2007				2006				2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	23%	29%	26%	21%	18%	29%	29%	24%	29%	29%	20%	22%
Gross profit	15%	25%	31%	29%	10%	27%	44%	18%	27%	35%	19%	18%
Net income	14%	25%	32%	28%	9%	27%	47%	17%	27%	35%	17%	21%
Direct labor hours (in 000’s)	878	901	887	916	686	888	913	828	566	641	535	515

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

We currently have several domestic competitors, including J. Ray McDermott, S.A. and Kiewit Offshore Services, for the fabrication of platform jackets to be installed in water depths greater than 300 feet. In addition to these companies, we compete with other fabricators for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters. Certain of our competitors have greater financial and other resources than we do.

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

Backlog

As of December 31, 2007, our revenue backlog, which consists of work remaining at December 31, 2007 and commitments received through February 27, 2008, was $330.4 million ($243.9 million of which management expects to be performed during 2008) and the corresponding man-hour backlog was 3.2 million hours remaining to work. Of the $330.4 million revenue backlog, approximately 70% was attributable to 12 customers.

Of the backlog at December 31, 2007, $185.4 million, or 56.1%, represented projects destined for deepwater locations compared to $412.0 million, or 96.0%, of projects destined for deepwater locations included in the December 31, 2006 backlog. The acquisition of Gulf Marine enabled us to more fully participate in the market for deepwater projects, which we believe will continue to expand as a proportion of total offshore projects. These deepwater projects directly contributed to the much larger backlog at December 31, 2006.

Of the backlog at December 31, 2007, we expect to recognize revenues of approximately $243.9 million (73.8%) during calendar year 2008 and $58.2 million during calendar year 2009, and the remaining $28.3 million thereafter.

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

Until our acquisition of the Gulf Marine facilities, the Houma Navigation Canal provided the only means of access from our facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our operations and financial position.

In September of 2005, Hurricane Rita caused major silting problems in the lower reach of the Houma Navigation Canal that restricted vessels to less than 12 feet of draft to utilize the channel. During 2006, the U.S. Army Corps of Engineers performed maintenance dredging to bring the channel back to the design depth in the lower reach. During 2007, the U.S. Corps of Engineers dredged the upper reach back to the design depth from mile 10 to the Gulf Intercoastal Waterway. The proposed activity for 2008 is maintenance dredging of the inland reach as needed and as funded. Although the channel depth is currently limited to 15 feet deep, we have not experienced any material or adverse effects to our Company as a result of the limitation, but are uncertain of events that may occur in the future.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in between $450,000 to $750,000 of expenditures per year. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

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

In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, the American Society of Mechanical Engineers, American Welding Society, American Bureau of Shipping, United States Coast Guard, promulgate technical standards that we must adhere to in the fabrication process.

Insurance

We maintain insurance, as well as self-insured retentions, against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects and general liability insurance. The Company and our subsidiaries, Gulf Island, L.L.C., and Dolphin Services are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. We also maintain maritime employer’s liability insurance. Gulf Marine’s insurance coverage is similar to that maintained by Gulf Island, L.L.C., except that Texas workers’ compensation is subject to a $300,000 per occurrence deductible as well as for U. S. longshoreman and harbor workers’ coverage. Gulf Island Resources, L.L.C. has Louisiana and Texas Worker’s Compensation policies subject to a $300,000 per occurrence deductible as well as for U.S. longshoreman and harbor workers’ coverage. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2007, the number of our employees ranged from approximately 1,800 to 1,850, and the number of contract laborers we used ranged from 275 to 550. As of February 28, 2008, we had approximately 1,900 employees. Although there may be a decline in our output during the winter months, we generally do not lay off employees during those months but reduce the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of our employees are employed pursuant to a collective bargaining agreement, and we believe that our relationship with our employees is good.

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

The demand for skilled piping and steel workers, predominately in the chemical plants and refineries but also throughout the marine construction industry, increased during 2006 and continued to increase significantly in 2007. We have lost and will probably continue to lose additional employees to companies that are paying significantly higher wage rates. We need to replace these employees to a large extent with contract labor, which is typically more expensive than our own workforce. Without a reversal of these trends in the near future, we could potentially see additional reductions in our labor force, thus causing us to be more reliant on contract labor to successfully meet our customer demands. Thus, our estimated costs to complete our contracts could increase further and our profits could decline as a result.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, increase in our use of contract labor, or all of these. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. The demand for skilled piping and steel workers, predominately in the chemical plants and refineries, but also throughout the marine construction industry, increased during 2006 and 2007 and continues to increase significantly. We have lost and will probably continue to lose additional employees to companies that are paying significantly higher wage rates. We need to replace these employees to a large extent with contract labor, which is typically more expensive than our own workforce. Without a reversal of these trends in the near future, we will potentially see additional reductions in our labor force, thus causing us to be more reliant on contract labor to successfully meet our customer demands. Thus, our estimated costs to complete our contracts could increase further and our profits could decline as a result.

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

Our ownership and operation of vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking’s, fires and other marine casualties, which can result in significant claims for damages against both us and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding, as occurred in 2005.

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

Competitive pricing common in the marine construction industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price or unit-rate basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material,

•	variations in productivity from the original estimates, and

•	changes in estimates or bidding.

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

Until our acquisition of the Gulf Marine facilities, the Houma Navigation Canal provided the only means of access from our facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our operations and financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of February 1, 2008. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	60	Chairman of the Board, President and Chief Executive Officer
Kirk J. Meche	45	Executive Vice President—Operations
Murphy A. Bourke	63	Executive Vice President—Marketing
Robin A. Seibert	51	Vice President—Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer
William G. Blanchard	49	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Johannes Ikdal	50	President and Chief Executive Officer of Gulf Marine Fabricators (fabrication subsidiary)

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

Murphy A. Bourke has been Executive Vice President—Marketing since January 2000, and was Vice President – Marketing since we began operations in 1985 until December 1999.

Robin A. Seibert became Vice President—Finance and Chief Financial Officer and Treasurer in October 2007. Mr. Seibert served as the Company’s Controller from 1997 until 2007 and Chief Accounting Officer since 1998.

William G. “Bill” Blanchard became President and Chief Executive Officer of Gulf Island, L.L.C., in February 2006. Mr. Blanchard was Estimating Department Manager of Gulf Island, L.L.C. from January 2000 until January 2006.

Johannes Ikdal became President and Chief Executive Officer of Gulf Marine Fabricators, in July 2007. Mr. Ikdal was Operations Manager of Gulf Marine Fabricators, from April 2004 to August 2007. Prior to April 2004, Mr. Ikdal was a Project Manager for Gulf Marine Fabricators.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of February 28, 2008, we had approximately 2,500 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2007
First Quarter	$37.99	$25.95	$.10
Second Quarter	35.48	26.47	.10
Third Quarter	39.37	30.95	.10
Fourth Quarter	39.18	29.17	.10

Fiscal Year 2006
First Quarter	$28.03	$21.61	$.075
Second Quarter	26.07	18.00	.075
Third Quarter	28.67	17.50	.075
Fourth Quarter	40.24	23.20	.075

In each quarter of 2007, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.7 million. In each quarter of 2006, our Board of Directors declared a dividend of $0.075 per share on the shares of our common stock outstanding, totaling $4.2 million. On February 28, 2008, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 25, 2008 to shareholders of record on March 13, 2008. The future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2007.

Period	Total Shares Purchased[a]	Average Price Paid Per Share	Current Program
			Shares Purchased	Shares Available for Purchase
October 1 to 31, 2007	—	—	—	—
November 1 to 30, 2007	—	—	—	—
December 1 to 31, 2007	2,307	$32.06	—	—

Total	2,307	$32.06	—	—

a.	This category includes shares repurchased under our applicable stock incentive plans to satisfy tax obligations on restricted stock awards.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2002 to December 31, 2007, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on December 31, 2002 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
GULF ISLAND FABRICATION, INC.		4.80	29.47	12.78	53.52	-12.97
S&P 500 INDEX		28.68	10.88	4.91	15.79	5.49
S&P 500 OIL & GAS EQUIPMENT & SERVICES		24.74	31.86	48.57	15.54	47.90

	Base Period Dec02	INDEXED RETURNS Years Ending
Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
GULF ISLAND FABRICATION, INC.	100	104.80	135.68	153.02	234.90	204.44
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
S&P 500 OIL & GAS EQUIPMENT & SERVICES	100	124.74	164.49	244.38	282.35	417.58

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2007 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2007	2006 (1)	2005	2004	2003
	(in thousands, except per share data)
Income Statement Data:
Revenue	$472,739	$312,181	$188,545	$173,878	$203,667
Cost of revenue	415,901	273,768	164,548	151,205	174,765

Gross profit	56,838	38,413	23,997	22,673	28,902
General and administrative expenses	10,359	9,137	5,681	4,818	5,168

Operating income	46,479	29,276	18,316	17,855	23,734
Net interest income	384	(114)	1,340	478	174
Other, net income (expense)	(10)	1,261	(460)	(21)	19

Income before income taxes	46,853	30,423	19,196	18,312	23,927
Income taxes	15,686	9,098	6,209	6,270	8,135

Net income	31,167	21,325	12,987	12,042	15,792

Income Summary Data:
Basic earnings per share	$2.20	$1.54	$1.06	$1.00	$1.34

Diluted earnings per share	$2.18	$1.53	$1.05	$0.99	$1.33

Basic weighted-average common shares	14,161	13,812	12,242	12,054	11,779

Adjusted weighted-average common shares	14,270	13,934	12,376	12,188	11,895

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$57,384	$54,551	$87,141	$75,214	$60,711
Property, plant and equipment, net	188,766	155,440	59,744	60,346	58,259
Total assets	325,213	251,448	163,806	152,285	140,316
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (2)	3,582	3,315	2,257	2,075	2,337
Backlog as of December 31, (3)
Direct labor hours	3,682	4,028	1,436	1,075	1,310
Dollars	$330,445	$429,080	$114,610	$88,203	$99,223

(1)	Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See Note 3 to the Notes to Consolidated Financial Statements in Item 8.
(2)	Direct labor hours are hours worked by employees directly involved in the production of the Company’s products.
(3)

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

Backlog

As of December 31, 2007, we had a revenue backlog of $330.4 million and a labor backlog of approximately 3.7 million man-hours remaining to work, which consists of work remaining at December 31, 2007 and commitments received through February 27, 2008, compared to the revenue backlog of $429.1 million and a labor backlog of 4.0 million man-hours reported in our Form 10-K at December 31, 2006.

Of the backlog at December 31, 2007, $185.4 million, or 56.1%, represented projects destined for deepwater locations compared to $412.0 million, or 96.0%, of projects destined for deepwater locations included in the December 31, 2006 backlog. The acquisition of Gulf Marine enabled us to more fully participate in the market for deepwater projects, which we believe will continue to expand as a proportion of total offshore projects. These deepwater projects directly contributed to the much larger backlog at December 31, 2006.

Of the backlog at December 31, 2007, we expect to recognize revenues of approximately $243.9 million (73.8%) during calendar year 2008 and $58.2 million during calendar year 2009, and the remaining $28.3 million thereafter.

During 2007, our workforce ranged from approximately 1,800 to 1,850. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2007, our use of contract labor ranged from approximately 275 to 550.

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

Revenue Recognition

The majority of the Company’s revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, the Company would have to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. Profit incentives from customers are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2007, the Company recorded revenue totaling $1.4 million related to certain change orders, which have been approved as to scope but not price. The Company is in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If the company collects amounts different than the

$1.4 million of revenue that has been recorded, that difference will be recognized as income or loss. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such losses are determined.

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Recent Events

On July 18, 2007, we filed a “shelf” Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission registering up to $42,841,260 worth of our common stock that may be sold from time to time by us and up to 1,589,067 shares of our common stock that may be sold from time to time by Aransas, the selling shareholder named therein. In connection with our acquisition of the facilities, machinery and equipment of Gulf Marine in January 2006, we issued 1,589,067 shares of our common stock to Aransas Partners as partial consideration for the acquisition. These shares were deposited into an escrow account as security for the indemnification obligations of Aransas and its indirect parent company, Technip USA Holdings, Inc. (“Technip”). Upon the termination of the escrow period, no later than January 31, 2008, any shares not required to satisfy indemnification obligations will be released. During the escrow period, Aransas cannot transfer the shares other than to an affiliate, but retains all voting rights with respect to the shares. The indemnification obligations of Aransas and Technip are not limited to the shares. We released 800,000 of the 1,589,067 shares from escrow promptly after the effective time of the Registration Statement. In addition, in connection with the acquisition, we, Aransas and Technip also entered into a lock-up agreement pursuant to which Aransas agreed not to sell or otherwise transfer for a period ending on January 31, 2008, the 1,589,067 shares of our common stock issued to it as partial consideration for the acquisition. The lock-up agreement was also amended effective as of the date of the filing of the Registration Statement to provide for the expiration of the lock-up period as of the effective time of the Registration Statement with respect to 800,000 of the shares. The Registration Statement became effective on September 4, 2007, and Aransas sold 800,000 shares pursuant to the Registration Statement on September 17, 2007. Effective January 31, 2008, the lock-up agreement terminated and the remaining 789,067 shares were released from escrow account to Aransas.

Results of Operations

Comparison of the Years Ended December 31, 2007 and 2006

For the twelve month period ended December 31, 2007, our revenue was $472.7 million, an increase of 51.4%, compared to $312.2 million in revenue for the twelve month period ended December 31, 2006. The majority of the increase in revenue was associated with the acquisition of Gulf Marine, which enabled us to more fully participate in the market for deepwater projects. We started the year with a backlog of $429.1 million, of which three major contracts were being fabricated at our Gulf Marine facility in South Texas. In addition, two of these three major contracts required large material cost outlay during 2007. These material costs passed directly to revenue. For the twelve month period ended December 31, 2007, direct labor man-hours were 3.6 million compared to 3.3 million for the twelve month period ended December 31, 2006.

For the twelve month period ended December 31, 2007, gross profit was $56.8 million (12.0% of revenue) compared to gross profit of $38.4 million (12.3% of revenue) for the twelve months ended December 31, 2006. Although gross profit increased for 2007 compared to the same period in 2006, the gross profit margins in 2007 decreased. This decrease in gross profit margin was caused by a substantially greater amount of pass through costs, with no associated profit, included in the revenue and costs for the twelve months of 2007 compared to the same period of 2006 and was also caused by increased labor costs primarily due to our reliance on contract labor to maintain sufficient labor levels to complete the major projects in progress. During 2007, our weighted-average number of contract employees was 423 employees compared to 195 contract employees for 2006, an increase of 117%. Material and subcontract costs represented 52.3% of the direct cost of sales for the twelve months ended December 31, 2007, compared to 42.9% for the twelve months ended December 31, 2006. Although we have normal escalation clauses in the larger contracts for material and labor, the dramatic increases post Hurricanes Katrina and Rita in labor rates with the simultaneous increased demand for labor in the upstream and downstream sectors of the fabrication business, has caused an abnormal increase in labor rates for skilled labor. We continue to negotiate with our customers in an attempt to neutralize additional increases in labor, material and subcontract costs, but we can not ensure that any of these additional costs will be reimbursed.

The Company’s general and administrative expenses were $10.3 million for the twelve month period ended December 31, 2007. This compares to $9.1 million for the twelve month period ended December 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 2.2%, from 2.9% of revenue, for the twelve month periods ended December 31, 2007 and December 31, 2006, respectively. The increase in general and administrative expenses are directly related to increases in the number of personnel and related cost (salaries, wages and benefit related costs) normally associated with increases in production volumes.

The Company had net interest income of $384,000 for the twelve month period ended December 31, 2007, compared to net interest expense of $114,000 for the twelve month period ended December 31, 2006. The change is primarily the result of borrowings incurred by the Company related to the acquisition of, and additional capital expenditures for, Gulf Marine.

In the “Other” section of the “Other Income (Expense)” category for 2007 is a net expense of $10,000 related to the sale of miscellaneous equipment. In the “Other” section of the “Other Income (Expense)” category for 2006 is a net income of $1.3 million. The majority of this income was the result of the sale of the Company’s interest in MinDOC, which was effective January 23, 2006, and which generated a gain of approximately $1.0 million. The remainder was from the gain on the sale of other fixed assets.

The Company’s effective income tax rate was 33.5% for the twelve month period ended December 31, 2007, compared to 29.9% for the twelve month period ended December 31, 2006. The increases relate primarily to the employment hiring credits available to us in 2006 for both state and federal taxes that phased-out in the third and fourth quarters of 2007.

Comparison of the Years Ended December 31, 2006 and 2005

The Company’s revenue for the twelve month period ended December 31, 2006 was $312.2 million, an increase of 65.6%, compared to $188.5 million in revenue for the twelve month period ended December 31, 2005. The majority of the increase in revenue was associated with the acquisition of Gulf Marine, which enabled the Company to more fully participate in the market for deepwater projects. Exclusive of Gulf Marine, revenue increased $12.2 million or 6.5% for the twelve month period ended December 31, 2006.

For the twelve month period ended December 31, 2006, gross profit was $38.4 million (12.3% of revenue) compared to gross profit of $24.0 million (12.7% of revenue) for the twelve months ended December 31, 2005. Comparing the Company’s gross profit and gross profit margin for the twelve month period ended December 31, 2006 to the same periods of 2005, requires an analysis of certain items that affected 2005 and 2006. During the third quarter of 2005, two major hurricanes struck the U. S. Gulf Coast imparting extensive damage to the offshore platforms and the infrastructure along the Gulf Coast. This damage negatively impacted the Gulf Coast fabrication industry, including our Company, for the third and fourth quarters of 2005. The pressure placed on the existing skilled labor by the rebuilding of the Gulf Coast after hurricanes Katrina and Rita, the upgrading of the petro-chemical plants in the area, and the high demand for skilled labor throughout the marine construction industry caused the Company to incur increased labor costs and to rely more heavily on contract labor, not only during 2005, but throughout 2006. The increased employee and contract labor costs, particularly on two large contracts in our backlog that were bid before Hurricanes Katrina and Rita, was the major cause of the reduction in gross profit margin to 12.3% of revenue for 2006, from 12.7% of revenue for 2005. The Company also experienced an increase in raw material costs. In addition, during the first quarter of 2006, the Company acquired the Gulf Marine facilities. The acquisition of Gulf Marine helped the Company to produce total revenue of $312.2 million and man-hours worked of 3.3 million, for the twelve months ended December 31, 2006. This compares to $188.5 million of revenue and 2.3 million man-hours worked during the twelve months ended December 31, 2005. This 65.6% increase in revenue for 2006 when compared to 2005, although at a reduced gross profit margin, enabled the Company to increase gross profit by $14.4 million, or a 60.1% increase over 2005 gross profit.

The Company’s general and administrative expenses were $9.1 million for the twelve month period ended December 31, 2006. This compares to $5.7 million for the twelve month period ended December 31, 2005. As a percentage of revenue, general and administrative expenses decreased slightly to 2.9%, from 3.0% of revenue, for the twelve month periods ended December 31, 2006 and December 31, 2005, respectively. Exclusive of Gulf Marine, general and administrative expenses were $6.0 million, 3.0% of revenue, for the twelve month period ended December 31, 2006. Exclusive of Gulf Marine, the absolute dollar increase in general and administrative expenses was due primarily to increases in salaries and wage related cost associated with the increase in production activities.

The Company had net interest expense of $114,000 for the twelve month period ended December 31, 2006, compared to net interest income of $1.3 million for the twelve month period ended December 31, 2005. The change is primarily the result of borrowings incurred by the Company related to the acquisition of, and additional capital expenditures for, Gulf Marine during 2006.

In the “Other” section of the “Other Income (Expense)” category for 2006 is a net income of $1.3 million. The majority of this income was the result of the sale of the Company’s interest in MinDOC, which was effective January 23, 2006, and which generated a gain of approximately $1.0 million. The remainder was from the gain on the sale of other fixed assets. For 2005, the “Other” section was a net expense of $460,000. The majority of this expense ($450,000) reflects the market loss we recorded as a result of the liquidation of short term investments in January 2006 in anticipation of the acquisition of Gulf Marine’s assets. FASB 115 required that we record the loss in 2005.

The Company’s effective income tax rate was 29.9% for the twelve month period ended December 31, 2006, compared to 32.3% of income before income taxes for the twelve month period ended December 31, 2005. The decrease relates primarily to the change in the apportionment of taxable state income and employment hiring credits for both state and federal taxes.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. At December 31, 2007, the Company’s cash and cash equivalents totaled $24.6 million. Net cash provided by operating activities was $64.8 million for the year ended December 31, 2007, compared to $43.0 at December 31, 2006. Working capital was $57.4 million at December 31, 2007. The ratio of current assets to current liabilities was 1.73 to 1 at December 31, 2007. The Company’s primary source of cash is its cash receipts related to contract receivables. In the early phases of a new project, the Company utilizes its cash to purchase material and outside services and increase labor activities, which results in a reduction of cash and an increase in contract receivables. In certain contracts, the process to measure the amount of invoicing for a particular customer may differ from the process to measure revenue recognition on the contract, thus an increase in contracts receivable can be offset by an increase in billing in excess of cost. When comparing December 31, 2007 to December 31, 2006, contracts receivable increased by $21.5 million ($78.7 million from $57.2), but billings in excess of cost and estimated earnings on uncompleted contracts increased by $24.5 million ($44.3 million from $19.8 million). Thus, creating a $3.0 million reduction is cash provided by operating activities. Of the $78.7 million of contracts receivable outstanding at December 31, 2007, approximately $52.3 million had been collected through February 28, 2008. The $3.6 million of net cash used in financing activities for the period ended December 31, 2007 was made up of $1.3 million of proceeds from the exercise of stock options and $755,000 of tax benefit from the exercise of stock options less $5.7 million in payments of dividends on common stock. Net cash used in investing activities for the year ended December 31, 2007 was $46.9 million, of which the entire amount was for capital expenditures for improvements to our production facilities and for equipment designed to increase the capacity of our facilities and the productivity of our labor force. Included in capital expenditures for 2007 was $24.0 million for the construction of a graving dock and $3.0 million for the purchase of six, rubber tired, hydraulic modular transporters (KAMAG—Type 2406) for our Gulf Marine facility.

Total completed cost of the graving dock is estimated to be $30 million and it is expected to be the only graving dock of this size on the Gulf Coast. The transporters will allow various deck sections weighing up to 1,200 tons to be transported around the facility much easier than more conventional tracking of sections with cranes.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets. The amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At December 31, 2007, there were no borrowings outstanding under the credit facility, but we did have letters of credit outstanding totaling approximately $39.8 million, which reduces the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2007, we were in compliance with these covenants.

Our Board of Directors approved a capital budget of approximately $20.9 million for 2008, which includes the purchase of equipment and additional yard and facility expansion or improvements. Included in the 2008 capital expenditure budget is $5.0 million for the purchase and installation of equipment for a panel line system to facilitate our expansion into additional marine construction areas such as towboats, barges and mid-body sections for offshore supply vessels.

Management believes that during the next 12 months its available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and its working capital needs. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing. Also, job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver.

Contractual Obligations and Commitments

The following table sets forth an aggregation of the Company’s contractual obligations and commitments as of December 31, 2007, (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$16	$5	$11	—
Purchase commitment—equipment (2)	1,934	1,934	—	—

	$1,950	$1,939	$11	$—

(1)	Operating leases are commitments for office space, office equipment and equipment rentals.
(2)	Purchase commitment—equipment is a commitment related to a purchase order agreements.

Off Balance Sheet Arrangements

The Company is not a party to any contract or other obligation not included in its balance sheet that has, or is reasonably likely to have, a current or future effect on its financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have a $50.0 million line of credit with our primary commercial banks. Under the terms of the revolving credit agreement, we may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. We do not believe that we have any material exposure to market risk associated with interest rates.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, of Gulf Island Fabrication, Inc. and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2008

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	183,500		$17.46	205,331
Equity compensation plans not approved by security holders	0			0

Total	183,500	(1)		205,331	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2007, these shares would represent 1.3% of the then total outstanding shares of the company.

(2)	As of December 31, 2007, there were 166,252 shares remaining available for issuance under the 2002 Long-Term Incentive Plan, and 39,079 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

graving dock	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2000:	International Standards of Operations 9001-2000— Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

G-1

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004,) “Share-Based Payment.” As discussed in Note 2 of the Notes to Consolidated Financial Statements, effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes with respect to FASB 109—Accounting for Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2008

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,640	$10,302
Contracts receivable, net	78,748	57,229
Contract retainage	430	1,785
Costs and estimated earnings in excess of billings uncompleted contracts	17,690	14,869
Prepaid expenses and other	2,776	2,839
Inventory	7,427	4,793
Deferred tax assets	4,036	1,332
Recoverable income taxes	—	2,948

Total current assets	135,747	96,097
Property, plant and equipment, net	188,766	155,440
Intangible assets (less accumulated amortization of $856,000 at December 31, 2006)	—	544
Other assets	700	699

Total assets	$325,213	$252,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,080	$12,786
Billings in excess of costs and estimated earnings on uncompleted contracts	44,301	19,806
Accrued employee costs	7,421	5,327
Accrued expenses	2,419	2,295
Income taxes payable	6,142	—

Total current liabilities	78,363	40,214
Deferred tax liabilities	17,937	11,810

Total liabilities	96,300	52,024
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,214,736 and 14,117,333 shares issued and outstanding at December 31, 2007 and December 31, 2006	9,560	9,368
Additional paid-in capital	87,853	85,365
Retained earnings	131,500	106,023

Total shareholders’ equity	228,913	200,756

Total liabilities and shareholders’ equity	$325,213	$252,780

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue	$472,739	$312,181	$188,545
Cost of revenue	415,901	273,768	164,548

Gross profit	56,838	38,413	23,997
General and administrative expenses	10,359	9,137	5,681

Operating income	46,479	29,276	18,316
Other income (expense):
Interest expense	(50)	(473)	(55)
Interest income	434	359	1,395
Other—net	(10)	1,261	(460)

	374	1,147	880

Income before income taxes	46,853	30,423	19,196
Income taxes	15,686	9,098	6,209

Net income	$31,167	$21,325	$12,987

Earnings per share data:
Basic earnings per share	$2.20	$1.54	$1.06

Diluted earnings per share	$2.18	$1.53	$1.05

Cash dividend declared per common share	$0.40	$0.30	$0.30

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2005	12,151,041	4,780	42,326	79,571	(93)	126,584
Exercise of stock options	127,580	183	1,651	—	—	1,834
Income tax benefit from exercise of stock options	—	—	425	—	—	425
Net Income	—	—	—	12,987	—	12,987
Unrealized (loss) on available-for-sale securities (net of tax)	—	—	—	—	93	93

Comprehensive income						13,080
Compensation expense—restricted stock	—	1	13	—	—	14
Dividends on common stock	—	—	—	(3,672)	—	(3,672)

Balance at December 31, 2005	12,278,621	$4,964	$44,415	$88,886	$—	$138,265
Exercise of stock options	244,240	334	3,001	—	—	3,335
Income tax benefit from exercise of stock options	—	—	1,317	—	—	1,317
Net Income	—	—	—	21,325	—	21,325
Issuance of common stock—restricted stock vesting	6,290	—	—	—	—	—
Cancellation of common stock—restricted stock vesting	(885)	(3)	(31)	—	—	(34)
Compensation expense—restricted stock	—	16	151	—	—	167
Compensation expense—non-qualified stock options	—	57	512	—	—	569
Dividends on common stock	—	—	—	(4,188)	—	(4,188)
Issuance of common stock	1,589,067	4,000	36,000	—	—	40,000

Balance at December 31, 2006	14,117,333	$9,368	$85,365	$106,023	$—	$200,756
Exercise of stock options	87,460	132	1,198	—	—	1,330
Income tax benefit from exercise of stock options	—	—	755	—	—	755
Net Income	—	—	—	31,167	—	31,167
Issuance of common stock—restricted stock vesting	12,250	—	—	—	—	—
Cancellation of common stock—restricted stock vesting	(2,307)	(7)	(67)	—	—	(74)
Compensation expense—restricted stock	—	35	311	—	—	346
Compensation expense—non-qualified stock options	—	32	291	—	—	323
Dividends on common stock	—	—	—	(5,690)	—	(5,690)

Balance at December 31, 2007	14,214,736	$9,560	$87,853	$131,500	$—	$228,913

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$31,167	$21,325	$12,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,577	11,653	6,279
Amortization expense	544	856	—
Impairment expense	314	—	454
Deferred income taxes	3,423	1,208	(355)
Excess tax benefits from share-based payment arrangements	(755)	(1,317)	(425)
Compensation expense—stock compensation plans	669	736	14
Changes in operating assets and liabilities:
Contracts receivable, net	(21,519)	(20,262)	6,287
Contract retainage	1,355	(1,119)	1,768
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,821)	12,350	(21,067)
Prepaid expenses, inventory and other assets	(2,885)	938	(3,023)
Accounts payable	5,294	5,550	1,448
Billings in excess of costs and estimated earnings on uncompleted contracts	24,495	9,159	(2,651)
Accrued employee costs	2,021	1,842	699
Accrued expenses	124	792	699
Income taxes payable (recoverable)	9,845	(662)	(158)

Net cash provided by operating activities	$64,848	$43,049	$2,956
Cash flows from investing activities:
Capital expenditures, net	(46,905)	(27,626)	(5,677)
Payment for the purchases of net assets acquired, net of cash received	—	(41,487)	—
Proceeds from the sale of short-term investments	—	30,212	—
Purchase of short-term investments	—	—	(1,873)

Net cash used in investing activities	(46,905)	(38,901)	(7,550)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,330	3,336	1,834
Excess tax benefit from share-based payment arrangements	755	1,317	425
Payments of dividends on common stock	(5,690)	(4,188)	(3,672)

Net cash provided by (used in) financing activities	(3,605)	465	(1,413)

Net increase (decrease) in cash and cash equivalents	14,338	4,613	(6,007)
Cash and cash equivalents at beginning of period	10,302	5,689	11,696

Cash and cash equivalents at end of period	$24,640	$10,302	$5,689

Supplemental cash flow information:
Interest paid	$47	$396	$157

Income taxes paid, net of refunds	$2,493	$8,551	$6,774

Cancellation of common stock—restricted stock vesting	$74	$34	$—

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and two major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since this date.

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs and FPSOs); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; and offshore living quarters; tanks and barges. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants. We are also capable of fabricating mid-body sections for platform supply vessels and brown water towboats.

Operating Cycle

The length of our contracts varies, but, is typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received in cash within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation to employees under the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) and related interpretations as described in Note 17 of the Notes to Consolidated Financial Statements. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had recognized compensation expense by applying the fair value based method to all awards as provided under FASB No. 123, Accounting for Stock-Based Compensation, (Statement 123). For purpose of the pro forma disclosures, the estimated fair value of the options (net of expected tax benefits) is amortized to expense over the options’ vesting period. Since the Company’s options generally vest over a five-year period, the pro forma disclosures are not indicative of future amounts until Statement 123 is applied to all outstanding non-vested options. The Company’s pro forma information for the year ended December 31, 2005 is as follows (in thousands, except per share data):

Net income as reported	$12,987
Add stock-based employee compensation expense included in reported net income, net of related tax effect	9
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(731)

Pro forma net income including the effect of options	$12,265

Basic earnings per share:
As reported	$1.06
Pro forma including the effect of options	$1.00
Diluted earnings per share:
As reported	$1.05
Pro forma including the effect of options	$0.99

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2006 and 2007, include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

date fair value estimated in accordance with the provisions of Statement No. 123(R). Compensation expense is recognized on a straight-line basis over the vesting or service period and is net of forfeitures. Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2007 was $323,000 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the year ending December 31, 2007 would have been $212,000 higher if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the year ended December 31, 2007 would have been $0.02 higher and $0.02 higher, respectively, if the Company had not adopted Statement 123(R).

Also as a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was $569,000 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the year ending December 31, 2006 would have been $404,000 higher if the Company had not adopted Statement 123(R). Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.03 higher and $0.03 higher, respectively, if the Company had not adopted Statement 123(R).

Prior to the adoption of Statement 123(R), the company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $755,000 and $1.3 million excess tax benefits classified as financing cash inflows for the years ended December 31 2007 and 2006, respectively, would have been classified as operating cash inflows if the Company had not adopted Statement 123(R).

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Accrued Employee Cost—Workers Compensation Liability

The Company and its subsidiaries Gulf Island, L.L.C. and Dolphin Services are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value as an impairment charge. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Revenue Recognition

The Company uses the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns.

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2007, the Company recorded revenue totaling $1.4 million related to certain change orders, which have been approved as to scope but not price. The Company is in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If the Company collects amounts different than the $1.4 million of revenue that has been recorded, that difference will be recognized as income or loss. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

Reclassifications

The current portion of deferred tax assets for the year ended December 31, 2006 have been reclassified to conform to the December 31, 2007 consolidated financial statement presentation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48—“Accounting for Uncertainty in Income Taxes” with respect to FASB 109—Accounting for Income Taxes, regarding the accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for uncertainty in tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement effective January 1, 2007, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006.

Twelve-Months Ended December 31, 2006
(in thousands, except per share amounts)
Pro forma revenue	$316,676
Pro forma net income	$19,260
Pro forma basic net income per share	$1.39
Pro forma basic and diluted net income per share	$1.38

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the cost and related purchase price allocation of the assets acquired and liabilities assumed resulting from the Gulf Marine Acquisition.

Cost of the acquisition (in thousands):
Cash paid from the proceeds of debt	$12,000
Cash paid from cash on hand	27,648
Cash paid for other Acquisition costs	1,487
Cash received from seller for assumed liabilities	(5,825)
Issuance of common stock	40,000

$75,310

Allocation of the purchase price:
Property, plant and equipment	$79,772
Intangibles (amortization for 18 months)	1,400
Inventory	703
Current liabilities	(6,565)

$75,310

4. DISPOSITION OF MINDOC, L.L.C.

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of MinDOC, L.L.C. for $1 million. The sale resulted in a gain of $983,000. The Company believes that the other member, being a marine engineering company, is better suited to market the deepwater floating, drilling and production concept to potential customers. On September 27, 2006, the Company announced that its wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who has contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine has been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project.

5. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2007	2006
Completed contracts	$8,042	$4,647
Contracts in progress:
Current	70,706	52,582
Retainage due within one year	430	1,785

	79,178	59,014
Less allowance for doubtful accounts	—	—

	$79,178	$59,014

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2007	2006
Costs incurred on uncompleted contracts	$557,947	$302,841
Estimated profit earned to date	46,687	34,442

	604,634	337,283
Less billings to date	631,245	342,220

	$(26,611)	$(4,937)

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,690	$14,869
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,301)	(19,806)

	$(26,611)	$(4,937)

The billings in excess of costs and estimated earnings on uncompleted contracts increased significantly in 2007 compared to 2006 as a result of the Company billing certain customers in advance of earning the amount to date on that particular contract.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Land	$9,227	$9,227
Buildings	48,708	48,499
Machinery and equipment	135,551	118,899
Furniture and fixtures	3,278	2,585
Transportation equipment	2,852	2,588
Improvements	35,438	31,025
Construction in progress	31,920	7,373

	266,974	220,196
Less accumulated depreciation	78,208	64,756

	$188,766	$155,440

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2007, 2006, and 2005, the Company expensed $3.3 million, $2.8 million, and $1.8 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2007	2006
Deferred tax liabilities:
Depreciation	$17,937	$11,810

	17,937	11,810
Deferred tax assets:
Employee benefits	554	358
Uncompleted contracts	3,173	916
Compensation expense on stock options	92	58
State tax credits	217	—

Total deferred tax assets:	4,036	1,332

Net deferred tax liabilities:	$13,901	$10,478

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2007	2006	2005
Current:
Federal	$11,982	$7,703	$7,021
State	281	187	(456)

Total current	12,263	7,890	6,565
Deferred:
Federal	3,345	1,179	(537)
State	78	29	182

Total deferred	3,423	1,208	(355)

Income taxes	$15,686	$9,098	$6,209

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2007	%	2006	%	2005	%
U.S. statutory rate	$16,399	35.0%	$10,648	35.0%	$6,719	35.0%
Increase (decrease) resulting from:
State income taxes	360	0.9	215	0.7	—	—
Foreign sales	—	—	(135)	(0.4)	(228)	(1.2)
Qualified Production Activities
Income—Deduction	(655)	(1.4)	(229)	(0.8)	(187)	(1.0)
Federal Work Opportunity Tax Credit	(577)	(1.2)	(1,254)	(4.1)	—	—
Other	159	0.2	(147)	(0.5)	(95)	(0.5)

Income tax expense	$15,686	33.5%	$9,098	29.9%	$6,209	32.3%

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s 2007 effective annual tax rate was 33.5%. This rate reflects State and Federal tax credits available to the Company through various incentive programs that were phased-out in the third and fourth quarters of 2007. Exclusive of the State and Federal tax credits, the Company’s effective annual tax rate would have been 34.9%.

9. LINE OF CREDIT

Effective February 19, 2007, the Company and its lenders, JP Morgan Chase Bank, N.A. and Whitney National Bank entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by substantially all of the Company’s and its subsidiaries’ assets. The amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver.

At December 31, 2007, there were no borrowings outstanding under the credit facility, but we did have letters of credit outstanding totaling approximately $39.8 million, which reduces the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. At December 31, 2007, the Company was in compliance with these covenants.

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

In December 2004, the Company received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property the Company sold in 2001. In mid 2005 the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast, the scheduled sampling was cancelled. During the fourth quarter of 2006, the new sampling was completed. The Company is in the process of scheduling a meeting with LDEQ to discuss further a new Corrective Action Plan. Cost of remediation based on revising the Corrective Action Plan according to previous LDEQ recommendations was not expected to exceed $230,000 and remains unchanged. During 2007, the Company has increased the amount included in accrued expenses from $150,000 to $200,000, which is the current estimated cost to remediate the site.

11. RELATED PARTY TRANSACTIONS

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition, the Company’s indirect subsidiary changed its name to G. M. Fabricators, L.P. d/b/a Gulf Marine Fabricators. As consideration for the Acquisition, the Company paid $40 million in cash and issued 1,589,067 shares (or approximately 11% of its outstanding common stock) to Aransas Partners.

On July 18, 2007, we filed a “shelf” Registration Statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission registering, in part, the 1,589,067 shares of our common stock that may be sold from time to time by Aransas Partners, the selling shareholder named therein. The Registration Statement became effective on September 4, 2007, and Aransas Partners sold 800,000 shares pursuant to the Registration Statement on September 17, 2007.

During 2006, the Company was awarded three contracts, with an aggregate value of $14.5 million, from Technip to fabricate various oil and gas industry items for Technip to use with its customers. During the year ended December 31, 2006, the Company recognized revenue of $1.5 million on these contracts. Technip owed the Company a total of $1.3 million in contracts receivable at December 31, 2006. During 2007, the value of these contracts and two additional contracts awarded by Technip increased by $24.0 million to a total aggregate value of $38.5 million. During the year ended December 31, 2007, the Company recognized revenue of $31.6 million on these contracts. Technip owed the Company at total of $7.5 million in contracts receivable at December 31, 2007.

12. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2007	2006	2005
Bluewater Industries, Inc.	$131,480	$—	$—
Daewoo Shipbuilding and Marine Engineering, Ltd.	108,679	—	—
Chevron Corporation	89,382	130,939	—
Kerr-McGee Corporation	—	—	36,678
Amerada Hess	—	—	21,987
Keppel SLP Engineering	—	—	19,928

13. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 24%, 7%, and 30%, of the Company’s revenues for the years ended December 31, 2007, 2006, and 2005, respectively.

	December 31,
	2007	2006	2005
	(In millions)
Location:
United States	$359.4	$290.8	$131.8
International	113.3	21.4	56.7

Total	$472.7	$312.2	$188.5

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2007, 2006, and 2005, the Company contributed a total of $2.7 million, $2.1 million, and $1.1 million, respectively.

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue	$109,373	$137,572	$124,900	$100,894
Gross profit	8,510	14,143	17,996	16,503
Net Income	4,415	7,861	10,040	8,851
Basic EPS	0.31	0.56	0.71	0.62
Diluted EPS	0.31	0.55	0.70	0.62

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenue	$56,978	$89,508	$89,733	$75,965
Gross profit	4,014	10,514	16,890	6,995
Net Income	1,879	5,678	10,040	3,728
Basic EPS	0.14	0.41	0.72	0.27
Diluted EPS	0.14	0.41	0.72	0.26

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2007	2006	2005
Numerator:
Net Income	$31,167	$21,325	$12,987

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,161	13,812	12,242
Effect of dilutive securities:
Employee stock options	99	64	101
Employee restricted stock	10	58	33

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	14,270	13,934	12,376

Basic earnings per share	$2.20	$1.54	$1.06

Diluted earnings per share	$2.18	$1.53	$1.05

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. LONG-TERM INCENTIVE PLANS

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

At December 31, 2007, there were approximately 205,000 shares remaining available for future issuance under both equity compensation plans. The Company issues new shares through its transfer agent upon share option exercises or restricted share issuances.

The fair value of each stock option grant was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. During 2007, 2006 and 2005, the Compensation Committee did not grant any stock options under the Plan or the 2002 Plan.

A summary of the Company’s stock options activity as of December 31, 2007, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	289,860	$16.89
Granted	—	—
Exercised	(87,460)	15.18
Forfeited or expired	(18,900)	19.24

Outstanding at December 31, 2007	183,500	$17.46	5.6	$2,616

Vested and expected to vest through December 10, 2009	179,268	$17.40	5.6	$2,567

Exercisable at December 31, 2007	133,180	$16.48	5.2	$2,029

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no options granted for the years ended December 31, 2007, 2006 and 2005. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $1.5 million, $4.6 million, and $1.2 million, respectively.

As of December 31, 2007, there was $314,000 of total unrecognized compensation cost related to options granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total grant-date fair value of options vested during the year ended December 31, 2007 was $303,000.

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

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted in 2007, 2006 and 2005 vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. The weighted-average grant-date fair value of stock granted during the years 2007, 2006 and 2005 was $32.15, $39.40 and $25.35, respectively. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant- Date Fair Value Per Share
Restricted shares at January 1, 2007	64,360	$33.91
Granted	45,350	32.15
Vested	(9,943)	32.86
Forfeited	(14,267)	34.45

Restricted shares at December 31, 2007	85,500	$33.01

As of December 31, 2007, there was $2.8 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of shares vested during the year ended December 31, 2007 was $327,000.

Share-based compensation cost that has been charged against income for the Plan and the 2002 Plan was $669,000, $736,000 and $14,000 for 2007, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $224,000, $220,000 and $5,000 for 2007, 2006 and 2005, respectively. Share-based compensation cost for 2007 relates to unvested stock options at

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2007 and restricted stock granted during 2007, 2006 and 2005. Share-based compensation cost for 2006 relates to unvested stock options at January 1, 2006 and restricted stock granted during 2006 and 2005. Share-based compensation cost for 2005 relates to restricted stock granted during 2005.

Cash received from option exercise for the years ended December 31, 2007, 2006, and 2005 was $1.3 million, $3.3 million, and $1.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $755,000, $1.3 million and $425,000, respectively, for the years ended December 31, 2007, 2006, and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2008.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ JOHN A. WISHART John A. Wishart	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

1.1	Underwriting Agreement dated as of September 11, 2007, by and among Gulf Island Fabrication, Inc., Aransas Partners (f/k/a Gulf Marine Fabricators) and Johnson Rice & Company, L.L.C., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 13, 2007.

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005.

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through July 27, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed July 30, 2007.

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	Registration Rights Agreement between the Company and Huey J. Wilson. *

10.4	The Company’s Long-Term Incentive Plan. * †

10.5	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. †

10.6	The Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.7	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. †

10.8	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. †

10.9	Form of Reimbursement Agreement. * †

10.10	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.11	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

10.12	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

E-1

EXHIBIT NUMBER

10.13	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

10.14	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006.

10.15	Lock-up Agreement dated January 31, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed February 3, 2006.

10.16	Registration Rights Agreement between the Company and Gulf Marine Fabricators dated January 31, 2006, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed February 3, 2006.

10.17	Non-Competition Agreement between the Company and Technip-Coflex USA Holdings, Inc., and others, dated January 31, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed February 3, 2006.

10.18	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

10.19	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of March 5, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20	Agreement dated July 18, 2007 regarding partial release of shares of common stock subject to the Lock-Up Agreement dated January 31, 2006 and the delivery of disbursement instructions to escrow agent, incorporated by reference to the Company’s Registration Statement on Form S-3, filed on July 18, 2007 (Registration No. 333-144672).

10.21	Letter Agreement dated October 2, 2007, as amended October 26, 2007, between the Company and Joseph P. Gallagher, III. †

21.1	Subsidiaries of the Company—The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, L.L.C., and Southport, L.L.C. (organized under Louisiana law) and G.M. Fabricators, L.P., d/b/a Gulf Marine Fabricators (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

E-2