Form 10-Q
period 2008-03-31
GULF ISLAND FABRICATION INC
filed 2008-04-25
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding at April 23, 2008 was 14,232,236.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,836	$24,640
Contracts receivable, net	105,654	75,850
Contract retainage	654	430
Costs and estimated earnings in excess of billings on uncompleted contracts	22,740	20,588
Prepaid expenses	1,752	2,776
Inventory	6,539	7,427
Deferred tax assets	2,288	4,036

Total current assets	145,463	135,747
Property, plant and equipment, net	194,040	188,766
Other assets	701	700

Total assets	$340,204	$325,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,260	$18,080
Billings in excess of costs and estimated earnings on uncompleted contracts	38,115	44,301
Accrued employee costs	6,764	7,421
Accrued expenses	2,384	2,419
Income taxes payable	3,938	6,142

Total current liabilities	79,461	78,363
Deferred income taxes	19,403	17,937

Total liabilities	98,864	96,300
Shareholders' equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,228,036 and 14,214,736 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	9,595	9,560
Additional paid-in capital	88,236	87,853
Retained earnings	143,509	131,500

Total shareholders' equity	241,340	228,913

Total liabilities and shareholders' equity	$340,204	$325,213

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$123,728	$109,373
Cost of revenue	100,534	100,863

Gross profit	23,194	8,510
General and administrative expenses	2,718	2,307

Operating income	20,476	6,203

Other income (expense):
Interest expense	(6)	(11)
Interest income	109	119
Other	(60)	(4)

	43	104

Income before income taxes	20,519	6,307
Income taxes	7,079	1,892

Net income	$13,440	$4,415

Per share data:
Basic earnings per share	$0.95	$0.31

Diluted earnings per share	$0.94	$0.31

Weighted-average shares	14,219	14,127
Effect of dilutive securities: employee restricted stock and stock options	51	131

Adjusted weighted-average shares	14,270	14,258

Cash dividend declared per common share	$0.100	$0.100

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2008	14,214,736	$9,560	$87,853	$131,500	$228,913
Exercise of stock options	13,300	20	186	—	206
Income tax benefit from exercise of stock options	—	—	67	—	67
Net income	—	—	—	13,440	13,440
Compensation expense restricted stock	—	11	98	—	109
Compensation expense non-qualified stock options	—	4	32	—	36
Dividends on common stock	—	—	—	(1,431)	(1,431)

Balance at March 31, 2008	14,228,036	$9,595	$88,236	$143,509	$241,340

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$13,440	$4,415
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,176	3,193
Amortization expense	—	233
Deferred income taxes	3,214	(706)
Compensation expense-stock compensation plans	145	198
Excess tax benefit from share-based payment arrangements	(67)	(109)
Changes in operating assets and liabilities:
Contracts receivable	(29,804)	(3,466)
Contract retainage	(224)	729
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,152)	(10,343)
Prepaid expenses and other assets	1,024	846
Inventory	888	(274)
Accounts payable	10,180	5,381
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,186)	7,998
Accrued employee costs	(657)	(594)
Accrued expenses	(35)	(627)
Income taxes payable	(2,137)	2,557

Net cash (used in) provided by operating activities	(8,195)	9,431
Cash flows from investing activities:
Capital expenditures, net	(9,451)	(3,639)

Net cash used in investing activities	(9,451)	(3,639)
Cash flows from financing activities:
Proceeds from exercise of stock options	206	432
Excess tax benefit from share-based payment arrangements	67	109
Payments of dividends on common stock	(1,431)	(1,421)

Net cash used in financing activities	(1,158)	(880)

Net change in cash and cash equivalents	(18,804)	4,912
Cash and cash equivalents at beginning of period	24,640	10,302

Cash and cash equivalents at end of period	$5,836	$15,214

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2008 AND 2007

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

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; tanks and barges. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2007 have been reclassified to conform to the 2008 financial statement presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2 – CONTINGENICIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The

Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. We are scheduled to meet with LDEQ in late April 2008, to discuss the testing results and determine a plan of action. The latest estimated cost of remediation based on revising the Corrective Action Plan according to LDEQ’s recommendations has increased from the 2005 estimate of $230,000 to $400,000. We have included in Accrued Expenses $400,000 which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $39.7 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2008, we were in compliance with these covenants. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary. As of April 20, 2008, letters of credit outstanding had been reduced to $35.6 million.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 31, 2006, we, through an indirect subsidiary, purchased the facilities, machinery and equipment of Gulf Marine Fabricators, an indirect subsidiary of Technip-Colfexip USA Holdings, Inc. (“Technip”). Technip currently owns 789,067 shares or approximately 5.6% of our outstanding common stock.

Since 2006, Technip has awarded us contracts to fabricate various oil and gas industry items totaling $39.7 million, and through December 31, 2007 we have recognized revenue of $33.0 million on these contracts. During the three-month periods ended March 31, 2008 and 2007, we recognized revenue of $3.9 million and $10.1 million, respectively, on these contracts. We expect the remaining $2.8 million of revenue on these contracts to be recognized during 2008. As of March 31, 2008, Technip owed us a total of $3.7 million of contracts receivable or 3.5% of the total contracts receivable outstanding. As of December 31, 2007, Technip owed us a total of $7.5 million of contracts receivable or 9.5% of the total contracts receivable outstanding.

NOTE 5 – INCOME TAXES

Our effective income tax rate was 34.5% for the three-month period ended March 31, 2008 compared to 30.0% for the period ended March 31, 2007. The increase relates primarily to the employment hiring credits available to us for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2008, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2008. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 23, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2007. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007). We believe that of our significant accounting policies, revenue recognition involves a higher degree of judgement and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

As of March 31, 2008 we had a revenue backlog of $440.1 million and a labor backlog of approximately 4.5 million man-hours remaining to work, which consists of work remaining at March 31, 2008 and commitments received through the first quarter earnings release issued April 23, 2008, compared to the revenue backlog of $330.4 million and a man-hour backlog of 3.7 million hours reported in our Form 10-K at December 31, 2007.

Of the backlog at March 31, 2008, $292.5 million, or 66.5%, represented projects destined for deepwater locations compared to $185.4 million, or 56.1%, of projects destined for deepwater locations in the December 31, 2007 backlog. Included in the backlog are $34.5 million or 7.8% and $62.6 million or 18.9% at March 31, 2008 and December 31, 2007, respectively, related to projects destined for foreign locations.

Of the backlog at March 31, 2008, we expect to recognize revenues of approximately $224.3 million in the remainder of 2008, and approximately $215.8 million in 2009 and thereafter.

Workforce

As of March 31, 2008, we had approximately 1,950 employees and approximately 490 contract employees, compared to approximately 1,820 employees and approximately 550 contract employees as of December 31, 2007.

Results of Operations

Our revenue for the three-month period ended March 31, 2008 was $123.7 million, an increase of 13.1%, compared to $109.4 million in revenue for the three-month period ended March 31, 2007. The increase in revenue for the three-month period ended March 31, 2008 is primarily related to the increase in man-hours worked. For the period ended March 31, 2008, we worked 967,000 man-hours compared to 878,000 man-hours worked for the period ended March 31, 2007. As of March 31, 2008, we had approximately $1.1 million of unapproved change orders which have been approved to scope but not price. We are in the process of negotiating resolution of these change orders with our customers. If we collect amounts different than the $1.1 million, that difference will be recognized as either income or loss.

For the three-month period ended March 31, 2008, gross profit was $23.2 million (18.8% of revenue), compared to gross profit of $8.5 million (7.8% of revenue) for the three-month period ended March 31, 2007. The increase in the gross margin is directly related to the amount of pass-through costs such as material and sub-contract costs when comparing the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, pass-through costs represented 39.9% of revenue compared to 56.4% of revenue for the three-month period ended March 31, 2007. The pass-through costs generally have little or no profit associated with them, thus the decrease in pass-through costs as a percentage of revenue caused an increase in gross margin. When revenues are generated by a larger amount of labor sales than pass-through costs, the result is a positive impact on gross margins. The increase in the gross margin is also related to the partial reimbursement to us of costs associated with specific capital projects required by the fabrication process included in some contracts. Since these capital projects provide future benefits to us, the cost to build these projects is capitalized, thus the revenue associated with the capital project directly increases the estimated profit on the contract. For the three month period ended March 31, 2008, amounts included in revenue from these projects was $3.3 million compared to $553,000 for the three-month period ended March 31, 2007.

Our general and administrative expenses were $2.7 million for the three-month period ended March 31, 2008, compared to $2.3 million for the three-period ended March 31, 2007. As a percentage of revenue, general and administrative expenses were 2.2% compared to 2.1% of revenue for the three-month period ended March 31, 2007. The absolute dollar increase in general and administrative expenses represents increases in salary and wage related costs associated with increased production activities. Although we substantially increased our revenue, we continuously evaluate general and administrative expenses to effectively manage the oversight of operations while keeping general and administrative expenses relatively stable.

We had net interest income of $103,000 and $108,000 for the three-month periods ended March 31, 2008 and 2007, respectively, which is the result of us maintaining a net positive cash balance without having any long-term debt during the comparative periods.

Other Income (Expense) net for the three-month periods ended March 31, 2008 and 2007 was a loss of $60,000 and $4,000, respectively. The losses for the periods were related to the sale of miscellaneous equipment.

Our effective income tax rate was 34.5% for the three-month period ended March 31, 2008 compared to 30.0% for the period ended March 31, 2007. The increase relates primarily to the employment hiring credits available to us for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through cash generated from operations. We also maintain a revolving line of credit with our commercial banks.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $39.7 million, which reduced the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2008, we were in compliance with these covenants. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary. As of April 20, 2008, letters of credit outstanding had been reduced to $35.6 million.

At March 31, 2008, our cash balance was $5.8 million and working capital was $66.0 million, resulting in a current ratio of 1.83 to 1. Net cash used in operating activities was $8.2 million for the three-months ended March 31, 2008. The primary reason for net cash used instead of net cash provided by operating activities for the quarter was the $29.8 million increase in contracts receivable from December 31, 2007 to March 31, 2008. As of April 18, 2008, we had collected $47.5 million of contracts receivable that was outstanding at March 31, 2008. Net cash used in investing activities for the three-months ended March 31, 2008, was $9.5 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash used in financing activities for the three-month period ended March 31, 2008, was $1.2 million, consisting of $206,000 provided by the exercise of stock options, $67,000 provided by the tax benefit of stock options exercised and $1.4 million used to pay dividends on common stock.

Capital expenditures for the remaining nine months of 2008 are estimated to be approximately $37.7 million, which includes approximately $3.0 million to complete phase II of the graving dock, $15.0 million for the construction of a dry dock, $5.0 million for the purchase and installation of a panel line with the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. The expenditures for the dry dock and the panel line are to facilitate our expansion into additional marine construction areas such as towboats, barges and offshore supply vessels. Management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2008. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing. Also additional job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary.

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

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2007

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no changes during the first quarter ended March 31, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 14, 2008, announcing the scheduled time for the release of its 2008 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 23, 2008

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 14, 2008, announcing the scheduled time for the release of its 2007 first quarter earnings and its quarterly conference call.

E-1