Form 10-Q
period 2008-06-30
GULF ISLAND FABRICATION INC
filed 2008-07-25
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, issued and outstanding at July 24, 2008 was 14,277,736.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,754	$24,640
Contracts receivable, net	65,700	78,748
Contract retainage	841	430
Costs and estimated earnings in excess of billings on uncompleted contracts	31,986	17,690
Prepaid expenses	1,959	2,776
Inventory	5,867	7,427
Deferred tax assets	1,918	4,036

Total current assets	128,025	135,747
Property, plant and equipment, net	197,739	188,766
Other assets	701	700

Total assets	$326,465	$325,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,600	$18,080
Billings in excess of costs and estimated earnings on uncompleted contracts	19,885	44,301
Accrued employee costs	9,512	7,421
Accrued expenses	3,208	2,419
Income taxes payable	2,774	6,142

Total current liabilities	53,979	78,363
Deferred income taxes	19,262	17,937

Total liabilities	73,241	96,300
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,277,736 and 14,214,736 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	9,689	9,560
Additional paid-in capital	89,587	87,853
Retained earnings	153,948	131,500

Total shareholders’ equity	253,224	228,913

Total liabilities and shareholders’ equity	$326,465	$325,213

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$117,924	$137,572	$241,652	$246,945
Cost of revenue	97,863	123,429	198,397	224,292

Gross profit	20,061	14,143	43,255	22,653
General and administrative expenses	2,551	2,810	5,269	5,117

Operating income	17,510	11,333	37,986	17,536

Other income (expense):
Interest expense	(7)	(8)	(13)	(19)
Interest income	36	161	145	280
Other	5	(1)	(55)	(5)

	34	152	77	256

Income before income taxes	17,544	11,485	38,063	17,792
Income taxes	5,672	3,624	12,751	5,516

Net income	$11,872	$7,861	$25,312	$12,276

Per share data:
Basic earnings per share	$0.83	$0.56	$1.78	$0.87

Diluted earnings per share	$0.83	$0.55	$1.77	$0.86

Weighted-average shares	14,251	14,152	14,235	14,140
Effect of dilutive securities: employee stock options and restricted stock	78	121	65	126

Adjusted weighted-average shares	14,329	14,273	14,300	14,266

Cash dividend declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2008	14,214,736	$9,560	$87,853	$131,500	$228,913
Exercise of stock options	63,000	96	857	—	953
Income tax benefit from exercise of stock options	—	—	579	—	579
Net income	—	—	—	25,312	25,312
Compensation expense restricted stock	—	25	222	—	247
Compensation expense non-qualified stock options	—	8	76	—	84
Dividends on common stock	—	—	—	(2,864)	(2,864)

Balance at June 30, 2008	14,277,736	$9,689	$89,587	$153,948	$253,224

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$25,312	$12,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,430	6,452
Amortization on intangible assets	—	466
Deferred income taxes	3,443	(1,992)
Compensation expense-stock compensation plans	331	397
Excess tax benefit from share-based payment arrangements	(579)	(175)
Changes in operating assets and liabilities:
Contracts receivable	13,048	(28,885)
Contract retainage	(411)	1,638
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,296)	(13,645)
Prepaid expenses and other assets	817	31
Inventory	1,560	(1,096)
Accounts payable	520	24,088
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,416)	9,202
Accrued employee costs	2,091	121
Accrued expenses	789	59
Income taxes payable	(2,789)	6,877

Net cash provided by operating activities	13,850	15,814
Cash flows from investing activities:
Capital expenditures, net	(17,404)	(17,039)

Net cash used in investing activities	(17,404)	(17,039)
Cash flows from financing activities:
Proceeds from exercise of stock options	953	617
Excess tax benefit from share-based payment arrangements	579	175
Payments of dividends on common stock	(2,864)	(2,842)

Net cash used in financing activities	(1,332)	(2,050)

Net change in cash and cash equivalents	(4,886)	(3,275)
Cash and cash equivalents at beginning of period	24,640	10,302

Cash and cash equivalents at end of period	$19,754	$7,027

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2008 AND 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2 – CONTINGENICIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and await their review. At June 30, 2008, we have included in Accrued Expenses $450,000 compared to $230,000 at December 31, 2007, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

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

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank, N.A. and Whitney National Bank (the “Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $33.0 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of June 30, 2008, we were in compliance with these covenants. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 31, 2006, we, through an indirect subsidiary, purchased the facilities, machinery and equipment of Gulf Marine Fabricators, an indirect subsidiary of Technip-Coflexip USA Holdings, Inc. (“Technip”). As consideration for the Acquisition, we paid a combination of cash and common stock. Technip currently owns 789,067 shares, which is approximately 5.5% of our outstanding common stock.

Since 2006, Technip has awarded us contracts to fabricate various oil and gas industry items totaling $39.8 million, and through December 31, 2007 we have recognized revenue of $33.0 million on these contracts. During the three-month and six-month periods ended June 30, 2008, the Company recognized revenue of $2.5 million and $6.4 million, respectively, on these contracts. During the three-month and six-month periods ended June 30, 2007, the Company recognized revenue of $2.8 million and $12.9 million, respectively, on these contracts.

We expect the remaining $400,000 of revenue on these contracts to be recognized during 2008. As of June 30, 2008, Technip owed us a total of $1.1 million of contracts receivable or 1.8% of the total contracts receivable outstanding. As of December 31, 2007, Technip owed us a total of $7.5 million of contracts receivable or 9.5% of the total contracts receivable outstanding.

NOTE 5 – PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through cost, as a percentage of revenue, for the three and six month periods ended June 30, 2008 was 39.0% and 39.5%, compared to 60.9% and 58.4%, respectively, for the three and six month periods ended June 30, 2007.

NOTE 6 – INCOME TAXES

Our effective income tax rate for the three-month and six-month periods ended June 30, 2008 was 32.3% and 33.5%, respectively, compared to an effective tax rate of 31.6% and 31.0% for the comparable periods of 2007. The increase relates primarily to the employment hiring credits that were available to us in 2007 for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2008, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2008. These financial statements are the responsibility of the Company’s management.

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

July 24, 2008

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2007). We believe that of our significant accounting policy, revenue recognition involves a higher degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

We had a revenue backlog of $437.7 million and a labor backlog of approximately 4.6 million man-hours remaining to work, which consists of work remaining at June 30, 2008 and commitments received through the second quarter earnings release issued July 24, 2008, compared to the revenue backlog of $330.4 million and a man-hour backlog of 3.7 million hours reported in our Form 10-K at December 31, 2007.

Of the backlog at June 30, 2008, $255.2 million, or 58.3%, represented projects destined for deepwater locations compared to $185.4 million, or 56.1%, of projects destined for deepwater locations in the December 31, 2007 backlog. Included in the backlog are $19.5 million or 4.5% and $62.6 million or 18.9% at June 30, 2008 and December 31, 2007, respectively, related to projects destined for foreign locations.

Of the backlog at June 30, 2008, we expect to recognize revenues of approximately $144.9 million in the remainder of 2008, and approximately $292.8 million in 2009 and thereafter.

Workforce

As of June 30, 2008, we had approximately 2,005 employees and approximately 350 contract employees, compared to approximately 1,820 employees and approximately 550 contract employees as of December 31, 2007.

Results of Operations

The Company’s revenue for the three-month and six-month periods ended June 30, 2008 was $117.9 million and $241.7 million, a decrease of 14.3% and 2.1% respectively, compared to $137.6 million and $246.9 million in revenue for the three-month and six-month periods ended June 30, 2007.

The reduction in revenue is directly related to the amount of pass-through cost associated with the revenue for the three-month and six-month periods ended June 30, 2008. As a percentage of revenue, pass-through costs for the three-month and six-month periods ended June 30, 2008 were 39.0% and 39.5%, compared to 60.9% and 58.4%, respectively, for the three-month and six-month periods ended June 30, 2007.

At June 30, 2008, the Company recorded revenue totaling $754,000 related to certain unapproved change orders, which have been approved as to scope but not price. The Company is in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If the Company collects amounts less than the $754,000 of revenue that has been recorded, that difference will be recognized as a reduction in revenue when it is determined probable amounts collected will be less. The Company expects to resolve this matter in the third quarter of 2008.

The Company’s cost in excess of billings and estimated earnings on uncompleted contracts balance at June 30, 2008 includes $14.8 million related to one project. This amount has not been invoiced to the customer pending approval of the final remeasurements related to the electrical and instrumentation scope of work on this unit rate project. Although the outcome cannot be predicted with certainty, we believe the measurements are accurate and the unbilled balance has been calculated in accordance with the terms of the contract. We expect to resolve this matter in the third quarter of 2008.

For the three-month and six-month periods ended June 30, 2008, gross profit was $20.1 million (17.0% of revenue) and $43.3 million (17.9% of revenue), compared to gross profit of $14.1million (10.3% of revenue) and $22.7 million (9.2% of revenue) for the three-month and six-month periods ended June 30, 2007. When revenues are generated by a larger amount of labor sales than pass-through costs, as mentioned above, the result is a positive impact to gross margins. The increase in man-hours worked also contributed to the increase in gross margins. For the three-month and six-month periods ended June 30, 2008, man-hours worked were 1.0 million and 2.0 million, compared to 0.9 million and 1.8 million for the three-month and six-month periods ended June 30, 2007. Finally, gross margin increased as a result of the partial reimbursement to us of costs associated with specific capital improvements required by the fabrication process or our contractual arrangements. The reimbursement we receive from our customers is recorded as revenue while the costs we incur are capitalized and included in property, plant and equipment because the improvement will provide future benefits to us.

After the capital improvement is completed and placed in service, we record depreciation expense over its estimated useful life. For the three-month and six- month periods ended June 30, 2008, we recorded revenue of $2.6 million and $5.9 million, respectively, related to the reimbursement of certain capital related expenditures compared to $2.3 million and $2.9 million, for the three-month and six-month periods ended June 30, 2007. Depreciation expense related to these capital expenditures was $0.7 million and $1.3 million for the three and six months ended June 30, 2008 compared to no related depreciation expense for the three and six months ended June 30, 2007.

The Company’s general and administrative expenses, which remained relatively stable, were $2.6 million for the three-month period ended June 30, 2008 and $5.3 million for the six-month period ended June 30, 2008. This compares to $2.8 million for the three-month period ended June 30, 2007 and $5.1 million for the six-month period ended June 30, 2007. As a percentage of revenue, general and administrative expenses were 2.2% compared to 2.0% and 2.2% compared to 2.1% of revenue for the three-month and six-month periods ended June 30, 2008 and 2007, respectively.

The Company had net interest income of $29,000 and $132,000 for the three-month and six-month periods ended June 30, 2008, respectively, compared to net interest income of $153,000 and $261,000 for the three-month and six-month periods ended June 30, 2007. Net interest income has decreased during 2008 due to declining interest rates earned on the Company’s cash accounts.

Other Income (Expense) net for the three-month and six-month periods ended June 30, 2008 was a gain of $5,000 and loss of $55,000, respectively, compared to a loss of $1,000 and a loss of $5,000 for the three-month and six-month periods ended June 30, 2007. The gain and losses for the periods ended June 30, 2008 and 2007 were related to the sale of miscellaneous equipment.

The effective income tax rate for the three-month and six-month periods ended June 30, 2008 was 32.3% and 33.5%, respectively, compared to an effective tax rate of 31.6% and 31.0% for the comparable periods of 2007. The increase relates primarily to the employment hiring credits that were available to us in 2007 for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through available cash and cash generated from operations. We also maintain a revolving line of credit with our commercial banks.

Effective February 19, 2007, we entered into the Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank, N.A. and Whitney National Bank (the Revolver”) to extend the term of the $50 million Revolver from December 31, 2008 to December 31, 2009. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At June 30, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $33.0 million, which reduced the unused portion of the Revolver. More of the Company’s customers, especially in larger fabrication projects, are requiring the Company to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. At June 30, 2008, we were in compliance with these covenants. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary.

At June 30, 2008, our cash balance was $19.8 million and working capital was $74.0 million, resulting in a current ratio of 2.37 to 1. Net cash provided by operating activities was $13.9 million for the six-months ended June 30, 2008. Net cash used in investing activities for the six-months ended June 30, 2008, was $17.4 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash used in financing activities for the six-month period ended June 30, 2008, was $1.3 million, consisting of $953,000 provided by the exercise of stock options, $579,000 provided by the tax benefit of stock options exercised and $2.9 million used to pay dividends on common stock.

Capital expenditures for the remaining six months of 2008 are estimated to be approximately $36.3 million, which includes approximately $3.0 million to complete phase II of the graving dock, $15.0 million for the construction of a dry dock, $3.0 million remaining for the purchase and installation of a panel line and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. The expenditures for the dry dock and the panel line are to facilitate expanding our marine operation activities. Management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2008. However, the Company may expand its operations through acquisitions in the future, which may require additional equity or debt financing. Also, job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver. We are currently evaluating a potential increase to our revolving line of credit which would increase our borrowing capacity and increase our ability to issue letters of credit on future job awards, if necessary.

On April 24, 2008, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable May 20, 2008 to shareholders of record on May 8, 2008. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

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

There have been no material changes in the Company’s market risks during the six months ended June 30, 2008. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no changes during the fiscal quarter ended June 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the Company’s risk factors during the six months ended June 30, 2008. For additional information on risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 24, 2008.

(b)	At the annual meeting, the shareholders elected Gregory J. Cotter, John P. “Jack” Laborde and Christopher M. Harding to serve as directors of the Company until the 2011 annual meeting of shareholders. The terms of office of directors Kerry J. Chauvin, Alden J. Laborde, Ken C. Tamblyn, John A. Wishart, and Michael A. Flick continued after the annual meeting.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1) Election of the following nominees for directors.

Gregory J. Cotter

Number of Votes Cast For – 13,160,280

Number of Votes Cast Against or Withheld – 582,344

Number of Abstentions – None

Number of Broker Non-Votes – None

John P. “Jack” Laborde

Number of Votes Cast For – 12,883,603

Number of Votes Cast Against or Withheld – 859,021

Number of Abstentions – None

Number of Broker Non-Votes – None

Christopher M. Harding

Number of Votes Cast For – 13,433,984

Number of Votes Cast Against or Withheld – 308,640

Number of Abstentions – None

Number of Broker Non-Votes – None

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 11, 2008, announcing the scheduled time for the release of its 2008 second quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 24, 2008

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 11, 2008, announcing the scheduled time for the release of its 2008 second quarter earnings and its quarterly conference call.

E-1