Form 10-Q
period 2008-09-30
GULF ISLAND FABRICATION INC
filed 2008-10-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of October 27, 2008 was 14,278,015.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,559	$24,640
Contracts receivable, net	80,244	78,748
Contract retainage	788	430
Costs and estimated earnings in excess of billings on uncompleted contracts	29,676	17,690
Prepaid expenses	1,289	2,776
Inventory	6,019	7,427
Deferred tax assets	3,158	4,036

Total current assets	126,733	135,747
Property, plant and equipment, net	204,246	188,766
Other receivables	7,593	—
Other assets	700	700

Total assets	$331,679	$325,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,536	$18,080
Billings in excess of costs and estimated earnings on uncompleted contracts	22,004	44,301
Accrued employee costs	8,581	7,421
Accrued expenses	4,128	2,419
Income taxes payable	4,992	6,142

Total current liabilities	57,241	78,363
Deferred income taxes	19,669	17,937

Total liabilities	76,910	96,300

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,278,015 and 14,214,736 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	9,703	9,560
Additional paid-in capital	89,717	87,853
Retained earnings	155,349	131,500

Total shareholders’ equity	254,769	228,913

Total liabilities and shareholders’ equity	$331,679	$325,213

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$92,657	$124,900	$334,309	$371,845
Cost of revenue	86,349	106,904	284,746	331,196

Gross profit	6,308	17,996	49,563	40,649
General and administrative expenses	2,070	2,771	7,339	7,888

Operating income	4,238	15,225	42,224	32,761

Other income (expense):
Interest expense	(18)	(14)	(31)	(33)
Interest income	42	63	187	343
Other	(42)	(5)	(97)	(10)

	(18)	44	59	300

Income before income taxes	4,220	15,269	42,283	33,061

Income taxes	1,384	5,229	14,135	10,745

Net income	$2,836	$10,040	$28,148	$22,316

Per share data:
Basic earnings per share	$0.20	$0.71	$1.98	$1.58

Diluted earnings per share	$0.20	$0.70	$1.97	$1.56

Weighted-average shares	14,278	14,170	14,249	14,150
Effect of dilutive securities: employee stock options and restricted stock	66	114	65	122

Adjusted weighted-average shares	14,344	14,284	14,314	14,272

Cash dividend declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)

Balance at January 1, 2008	14,214,736	$9,560	$87,853	$131,500	$228,913

Exercise of stock options	63,000	97	865	—	962

Income tax benefit from exercise of stock options	—	—	579	—	579

Net income	—	—	—	28,148	28,148

Issuance of common shares restricted stock vesting	400	—	—	—	—

Cancellation of common shares restricted stock vesting	(121)	(1)	(6)	—	(7)

Compensation expense restricted stock	—	35	318	—	353

Compensation expense non-qualified stock options	—	12	108	—	120

Dividends on common stock	—	—	—	(4,299)	(4,299)

Balance at September 30, 2008	14,278,015	$9,703	$89,717	$155,349	$254,769

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$28,148	$22,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,045	9,912
Amortization on intangible assets	—	544
Deferred income taxes	2,610	296
Compensation expense—stock compensation plans	473	538
Excess tax benefit from share-based payment arrangements	(579)	(629)
Changes in operating assets and liabilities:
Contracts receivable	(1,496)	(48,335)
Contract retainage	(358)	1,538
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,986)	(7,646)
Prepaid expenses and other assets	1,487	1,016
Inventory	1,408	(1,010)
Other receivables	(7,593)	—
Accounts payable	(544)	14,733
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,297)	15,859
Accrued employee costs	1,160	1,066
Accrued expenses	1,709	(24)
Income taxes payable	(571)	8,841

Net cash provided by operating activities	4,616	19,015

Cash flows from investing activities:
Capital expenditures, net	(20,939)	(33,436)

Net cash used in investing activities	(20,939)	(33,436)

Cash flows from financing activities:
Proceeds from exercise of stock options	962	943
Excess tax benefit from share-based payment arrangements	579	629
Payments of dividends on common stock	(4,299)	(4,265)
Net borrowings against notes payable, Revolver	—	10,990

Net cash provided by (used in) financing activities	(2,758)	8,297

Net change in cash and cash equivalents	(19,081)	(6,124)
Cash and cash equivalents at beginning of period	24,640	10,302

Cash and cash equivalents at end of period	$5,559	$4,178

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH

PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and two major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company's principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

NOTE 2 – CONTINGENCIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and await their review. At September 30, 2008, we included in Accrued Expenses $450,000 compared to $230,000 at December 31, 2007, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

At September 30, 2008, we have recorded $7.6 million in “Other Receivables” as the result of two insurance claims. The insurance claims are for damages and related cost for an accident in our Texas facility involving four cranes and the damages related to the hurricanes that recently struck the Gulf Coast.

NOTE 3 – LINE OF CREDIT AND NOTES PAYABLE

Effective August 6, 2008, we entered into the Seventh Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, increased the amount of the Revolver from $50 million to $60 million and extended the term of the Revolver from December 31, 2009 to December 31, 2010. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $32.9 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of September 30, 2008, we were in compliance with these covenants.

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

Since 2006, Technip has awarded us contracts to fabricate various oil and gas industry items totaling $40.1 million, and as of December 31, 2007, we had recognized revenue of $33.0 million on these contracts. During the three-month and nine-month periods ended September 30, 2008, we recognized additional revenue of $700,000 and $ 7.1 million, respectively, on these contracts. During the three-month and nine-month periods ended September 30, 2007, the Company recognized revenue of $6.1 million and $19.0 million, respectively, on these contracts. As of September 30, 2008, all contracts awarded by Technip had been completed.

As of September 30, 2008, Technip owed us a total of $1.2 million of contracts receivable or 1.4% of the total contracts receivable outstanding. As of December 31, 2007, Technip owed us a total of $7.5 million of contracts receivable or 9.5% of the total contracts receivable outstanding.

NOTE 5 – PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month and nine-month periods ended September 30, 2008 were 42.8% and 40.4%, compared to 51.0% and 55.9%, respectively, for the three-month and nine-month periods ended September 30, 2007.

NOTE 6 – INCOME TAXES

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2008 was 32.8% and 33.4%, respectively, compared to an effective tax rate of 34.2% and 32.5% for the comparable periods of 2007. The decrease from the previous three-month period relates primarily to prior period adjustments to income tax expense recorded in the third quarter of 2008. The increase from the previous nine-month period relates primarily to the employment hiring credits that were available to us in 2007 for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2008. These financial statements are the responsibility of the Company’s management.

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

October 23, 2008

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

In addition to the cautionary statements above, we are closely monitoring the recent disruption in the global financial and credit markets, as well as the recent significant decline in the market price of oil, which has been widely publicized and may ultimately have a material effect on our operations and those of our significant customers. As these events continue to unfold, we will be in a better position to evaluate their potential impact on our operations and develop any responsive strategies that may be necessary, particularly if energy prices continue to decline.

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

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, pay us cancellation fees. However, due to the large dollar amounts of backlog estimated for certain projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow.

As of September 30, 2008, we had a revenue backlog of $422.4 million and a labor backlog of approximately 4.6 million man-hours, which consists of work remaining at September 30, 2008 and commitments received through the third quarter earnings release issued October 23, 2008, compared to the revenue backlog of $330.4 million and a man-hour backlog of 3.7 million hours reported in our Form 10-K at December 31, 2007.

Of the backlog at September 30, 2008, $243.2 million, or 57.6%, represented projects destined for deepwater locations compared to $185.4 million, or 56.1%, of projects destined for deepwater locations in the December 31, 2007 backlog. Included in the backlog are $12.1 million or 2.9% and $62.6 million and 18.9% at September 30, 2008 and December 31, 2007, respectively, related to projects destined for foreign locations.

Of the backlog at September 30, 2008, we expect to recognize revenues of approximately $83.0 million in the remainder of 2008, and approximately $339.4 million in 2009 and thereafter.

Workforce

As of September 30, 2008, we had approximately 1,985 employees and approximately 194 contract employees, compared to approximately 1,820 employees and approximately 550 contract employees as of December 31, 2007.

Results of Operations

Our revenue for the three-month and nine-month periods ended September 30, 2008 was $92.7 million and $334.3 million, a decrease of 25.8% and 10.1% respectively, compared to $124.9 million and $371.8 million in revenue for the three-month and nine-month periods ended September 30, 2007.

There were several factors contributing to the reduction of revenues for the three-month and nine-month periods ended September 30, 2008.

•

Due to the hurricanes that struck the Gulf Coast during the quarter ended September 30, 2008, our Houma, Louisiana facility experienced approximately three weeks of down time and our Texas facility experienced approximately 5 days of down time.

•

Pass-through costs, as a percentage of revenue, for the three-month and nine-month periods ended September 30, 2008 were 42.8% and 40.4%, compared to 51.0% and 55.9%, respectively, for the three-month and nine-month periods ended September 30, 2007. We consider material and sub-contract cost associated with projects as pass-through costs because they add to the revenue of a project, but add little or no margin to the project.

•

During the quarter ended September 30, 2008, we expended a significant number of man-hours on the completion and preparation for the load-out of the Tombua Landana project that were not considered part of the original scope of the project. We incurred a substantial amount of labor and other costs that were not currently billable to the customer, thus were not included in revenue. We anticipate that through negotiation with the customer, a portion of those costs will be reimbursed to us in a future period.

•	With a large number of manpower resources concentrating on the completion of the Tombua Landana project, progress on the MinDOC Mirage hull project was substantially less during the quarter ended

September 30, 2008 compared to the progress on the MinDOC hull during the quarter ended September 30, 2007. Since we recognize revenue on man-hours expended, revenue and profit recognition is impacted by the progress or the lack of progress on a project. With the completion of the Tombua Landana project, we anticipate the completion progress of the MinDOC hull to return to levels similar to prior quarters in 2008 which is based on a scheduled delivery of mid first quarter 2009.

At September 30, 2008, the Company recorded revenue totaling $1.6 million related to certain change orders, somewhat equally split on three separate projects, which have been approved as to scope but not price. Although the Company believes the collection of these change orders is probable based on past experience, the Company is in the process of negotiating resolution of these change orders with the customers, and recovery of the revenue is dependent upon these negotiations. If the Company collects amounts different than the $1.6 million of revenue that has been recorded, that difference will be recognized as income or loss. The Company expects to resolve these matters in the fourth quarter of 2008.

The Company’s cost in excess of billings and estimated earnings on uncompleted contracts balance at September 30, 2008 includes $14.1 million related to one project. This amount has not been invoiced to the customer because the project was not 100% complete at September 30, 2008. This amount will be billed to the customer in the fourth quarter of 2008.

For the three-month and nine-month periods ended September 30, 2008, gross profit was $6.3 million (6.8% of revenue) and $49.6 million (14.8% of revenue), compared to gross profit of $18.0 million (14.4% of revenue) and $40.6 million (10.9% of revenue) for the three-month and nine-month periods ended September 30, 2007. For the three-month and nine-month periods ended September 30, 2008, man-hours worked were 931,000 and 2.9 million, compared to 887,000 and 2.7 million for the three-month and nine-month periods ended September 30, 2007.

The change in the gross margin is related to the partial reimbursement to us of costs associated with specific capital projects required by the fabrication process included in some contracts. Since these capital projects provide future benefits to us, the cost to build these projects is capitalized, thus the revenue associated with the capital project directly increases the estimated profit on the contract. For the three-month and nine-month periods ended September 30, 2008, these costs were $207,000 and $5.3 million, compared to $1.9 million and $4.8 million, for the three-month and nine-month periods ended September 30, 2007. Depreciation expense related to these capital expenditures was $0.7 million and $2.0 million for the three months and nine months ended September 30, 2008 compared to no related depreciation expense for the three months and nine months ended September 30, 2007.

There were other factors contributing to the reduction of margins for the three-month period ended September 30, 2008.

•

Man-hours were lost due to down time related to the hurricanes that struck the Gulf Coast during the quarter ended September 30, 2008. In addition, we recorded approximately $700,000 for insurance deductibles related to insurance claims caused by the hurricanes.

•	We incurred $800,000 of additional costs associated with the Tahiti project and we were not successful in negotiating reimbursement of these costs.

•

We incurred $2.1 million in labor and other costs in excess of revenues recognized necessary to complete and prepare for the load-out of the Tombua Landana project. We anticipate that through negotiation with the customer, a portion of these costs will be reimbursed to us in a future period.

•

In addition to the loss of profit recognition due to the lack of progress on the MinDOC hull, we incurred $1.1 million of costs in excess of contract price associated with the expanded scope of the project.

The Company’s general and administrative expenses were $2.1 million for the three-month period ended September 30, 2008 and $7.3 million for the nine-month period ended September 30, 2008. This compares to $2.8 million for the three-month period ended September 30, 2007 and $7.9 million for the nine-month period ended

September 30, 2007. As a percentage of revenue, general and administrative expenses were 2.2% compared to 2.2% and 2.2% compared to 2.1% of revenue for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively. The reduction in general and administrative expenses for the three-month period ended September 30, 2008 compared to September 30, 2007 was related to a reduction of wage and wage related costs. The reduction in general and administrative expenses for the nine-month period ended September 30, 2008 compared to September 30, 2007 was mainly related to amortization expense (from the Gulf Marine acquisition) incurred through August 2007.

The Company had net interest income of $24,000 and $156,000 for the three-month and nine-month periods ended September 30, 2008, respectively, compared to net interest income of $49,000 and $310,000 for the three-month and nine-month periods ended September 30, 2007. The reduction in interest income is related to having less cash available for investing in 2008 compared to 2007.

Other Income (Expense) net for the three-month and nine-month periods ended September 30, 2008 were losses of $42,000 and $97,000, respectively, compared to losses of $5,000 and $10,000 for the three-month and nine-month periods ended September 30, 2007. The losses for the periods ended September 30, 2008 and 2007 were related to the sale of miscellaneous equipment.

The effective income tax rate for the three-month and nine-month periods ended September 30, 2008 was 32.8% and 33.4%, respectively, compared to an effective tax rate of 34.2% and 32.5% for the comparable periods of 2007. The decrease from the previous three-month period relates primarily to prior period adjustments to income tax expense recorded in the third quarter of 2008. The increase from the previous nine-month period relates primarily to the employment hiring credits that were available to us in 2007 for both state and federal taxes that began to phase-out in the third and fourth quarters of 2007.

Liquidity and Capital Resources

Historically we have funded our business activities primarily through cash generated from operations. We also maintain a revolving line of credit with our commercial banks. Effective August 6, 2008, we entered into the Seventh Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, increased the amount of the Revolver from $50 million to $60 million and extended the term of the Revolver from December 31, 2009 to December 31, 2010. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At September 30, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $32.9 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of September 30, 2008, we were in compliance with these covenants.

At September 30, 2008, our cash balance was $5.6 million and working capital was $69.5 million, resulting in a current ratio of 2.21 to 1. Net cash provided by operating activities was $4.6 million for the nine-months ended September 30, 2008. Net cash used in investing activities for the nine-months ended September 30, 2008, was $20.9 million, which related to capital expenditures for equipment and improvements to our production facilities. Net cash used in financing activities for the nine-month period ended September 30, 2008, was $2.8 million, consisting of $962,000 provided by the exercise of stock options, $579,000 provided by the tax benefit of stock options exercised and $4.3 million used to pay dividends on common stock.

Capital expenditures for the remaining three months of 2008 are estimated to be approximately $2.0 million and primarily relate to machinery and equipment and various infrastructure improvements to the facilities.

We had an additional $18.6 million of committed capital expenditure costs at September 30, 2008 that will not be incurred until 2009. These costs include $1.9 million for the completion of phase II of the graving dock to be incurred in the first quarter of 2009, $2.4 million representing the remaining balance for the purchase of two cranes to be incurred in the second quarter of 2009, and $14.3 million for the construction of a dry dock to be incurred as progress payments during all quarters of 2009, with the expected completion of the dry dock in the fourth quarter of 2009.

Management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2008 and commitments through 2009. However, we may expand our operations through acquisitions in the future, which may require additional equity or debt financing. Also, job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver.

On October 10, 2008, we received, from the State of Louisiana, an award of $2.3 million under their Economic Development Award Program. The award will be for infrastructure improvements, such as a paved road, sewer and water lines, adjacent to the property line in our Houma, Louisiana, West Yard facility. The award is a performance award based on creating and maintaining 200 new jobs during a three to five year period associated with the expansion of our marine division.

On July 25, 2008, our Board of Directors declared a dividend of $0.10 per share of our common stock, payable August 19, 2008 to shareholders of record on August 7, 2008. The future declaration and payment of dividends, if any, is at the discretion of the Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business.

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

There have been no material changes in the Company’s market risks during the nine months ended September 30, 2008. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There have been no changes during the fiscal quarter ended September 30, 2008 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the Company’s risk factors during the nine months ended September 30, 2008. For additional information on risk factors, refer to Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 6.	Exhibits

The exhibits to this report are listed in the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 27, 2008

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed March 19, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 14, 2008, announcing the scheduled time for the release of its 2008 third quarter earnings and its quarterly conference call.

E-1