Form 10-K
period 2008-12-31
GULF ISLAND FABRICATION INC
filed 2009-03-06
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 0-22303

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1147390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

567 Thompson Road, Houma, Louisiana	70363
(Address of principal executive offices)	(zip code)

(985) 872-2100

(Registrant telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class registered	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2008 was approximately $661,767,904.

The number of shares of the registrant’s common stock, no par value per share, outstanding March 5, 2009 was 14,293,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2009 Annual Meeting of Shareholders to be held April 23, 2009 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2008

i

Forward-Looking Information

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled “Business and Properties,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “predict” and similar expressions often identify forward-looking statements. All such statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statement” in Item 1A. Risk Factors. Forward looking statements speak only as to the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or circumstances.

PART I

Items 1 and 2. Business and Properties

Certain technical terms are defined in the “Glossary of Certain Technical Terms” beginning on page G-1.

General

We are a leading fabricator of offshore drilling and production platforms, hull and deck sections of floating production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The company was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. See our discussion under the heading “Acquisition of Gulf Marine and Other Developments” for more information regarding this acquisition.

In April 1998, we formed a limited liability company named MinDOC, L.L.C. to patent, design and market a deepwater floating, drilling, and production concept (“MinDOC”), which we sold effective January 23, 2006 to the other member of the company. On September 27, 2006, we announced that our wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine had been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project. This project is scheduled to be completed in the second quarter of 2009. On April 23, 2008, we announced that Gulf Marine had received formal notification by a letter of intent from Bluewater Industries, Inc., who contracted with ATP, that Gulf Marine had been selected to fabricate and load-out the second MinDOC T3 hull for ATP’s Telemark Hub deepwater development project. ATP has since announced that construction of this hull is postponed and it will be utilized at another of their locations sometime in the future.

All of the operating assets, buildings and properties then owned directly by Gulf Island Fabrication, Inc. are held by Gulf Island, L.L.C. (“Gulf Island”), a wholly owned subsidiary formed to conduct all of the fabrication and other operations previously conducted directly by the company. As a result, Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which in addition to Gulf Island, include Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”), a wholly owned subsidiary of Gulf Island (specializing in the fabrication of living quarters for offshore platforms), and Gulf Marine.

Acquisition of Gulf Marine and Other Developments

Our acquisition of Gulf Marine in San Patricio County, Texas in January 2006 enables us to perform dockside integration, provides us with increased rolled goods capabilities, affords 45 feet of water depth access to our facilities, gives us the ability to construct 1,300 foot conventional jackets and tendons for floating production platforms, offers us much greater lifting capacity dockside (4,000 tons), and makes available an additional labor pool. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico. Simultaneously with the acquisition, we and Technip-Coflexip USA Holdings, Inc., the former indirect parent of Gulf Marine, entered into a cooperation agreement for a period of five years pursuant to which we agreed to work together on mutually agreed upon engineer, procure and construct (“EPC”) projects and engineer, procure, install and commission (“EPIC”) projects requiring fabrication work in the Gulf Coast region. Under this agreement, we have a right of first refusal on the fabrication work in connection with certain bids that Technip may submit.

We believe that spending by our customers and potential customers for projects for use in the Gulf of Mexico and international deepwater (generally depths over 1,000 feet) will continue to grow as a percentage of their total offshore expenditures. These projects are typically much larger than projects for use in the shallow water. We can now fabricate and assemble all components of deepwater construction projects, which we were previously limited from doing by the physical constraints of our Houma yards. The acquisition of Gulf Marine positions us as a leading U.S. deepwater fabricator. In addition, it has increased our labor pool, provided opportunities for additional work from our cooperation agreement with Technip and given us the largest fabrication capacity on the Gulf Coast.

In May 2007, we formed a limited liability company called Gulf Island Resources, L.L.C. (“Gulf Island Resources”) to hire laborers in Louisiana and Texas with similar rates and terms as contract labor service companies provide. The purpose of the company is to hire and retain labor to eliminate or reduce our need for contract labor required during the peak labor demand necessary to meet our scheduling requirements.

In late 2007, we decided to expand our operations in the marine construction area to reduce the fluctuations in work volume caused by the decrease in awards of shallow water structures. The decline in the fabrication of shallow water structures is primarily related to the fact that the infrastructure for shallow water is fairly developed and as existing oil and gas production decreases it creates capacity to handle new oil and gas production without having to fabricate new structures. In 2007, we hired several manager level employees with many years of shipyard experience to manage the day to day operation of our marine construction projects, which are located on Gulf Island’s west yard across the Houma Navigation Canal from the main yard. We have expended $5.5 million and budgeted an additional $1.3 million for capital improvements which include an automated blasting and priming area, the expansion of an existing fabrication shop to house a computerized cutting table and an automated panel line. During 2008, we completed the fabrication of several mid-body sections for platform supply vessels. We currently have contracts to fabricate several brown water towboats, of which the first towboat is approximately 95% complete. In August 2008, we formed a limited liability company, Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”), to develop our marine construction operations. The Board of Directors has approved $15 million to construct a Dry Dock to supplement our marine construction operations in Houma. The Dry Dock, when complete, will be 240 feet long by 160 feet wide, and 140 feet wide between the wing walls. The bottom will be 10 feet deep with 30 feet high walls above the bottom. The Dry Dock is being constructed in three sections with the first two sections expected to be delivered in June of 2009 and the third section to be delivered in September of 2009. The completed Dry Dock will have the capacity to lift 9,000 tons. The Dry Dock will be used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

In October 2008, we formed a limited liability company called Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”) to further enhance our current steel sales division. Our new steel sales company will be used to increase the marketing efforts of our existing steel sales business. Our steel sales company operates a three acre facility adjacent to Gulf Island’s main yard with a product line that includes plates and other products that utilize Gulf Island’s capability to process the steel by cutting, shaping, forming and painting.

Website and Electronic Posting Disclosures

Our website address is www.gulfisland.com. We make available on or through our website, without charge and on the day such material is filed with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, and FPSOs), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration, load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. We are capable of fabricating a large quantity of 200 ton or larger processing modules to be installed in petro-chemical plants. Our marine division can fabricate towboats, barges and mid-body sections for offshore supply vessels. When the Dry Dock is completed it will have the capacity to lift 9,000 tons and will be used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

We use the latest welding and fabrication technology available, and all of our products are manufactured in accordance with industry standards and specifications, including those published by the American Petroleum Institute, the American Welding Society, American Society of Mechanical Engineers, American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2000 quality assurance programs. See “Safety and Quality Assurance.”

Through Gulf Island and Gulf Marine we fabricate the structural components of fixed platforms. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas, although in recent years there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost effective.

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the tubular pilings extending out of the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. We can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Our Gulf Marine south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45 feet deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for unlimited fabrication or assembly of any size structure in use today. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components, our Houma facility participates in the construction of platforms requiring jackets and/or hulls that are larger than those we could transport through the Houma Navigation Canal.

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

Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, gas and oil separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and management believes that currently there are no decks installed anywhere in the world that could not have been constructed at our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect our share of the market for deck construction.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections and hulls for use with TLPs of any size. TLPs and other floating concepts are the alternatives of choice for deepwater drilling and production platforms, and we are well positioned to participate in the continued expansion into the deepwater areas since our acquisition of Gulf Marine.

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

Through Dolphin Services, we also provide interconnect piping services on offshore platforms, inshore steel and wood structure construction, fabrication of pressure vessels and large and small packaged skid units, and steel warehousing and sales. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Gulf Island main yard, Dolphin Services can fabricate jackets up to 100 feet tall, along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification. Dolphin Services also serves state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

Facilities and Equipment

Facilities. Our corporate headquarters and Gulf Island’s main fabrication yard are located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 36,000 square feet that house administrative staff, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits load out of heavy structures.

Gulf Island’s west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead. Our newly formed marine company will be located in the west yard and the Dry Dock when complete will be located in the west yard slip.

Gulf Island’s north yard, formerly the Southport facility, operates on the east bank of the Houma Navigation Canal adjacent to Gulf Island’s main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean going vessels and the loadout of heavy structures.

Dolphin Services operates from a 30-acre site located approximately a quarter of a mile from Gulf Island’s main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 9,900 square foot building that houses administrative staff, approximately 32,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 990 linear feet of water frontage, of which 660 feet is steel bulkhead.

Gulf Marine’s south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels. In addition the graving dock, completed in 2008, measures 600 feet long by 250 feet wide and 40 feet deep. It has a reinforced concrete slab floor, sheet pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, has a removable sheet piled wall supported by steel struts. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor. The graving dock was constructed to facilitate the fabrication and assembly of certain components of the MinDOC 3 hull. Once the hull is completed, the graving dock will be flooded and the hull will be towed to its location in the Gulf of Mexico. Although the graving dock was constructed to facilitate the MinDOC project, it can be used for fabricating any floating structure that will fit within its perimeters and can also be used for ship and floating rig repair.

Gulf Marine’s north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet that house the administrative staff, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

We own all of the foregoing properties.

Equipment. Gulf Island’s main yard houses its Model 34 and Model 25 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric section, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines, Gulf Island can double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island’s yards. Gulf Island may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island owns six rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island performs routine repairs and maintenance on all of its equipment.

Gulf Island’s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island to participate as subcontractor on projects awarded to other contractors. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs and demonstrates its commitment to being a good neighbor to the community and the environment.

Gulf Island’s panel line system, located in its west yard, consists of six individual in-line fully automated systems utilized to cut, weld, and assemble panels to be used in marine vessel construction. The first station consists of an ESAB Avenger 3 Plasma cutting table for high speed cutting and beveling of steel plates and shapes. The second station incorporates an Ogden Model OSWS-5600 single sided welder complete with an electro magnetic plate holding system whereby two steel plates are automatically welded together in a single pass utilizing a multiple sub arc welding process. This process can be repeated up to four times with a result of a single panel having an overall dimension of 40 by 50 feet. An ESAB Avenger 3-13 plate marking and cutting machine is positioned at the third station which lays out the welded panels, marks the applicable locations for stiffeners installation, and cuts the plate to required configurations. The fourth station utilizes an Ogden Model SF-5600 stiffener fitting system to properly align and tack in place the plate stiffeners. The fifth station consists of an Ogden Model SW-5600-3 multiple stiffener welding system whereby three each longitudinal plate stiffeners can be automatically welded (both sides) in a single operation performing continuous or intermittent welding of the stiffeners. There is also an automated conveyor system that operates along the panel line which transfers the panels from station to station. The sixth station is a vertical lifting system that elevates the fabricated panels to the required height for transportation to the field.

Dolphin Services owns three spud barges and leases one for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns three Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

Gulf Marine’s SLD is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410-foot booms are 100 feet apart and provide a lifting height of 317 feet from the water. The unit is powered electro-hydraulically with each drum winch driven independently by two hydraulic motors. The lifting rate utilizing the double drum winch is 1.25 feet per minute and utilizing a single drum winch is 2.5 feet per minute. Gulf Marine also owns 12 crawler cranes, which range in tonnage capacity from 230 to 600 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. Gulf Marine owns six rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) similar to those in our Houma facility.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. Supply of raw materials required to produce steel has improved as compared to recent years due to decreasing demand from China and the domestic auto industry. The global credit crisis has also weakened consumer’s ability to purchase steel, thus decreasing demand and pricing. Steel delivery times and pricing per ton have also decreased due to the lack of global demand. What was a standard delivery of 8-12 weeks for steel in recent years is now 4-6 weeks for heat treated material and even quicker for standard material. U.S. steel mills have decreased prices and eliminated surcharges to decrease their inventories.

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug program and conduct periodic employee health screenings. A safety committee, whose members consist of management representatives and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees with safety awards distributed throughout the year. These awards are the result of observations and audits performed by the safety department and front line supervision.

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

The quality management systems of Gulf Island, Dolphin Services, Southport and Gulf Marine are certified as ISO 9001-2000 programs. ISO 9001-2000 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform work as a sub-contractor for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 76% of our revenue. The balance of our revenue was derived from the fabrication of structures installed outside the Gulf of Mexico, including North Africa, West Africa, Middle East, Latin America, the Caribbean, Offshore Canada and the North Sea.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 54% of revenue in 2008 (37% for Bluewater Industries, Inc. and 17% for Daewoo Shipbuilding and Marine Engineering, Ltd.), 70% of revenue in 2007 (28% for Bluewater Industries, Inc., 23% for Daewoo Shipbuilding and Marine Engineering, Ltd., and 19% for Chevron Corporation), and 42% of revenue in 2006 (42% for Chevron Corporation). In addition, at December 31, 2008, 97% of our backlog, which consists of work remaining at December 31, 2008 and commitments received through March 5, 2009, was attributable to 14 projects involving 7 customers. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

While customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, price and the ability to meet a customer’s delivery schedule are the principal factors on which we are awarded contracts. Our contracts generally vary in length from one month to 24 months depending on the size and complexity of the project. Generally, our contracts and projects are subject to termination at any time prior to completion, at the option of the customer. Upon termination, however, the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

Most of our projects are awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s President and our President. As an incentive to control costs, each of Gulf Island, Dolphin Services and Gulf Marine give bonuses to its employees totaling 5% to 6% of their separate company income before taxes depending on job position.

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

The table below indicates for each quarter of the last three fiscal years the percentage of the annual revenue, gross profit and net income, and the number of direct labor hours worked. Because of seasonal effects, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters. Reductions in industry activity levels may tend to increase the seasonal effects on our operations. We experienced approximately 3 weeks of downtime at our Houma facilities and approximately 5 days of downtime at our Texas facilities as a result of the hurricanes that struck the Gulf Coast during the third quarter of 2008.

	2008				2007				2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	29%	28%	22%	21%	23%	29%	26%	21%	18%	29%	29%	24%
Gross profit	44%	39%	12%	5%	15%	25%	31%	29%	10%	27%	44%	18%
Net income	46%	41%	10%	3%	14%	25%	32%	28%	9%	27%	47%	17%
Direct labor hours (in 000’s)	967	1,019	931	903	878	901	887	916	686	888	913	828

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

We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2000 fabricators will enable us to continue to compete effectively for projects destined for international waters. We recognize, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder our ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international waters, as well as those designed for use in the Gulf of Mexico.

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

As of December 31, 2008, our revenue backlog, which consists of work remaining at December 31, 2008 and commitments received through March 5, 2009, was $360.2 million and the corresponding man-hour backlog was 3.9 million hours remaining to work, compared to $330.4 million revenue backlog and 3.7 million hours remaining to work as of December 31, 2007. Of the $360.2 million revenue backlog, approximately 97% was attributable to 7 customers.

Of the backlog at December 31, 2008, $200.8 million, or 55.8%, represented projects destined for deepwater locations compared to $185.4 million, or 56.1%, of projects destined for deepwater locations included in the December 31, 2007 backlog. The acquisition of Gulf Marine enabled us to more fully participate in the market for deepwater projects, which we believe will continue to expand as a proportion of total offshore projects.

Of the backlog at December 31, 2008, we expect to recognize revenues of approximately $153.9 million (42.7%) during calendar year 2009, $153.9 million during calendar year 2010, and the remaining $52.4 million thereafter.

Included in our backlog at December 31, 2008, is $150.4 million and 1.6 million man-hours associated with the MinDOC II project in which the customer has announced will be postponed and will be utilized at another of their locations sometime in the future. Approximately 78% of the backlog expected to be recognized as revenue in 2010 and 57% of the backlog expected to be recognized as revenue in 2011 is related to the remaining backlog on the MinDOC II project.

Government and Environmental Regulation

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Minerals Management Service of the United States Department of the Interior (“MMS”). The MMS has promulgated federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, we depend on the demand for our services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected, although such restrictions in the areas of the Gulf of Mexico where our products are primarily used have not been substantial. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Until our acquisition of the Gulf Marine facilities, the Houma Navigation Canal provided the only means of access from our facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the U.S. Corps of Engineers. The canal requires dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could have a material and adverse effect on our operations and financial position.

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

In addition to government regulation, various private industry organizations, such as the American Petroleum Institute, American Society of Mechanical Engineers, American Welding Society, American Bureau of Shipping and United States Coast Guard, promulgate technical standards that we must adhere to in the fabrication process.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects, general liability insurance and maritime employer’s liability insurance which are also subject to deductibles and coverage limitations. The Company and our subsidiaries, Gulf Island and Dolphin Services are self-insured for workers’ compensation and U.S. longshoreman and harbor workers’ except for losses in excess of $300,000 per occurrence. Pending approval of its self-insured status, Gulf Island Marine will be self-insured for workers’ compensation and U.S. longshoreman and harbor workers’ except for losses in excess of $300,000 per occurrence. Gulf Marine and Gulf Island Resources’ workers’ compensation and U.S. longshoreman and harbor workers’ coverage is similar to that of Gulf Island and Dolphin Services except that the coverage is subject to a $300,000 per occurrence deductible. Dolphin Steel Sales’ workers’ compensation and U.S. longshoreman and harbor workers’ coverage is similar to Gulf Marine and Gulf Island Resources except that the coverage is subject to no retention per occurrence. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2008, the number of our employees ranged from approximately 1,850 to 2,030, and the number of contract laborers we used ranged from 115 to 500. As of March 5, 2009, we had approximately 1,735 employees. Although there may be a decline in our output during the winter months, we generally do not lay off employees during those months but reduce the number of hours worked per day by many employees to coincide with the reduction in daylight hours during that period. None of our employees are employed pursuant to a collective bargaining agreement, and we believe that our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, or both. If either of these occurred in the near-term the profits expected from work in progress could be reduced or eliminated and in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. In an effort to maintain our workforce, we have instituted and enhanced several incentive programs and expanded our training facility to train our employees on productivity and safety matters.

Current global economic conditions and the steep decline in oil prices have caused companies to remove projects from the bidding process or reduce the dollar value of projects. A reduction in available work in the market and declines in profit from work that is available could cause us to undertake cost reduction measures, including a reduction in our workforce.

Item 1A. Risk Factors

Cautionary Statement

Our business is subject to significant risks. We caution readers that the following important factors could affect our actual consolidated results and could cause our actual consolidated results in the future to differ materially from the goals and expectations expressed in the forward-looking statements contained in this report and in any other forward-looking statements made by us or on our behalf.

We are subject to the cyclical nature of the oil and gas industry.

Our business depends primarily on the level of activity by oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by, among other things:

•	oil and gas prices and industry perceptions of future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas; and

•	local, federal and international political and economic conditions.

Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices and as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We might be unable to employ a sufficient number of skilled workers.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand, but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, increase in our use of contract labor, or all of these. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and growth potential could be impaired.

Our backlog is subject to change.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. However, due to the large dollar amount of backlog estimated for a few projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow if the project is large. In addition, a customer can potentially delay the execution of their project, as ATP has done in connection with the MinDOC II hull. Due to the large dollar amount of backlog estimated for a few projects, a postponement of any one of these projects could materially affect the timing of our revenue, net income and cash flow if the project is large.

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

Our ownership and operation of vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding, as occurred in 2008.

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

Our industry is highly competitive.

The offshore platform industry is highly competitive and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, and to a lesser extent, the availability and capability of equipment, and the reputation, experience and safety record of the contractor. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors have greater financial and other resources than we do.

In addition, because of subsidies, import duties and fees, taxes imposed on foreign operators and lower wage rates in foreign countries, along with fluctuations in the value of the U.S. dollar and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international locations as well as those designed for use in the Gulf of Mexico. See “Business and Properties—Competition” for more information regarding the competitive nature of our industry.

Competitive pricing common in the marine construction industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If this capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates; and

•	changes in estimates or bidding.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. See “Business and Properties—Customer and Contracting.”

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

We are susceptible to adverse weather conditions in our market areas.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year, such as Hurricanes Gustav and Ike in 2008, may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our Chief Executive Officer and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. However, the loss of a significant customer for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

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

The demand for our services is also affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our operations and financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 5, 2009. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	61	Chairman of the Board and Chief Executive Officer
Kirk J. Meche	46	President and Chief Operating Officer
Robin A. Seibert	52	Vice President—Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer
William G. Blanchard	50	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Francis A. Smith, Jr.	59	President and Chief Executive Officer of Gulf Marine Fabricators (fabrication subsidiary)

Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Chief Executive Officer since January 1990 and as President from January 1990 until January 2009. Mr. Chauvin also served as Chief Operating Officer from January 1989 to January 1990.

Kirk J. Meche became President and Chief Operating Officer in January 2009. Mr. Meche served as the Executive Vice President—Operations since 2001. Mr. Meche was President and Chief Executive Officer of Gulf Marine Fabricators from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island from February 2001 until January 2006.

Robin A. Seibert became Vice President—Finance and Chief Financial Officer and Treasurer in October 2007. Mr. Seibert served as Controller from 1997 until 2007 and Chief Accounting Officer since 1998.

William G. “Bill” Blanchard became President and Chief Executive Officer of Gulf Island in February 2006. Mr. Blanchard was Estimating Department Manager of Gulf Island from January 2000 until January 2006.

Francis A. Smith, Jr. became President and Chief Executive Officer of Gulf Marine Fabricators in March 2009. From July 2004 to March 2009, Mr. Smith was an Independent Consultant. From 1973 to 2004, Mr. Smith held positions in various capacities with J. Ray McDermott and McDermott, Inc. including the latest of Vice-President and General Manager, Fabrication Division, except from 1991 to 1994 when he held the position of Vice President, Fabrication for OPI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 5, 2009, we had approximately 3,500 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2008
First Quarter	$33.09	$24.88	$.10
Second Quarter	52.59	28.74	.10
Third Quarter	49.85	30.51	.10
Fourth Quarter	34.55	10.03	.10

Fiscal Year 2007
First Quarter	$37.99	$25.95	$.10
Second Quarter	35.48	26.47	.10
Third Quarter	39.37	30.95	.10
Fourth Quarter	39.18	29.17	.10

In each quarter of 2008 and 2007, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.7 million for each year. On February 27, 2009, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 25, 2009 to shareholders of record on March 13, 2009 and expected to suspend the quarterly dividend for the remainder of 2009 in order to preserve cash, further strengthen our balance sheet and enhance our financial flexibility. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2008.

Period	Total Shares Purchased		Average Price Paid Per Share	Current Program
				Shares Purchased	Shares Available for Purchase
October 1 to 31, 2008	—		—	—	—
November 1 to 30, 2008	—		—	—	—
December 1 to 31, 2008	2,263	[a]	$13.24	—	—

Total	2,263	[a]	$13.24	—	—

a.	This category includes shares repurchased under our applicable stock incentive plan to satisfy tax obligations on restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2003 to December 31, 2008, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on December 31, 2003 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec04	Dec05	Dec06	Dec07	Dec08
Gulf Island Fabrication, Inc.		29.47	12.78	53.52	-12.97	-53.86
S&P 500 Index		10.88	4.91	15.79	5.49	-37.00
S&P 500 Oil & Gas Equipment & Services		31.86	48.57	15.54	47.90	-59.18

	Base Period Dec03	INDEXED RETURNS Years Ending
Company / Index		Dec04	Dec05	Dec06	Dec07	Dec08
Gulf Island Fabrication, Inc.	100	129.47	146.01	224.15	195.08	90.00
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
S&P 500 Oil & Gas Equipment & Services	100	131.86	195.91	226.35	334.76	136.66

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2008 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2008	2007	2006 (1)	2005	2004
	(in thousands, except per share data)
Income Statement Data:
Revenue	$420,507	$472,739	$312,181	$188,545	$173,878
Cost of revenue	368,211	415,901	273,768	164,548	151,205

Gross profit	52,296	56,838	38,413	23,997	22,673
General and administrative expenses	9,451	10,359	9,137	5,681	4,818

Operating income	42,845	46,479	29,276	18,316	17,855
Net interest income	172	384	(114)	1,340	478
Other, net income (expense)	(97)	(10)	1,261	(460)	(21)

Income before income taxes	42,920	46,853	30,423	19,196	18,312
Income taxes	13,898	15,686	9,098	6,209	6,270

Net income	29,022	31,167	21,325	12,987	12,042

Income Summary Data:
Basic earnings per share	$2.04	$2.20	$1.54	$1.06	$1.00

Diluted earnings per share	$2.03	$2.18	$1.53	$1.05	$0.99

Basic weighted-average common shares	14,258	14,161	13,812	12,242	12,054

Adjusted weighted-average common shares	14,307	14,270	13,934	12,376	12,188

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$61,440	$57,384	$54,551	$87,141	$75,214
Property, plant and equipment, net	204,695	188,766	155,440	59,744	60,346
Total assets	350,890	325,213	251,448	163,806	152,285
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (2)	3,820	3,582	3,315	2,257	2,075
Backlog as of December 31, (3)
Direct labor hours	3,916	3,682	4,028	1,436	1,075
Dollars	$360,240	$330,445	$429,080	$114,610	$88,203

(1)	Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio County, Texas. See Note 3 to the Notes to Consolidated Financial Statements in Item 8.
(2)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(3)

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

Despite our performance for the twelve months ended December 31, 2008, we expect that the downturn in the industry that began in late 2008 brought on by the rapid decline in oil and gas prices will impact our ability to maintain the high levels of performance we have achieved since 2006. In July of 2008, the price of oil had exceeded $140 a barrel, but current oil prices have fallen below $40 a barrel. As a result, oil and gas producers have had substantial reductions in their cash flows, causing most to slash their capital budgets for 2009. The dollar value of projects, if available in the market, is significantly below last year’s levels and our backlog is similarly eroded. Other projects have been removed from the bidding process as these companies wait for a potential increase in commodity prices. Competition for available projects has become intense and future short-term margins will likely diminish. Cost reduction measures will be undertaken as appropriate to meet these conditions. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas, which at this time is difficult to predict. At some point however, we expect that oil and gas prices will recover as commodity supplies are reduced and our customers are forced to replace them.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, pay us cancellation fees. However, due to the large dollar amounts of backlog estimated for certain projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow.

As of December 31, 2008, we had a revenue backlog of $360.2 million and a labor backlog of approximately 3.9 million man-hours remaining to work, which consists of work remaining at December 31, 2008 and commitments received through March 5, 2009, compared to the revenue backlog of $330.4 million and a labor backlog of 3.7 million man-hours reported in our Form 10-K at December 31, 2007.

Of the backlog at December 31, 2008, $200.8 million, or 55.8%, represented projects destined for deepwater locations compared to $185.4 million, or 56.1%, of projects destined for deepwater locations included in the December 31, 2007 backlog.

Of the backlog at December 31, 2008, we expect to recognize revenues of approximately $153.9 million (42.7%) during calendar year 2009, $153.9 million during calendar year 2010, and the remaining $52.4 million thereafter.

Included in our backlog at December 31, 2008, is $150.4 million and 1.6 million man-hours associated with the MinDOC II project in which the customer has announced will be postponed and will be utilized at another of their locations sometime in the future. Approximately 78% of the backlog expected to be recognized as revenue in 2010 and 57% of the backlog expected to be recognized as revenue in 2011 is related to the remaining backlog on the MinDOC II project.

Workforce

During 2008, our workforce ranged from approximately 1,850 to 2,030. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2008, our use of contract labor ranged from approximately 115 to 500 contract laborers.

Current global economic conditions and the steep decline in oil prices have caused companies to remove projects from the bidding process or reduce the dollar value of projects. A reduction in available work in the market and declines in profit from work that is available could cause us to undertake cost reduction measures, including a reduction in our workforce.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note 1 in the Notes to Consolidated Financial Statements), the following involves a higher degree of judgment and complexity:

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

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a particular capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2008, we recorded revenue totaling $1.1 million related to certain change orders, which have been approved as to scope but not price. At December 31, 2008, we also recorded revenue totaling $5.8 million related to re-measure units, rates and quantities on a unit rate contract that was completed in the fourth quarter. We are in the process of negotiating resolution of these change orders and re-measures with the customers and recovery of the revenue is dependent upon these negotiations. If we collect amounts different than the $6.9 million of revenue that has been recorded, that difference will be recognized as income or loss. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Results of Operations

Comparison of the Years Ended December 31, 2008 and 2007

For the twelve month period ended December 31, 2008, our revenue was $420.5 million, a decrease of 11.0%, compared to $472.7 million in revenue for the twelve month period ended December 31, 2007. The primary factor contributing to this reduction of revenue was the fact that actual material and sub-contract costs incurred (pass through cost) represented 41.2% of sales for the twelve months ended December 31, 2008, compared to 52.3% of sales for the twelve months ended December 31, 2007. Thus, the majority of the decrease in revenue is associated with the reduction of material and subcontract cost incurred on projects for the twelve months ended December 31, 2008, compared to the twelve months ended December 31, 2007. We consider material and sub-contract costs associated with projects as pass-through costs because they become a component of revenue, but add little or no margin to a project. Partially offsetting this reduction in revenue was an increase in the billable labor man-hours on projects during the year. For the twelve month period ended December 31, 2008, direct labor man-hours were 3.8 million compared to 3.6 million for the twelve month period ended December 31, 2007.

For the twelve month periods ended December 31, 2008 and 2007, gross profit was $52.3 million (12.4% of revenue) for 2008 and $56.8 million (12.0% of revenue) for 2007. Two factors contributed to the increase in gross margin for the twelve months ended December 31, 2008:

•

Most of our revenue is recognized by using the percentage-of completion method, computed by the efforts-expended method, which measures the percentage of labor hours incurred compared to the total estimated labors hours to complete a contract. Consequently, the increase in direct labor man-hours (3.8 million compared to 3.6 million as mentioned above) resulted in an increase in gross margin.

•

Activity levels in 2007 required us to increase our reliance on contract labor to maintain sufficient labor levels to complete the major projects in progress. Generally, contract labor employees perform less efficiently than company employees, which is normally due to the amount of training, work experience and turnover. During 2008, our weighted-average number of contract employees was 264 employees compared to 423 contract employees for 2007, a reduction of 37.6%. Currently, the total number of contract employees in all facilities has been reduced to 145.

Our general and administrative expenses were $9.5 million for the twelve month period ended December 31, 2008. This compares to $10.3 million for the twelve-month period ended December 31, 2007. As a percentage of revenue, general and administrative expenses were 2.2% of revenue for each of the twelve month periods ended December 31, 2008 and 2007.

The majority of the reduction in general and administrative expenses for the twelve-month period ended December 31, 2008 compared to December 31, 2007 was related to amortization expense. We incurred amortization expense ($545,000) through August 2007, which was related to the Gulf Marine acquisition. Also contributing to the decrease in general and administrative expenses was a reduction in the number of personnel and related cost (salaries, wages and benefit related costs).

We had net interest income of $172,000 for the twelve month period ended December 31, 2008, compared to net interest income of $384,000 for the twelve month period ended December 31, 2007. The reduction in interest income is related to having less cash available for investing combined with lower interest rates earned on investments in 2008 compared to 2007. In the “Other” section of the “Other Income (Expense)” category for 2008 and 2007, are net expense (losses) of $97,000 and $10,000, respectively, which are related to the sale of miscellaneous equipment.

Our effective income tax rate was 32.4% for the twelve month period ended December 31, 2008, compared to 33.5% for the twelve month period ended December 31, 2007. The decrease in the tax rate is primarily related to the extension and retroactive application of the Federal Work Opportunity Tax Credit (WOTC).

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

Our general and administrative expenses were $10.3 million for the twelve month period ended December 31, 2007. This compares to $9.1 million for the twelve month period ended December 31, 2006. As a percentage of revenue, general and administrative expenses decreased to 2.2%, from 2.9% of revenue, for the twelve month periods ended December 31, 2007 and December 31, 2006, respectively. The increase in general and administrative expenses are directly related to increases in the number of personnel and related cost (salaries, wages and benefit related costs) normally associated with increases in production volumes.

We had net interest income of $384,000 for the twelve month period ended December 31, 2007, compared to net interest expense of $114,000 for the twelve month period ended December 31, 2006. The change is primarily the result of borrowings incurred by us related to the acquisition of, and additional capital expenditures for, Gulf Marine.

In the “Other” section of the “Other Income (Expense)” category for 2007 is a net expense of $10,000 related to the sale of miscellaneous equipment. In the “Other” section of the “Other Income (Expense)” category for 2006 is net income of $1.3 million. The majority of this income was the result of the sale of our interest in MinDOC, which was effective January 23, 2006, and which generated a gain of approximately $1.0 million. The remainder was from the gain on the sale of other fixed assets.

Our effective income tax rate was 33.5% for the twelve month period ended December 31, 2007, compared to 29.9% for the twelve month period ended December 31, 2006. The increase relates primarily to the employment hiring credits available to us in 2006 for both state and federal taxes that phased-out in the third and fourth quarters of 2007.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective August 6, 2008, we entered into the Seventh Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, increased the amount of the Revolver from $50 million to $60 million and extended the term of the Revolver from December 31, 2009 to December 31, 2010. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At December 31, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.6 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, we are issuing letters of credit for larger amounts and for longer periods of time than we did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of December 31, 2008, we were in compliance with these covenants.

At December 31, 2008, our cash and cash equivalents totaled $13.8 million. Net cash provided by operating activities was $26.9 million for the year ended December 31, 2008, compared to $64.8 at December 31, 2007. Working capital was $61.4 million at December 31, 2008. The ratio of current assets to current liabilities was 1.82 to 1 at December 31, 2008.

There were several factors contributing to the reduction of cash provided by operating activities for the year ended December 31, 2008.

•

The cash effect of billings in excess of cost and estimated earnings on uncompleted contracts (“BIE”) for the year ended December 31, 2008 was $335,000 used in operating activities as compared to $24.5 million provided by operating activities for the year ended December 31, 2007. Changes in BIE for a particular year closely follow our change in revenue for the year. For the year ended December 31, 2008, revenue was $420.5 million as compared to $472.7 million and $312.2 million for the year ended December 31, 2007 and 2006 respectively.

Changes in BIE are further affected by the percentage of pass through costs included in revenue. Pass through costs add little or no margin to revenue recognized; however, we bill our customers for purchases of materials and outside services incurred in the early phases of a project as soon as the contract allows. Pass-through costs, as a percentage of revenue, for the year ended December 31, 2008, were 41.2% compared to 52.2% and 42.9% for the years ended December 31, 2007 and 2006, respectively.

This affect is partially offset by $11.9 million of BIE at December 31, 2008 representing advance billings to a customer to purchase material as our contract allows. Since the material was not received at December 31, 2008, revenue was not recognized for this amount in 2008.

•

The timing of our estimated income tax payments during 2008 as compared to 2007 also contributed to the reduction of cash flows provided by operating activities. Income taxes paid, net of refunds, were $12.1 million in the year ended December 31, 2008 as compared to $2.5 million in the year ended December 31, 2007.

•

At December 31, 2008, we recorded $9.1 million in “Other Receivables” as the result of two insurance claims. The insurance claims are for damages and related costs for an accident in our Texas facility involving four cranes and the damages related to Hurricanes Gustav and Ike. At December 31, 2008, we have recorded a reserve, in accrued liabilities, for various deductibles of $1.6 million related to these insurance claims. Since December 31, 2008, we have collected $4.7 million related to these claims. We continue to provide supporting documentation to the insurance company on the remaining $2.8 million of claims currently being processed. Until all property is restored to pre-damaged condition, we will incur cost for repairs and adjust deductibles accordingly. The net effect of these outstanding insurance claims at December 31, 2008, resulted in a $7.5 million decrease in cash provided by operating activities as compared to no activity for the year ended December 31, 2007.

The $4.2 million of net cash used in financing activities for the period ended December 31, 2008 was made up of $959,000 of proceeds from the exercise of stock options and $542,000 of tax benefit from the exercise of stock options less $5.7 million in payments of dividends on common stock.

Net cash used in investing activities for the year ended December 31, 2008 was $33.4 million, of which the entire amount was for capital expenditures for improvements to our production facilities and for equipment designed to increase the capacity of our facilities and the productivity of our labor force. Included in capital expenditures for 2008 was $6.8 million related to the remaining phase I cost to construct the graving dock at our Gulf Marine facilities and $2.2 million representing approximately two-thirds of the cost of phase II of the graving dock. Phase II of the construction of the graving dock will be completed in mid to late April 2009. Also included in capital expenditures for 2008 were $4.3 million on the panel line system and $4.9 million on the dry dock (as described in “Items 1 and 2. Business and Property”)

Our Board of Directors approved a capital budget of approximately $22.5 million for 2009, which includes the purchase of equipment and additional yard and facility infrastructure improvements. The capital expenditure budget has been reduced in 2009 compared to the last two years because of current global economic conditions in the industry. Capital projects could further be reduced if available work in the market declines. Included in the 2009 capital expenditure budget is $10.1 million for the remaining cost to complete the dry dock and $1.3 million to complete the purchase and installation of equipment for a panel line system. The dry dock and the panel line will facilitate our expansion into additional marine construction areas such as towboats, barges and mid-body sections for offshore supply vessels.

Management believes that during the next 12 months our available funds, cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund these capital expenditures and working capital needs. However, we may expand our operations through acquisitions in the future, which may require additional equity or debt financing. Also, job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver.

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2008, (in thousands).

	Totals	Less Than 1 Year	1 to 3 Years	Thereafter
Operating leases (1)	$6	$6	$—	—
Purchase commitment—material and services (2)	21,244	21,244	—	—

	$21,250	$21,250	$—	$—

(1)	Operating leases are commitments for office space, office equipment and equipment rentals.
(2)	Purchase commitment—material and services is a commitment related to purchase order agreements.

Off Balance Sheet Arrangements

We are not a party to any contract or other obligation not included in our balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have a $60.0 million line of credit with our primary commercial banks. Under the terms of the Revolver, we may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. We do not believe that we have any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 5, 2009

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	110,000		$18.70	231,484
Equity compensation plans not approved by security holders	0			0

Total	110,000	(1)		231,484	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2008, these shares would represent .77% of our then total outstanding shares.

(2)	As of December 31, 2008, there were 189,105 shares remaining available for issuance under the 2002 Long-Term Incentive Plan, and 42,379 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

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

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 5, 2009

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,839	$24,640
Contract receivables, net	97,014	78,748
Contract retainage	612	430
Costs and estimated earnings in excess of billings on uncompleted contracts	14,174	17,690
Prepaid expenses and other	2,661	2,776
Inventory	5,688	7,427
Deferred tax assets	2,392	4,036

Total current assets	136,380	135,747
Property, plant and equipment, net	204,695	188,766
Other receivables	9,114	—
Other assets	701	700

Total assets	$350,890	$325,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,065	$18,080
Billings in excess of costs and estimated earnings on uncompleted contracts	43,966	44,301
Accrued employee costs	5,960	7,421
Accrued expenses	5,049	2,419
Income taxes payable	1,900	6,142

Total current liabilities	74,940	78,363
Deferred tax liabilities	21,743	17,937

Total liabilities	96,683	96,300
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,293,033 and 14,214,736 shares issued and outstanding at December 31, 2008 and December 31, 2007	9,707	9,560
Additional paid-in capital	89,713	87,853
Retained earnings	154,787	131,500

Total shareholders’ equity	254,207	228,913

Total liabilities and shareholders’ equity	$350,890	$325,213

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenue	$420,507	$472,739	$312,181
Cost of revenue	368,211	415,901	273,768

Gross profit	52,296	56,838	38,413
General and administrative expenses	9,451	10,359	9,137

Operating income	42,845	46,479	29,276
Other income (expense):
Interest expense	(41)	(50)	(473)
Interest income	213	434	359
Other, net	(97)	(10)	1,261

	75	374	1,147

Income before income taxes	42,920	46,853	30,423
Income taxes	13,898	15,686	9,098

Net income	$29,022	$31,167	$21,325

Earnings per share data:
Basic earnings per share	$2.04	$2.20	$1.54

Diluted earnings per share	$2.03	$2.18	$1.53

Cash dividend declared per common share	$0.40	$0.40	$0.30

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2006	12,278,621	4,964	44,415	88,886	138,265
Exercise of stock options	244,240	334	3,001	—	3,335
Income tax benefit from exercise of stock options	—	—	1,317	—	1,317
Net Income	—	—	—	21,325	21,325
Issuance of common stock—restricted stock vesting	6,290	—	—	—	—
Cancellation of common stock—restricted stock vesting	(885)	(3)	(31)	—	(34)
Compensation expense—restricted stock	—	16	151	—	167
Compensation expense—non-qualified stock options	—	57	512	—	569
Dividends on common stock	—	—	—	(4,188)	(4,188)
Issuance of common stock	1,589,067	4,000	36,000	—	40,000

Balance at December 31, 2006	14,117,333	$9,368	$85,365	$106,023	$200,756
Exercise of stock options	87,460	132	1,198	—	1,330
Income tax benefit from exercise of stock options	—	—	755	—	755
Net Income	—	—	—	31,167	31,167
Issuance of common stock—restricted stock vesting	12,250	—	—	—	—
Cancellation of common stock—restricted stock vesting	(2,307)	(7)	(67)	—	(74)
Compensation expense—restricted stock	—	35	311	—	346
Compensation expense—non-qualified stock options	—	32	291	—	323
Dividends on common stock	—	—	—	(5,690)	(5,690)

Balance at December 31, 2007	14,214,736	$9,560	$87,853	$131,500	$228,913
Exercise of stock options	63,000	96	863	—	959
Income tax benefit from exercise of stock options	—	—	542	—	542
Net Income	—	—	—	29,022	29,022
Issuance of common stock-restricted stock vesting	17,560	—	—	—	—
Cancellation of common stock—restricted stock vesting	(2,263)	(3)	(27)	—	(30)
Compensation expense—restricted stock	—	44	395	—	439
Compensation expense—non-qualified stock options	—	10	87	—	97
Dividends on common stock	—	—	—	(5,735)	(5,735)

Balance at December 31, 2008	14,293,033	$9,707	$89,713	$154,787	$254,207

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$29,022	$31,167	$21,325
Depreciation	17,489	13,577	11,653
Amortization expense	—	544	856
Impairment expense	—	314	—
Deferred income taxes	5,450	3,423	1,208
Excess tax benefits from share-based payment arrangements	(542)	(755)	(1,317)
Compensation expense—stock compensation plans	536	669	736
Changes in operating assets and liabilities:
Contracts receivable, net	(18,267)	(21,519)	(20,262)
Contract retainage	(182)	1,355	(1,119)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,516	(2,821)	12,350
Prepaid expenses, inventory and other assets	1,854	(2,885)	938
Other receivables	(9,114)	—	—
Accounts payable	(15)	5,294	5,550
Billings in excess of costs and estimated earnings on uncompleted contracts	(335)	24,495	9,159
Accrued employee costs	(1,491)	2,021	1,842
Accrued expenses	2,630	124	792
Income taxes payable	(3,700)	9,845	(662)

Net cash provided by operating activities	$26,851	$64,848	$43,049
Cash flows from investing activities:
Capital expenditures, net	(33,418)	(46,905)	(27,626)
Payment for the purchases of net assets acquired, net of cash received	—	—	(41,487)
Proceeds from the sale of short-term investments	—	—	30,212

Net cash used in investing activities	(33,418)	(46,905)	(38,901)
Cash flows from financing activities:
Proceeds from exercise of stock options	959	1,330	3,336
Excess tax benefit from share-based payment arrangements	542	755	1,317
Payments of dividends on common stock	(5,735)	(5,690)	(4,188)

Net cash provided by (used in) financing activities	(4,234)	(3,605)	465

Net increase (decrease) in cash and cash equivalents	(10,801)	14,338	4,613
Cash and cash equivalents at beginning of period	24,640	10,302	5,689

Cash and cash equivalents at end of period	$13,839	$24,640	$10,302

Supplemental cash flow information:
Interest paid	$45	$47	$396

Income taxes paid, net of refunds	$12,128	$2,493	$8,551

Cancellation of common stock—restricted stock vesting	$30	$74	$34

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and two major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed in Note 3, the Company acquired certain net assets of Gulf Marine Fabricators on January 31, 2006, and its results of operations have been included in the consolidated financial statements of the Company since that date.

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; tanks and barges. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services.

Operating Cycle

The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received in cash within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The principal customers of the Company are major and large independent oil and gas companies. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, the Company extends credit to its customers on a short-term basis. Because the Company’s principal customers are major oil and natural gas exploration, development and production companies, credit risks associated with its customers are normally considered minimal. However, the Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the years ended December 31, 2008, 2007 and 2006, include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement No. 123(R). Compensation expense is recognized on a straight-line basis over the vesting or service period and is net of forfeitures.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $542,000, $755,000 and $1.3 million excess tax benefits classified as financing cash inflows for the years ended December 31, 2008, 2007 and 2006, respectively, would have been classified as operating cash inflows if the Company had not adopted Statement 123(R).

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In accordance with the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value as an impairment charge. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Revenue Recognition

The Company uses the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to estimated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus the costs incurred on the contract during the period.

Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built into the unit rates

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a particular capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2008, we recorded revenue totaling $1.1 million related to certain change orders, which have been approved as to scope but not price. At December 31, 2008, we also recorded revenue totaling $5.8 million related to re-measure units, rates and quantities on a unit rate contract that was completed in the fourth quarter. We are in the process of negotiating resolution of these change orders and re-measures with the customers and recovery of the revenue is dependent upon these negotiations. If we collect amounts different than the $6.9 million of revenue that has been recorded, that difference will be recognized as income or loss. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. NEW ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted this pronouncement effective January 1, 2008, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. The Company adopted this pronouncement effective January 1, 2008, and the adoption of this new standard did not have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), “Business Combinations.” SFAS 141R requires an acquiring entity to recognize assets acquired, liabilities assumed and contingent consideration arrangements at their acquisition-date fair values. The statement also requires the expensing of acquisition-related transaction costs as they are incurred and the push back of any adjustments made to the preliminary purchase price allocation during the measurement period to the date of acquisition. SFAS 141R also includes disclosure requirements that enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations completed in fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position, results of operations or cash flows.

3. ACQUISITION OF GULF MARINE FABRICATORS

Effective January 31, 2006, the Company acquired the facilities, machinery and equipment of Gulf Marine Fabricators (“Gulf Marine”) located in San Patricio County, Texas. The aggregate consideration for the acquisition (“Acquisition”) paid at the closing consisted of (i) $40 million in cash (subject to certain purchase price adjustments), (ii) 1,589,067 shares of the Company’s common stock, which constitute approximately 11% of the Company’s outstanding common stock, and (iii) assumption of certain liabilities. The Company assumed all of Gulf Marine’s uncompleted fabrication contract, as of the date of the closing. The only significant fabrication contract assumed was a contract with Chevron USA for the construction of the 19,000 ton topsides for the deepwater SPAR concept on Chevron’s Gulf of Mexico Tahiti project.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Gulf Marine as if the acquisition had occurred on January 1, 2006.

Twelve-Months Ended December 31, 2006
(in thousands, except per share amounts)
Pro forma revenue	$316,676
Pro forma net income	$19,260
Pro forma basic net income per share	$1.39
Pro forma diluted net income per share	$1.38

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

$75,310

4. DISPOSITION OF MINDOC, L.L.C.

Effective January 23, 2006, the Company sold its entire right, title and interest in MinDOC, L.L.C. to the other member of MinDOC, L.L.C. for $1 million. The sale resulted in a gain of $983,000. On September 27, 2006, the Company announced that its wholly owned subsidiary, Gulf Marine, had received formal notification by a letter of intent from Bluewater Industries, Inc., who contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine had been selected to fabricate and load-out a MinDOC 3 hull for use in an ATP deepwater development project. This project is scheduled to be completed in the second quarter of 2009. On April 23, 2008, the Company announced that Gulf Marine had received formal notification by a letter of intent from Bluewater Industries, Inc., who contracted with ATP Oil & Gas Corporation (“ATP”), that Gulf Marine had been selected to fabricate and load-out the second MinDOC II hull for ATP’s Telemark Hub deepwater development project. ATP has since announced that construction of this hull is postponed and it will be utilized at another of their locations sometime in the future.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2008	2007
Completed contracts	$35,445	$8,042
Contracts in progress:
Current	61,683	70,706
Retainage due within one year	612	430

	97,740	79,178
Less allowance for doubtful accounts	114	—

	$97,626	$79,178

6. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2008	2007
Costs incurred on uncompleted contracts	$705,731	$557,947
Estimated profit earned to date	45,058	46,687

	750,789	604,634
Less billings to date	780,581	631,245

	$(29,792)	$(26,611)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$14,174	$17,690
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,966)	(44,301)

	$(29,792)	$(26,611)

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2008	2007
Land	$9,227	$9,227
Buildings	50,871	48,708
Machinery and equipment	145,369	135,551
Furniture and fixtures	3,598	3,278
Transportation equipment	3,110	2,852
Improvements	70,827	35,438
Construction in progress	16,151	31,920

	299,153	266,974
Less accumulated depreciation	94,458	78,208

	$204,695	$188,766

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2008, 2007, and 2006, the Company expensed $6.8 million, $3.3 million, and $2.8 million, respectively, related to these leases. The Company’s equipment lease expense increased significantly in 2008 compared to 2007 and 2006 as a result of increased crane capacity requirements of its major projects.

8. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Depreciation	$21,743	$17,937

	21,743	17,937
Deferred tax assets:
Employee benefits	564	554
Uncompleted contracts	1,525	3,173
Compensation expense on stock options	98	92
State tax credits	—	217
Other	205	—

Total deferred tax assets:	2,392	4,036

Net deferred tax liabilities:	$19,351	$13,901

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2008	2007	2006
Current:
Federal	$8,278	$11,982	$7,703
State	170	281	187

Total current	8,448	12,263	7,890
Deferred:
Federal	5,340	3,345	1,179
State	110	78	29

Total deferred	5,450	3,423	1,208

Income taxes	$13,898	$15,686	$9,098

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2008	%	2007	%	2006	%
U.S. statutory rate	$15,022	35.0%	$16,399	35.0%	$10,648	35.0%
Increase (decrease) resulting from:
State income taxes	280	0.7	360	0.9	215	0.7
Foreign sales	—	—	—	—	(135)	(0.4)
Qualified Production Activities
Income—Deduction	(561)	(1.3)	(655)	(1.4)	(229)	(0.8)
Federal Work Opportunity Tax Credit	(741)	(1.7)	(577)	(1.2)	(1,254)	(4.1)
Other	(102)	(0.3)	159	0.2	(147)	(0.5)

Income tax expense	$13,898	32.4%	$15,686	33.5%	$9,098	29.9%

The Company’s 2008 effective annual tax rate was 32.4%. This rate reflects Federal tax credits available to the Company through various incentive programs that were retroactively extended during the fourth quarter of 2008. Exclusive of the Federal tax credits, the Company’s effective annual tax rate would have been 34.1%.

9. LINE OF CREDIT

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

At December 31, 2008, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.6 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. The Company is required to maintain certain covenants, including balance sheet and cash flow ratios. As of December 31, 2008, the Company was in compliance with these covenants.

10. CONTINGENT LIABILITIES

The Company is subject to various routine legal proceedings in the normal conduct of its business, primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. This sampling plan is expected to be implemented during the first quarter of 2009. At December 31, 2008, we included in Accrued Expenses $450,000 compared to $230,000 at December 31, 2007, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

At December 31, 2008, we have recorded $9.1 million in “Other Receivables” as the result of two insurance claims. The insurance claims are for damages and related costs for an accident in our Texas facility involving four cranes and the damages related to Hurricanes Gustav and Ike. At December 31, 2008, we have recorded a reserve, in accrued liabilities, for various deductibles of $1.6 million related to these insurance claims. Since December 31, 2008, we have collected $4.7 million related to these claims. We continue to provide supporting documentation to the insurance company on the remaining $2.8 million of claims currently being processed. Until all property is restored to pre-damaged condition, we will incur cost for repairs and adjust deductibles accordingly.

11. RELATED PARTY TRANSACTIONS

On January 31, 2006, we, through an indirect subsidiary, purchased the facilities, machinery and equipment of Gulf Marine Fabricators, an indirect subsidiary of Technip-Coflexip USA Holdings, Inc. (“Technip”). As consideration for the acquisition, we paid a combination of cash and common stock. Technip currently owns 789,067 shares or approximately 5.5% of our outstanding common stock.

Since 2006, Technip has awarded us contracts to fabricate various oil and gas industry items totaling $40.1 million. As of December 31, 2008, all contracts awarded by Technip had been completed. During the years ended December 31, 2008, 2007 and 2006, we recognized revenue of $7.0 million, $31.6 million and $1.5 million, respectively, on these contracts.

As of December 31, 2008, Technip owed us a total of $25,000 of contracts receivable or 0.1% of the total contracts receivable outstanding. As of December 31, 2007, Technip owed us a total of $7.5 million of contracts receivable or 9.5% of the total contracts receivable outstanding.

12. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2008	2007	2006
Bluewater Industries, Inc.	$154,127	$131,480	$—
Daewoo Shipbuilding and Marine Engineering, Ltd.	72,355	108,679	—
Chevron Corporation	—	89,382	130,939

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 20%, 24%, and 7%, of the Company’s revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007	2006
	(In millions)
Location:
United States	$337.5	$359.4	$290.8
International	83.0	113.3	21.4

Total	$420.5	$472.7	$312.2

14. PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the year ended December 31, 2008, were 41.2% compared to 52.3% and 42.9% for the years ended December 31, 2007 and 2006, respectively.

15. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that is qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the Retirement Plan. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2008, 2007, and 2006, the Company contributed a total of $ 2.9 million, $2.7 million, and $2.1 million, respectively.

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2008 and 2007 were as follows (in thousands, except per share data):

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$123,728	$117,924	$92,657	$86,198
Gross profit	23,194	20,061	6,308	2,733
Net Income	13,440	11,872	2,836	874
Basic EPS	0.95	0.83	0.20	0.06
Diluted EPS	0.94	0.83	0.20	0.06

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenue	$109,373	$137,572	$124,900	$100,894
Gross profit	8,510	14,143	17,996	16,503
Net Income	4,415	7,861	10,040	8,851
Basic EPS	0.31	0.56	0.71	0.62
Diluted EPS	0.31	0.55	0.70	0.62

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2008	2007	2006
Numerator:
Net Income	$29,022	$31,167	$21,325

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,258	14,161	13,812
Effect of dilutive securities:
Employee stock options	34	99	64
Employee restricted stock	15	10	58

Dilutive potential common shares:
Denominator for dilutive earnings per share-weighted-average shares	14,307	14,270	13,934

Basic earnings per share	$2.04	$2.20	$1.54

Diluted earnings per share	$2.03	$2.18	$1.53

18. LONG-TERM INCENTIVE PLANS

On February 13, 1997, the shareholders approved the adoption of the Long-Term Incentive Plan (the “Plan”). The Plan authorizes the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company’s common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the “compensation committee”) to administer such Plan. Under the Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

On April 24, 2002, the shareholders approved the adopton of the 2002 Long-Term Incentive Plan, which was amended by the shareholders on April 26, 2006 (the “2002 Plan”). The 2002 Plan authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as nonstatutory options. Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

At December 31, 2008, there were approximately 231,000 shares remaining available for future issuance under both equity compensation plans. The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. During 2008, 2007 and 2006, the compensation committee did not grant any stock options under the Plan or the 2002 Plan (together, the “Incentive Plans”).

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock options activity as of December 31, 2008, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	183,500	$17.46
Granted	—	—
Exercised	(63,000)	15.02
Forfeited or expired	(10,500)	19.07

Outstanding at December 31, 2008	110,000	$18.70	5.1	$12

Vested and expected to vest through December 31, 2009	108,703	$18.66	5.1	$12

Exercisable at December 31, 2008	94,580	$18.18	5.0	$12

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $ 1.6 million, $1.5 million, and $4.6 million, respectively.

As of December 31, 2008, there was $73,000 of total unrecognized compensation cost related to options granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years. The total grant-date fair value of options vested during the year ended December 31, 2008 was $268,000.

According to the Incentive Plans, the compensation committee may award shares of restricted stock to such eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to such restrictions on transfer and forfeitability provisions and such other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the compensation committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested (the “Restricted Period”). Except for the shares of restricted stock that vest based on the attainment of performance goals, the Restricted Period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted. If the vesting of the shares of restricted stock is based upon the attainment of performance goals, a minimum Restricted Period of one year is allowed, with incremental vesting of portions of the award over the one-year period permitted.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted in 2007 and 2006 vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. During 2008, the compensation committee did not grant any restricted stock under the Incentive Plans. However, on February 9, 2009, the compensation committee granted 47,900 restricted stock shares to key employees under the Incentive Plans. The weighted-average grant-date fair value of stock granted during the years 2007 and 2006 was $32.15 and $39.40, respectively. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2008	85,500	$33.01
Granted	—	—
Vested	(15,297)	32.54
Forfeited	(15,653)	33.25

Restricted shares at December 31, 2008	54,550	$33.07

As of December 31, 2008, there was $1.4 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the year ended December 31, 2008 was $217,000.

Share-based compensation cost that has been charged against income for the Plan and the 2002 Plan was $536,000, $669,000 and $736,000 for 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $176,000, $224,000 and $220,000 for 2008, 2007 and 2006, respectively. Share-based compensation cost for 2008 relates to unvested stock options at January 1, 2008 and restricted stock granted during 2007, 2006 and 2005. Share-based compensation cost for 2007 relates to unvested stock options at January 1, 2007 and restricted stock granted during 2007, 2006 and 2005. Share-based compensation cost for 2006 relates to unvested stock options at January 1, 2006 and restricted stock granted during 2006 and 2005.

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $959,000, $1.3 million, and $3.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $542,000, $755,000 and $1.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2009.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Vice President - Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ JOHN A. WISHART John A. Wishart	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

1.1	Underwriting Agreement dated as of September 11, 2007, by and among Gulf Island Fabrication, Inc., Aransas Partners (f/k/a Gulf Marine Fabricators) and Johnson Rice & Company, L.L.C., incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed September 13, 2007. ^

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Amended and Restated Articles of Incorporation of the Company. *

3.2	Bylaws of the Company as Amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed March 4, 2008. ^

4.1	Specimen Common Stock Certificate. *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.7	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.11	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

E-1

EXHIBIT NUMBER

10.12	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.13	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.14	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.15	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of March 5, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.16	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008. ^

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Dolphin Services, L.L.C., and Southport, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
^	SEC File Number 000-22303.

E-2