Form 10-Q
period 2009-03-31
GULF ISLAND FABRICATION INC
filed 2009-04-23
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐     No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of April 22, 2009 was 14,293,033.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,689	$13,839
Contracts receivable, net	82,701	97,014
Contract retainage	590	612
Costs and estimated earnings in excess of billings on uncompleted contracts	6,582	14,174
Prepaid expenses	9,367	2,661
Inventory	5,531	5,688
Deferred tax assets	1,485	2,392
Recoverable income taxes	3,585	—

Total current assets	131,530	136,380
Property, plant and equipment, net	203,499	204,695
Other receivables	7,682	9,114
Other assets	703	701

Total assets	$343,414	$350,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,565	$18,065
Billings in excess of costs and estimated earnings on uncompleted contracts	32,284	43,966
Accrued employee costs	5,474	5,960
Accrued expenses	5,129	5,049
Income taxes payable	—	1,900

Total current liabilities	59,452	74,940
Deferred income taxes	24,855	21,743

Total liabilities	84,307	96,683

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,293,033 and 14,293,033 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	9,722	9,707
Additional paid-in capital	89,837	89,713
Retained earnings	159,548	154,787

Total shareholders’ equity	259,107	254,207

Total liabilities and shareholders’ equity	$343,414	$350,890

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$84,999	$123,728
Cost of revenue	73,240	100,534

Gross profit	11,759	23,194
General and administrative expenses	2,224	2,718

Operating income	9,535	20,476

Other income (expense):
Interest expense	(17)	(6)
Interest income	20	109
Other	—	(60)

	3	43

Income before income taxes	9,538	20,519

Income taxes	3,338	7,079

Net income	$6,200	$13,440

Per share data:

Basic earnings per share	$0.43	$0.95

Diluted earnings per share	$0.43	$0.94

Weighted-average shares	14,293	14,219
Effect of dilutive securities: employee restricted stock and stock options	8	51

Adjusted weighted-average shares	14,301	14,270

Cash dividend declared per common share	$0.100	$0.100

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2009	14,293,033	$9,707	$89,713	$154,787	$254,207

Net income	—	—	—	6,200	6,200

Compensation expense restricted stock	—	12	107	—	119

Compensation expense non-qualified stock options	—	3	17	—	20

Dividends on common stock	—	—	—	(1,439)	(1,439)

Balance at March 31, 2009	14,293,033	$9,722	$89,837	$159,548	$259,107

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$6,200	$13,440
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,517	4,176
Deferred income taxes	4,019	3,214
Compensation expense-stock compensation plans	139	145
Excess tax benefit from share-based payment arrangements	—	(67)
Changes in operating assets and liabilities:
Contracts receivable	14,313	(29,804)
Contract retainage	22	(224)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,592	(2,152)
Prepaid expenses and other assets	(6,706)	1,024
Inventory	157	888
Recoverable income taxes	(3,585)	—
Other receivable	1,432	—
Accounts payable	(1,500)	10,180
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,682)	(6,186)
Accrued employee costs	(486)	(657)
Accrued expenses	80	(35)
Income taxes payable	(1,900)	(2,137)

Net cash (used in) provided by operating activities	12,612	(8,195)

Cash flows from investing activities:
Capital expenditures, net	(3,823)	(9,451)
Proceeds on the sale of equipment	500	—

Net cash used in investing activities	(3,323)	(9,451)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	206
Excess tax benefit from share-based payment arrangements	—	67
Payments of dividends on common stock	(1,439)	(1,431)

Net cash used in financing activities	(1,439)	(1,158)

Net change in cash and cash equivalents	7,850	(18,804)

Cash and cash equivalents at beginning of period	13,839	24,640

Cash and cash equivalents at end of period	$21,689	$5,836

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2009 AND 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain items in 2008 have been reclassified to conform to the 2009 financial statement presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2 – CONTINGENT LIABILITIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. This sampling plan is expected to be implemented during the second quarter of 2009. At March 31, 2009, we included in Accrued Expenses $400,000, which is the current remaining estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

At March 31, 2009, we have recorded $7.7 million in “Other Receivables” as the result of two insurance claims. The insurance claims are for damages and related costs for an accident at our Texas facility involving four cranes and the damages related to Hurricanes Gustav and Ike. At March 31, 2009, we have recorded a reserve, in accrued liabilities, for various deductibles of $2.4 million related to these insurance claims. We continue to provide supporting documentation to the insurance company on the remaining $5.3 million of claims currently being processed. Until all property is restored to pre-damaged condition, we will continue to incur costs for repairs and adjust deductibles accordingly.

NOTE 3 – NEW ACCOUNTING STANDARDS

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which states that share-based payment awards with a right to receive nonforfeitable dividends are participating securities. This FSP also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method as described in SFAS No. 128, “Earnings per Share.” This FSP is effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement effective January 1, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

At March 31, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $23.7 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, the Company is issuing letters of credit for larger amounts and for longer periods of time than it did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2009, we were in compliance with these covenants.

NOTE 5 – RIGHTS AGREEMENT

On March 24, 2009, the Board of Directors declared a dividend of one preference share purchase right (a “Right”) for each outstanding share of common stock, no par value (the “Common Shares”), of the Company. The dividend was paid on March 25, 2009 to shareholders of record on March 24, 2009 (the “Record Date”). The Company will continue to issue Rights with respect to new

Common Shares issued after the Record Date. The description and terms of the Rights are set forth in the Rights Agreement dated as of March 25, 2009 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as the Rights Agent.

Under the Rights Agreement, each Right entitles the registered holder to purchase from the Company 1/1,000th of a share of Series A Participating Cumulative Preferred Stock, no par value per share of the Company at a price of $30.00, subject to adjustment.

NOTE 6 – RELATED PARTY TRANSACTIONS

On January 31, 2006, we, through an indirect subsidiary, purchased the facilities, machinery and equipment of Gulf Marine Fabricators, an indirect subsidiary of Technip-Coflexip USA Holdings, Inc. (“Technip”). As consideration for the Acquisition, we paid a combination of cash and common stock. Technip currently owns 789,067 shares or approximately 5.5% of our outstanding common stock.

Since 2006, Technip has awarded us contracts to fabricate various oil and gas industry items totaling $40.1 million, and as of December 31, 2008, we had recognized all revenue on these contracts. As all contracts with Technip were completed by the end of 2008, there was no revenue to recognize on these contracts during the three-month period ended March 31, 2009. We recognized $3.9 million of revenue on these contracts during the three-month period ended March 31, 2008. As of March 31, 2009, all contracts awarded by Technip had been completed and all contracts receivable were paid.

NOTE 7 – PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three month period ended March 31, 2009 were 35.8% compared to 39.9% for the three month period ended March 31, 2008.

NOTE 8 – INCOME TAXES

Our effective income tax rate for the three-month period ended March 31, 2009 was 35.0% compared to an effective tax rate of 34.5% for the three-month period ended March 31, 2008. The increase from the previous three-month period relates to the limitations on certain federal manufacturing tax credits available to us based on our estimated tax provision for 2009.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2009, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 5, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 22, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statement” in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; changes in our backlog; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

In addition to the cautionary statements above, as we mentioned in our Annual Report on Form 10-K for the year ended December 31, 2008, the downturn in the industry that began in late 2008 brought on by the rapid decline in oil and gas prices continues to impact our ability to maintain the higher levels of performance of prior periods. Oil prices are currently in the $40-$50 a barrel range, which has resulted in reduced cash flows for oil and gas producers, thus causing most to reduce their capital budgets for 2009. The dollar value of projects, if available in the currently shrinking marine fabrication market, is significantly below last year’s levels. Our production man-hour volumes are declining without any significant new project awards to replace our rapidly depleting backlog. More projects have been removed from the bidding process as oil and gas producing companies appear to be waiting for a potential increase in commodity prices. We have undertaken cost reduction measures as appropriate to meet these conditions. We also are pursuing other projects such as fabrication of modules, towboats, barges and other marine vessels. The offshore oil and gas industry will also require some maintenance on existing infrastructure from which we will benefit at some level through time-and-material basis agreements. We will continue to monitor revenue levels and will adjust costs as we deem necessary or prudent. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas, which at this time is difficult to predict.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2008). We believe that of our significant accounting policies, revenue recognition involves a higher degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. However, due to the large dollar amount of backlog estimated for a few projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow. In addition, a customer can delay the execution of their project, as ATP has done in connection with the MinDOC II hull. Due to the large dollar amount of backlog estimated for a few projects, a postponement of any one of these projects could materially affect the timing of our revenue, net income and cash flow.

As of March 31, 2009, we had a revenue backlog of $315.0 million and a labor backlog of approximately 3.4 million man-hours remaining to work, which consists of work remaining at March 31, 2009 and commitments received through the first quarter earnings release issued April 22, 2009, compared to the revenue backlog of $360.2 million and a man-hour backlog of 3.9 million hours reported in our Form 10-K at December 31, 2008.

Of our $315.0 million backlog at March 31, 2009, $165.5 million, or 52.5%, represented projects destined for deepwater locations compared to $200.8 million, or 55.8%, of projects destined for deepwater locations of the $360.2 million backlog at December 31, 2008. Included in the backlog are $1.1 million, or 0.3%, and $1.5 million, or 0.4%, at March 31, 2009 and December 31, 2008, respectively, related to projects destined for foreign locations.

From our $315.0 backlog at March 31, 2009, we expect to recognize revenues of approximately $107.0 million during the remainder of 2009. This amount does not include any change orders, scope growth or new contracts that may be awarded during the remainder of the year. The remaining $208.0 million of backlog is expected to be recognized in 2010 and thereafter, and includes $148.9 million (and 1.6 million man-hours) specific to ATP’s MinDOC II project and $59.1 million of backlog for all other projects. As noted above, our customer has announced that the MinDOC II project will be postponed and will be utilized at another of their locations sometime in the future.

Workforce

As of March 31, 2009, we had approximately 1,675 employees and approximately 40 contract employees, compared to approximately 1,850 employees and approximately 150 contract employees as of December 31, 2008.

Results of Operations

Our revenue for the three-month period ended March 31, 2009 was $85.0 million, a decrease of 31.3% compared to $123.7 million in revenue for the three-month period ended March 31, 2008.

There were several factors contributing to the reduction of revenues for the three-month period ended March 31, 2009.

•

Pass-through costs for the three-month period ended March 31, 2009 were 35.8% of revenue, compared to 39.9% for the three-month period ended March 31, 2008. We consider material and sub-contract costs associated with projects as costs that add to the revenue of a project, but add little or no margin to the project, thus are pass-through costs.

•	During the period ended March 31, 2009, the amount of man-hours worked was 847,000 compared to 967,000 man-hours for the period ended March 31, 2008.

At March 31, 2009, we recorded revenue totaling $1.3 million related to certain change orders, somewhat equally split on two separate projects, which have been approved as to scope but not price. Although we believe the collection of these change orders is probable based on past experience, we are in the process of negotiating resolution of these change orders with the customers and recovery of the revenue is dependent upon these negotiations. If we collect an amount different than the $1.3 million of revenue that has been recorded, that difference will be recognized as income or loss. We expect to resolve these matters in the second quarter of 2009. At December 31, 2008, we had $6.9 million of change orders related to re-measure issues primarily involving one customer. These issues have been settled and resulted in the recognition of an additional $400,000 of revenue.

For the three month periods ended March 31, 2009 and 2008, gross profit was $11.8 million (13.8% of revenue) and $23.2 million (18.7% of revenue), respectively. Two factors contributed to the decrease in gross margin for the three months ended March 31, 2009:

•

Most of our revenue is recognized by using the percentage-of completion method, computed by the efforts-expended method, which measures the percentage of labor hours incurred compared to the total estimated labors hours to complete a contract. Consequently, the decrease in direct labor man-hours (847,000 compared to 967,000 as mentioned above) resulted in a decrease in gross margin.

•

We are required to undertake certain capital projects in connection with the fabrication process included in some contracts. Since these capital projects provide future benefits to us, the cost to build these projects is capitalized, thus the revenue associated with the capital project directly increases the estimated profit on the contract. For the three-month period ended March 31, 2009, amounts included in revenue from these projects were $1.6 million, compared to $3.3 million for the three-month period ended March 31, 2008.

The Company’s general and administrative expenses were $2.2 million for the three-month period ended March 31, 2009. This compares to $2.7 million for the three-month period ended March 31, 2008. As a percentage of revenue, general and administrative expenses were 2.6% compared to 2.2% of revenue for the three-month period ended March 31, 2008. The absolute dollar reduction in general and administrative expenses for the three-month period ended March 31, 2009 compared to March 31, 2008 was related to wage and wage related costs that generally fluctuate with production volumes.

The Company had net interest income of $3,000 for the three-month period ended March 31, 2009, compared to net interest income of $103,000 the three-month period ended March 31, 2008. The reduction in interest income is related to the reduction in the interest rate earned on cash invested.

The Company had no Other Income (Expense) net for the three-month period ended March 31, 2009, compared to a loss of $60,000 for the three-month period ended March 31, 2008. The loss for the period ended March 31, 2008 was related to the sale of miscellaneous equipment.

Our effective income tax rate for the three-month period ended March 31, 2009 was 35.0%, compared to an effective tax rate of 34.5% for the three-month period ended March 31, 2008. The increase from the previous three-month period relates to the limitations on certain federal manufacturing tax credits available to us based on our estimated tax provision for 2009.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective August 6, 2008, we entered into the Seventh Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, increased the amount of the Revolver from $50 million to $60 million and extended the term of the Revolver from December 31, 2009 to December 31, 2010. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.25%. We pay a fee on a quarterly basis of three-sixteenths of one percent per annum on the weighted-average unused portion of the Revolver. At March 31, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $23.7 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. Thus, we are issuing letters of credit for larger amounts and for longer periods of time than we did in past years. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2009, we were in compliance with these covenants.

At March 31, 2009, our cash and cash equivalents totaled $21.7 million. Working capital was $72.1 million at March 31, 2009. The ratio of current assets to current liabilities was 2.21 to 1 at March 31, 2009. Net cash provided by operating activities was $12.6 million for the three-months ended March 31, 2009, compared to $8.2 million used in operating activities for the three-months ended March 31, 2008. The increase in cash provided by operations for the period ended March 31, 2009, compared to the decrease in cash used in operating activities for the period ended March 31, 2008, is primarily related to the reduction in production activity. As production volumes decrease, amounts expended for material and labor costs (accounts payable) as well as amounts billed to customers (contracts receivable) decrease. Cash utilization decreases, accompanied by the collection of outstanding contracts receivables, resulting in an increase in our cash position. Also contributing to the increase cash provided by operating activities is the net decrease in costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings on uncompleted contracts. These decreases are the result of us working off the backlog without any significant new projects being added to the backlog.

Net cash used in investing activities for the three-months ended March 31, 2009, was $3.3 million, which related to capital expenditures of $3.8 million for equipment and improvements to our production facilities and $0.5 million of proceeds on the sale of equipment. Net cash used in financing activities for the three-month period ended March 31, 2009, was $1.4 million, consisting of cash used to pay dividends on common stock.

Capital expenditures for the remaining nine months of 2009 are estimated to be approximately $14.0 million, which includes approximately $1.2 million to complete phase II of the graving dock, $8.5 million to complete construction of a dry dock, $350,000 to complete the installation of a panel line and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. The expenditures for the dry dock and the panel line are to facilitate our expansion into additional marine construction areas such as towboats, barges and offshore supply vessels.

Management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2009. However, we may expand our operations through acquisitions in the future, which may require additional equity or debt financing. Also, job awards may require us to issue additional letters of credit, further reducing the unused portion of the Revolver.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risks during the three months ended March 31, 2009. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

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

There have been no changes during the fiscal quarter ended March 31, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

4.2	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent, dated as of March 25, 2009, incorporated by reference to the Company’s Form 8-K filed March 26, 2009.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 15, 2009, announcing the scheduled time for the release of its 2009 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 23, 2009

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

4.2	Rights Agreement between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent, dated as of March 25, 2009, incorporated by reference to the Company’s Form 8-K filed March 26, 2009.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 15, 2009, announcing the scheduled time for the release of its 2009 first quarter earnings and its quarterly conference call.

E-1