Form 10-Q
period 2009-06-30
GULF ISLAND FABRICATION INC
filed 2009-07-27
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of July 24, 2009 was 14,293,033.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,180	$13,839
Contracts receivable, net	77,862	97,014
Contract retainage	565	612
Costs and estimated earnings in excess of billings on uncompleted contracts	6,925	14,174
Prepaid expenses and other	2,013	2,661
Inventory	5,333	5,688
Deferred tax assets	1,395	2,392

Total current assets	108,273	136,380
Property, plant and equipment, net	203,137	204,695
Long-term contracts receivable, net	8,843	—
Other receivables	8,533	9,114
Other assets	700	701

Total assets	$329,486	$350,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,583	$18,065
Billings in excess of costs and estimated earnings on uncompleted contracts	22,042	43,966
Accrued employee costs	5,978	5,960
Accrued expenses	5,057	5,049
Income taxes payable	144	1,900

Total current liabilities	43,804	74,940
Deferred income taxes	22,545	21,743

Total liabilities	66,349	96,683

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,293,033 and 14,293,033 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	9,737	9,707
Additional paid-in capital	89,983	89,713
Retained earnings	163,417	154,787

Total shareholders’ equity	263,137	254,207

Total liabilities and shareholders’ equity	$329,486	$350,890

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$79,133	$117,924	$164,132	$241,652
Cost of revenue	70,795	97,863	144,035	198,397

Gross profit	8,338	20,061	20,097	43,255
General and administrative expenses	1,972	2,551	4,196	5,269

Operating income	6,366	17,510	15,901	37,986
Other income (expense):
Interest expense	(18)	(7)	(35)	(13)
Interest income	—	36	20	145
Other	2	5	2	(55)

	(16)	34	(13)	77

Income before income taxes	6,350	17,544	15,888	38,063
Income taxes	2,337	5,672	5,675	12,751

Net income	$4,013	$11,872	$10,213	$25,312

Per share data:
Basic earnings per share	$0.28	$0.83	$0.71	$1.78

Diluted earnings per share	$0.28	$0.83	$0.71	$1.77

Weighted-average shares	14,293	14,251	14,293	14,235
Effect of dilutive securities: employee restricted stock and stock options	39	78	24	65

Adjusted weighted-average shares	14,332	14,329	14,317	14,300

Cash dividend declared per common share	$0.01	$0.10	$0.11	$0.20

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2009	14,293,033	$9,707	$89,713	$154,787	$254,207
Net income	—	—	—	10,213	10,213
Compensation expense restricted stock	—	26	235	—	261
Compensation expense non-qualified stock options	—	4	35	—	39
Dividends on common stock	—	—	—	(1,583)	(1,583)

Balance at June 30, 2009	14,293,033	$9,737	$89,983	$163,417	$263,137

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$10,213	$25,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,097	8,430
Deferred income taxes	1,799	3,443
Compensation expense—stock compensation plans	300	331
Excess tax benefit from share-based payment arrangements	—	(579)
Changes in operating assets and liabilities:
Contracts receivable	10,309	13,048
Contract retainage	47	(411)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,249	(14,296)
Prepaid expenses and other assets	648	817
Other receivables	581	—
Inventory	355	1,560
Accounts payable	(7,482)	520
Billings in excess of costs and estimated earnings on uncompleted contracts	(21,924)	(24,416)
Accrued employee costs	18	2,091
Accrued expenses	8	789
Income taxes payable	(1,756)	(2,789)

Net cash provided by operating activities	9,462	13,850
Cash flows from investing activities:
Capital expenditures, net	(8,038)	(17,404)
Proceeds on the sale of equipment	500	—

Net cash used in investing activities	(7,538)	(17,404)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	953
Excess tax benefit from share-based payment arrangements	—	579
Payments of dividends on common stock	(1,583)	(2,864)

Net cash used in financing activities	(1,583)	(1,332)

Net change in cash and cash equivalents	341	(4,886)
Cash and cash equivalents at beginning of period	13,839	24,640

Cash and cash equivalents at end of period	$14,180	$19,754

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH

PERIODS ENDED JUNE 30, 2009 AND 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

NOTE 2 – CONTINGENT LIABILITIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. This sampling plan is expected to be implemented during the third quarter of 2009. At June 30, 2009, we included in “Accrued expenses” $400,000, which is the current remaining estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

At June 30, 2009, we recorded $8.5 million in “Other receivables” related to two insurance claims. These insurance claims are for damages and related costs incurred in connection with (i) an accident at our Texas facility involving four cranes and (ii) Hurricanes Gustav and Ike, which hit the Gulf Coast in 2008. These amounts reflect our costs to rent replacement cranes and to repair or restore to original condition the property that was damaged by these events that we have determined are recoverable costs under our various insurance policies. Certain costs that were deemed unrecoverable based on our insurance coverage were expensed at the time incurred. At June 30, 2009, we recorded a reserve of $2.4 million in accrued liabilities for various deductibles related to these insurance claims. The amounts associated with the deductibles were expensed as the repair and restoration costs were incurred. The amount of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and adjust the deductibles accordingly. We have not recorded any gains related to these claims in our income statement and will not record any gains until all applicable claims are settled. We continue to provide supporting documentation to the insurance companies on the remaining claims currently being processed.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which establishes accounting standards for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. These standards are essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This SFAS is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted this pronouncement effective June 30, 2009, and the adoption of this new standard did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through July 24, 2009, the date the consolidated financial statements were issued. See Note 7 for identified items.

NOTE 4 – LINE OF CREDIT AND NOTES PAYABLE

Effective June 2, 2009, we entered into the Eighth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2010 to December 31, 2011. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2009, no amounts were outstanding under the Revolver, but we had letters of credit outstanding totaling $23.7 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of June 30, 2009, we were in compliance with these covenants.

NOTE 5 – PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2009 were 41.2% compared to 39.0% for the three month-period ended June 30, 2008. Pass-through costs, as a percentage of revenue, for the six-month period ended June 30, 2009 were 38.4% compared to 39.4% for the six-month period ended June 30, 2008.

NOTE 6 – INCOME TAXES

Our effective income tax rates for the three-month and six-month periods ended June 30, 2009 were 36.8% and 35.7%, respectively, compared to an effective tax rate of 32.3% and 33.5% for each of the comparable periods of 2008. The increases from the previous three and six-month periods are the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in state hiring tax credits available to us in 2009 and a slight increase in state taxes related to an increase in the state apportionment.

NOTE 7 – SUBSEQUENT EVENTS

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP Oil and Gas (“ATP”) to oversee the fabrication of the MinDOC I hull and topsides. The amount currently owed to us on the project is $64.5 million. Based on current estimates, an additional $25.5 million is expected to be billed on the project through completion, which is expected to occur in late third or early fourth quarter 2009. Any additional changes in the scope of the project that will cause a change order to be issued in excess of the agreed upon $90 million must be approved by Bluewater and ATP. Such change orders will be paid in cash and will not be part of this payment agreement.

Bluewater will pay $42 million of the amount owed in seven equal installments of $6 million each, commencing on September 5, 2009 and continuing on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the Master Services Agreement between Bluewater and us.

Bluewater will pay $48 million of the remaining amount owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between ATP and Bluewater. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. It is projected that we will start receiving royalty payments from this overriding royalty interest in February 2010, and we anticipate the entire $48 million to be paid over a thirteen month period. The production volumes used in these projections were derived from petroleum engineering reserve reports. The prices for oil and gas were estimated based on the strip prices in effect in mid-June 2009.

We have no guarantees from Bluewater or ATP if the limited overriding royalty interest does not fund the remaining $48 million balance. However, based on our review of the engineering reports for the properties subject to our limited overriding royalty interest, the available oil and gas reserves (assuming prices based on the forward strip in mid-June 2009) significantly exceed the $48 million.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and natural gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of crude oil and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and natural gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with the discounted amount included in our final estimated contract price on this project.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2009. These financial statements are the responsibility of the Company’s management.

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

July 24, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement, and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statement” in Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Such factors include, among others, the timing and extent of changes in the prices of crude oil and natural gas; changes in our backlog; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

In addition to the cautionary statements above, as we mentioned in our Annual Report on Form 10-K for the year ended December 31, 2008, the downturn in the industry that began in late 2008 brought on by the rapid decline in oil and gas prices continues to impact our ability to maintain the higher levels of performance of prior periods. Oil prices earlier this year were in the $40-$50 a barrel range, which has resulted in reduced cash flows and reduced capital budgets for oil and gas producers in 2009. The dollar value of projects, if available in the continuously shrinking marine fabrication market, is significantly below last year’s levels. Our production man-hour volumes are declining without any significant new project awards to replace our rapidly depleting backlog. More projects have been removed from the bidding process as oil and gas producing companies appear to be waiting for a potential increase in commodity prices. We have undertaken cost reduction measures as appropriate to meet these conditions. We also are pursuing other projects such as fabrication of modules, towboats, barges and other marine vessels. The offshore oil and gas industry will also require some maintenance on existing infrastructure from which we will benefit at some level through time-and-material basis agreements. We will continue to monitor revenue levels and will adjust costs as we deem necessary or prudent. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas, which at this time is difficult to predict.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008). We believe that of our significant accounting policies, revenue recognition involves a higher degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. However, due to the large dollar amount of backlog estimated for a few projects, a termination of any one of these projects could substantially decrease our backlog and could have a material adverse effect on our revenue, net income and cash flow. In addition, a customer may delay the execution of its project, as ATP has done in connection with the MinDOC II hull. Due to the large dollar amount of backlog estimated for a few projects, a postponement of any one of these projects could materially affect the timing of our revenue, net income and cash flow.

As of June 30, 2009, we had a revenue backlog of $159.2 million and a labor backlog of approximately 1.8 million man-hours remaining to work, which consist of work remaining at June 30, 2009 and commitments received through the second quarter earnings release issued July 23, 2009, compared to the revenue backlog of $209.8 million and a man-hour backlog of 2.3 million hours reported in our Form 10-K at December 31, 2008, both of which exclude the MinDOC II hull backlog of $147.7 million and 1.6 million man-hours and $150.4 million and 1.6 million man-hours, respectively. Although not formally cancelled, due to current economic conditions, it is not likely the MinDOC II project will return to active status in the near future.

Of our $159.2 million backlog at June 30, 2009, $27.4 million, or 17.2%, represented projects destined for deepwater locations compared to $50.4 million, or 24.0%, of projects destined for deepwater locations of the $209.8 million backlog at December 31, 2008. Included in the backlog are $1.2 million, or 0.7%, and $1.5 million, or 0.4%, at June 30, 2009 and December 31, 2008, respectively, related to projects destined for foreign locations.

From our $159.2 backlog at June 30, 2009, we expect to recognize revenues of approximately $113.2 million during the remainder of 2009. This amount does not include any change orders, scope growth or new contracts that may be awarded during the remainder of the year. The remaining $46.0 million of backlog is expected to be recognized in 2010 and thereafter.

Workforce

As of June 30, 2009, we had approximately 1,550 employees and approximately 20 contract employees, compared to approximately 1,850 employees and approximately 150 contract employees as of December 31, 2008.

Results of Operations

Our revenue for each of the three-month and six-month periods ended June 30, 2009 was $79.1 million, a decrease of 32.9% and $164.1 million, a decrease of 32.1% compared to $117.9 million and $241.7 million, respectively, in revenue for the three-month and six-month periods ended June 30, 2008.

The following factors contributed to the decrease in revenues for the three-month and six-month periods ended June 30, 2009:

•

Significant jobs have not been added to the backlog for several quarters. Without the start-up of any significant jobs, absolute dollar pass-through and billable man-hours continue to dwindle. This is the primary reason for the reduction of revenues for the three-month and six-month periods of 2009 compared to 2008.

•

Man-hours worked have decreased. The amount of man-hours worked was 791,000 and 1.6 million during the three-month and six-month periods ended June 30, 2009 compared to 1.0 million and 2.0 million man-hours for the comparative periods ended June 30, 2008.

At June 30, 2009, we recorded revenue totaling $1.4 million related to certain change orders on one project which has been approved as to scope but not price. Although we believe the collection of this change order is probable based on past experience, we are in the process of negotiating resolution of these change orders with the customer, and recovery of the revenue is dependent upon these negotiations. If we collect an amount different than the $1.4 million of revenue that has been recorded, that difference will be recognized as income or loss. We expect to resolve these matters in the third quarter of 2009. At December 31, 2008, we had $6.9 million of change orders related to re-measure issues primarily involving one customer. These issues have been settled and resulted in the recognition of an additional $400,000 of revenue.

For the three-month and six-month periods ended June 30, 2009, gross profit was $8.3 million (10.5% of revenue) and $20.1 million (12.2% of revenue), respectively, compared to $20.1 million (17.0% of revenue) and $43.3 million (17.9% of revenue), respectively, for the three-month and six-month periods ended June 30, 2008. Factors that contributed to the decrease in gross margin for the three-month and six-month periods ended June 30, 2009 include:

•

Generally, our revenue is recognized by using the percentage-of-completion method, computed by the efforts-expended method, which measures the percentage of labor hours incurred compared to the total estimated labor hours to complete a contract. During the three-month and six-month periods ended June 30, 2009, the amount of man-hours worked was 791,000 and 1.6 million compared to 1.0 million and 2.0 million man-hours for the comparative periods ended June 30, 2008. Consequently, the decrease in direct labor man-hours resulted in a decrease in gross margin.

•

Partiality contributing to the reduction in margins is related to the larger percentage of man-hours being worked on new build towboat construction. In the past, we used small deck and jacket fabrication as fill-in work to flatten the labor curves between awards of large topsides, jacket and hulls such as the MinDOC I project. The expansion of our marine operation was established to supplement the loss of the small deck and jacket fabrication as the infrastructure on the shelf becomes saturated. The current economic conditions (lower billable man-hours) and the learning curve on our new endeavors (new towboat fabrication) has resulted in lower margins than our typical topside and jacket fabrication margins.

•

We are required to undertake certain capital projects in connection with the fabrication process included in some contracts. Revenue is sometimes included in the contract price as consideration for the capital project. Since these capital projects provide future benefits to us, the cost to build these projects is capitalized, thus the revenue associated with the capital project directly increases the estimated profit on the contract. For the three-month period ended June 30, 2009, we did not have any amounts included in revenue from these projects compared to $2.6 million included in revenue from these projects for the three-month period ended June 30, 2008. For the six-month period ended June 30, 2009, revenue included $1.3 million from these projects, compared to $5.6 million for the three-month period ended June 30, 2008.

The Company’s general and administrative expenses were $2.0 million and $4.2 million for the three-month and six-month periods ended June 30, 2009. This compares to $2.6 million and $5.3 million for the three-month and six-month periods ended June 30, 2008. As a percentage of revenue, general and administrative expenses were 2.5% and 2.6% compared to 2.2% and 2.2 % of revenue for the three-month and six-month periods ended June 30, 2008. The absolute dollar reduction in general and administrative expenses for the three-month period and six-month periods ended June 30, 2009 compared to the comparative periods for June 30, 2008, was related to our efforts to control cost during the current economic conditions and industry downturn.

The Company had net interest expense of $18,000 for the three-month period ended June 30, 2009, compared to net interest income of $29,000 for the three-month period ended June 30, 2008. The Company had net interest expense of $15,000 for the six-month period ended June 30, 2009, compared to net interest income of $132,000 for the six-month period ended June 30, 2008. The reduction in interest income is related to the reduction in the interest rate earned on cash invested.

Our effective income tax rates for the three-month and six-month periods ended June 30, 2009 were 36.8% and 35.7%, respectively, compared to an effective tax rate of 32.3% and 33.5% for the comparable periods of 2008. The increases from the previous three and six-month periods are the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in state hiring tax credits available to us in 2009 and a slight increase in state taxes related to an increase in the state apportionment.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective June 2, 2009, we entered into the Eighth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2010 to December 31, 2011. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-forth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $23.7 million, which reduced the unused portion of the Revolver. Many of our customers, especially in larger fabrication projects, require us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of June 30, 2009, we were in compliance with these covenants.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP Oil and Gas (“ATP”) to oversee the fabrication of the MinDOC I hull and topsides. The amount currently owed to us on the project is $64.5 million. Based on current estimates, an additional $25.5 million is expected to be billed on the project through completion, which is expected to occur in late third or early fourth quarter 2009. Any additional changes in the scope of the project that will cause a change order to be issued in excess of the agreed upon $90 million must be approved by Bluewater and ATP. Such change orders will be paid in cash and will not be part of this payment agreement.

Bluewater will pay $42 million of the amount owed in seven equal installments of $6 million each, commencing on September 5, 2009 and continuing on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the Master Services Agreement between Bluewater and us.

Bluewater will pay $48 million of the remaining amount owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between ATP and Bluewater. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. It is projected that we will start receiving royalty payments from this overriding royalty interest in February 2010, and we anticipate the entire $48 million to be paid over a thirteen month period. The production volumes used in these projections were derived from petroleum engineering reserve reports. The prices for oil and gas were estimated based on the strip prices in effect in mid-June 2009.

We have no guarantees from Bluewater or ATP if the limited overriding royalty interest does not fund the remaining $48 million balance. However, based on our review of the engineering reports for the properties subject to our limited overriding royalty interest, the available oil and gas reserves (assuming prices based on the forward strip in mid-June 2009) significantly exceed the $48 million.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and natural gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of crude oil and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and natural gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with the discounted amount included in our final estimated contract price on this project.

At June 30, 2009, our cash and cash equivalents totaled $14.2 million. Working capital was $64.5 million at June 30, 2009. The ratio of current assets to current liabilities was 2.47 to 1 at June 30, 2009. Net cash provided by operating activities was $9.5 million for the six-months ended June 30, 2009, compared to $13.9 million provided by operating activities for the six-months ended June 30, 2008. The overall decrease in cash provided by operations for the period ended June 30, 2009, compared to the period ended June 30, 2008, is due to the following factors:

•

Reduced earnings resulting from the decrease in direct labor man-hours. Direct labor man-hours were 1.6 million during the six-month period ended June 30, 2009, as compared to 2.0 million during the six-month period ended June 30, 2008.

•

Reduced utilization of cash also resulting from the decrease in production volumes. As production volumes decrease, amounts expended for material and labor costs (accounts payable) as well as amounts billed to customers (contracts receivable) decrease. Without the collection of receivables such as the $64.5 million balance accumulated on the MinDOC I hull and topsides, an overall decrease in cash provided by operating activities is created.

Counteracting these decreases in cash provided by operating activities is the net decrease in costs and estimated earnings in excess of billings and billings in excess of cost and estimated earnings on uncompleted contracts. These decreases are the result of us working off the backlog without any significant new projects being added to the backlog and create an increase in cash provided by operating activities.

Net cash used in investing activities for the six-months ended June 30, 2009, was $7.5 million, which related to capital expenditures of $8.0 million for equipment and improvements to our production facilities and $500,000 of proceeds on the sale of equipment. Net cash used in financing activities for the six-month period ended June 30, 2009, was $1.6 million, consisting of cash used to pay dividends on common stock.

Capital expenditures for the remaining six months of 2009 are estimated to be approximately $8.8 million, which includes approximately $300,000 to complete phase II of the graving dock, $6.6 million to complete construction of a dry dock and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. The expenditures for the dry dock are to facilitate our expansion into additional marine construction areas such as towboats, barges and offshore supply vessels.

The agreed restructure of payments on the MinDOC I project has caused a significant reduction in cash available to us for payment of expenses, capital expenditures and for investment compared to if payments were made based on the original payment terms. An adverse change in the anticipated payment stream from Bluewater could cause an additional strain on our liquidity and other resources. However, management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2009.

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

There have been no material changes in the Company’s market risks during the three months ended June 30, 2009. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no changes during the fiscal quarter ended June 30, 2009, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current global recession and disruption in the domestic and global financial markets could have an adverse effect on our operating results and financial condition.

The widely reported domestic and global recession, the associated low levels of energy prices and the unprecedented levels of disruption and continuing relative illiquidity in the credit markets may, if continued for an extended period, have a material adverse effect on our business and operations, as any one or more of these factors could increase our vulnerability to additional adverse changes in economic and industry conditions and limit our flexibility to plan for, or react to, changes in our business and the markets in which we operate.

Additionally, it is unclear what impact the current market conditions may have on our customers’ businesses and operations. Our customers may demand better pricing terms and their ability to timely pay amounts owed to us may be affected by an increasingly weakened economy. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flows and may reduce the value of our stock.

The following risk factor included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, has been updated to include the paragraph below:

We are subject to the cyclical nature of the oil and gas industry.

Additionally, on July 15, 2009, we reached an agreement with Bluewater Industries, Inc., which has contracted with ATP Oil and Gas for the fabrication of the MinDOC I hull and topsides, to restructure the payment terms for the amounts remaining due on the project, $48 million of which amounts will be paid through a limited overriding royalty interest on the oil and gas wells being serviced by the MinDOC I hull and topsides. The revenue stream generated by this royalty interest is sensitive to changes in prices and in the amount of oil and gas produced and could be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Estimates of crude oil and natural gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and natural gas reserves.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	An annual meeting of the Company’s shareholders was held on April 23, 2009.

(b)	At the annual meeting, the shareholders elected Alden J. Laborde and Kerry J. Chauvin to serve as directors of the Company until the 2012 annual meeting of shareholders. The terms of office of directors Ken C. Tamblyn, John A. Wishart, Michael A. Flick, Gregory J. Cotter, John P. “Jack” Laborde and Christopher M. Harding continued after the annual meeting.

(c)	The following matters were voted upon at such meeting with the results indicated below:

(1) Election of the following nominees for directors.

Alden J. (“Doc”) Laborde

Number of Votes Cast For – 8,494,470

Number of Votes Cast Against or Withheld – 4,885,427

Number of Abstentions – None

Number of Broker Non-Votes – None

Kerry J. Chauvin

Number of Votes Cast For – 8,841,485

Number of Votes Cast Against or Withheld – 4,538,502

Number of Abstentions – None

Number of Broker Non-Votes – None

Item 6.	Exhibits

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009) February 28, 2008, incorporated by reference to the Company’s Form 10-Q filed on April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Eighth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009.

10.2*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Kerry J. Chauvin dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.3*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Kirk J. Meche dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.4*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Robin A. Seibert dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.5*	Form of Restricted Stock Agreement under the Long-Term Incentive Plan dated as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2009, announcing the scheduled time for the release of its 2009 second quarter earnings and its quarterly conference call.

*	Indicates management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: July 24, 2009

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009) February 28, 2008, incorporated by reference to the Company’s Form 10-Q filed on April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Eighth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009.

10.2*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Kerry J. Chauvin dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.3*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Kirk J. Meche dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.4*	Change of Control Agreement between Gulf Island Fabrication, Inc. and Robin A. Seibert dated effective as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

10.5*	Form of Restricted Stock Agreement under the Long-Term Incentive Plan dated as of June 17, 2009, incorporated by reference to the Company’s Form 8-K filed June 18, 2009.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

E-1

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2009, announcing the scheduled time for the release of its 2009 second quarter earnings and its quarterly conference call.

*	Indicates management contract or compensatory plan or agreement.

E-2