Form 10-Q
period 2009-09-30
GULF ISLAND FABRICATION INC
filed 2009-10-26
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of October 23, 2009 was 14,293,257.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,227	$13,839
Contracts receivable, net	95,102	97,014
Contract retainage	764	612
Costs and estimated earnings in excess of billings on uncompleted contracts	9,933	14,174
Prepaid expenses and other	2,021	2,661
Inventory	4,918	5,688
Deferred tax assets	1,586	2,392

Total current assets	122,551	136,380
Property, plant and equipment, net	202,492	204,695
Long-term contracts receivable, net	6,696	—
Other receivables	6,058	9,114
Other assets	700	701

Total assets	$338,497	$350,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,592	$18,065
Billings in excess of costs and estimated
earnings on uncompleted contracts	17,399	43,966
Accrued employee costs	6,625	5,960
Accrued expenses	2,911	5,049
Income taxes payable	2,689	1,900

Total current liabilities	46,216	74,940
Deferred income taxes	23,119	21,743

Total liabilities	69,335	96,683

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,293,257 and 14,293,033 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	9,755	9,707
Additional paid-in capital	90,148	89,713
Retained earnings	169,259	154,787

Total shareholders’ equity	269,162	254,207

Total liabilities and shareholders’ equity	$338,497	$350,890

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$76,631	$92,657	$240,763	$334,309
Cost of revenue	65,413	86,349	209,448	284,746

Gross profit	11,218	6,308	31,315	49,563
General and administrative expenses	2,051	2,070	6,247	7,339

Operating income	9,167	4,238	25,068	42,224

Other income (expense):
Interest expense	(23)	(18)	(58)	(31)
Interest income	81	42	101	187
Other	2	(42)	4	(97)

	60	(18)	47	59

Income before income taxes	9,227	4,220	25,115	42,283

Income taxes	3,241	1,384	8,916	14,135

Net income	$5,986	$2,836	$16,199	$28,148

Per share data:

Basic earnings per share—common shareholders	$0.41	$0.20	$1.12	$1.97

Diluted earnings per share—common shareholders	$0.41	$0.20	$1.12	$1.96

Weighted-average shares	14,293	14,278	14,293	14,249
Effect of dilutive securities: employee stock options	2	40	2	40

Adjusted weighted-average shares	14,295	14,318	14,295	14,289

Cash dividend declared per common share	$0.01	$0.10	$0.12	$0.30

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2009	14,293,033	$9,707	$89,713	$154,787	$254,207

Net income	—	—	—	16,199	16,199

Issuance of common stock restricted stock vesting	310	—	—	—	—

Cancellation of common stock restricted stock vesting	(86)	—	(1)	—	(1)

Compensation expense restricted stock	—	42	383	—	425

Compensation expense non-qualified stock options	—	6	53	—	59

Dividends on common stock	—	—	—	(1,727)	(1,727)

Balance at September 30, 2009	14,293,257	$9,755	$90,148	$169,259	$269,162

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income	$16,199	$28,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,764	13,045
Deferred income taxes	2,182	2,610
Compensation expense—stock compensation plans	484	473
Excess tax benefit from share-based payment arrangements	—	(579)
Changes in operating assets and liabilities:
Contracts receivable	(4,784)	(1,496)
Contract retainage	(152)	(358)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,241	(11,986)
Prepaid expenses and other assets	640	1,487
Other receivables	3,056	(7,593)
Inventory	770	1,408
Accounts payable	(1,473)	(544)
Billings in excess of costs and estimated earnings on uncompleted contracts	(26,567)	(22,297)
Accrued employee costs	664	1,160
Accrued expenses	(2,138)	1,709
Income taxes payable	789	(571)

Net cash provided by operating activities	7,675	4,616
Cash flows from investing activities:
Capital expenditures, net	(12,060)	(20,939)
Proceeds on the sale of equipment	500	—

Net cash used in investing activities	(11,560)	(20,939)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	962
Excess tax benefit from share-based payment arrangements	—	579
Payments of dividends on common stock	(1,727)	(4,299)

Net cash used in financing activities	(1,727)	(2,758)

Net change in cash and cash equivalents	(5,612)	(19,081)
Cash and cash equivalents at beginning of period	13,839	24,640

Cash and cash equivalents at end of period	$8,227	$5,559

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

NOTE 2—CONTINGENT LIABILITIES

In December 2004, we received notice from the Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. The Army Corp of Engineers is building a flood wall along the waterway where the facility is located. Once the Corp has completed its project we can resume sampling. We have not accrued any additional costs during 2009. At September 30, 2009, we included $400,000 in “Accrued expenses”, which includes the current remaining estimated cost to remediate the site as well as engineering fees and consulting costs.

At September 30, 2009, we have recorded $6.1 million in “Other receivables” related to two insurance claims that we have determined are recoverable costs under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amount of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to these claims in our income statement and will not record any gains until all applicable claims are settled.

Of these two insurance claims, one claim is for $200,000 and relates to damages and related costs incurred in connection with Hurricanes Gustav and Ike, which hit the Gulf Coast in 2008. The other claim is for $5.9 million and relates to damages and related costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. Our insurance provider has alleged that the amount recoverable for rental costs is limited to $450,000 in the aggregate, and has denied that it has any further obligation to pay us for damages and costs related to the crane accident. However, we, in consultation with outside legal counsel, believe it is probable all of our claims are fully recoverable under our insurance polices and we intend to vigorously pursue full reimbursement of those costs.

NOTE 3—NEW ACCOUNTING STANDARDS

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” standards (ASC 260-10-45-61A), which state that share-based payment awards with a right to receive non-forfeitable dividends are participating securities. These standards also provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. These standards are effective for fiscal years beginning after December 15, 2008. We adopted this pronouncement effective January 1, 2009 and also retroactively adjusted the presentation of basic and diluted earnings per share for common shareholders for the three and nine months ended September 30, 2008. Basic and diluted earnings per share for the three-month period ended September 30, 2009 and the nine-month periods ended September 30, 2009 and 2008 have been reduced by $0.01 per share as the result of adopting this standard. See Note 8 for further information.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855-10-25 to 50), which establish accounting principles for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. This standard is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We adopted this standard effective June 30, 2009, and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through October 23, 2009, the time of issuance of the consolidated financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), which establishes FASB Accounting Standards Codification (ASC) as the source of authoritative generally accepted accounting principles (GAAP) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accounting and financial reporting practices not included in the ASC or issued by the SEC are nonauthoritative and should only be considered when accounting principles for similar transactions or events are not within a source of authoritative GAAP. We adopted this pronouncement effective September 15, 2009 and have begun providing references to the ASC topics alongside the pre-ASC standards reference.

NOTE 4—LINE OF CREDIT AND NOTES PAYABLE

Effective June 2, 2009, we entered into the Eighth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2010 to December 31, 2011. The Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At September 30, 2009, no amounts were outstanding under the Revolver, but we had letters of credit outstanding totaling $21.1 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of September 30, 2009, we were in compliance with these covenants.

NOTE 5—PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended September 30, 2009 were 32.3% compared to 42.8% for the three-month period ended September 30, 2008. Pass-through costs, as a percentage of revenue, for the nine-month period ended September 30, 2009 were 36.4% compared to 40.4% for the nine-month period ended September 30, 2008.

NOTE 6—INCOME TAXES

Our effective income tax rates for the three-month and nine-month periods ended September 30, 2009 were 35.1% and 35.5%, respectively, compared to effective tax rates of 32.8% and 33.4%, respectively for the comparable periods of 2008. The increases from the previous three and nine-month periods are the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in state hiring tax credits available to us in 2009 and a slight increase in state taxes related to an increase in the state apportionment.

NOTE 7—BLUEWATER AGREEMENT

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP Oil and Gas (“ATP”) to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

the arrangement was $64.5 million. Based on then current estimates, an additional $25.5 million was expected to be billed on the project through completion, which is expected to occur in late October 2009. Any additional changes in the scope of the project that will cause a change order to be issued in excess of the agreed upon $90 million must be approved by Bluewater and ATP. Such change orders will be paid in cash and will not be part of this payment agreement.

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the Master Services Agreement between Bluewater and us. We have received $12 million in payments from Bluewater under this agreement.

Bluewater agreed to pay $48 million of the remaining amount owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between ATP and Bluewater. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. It is projected that we will start receiving royalty payments from this overriding royalty interest in February 2010, and we anticipate the entire $48 million to be paid over a thirteen month period. The production volumes used in these projections were derived from petroleum engineering reserve reports. The prices for oil and gas were estimated based on the strip prices in effect in mid-June 2009.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

NOTE 8—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Basic:
Numerator:
Net Income	$5,986	$2,836	$16,199	$28,148

Less: Net income attributable to participating securities (unvested restricted stock)	56	13	148	144

Net income attributable to common shareholders	$5,930	$2,823	$16,051	$28,004

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,293	14,278	14,293	14,249

Basic earnings per share—common shareholders	$0.41	$0.20	$1.12	$1.97

Diluted:
Numerator:
Net Income	$5,986	$2,836	$16,199	$28,148

Less: Net income attributable to participating securities (unvested restricted stock)	55	7	135	126

Net income attributable to common shareholders	$5,931	$2,829	$16,064	$28,022

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,293	14,278	14,293	14,249
Effect of dilutive securities:
Employee stock options	2	40	2	40

Denominator for dilutive earnings per share-weighted-average shares	14,295	14,318	14,295	14,289

Diluted earnings per share—common shareholders	$0.41	$0.20	$1.12	$1.96

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2009. These financial statements are the responsibility of the Company’s management.

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

October 23, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement, and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include, among others, the timing and extent of changes in the prices of crude oil and natural gas; changes in our backlog; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates. These risks, as well as others are described in Item 1A Risk Factors of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated and supplemented by Item 1A of Part 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

In addition to the cautionary statements above, as we mentioned in our Annual Report on Form 10-K for the year ended December 31, 2008, the downturn in the industry that began in late 2008 brought on by the rapid decline in oil and gas prices continues to impact our ability to maintain the higher levels of performance of prior periods. Oil prices earlier this year were in the $40-$50 a barrel range, which has resulted in reduced cash flows and reduced capital budgets for oil and gas producers in 2009. The dollar value of projects, if available in the continuously shrinking marine fabrication market, is significantly below last year’s levels. Our ability to maintain consistent revenue and gross profit levels, along with profit margins, depends partially on our ability to acquire projects with similar values and margins. Our production man-hour volumes are declining without any significant new project awards to replace our rapidly depleting backlog. More projects have been removed from the bidding process as oil and gas producing companies appear to be waiting for a potential increase in commodity prices. We have undertaken cost reduction measures as appropriate to meet these conditions. We also are pursuing other projects such as fabrication of modules, towboats, barges and other marine vessels. The offshore oil and gas industry will also require some maintenance on existing infrastructure from which we will benefit at some level through time-and-material basis agreements. We will continue to monitor revenue levels and will adjust costs as we deem necessary or prudent. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas, which at this time is difficult to predict.

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

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. A customer may also delay the execution of its project, as ATP has done in connection with the MinDOC II hull. Due to the large dollar amount of backlog estimated for a few projects, a termination or postponement of any one of these projects could substantially decrease our backlog and could have a material adverse effect on our revenue, net income and cash flow.

As of September 30, 2009, we had a revenue backlog of $136.1 million and a labor backlog of approximately 1.5 million man-hours remaining to work, which consists of work remaining at September 30, 2009 and commitments received through the third quarter earnings release issued October 23, 2009, compared to the revenue backlog of $209.8 million and a man-hour backlog of 2.3 million hours reported in our Form 10-K at December 31, 2008, both of which exclude the MinDOC II hull backlog of $147.7 million and 1.6 million man-hours and $150.4 million and 1.6 million man-hours, respectively. Although not formally cancelled, due to current economic conditions, it is not likely the MinDOC II project will return to active status in the near future.

Of our $136.1 million backlog at September 30, 2009, $27.7 million, or 20.4%, represented projects destined for deepwater locations compared to $50.4 million, or 24.0%, of projects destined for deepwater locations of the $209.8 million backlog at December 31, 2008. Included in the backlog is $600,000, or 0.4%, and $1.5 million, or 0.4%, at September 30, 2009 and December 31, 2008, respectively, related to projects destined for foreign locations.

From our $136.1 million backlog at September 30, 2009, we expect to recognize revenues of approximately $72.8 million during the remainder of 2009. This amount does not include any change orders, scope growth or new contracts that may be awarded during the remainder of the year. The remaining $63.3 million of backlog is expected to be recognized in 2010 and thereafter.

Workforce

As of September 30, 2009, we had approximately 1,560 employees and approximately 150 contract employees, compared to approximately 1,850 employees and approximately 150 contract employees as of December 31, 2008.

Results of Operations

Our revenue for each of the three-month and nine-month periods ended September 30, 2009 was $76.6 million and $240.8 million, respectively, compared to $92.7 million and $334.3 million, respectively, in revenue for the three-month and nine-month periods ended September 30, 2008. This represents a decrease of 17.4% and 28.0%, respectively.

The following factors contributed to the decrease in revenues for the three-month and nine-month periods ended September 30, 2009:

•	Significant jobs have not been added to the backlog for several quarters. Without the start-up of any significant jobs, absolute dollar pass-through costs and billable man-hours continue to decrease.

•

Man-hours worked has decreased. The amount of man-hours worked was 811,000 and 2.5 million during the three-month and nine-month periods ended September 30, 2009, compared to 931,000 and 2.9 million man-hours for the comparative periods ended September 30, 2008.

At September 30, 2009, we recorded revenue totaling $1.5 million related to certain change orders on one project which have been approved as to scope but not price. Although we believe the collection of this change order is probable based on past experience, we are in the process of negotiating resolution of these change orders with the customer, and recovery of the revenue is dependent upon these negotiations. If we collect an amount different than the $1.5 million of revenue that has been recorded, that difference will be recognized as income or loss as applicable. We expect to resolve these matters in the fourth quarter of 2009.

For the three-month and nine-month periods ended September 30, 2009, gross profit was $11.2 million (14.6% of revenue) and $31.3 million (13.0% of revenue), respectively, compared to $6.3 million (6.8% of revenue) and $49.6 million (14.8% of revenue), respectively, for the three-month and nine-month periods ended September 30, 2008. Factors that contributed to the increase in gross margin for the three-month period ended September 30, 2009 include:

•

We are required to undertake certain capital projects in connection with the fabrication process included in some contracts. Revenue is sometimes included in the contract price as consideration for the capital project. Since these capital projects provide future benefits to us, the cost to build these projects is capitalized, thus the revenue associated with the capital project directly increases the estimated profit on the contract. For the three-month period ended September 30, 2009, revenue included $605,000 from these projects compared to no revenue from these projects for the three-month period ended September 30, 2008.

•

During the quarter ended September 30, 2008, man-hours were lost due to down time related to the hurricanes that struck the Gulf Coast. In addition, we recorded a reserve for approximately $700,000 for insurance deductibles related to insurance claims caused by the hurricanes during that period. There were no similar costs during the quarter ended September 30, 2009.

•

During the quarter ended September 30, 2008, we incurred $2.9 million in labor and other costs in excess of revenues recognized necessary to complete and prepare for the load-out of two major projects.

•	Cost reduction measures, including a reduction in overhead labor costs, were undertaken since the quarter ended September 30, 2008 to meet the decline in current economic conditions.

Factors that contributed to the decrease in gross margin for the nine-month period ended September 30, 2009 include:

•

As discussed in the paragraphs above, revenue is sometimes included in the contract price as consideration for a capital project. For the nine-month period ended September 30, 2009, revenue included $1.9 million related to these projects compared to $5.3 million related to these projects for the nine-month period ended September 30, 2008.

•

Generally, our revenue is recognized by using the percentage-of-completion method, computed by the efforts-expended method, which measures the percentage of labor hours incurred compared to the total estimated labor hours to complete a contract. During the nine-month period ended September 30, 2009, the amount of man-hours worked was 2.5 million compared to 2.9 million man-hours for the comparative period ended September 30, 2008. Consequently, the decrease in direct labor man-hours resulted in a decrease in gross margin.

The Company’s general and administrative expenses were $2.1 million and $6.2 million for the three-month and nine-month periods ended September 30, 2009. This compares to $2.1 million and $7.3 million for the three-month and nine-month periods ended September 30, 2008. As a percentage of revenue, general and administrative expenses were 2.7% and 2.6%, compared to 2.2% and 2.2 % of revenue for the three-month and nine-month periods ended September 30, 2008. The absolute dollar reduction in general and administrative expenses for the nine-month period ended September 30, 2009 compared to the comparable period ended September 30, 2008, was related to our efforts to control cost during the current economic conditions and industry downturn.

The Company had net interest income of $58,000 for the three-month period ended September 30, 2009, compared to net interest income of $24,000 for the three-month period ended September 30, 2008. The Company had net interest income of $43,000 for the nine-month period ended September 30, 2009, compared to net interest income of $156,000 for the nine-month period ended September 30, 2008.

Our effective income tax rates for the three-month and nine-month periods ended September 30, 2009 were 35.1% and 35.5%, respectively, compared to effective tax rates of 32.8% and 33.4%, respectively, for the comparable periods of 2008. The increases from the previous three and nine-month periods are the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in state hiring tax credits available to us in 2009 and a slight increase in state taxes related to an increase in the state apportionment.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective June 2, 2009, we entered into the Eighth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2010 to December 31, 2011. The Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-forth of one percent per annum on the weighted-average unused portion of the Revolver.

At September 30, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $21.1 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of September 30, 2009, we were in compliance with these covenants.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP Oil and Gas (“ATP”) to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. Based on then current estimates, an additional $25.5 million was expected to be billed on the project through completion, which is expected to occur in late October 2009. Any additional changes in the scope of the project that will cause a change order to be issued in excess of the agreed upon $90 million must be approved by Bluewater and ATP. Such change orders will be paid in cash and will not be part of this payment agreement.

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the

Master Services Agreement between Bluewater and us. We have received $12 million in payments from Bluewater under this agreement.

Bluewater agreed to pay $48 million of the remaining amount owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between ATP and Bluewater. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. It is projected that we will start receiving royalty payments from this overriding royalty interest in February 2010, and we anticipate the entire $48 million to be paid over a thirteen month period. The production volumes used in these projections were derived from petroleum engineering reserve reports. The prices for oil and gas were estimated based on the strip prices in effect in mid-June 2009.

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

At September 30, 2009, our cash and cash equivalents totaled $8.2 million. Working capital was $76.3 million at September 30, 2009. The ratio of current assets to current liabilities was 2.65 to 1 at September 30, 2009. Net cash provided by operating activities was $7.7 million for the nine-months ended September 30, 2009, compared to $4.6 million for the nine-months ended September 30, 2008. The overall increase in cash provided by operations for the period ended September 30, 2009, compared to the period ended September 30, 2008, is due to the net decrease in costs and estimated earnings in excess of billings, which has a positive affect on cash flow from operations. This decrease is the result of us working off our backlog without adding any significant new projects. However, decreased operating activity generates less revenue and effectively less earnings, thus lessening the overall increase in cash provided by operating activities.

Net cash used in investing activities for the nine-months ended September 30, 2009, was $11.6 million, which related to capital expenditures of $12.1 million for equipment and improvements to our production facilities and $500,000 of proceeds on the sale of equipment. Net cash used in financing activities for the nine-month period ended September 30, 2009, was $1.7 million, consisting of cash used to pay dividends on shares of our common stock.

Capital expenditures for the remaining three months of 2009 are estimated to be approximately $6.7 million, which includes approximately $53,000 to complete phase II of the graving dock, $3.8 million to complete construction of a dry dock and the remainder for the purchase of machinery and equipment and additional yard and facility expansion improvements. The expenditures for the dry dock, to be located at our Louisiana facility, are to facilitate our expansion into additional marine construction areas such as towboats, barges and offshore supply vessels.

The agreed restructure of payments on the MinDOC I project discussed above, which extended the payment term on this project, has caused a significant reduction in cash available to us for payment of expenses, capital expenditures and for investment. An adverse change in the anticipated payment stream from Bluewater could cause an additional strain on our liquidity and other resources. However, management believes that our available funds, cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and working capital needs through the end of 2009.

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

There have been no material changes in the Company’s market risks from the information included in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no changes during the fiscal quarter ended September 30, 2009, in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the information included in Item 1A of Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as updated and supplemented by Item 1A of Part 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which is incorporated herein by reference.

Item 6.	Exhibits

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009), incorporated by reference to the Company’s Form 10-Q filed on April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 16, 2009, announcing the scheduled time for the release of its 2009 third quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/S/ ROBIN A. SEIBERT
Robin A. Seibert Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 23, 2009

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009), incorporated by reference to the Company’s Form 10-Q filed on April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 16, 2009, announcing the scheduled time for the release of its 2009 third quarter earnings and its quarterly conference call.

E-1