Form 10-K
period 2009-12-31
GULF ISLAND FABRICATION INC
filed 2010-03-08
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shortest time that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2009 was approximately $218,054,419.

The number of shares of the registrant’s common stock, no par value per share, outstanding March 4, 2010 was 14,315,067.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2010 Annual Meeting of Shareholders to be held April 22, 2010 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

General

We are a leading fabricator of offshore drilling and production platforms, hull and deck sections of floating production platforms and other specialized structures used in the development and production of offshore crude oil and natural gas (“oil and gas”) reserves. The company was founded in 1985 by a group of investors, including Alden J. “Doc” Laborde and Huey J. Wilson, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators, L.P. (“Gulf Marine”) located on 372 acres in San Patricio and Nueces Counties, Texas.

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”), Gulf Island Marine Fabricators, L.L.C. (Gulf Island Marine), Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”) (specializing in the fabrication of living quarters for offshore platforms), and Gulf Marine.

Other Developments

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

In late 2007, we decided to expand our operations in the marine construction area to reduce the fluctuations in work volume caused by the decrease in the fabrication of shallow water structures. The decline in the fabrication of shallow water structures is primarily related to the fact that the infrastructure for shallow water is fairly developed and as existing oil and gas production decreases it creates capacity to handle new oil and gas production without having to fabricate new structures. In 2007, we hired several manager level employees with many years of shipyard experience to manage the day to day operation of our marine construction projects. During 2008, we received contracts to fabricate nine brown water towboats, of which three of the boats have been delivered to our customers. In August 2008, we formed a limited liability company, Gulf Island Marine, to develop our marine construction operations. In late 2009, at a cost of $15 million we placed into service a 9,000 ton Dry Dock to supplement our marine construction operations in Houma. The Dry Dock is 240 feet long by 160 feet wide, and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 feet high walls above the bottom. The Dry Dock is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

In October 2008, we formed a limited liability company called Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”) to increase the marketing efforts of our existing steel sales business. Our steel sales company operates a three acre facility adjacent to Gulf Island’s main yard with a product line that includes plates and other products that utilize Gulf Island’s capability to process the steel by cutting, shaping, forming and painting.

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

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOC’s), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration, load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. We are capable of fabricating multiple processing modules to be installed in petro-chemical plants. We now provide our customers with the greatest amount of fabrication facilities on the Gulf of Mexico. Our marine division can fabricate towboats, barges, lift boats and mid-body sections for offshore supply vessels. Our Dry Dock has the capacity to lift 9,000 tons and is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

We use the latest welding and fabrication technology available, and all of our products are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, American Society of Mechanical Engineers, American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. See “Safety and Quality Assurance.”

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

Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, oil and gas separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and management believes that currently there are no decks installed anywhere in the world that could not have been constructed at our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect our share of the market for deck construction.

Gulf Island’s subsidiaries have delivered the first deepwater dry tree drilling and production platform built in the United States. The MinDOC hull weighs approximately 19,000 short tons. The hull has three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections. A vertical inner tube runs the full length of each leg and houses a variety of equipment used for ballast as well as instruments collecting data for stability. The

MinDOC hull has a similar look to a Semisubmersible but has characteristics of a SPAR hull. It has superior stability and a higher load capacity over Semisubmersibles and SPARs. Its risers are tensioned by a hydraulic riser system rather than air cans or buoyancy cans used on SPARs. The platform is held in place by a 12 point mooring system, four mooring lines per column.

The deck sections that sit on top of the hull can be configured in a traditional rectangular shape or in a T-type configuration. The T-Type configuration is the method that was chosen for the MinDOC Hull Project. Two deck sections were fabricated by Gulf Island LLC with a combined weight of approximately 6,000 short tons.

The overall length and diameter of the columns is dictated by the amount of topsides payload the customer desires. The hull has a 40 year design life and meets the latest MMS requirements for extreme weather conditions including hurricane force conditions.

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

Gulf Island’s west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, of which 2,350 feet is steel bulkhead. Our newly formed marine company when fully operational will be located in the west yard and the Dry Dock will primarily operate in the west yard slip. The marine company also utilizes a covered lean to area, connected to the panel line building, that is approximately 24,600 square feet.

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

Gulf Marine’s south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with the heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels. In addition, the graving dock measures 600 feet long by 250 feet wide and 40 feet deep. It has a reinforced concrete slab floor, sheet pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, has a removable sheet piled wall supported by steel struts. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor. The graving dock was constructed to facilitate the fabrication and assembly of certain components of the MinDOC hull. Although the graving dock was constructed to facilitate the MinDOC hull, it can used for fabricating any floating structure that will fit within its perimeters and can also be used for ship and floating rig repair.

During 2009, Gulf Marine began construction of a gate for the graving dock to be completed in June 2010. The graving dock gate is a steel barge like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240’ long x 35’ wide x 40’ deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock will require pumps, the gate will be equipped with piping to allow the gate to be flooded without the use pumps. The removal and installation of the gate will be a much shorter duration than the previous process involving sheet pile removal and installation. Removal of the gate will be accomplished within a day and installation and de-ballasting is estimated to take 3-4 days, whereas installation and removal of sheet piles would take well over a month and require replacing sheet piles quite often. This process improvement will enable the dry-docking of vessels for repairs on a relatively quick turnaround and open up new markets for the Gulf Marine Fabrication facility.

Gulf Marine’s north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet that house the administrative staff, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, MinDOC, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

We own all of the foregoing properties.

Equipment. Gulf Island’s main yard houses its Model 34 and Model 25 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines, Gulf Island can double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island’s yards. Gulf Island may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island owns six rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island performs routine repairs and maintenance on all of its equipment.

Gulf Island’s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island to participate as subcontractor on projects awarded to other contractors. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate 24 hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.

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

Dolphin Services owns three spud barges for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns three Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each.

Gulf Marine’s SLD is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410-foot booms are 100 feet apart and provide a lifting height of 317 feet from the water. The unit is powered electro-hydraulically with each drum winch driven independently by two hydraulic motors. The lifting rate utilizing the double drum winch is 1.25 feet per minute and utilizing a single drum winch is 2.5 feet per minute. Gulf Marine also owns 12 crawler cranes, which range in tonnage capacity from 230 to 600 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. Gulf Marine owns six rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) similar to those in our Houma facility.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. The global credit crisis of late 2008 and 2009 that weakened demand and pricing began to reverse itself in late 2009. During the last several months demand for minerals and metals, including steel, has increased in China and in the slowly recovering economies in the United States and Europe. What was a standard delivery of 4-6 weeks for steel in 2009 is now 10-14 weeks for heat treated material. Steel prices have increased 10% to 30% from the 4th quarter of 2009 to now, with prices expected to continue to rise during 2010. We often negotiate escalation clauses in our contract terms to increase the contract price proportionally with the increase of cost of materials purchased during the life of the contract.

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

We fabricate to the standards and regulations of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, American Bureau of Shipping, United States Coast Guard and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, which process is performed by an independent contractor.

The quality management systems of Gulf Island, Dolphin Services, Southport and Gulf Marine are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform sub-contract work for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 74% of our revenue. Our international sales fluctuate from year-to-year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 1% and 25% of revenue during each of the last five years, and accounted for 1%, 20% and 24% of revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.), 54% of revenue in 2008 (37% for Bluewater Industries, Inc. and 17% for Daewoo Shipbuilding and Marine Engineering, Ltd.), and 70% of revenue in 2007 (28% for Bluewater Industries, Inc., 23% for Daewoo Shipbuilding and Marine Engineering, Ltd., and 19% for Chevron Corporation). In addition, at December 31, 2009, 95% of our backlog, which consists of work remaining at December 31, 2009 and commitments received through February 25, 2010, was attributable to 20 projects involving 13 customers. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to project construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

Most of our projects are awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s President and our President. As an incentive to control costs, each of Gulf Island, Gulf Island Marine, Dolphin Services and Gulf Marine give bonuses to its employees totaling 5% to 6% of their separate company income before taxes depending on job position.

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

	2009				2008					2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.		4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	27%	25%	25%	23%	29%	28%	22%	a	21%	23%	29%	26%	21%
Gross profit	30%	21%	28%	21%	44%	39%	12%	a	5%	15%	25%	31%	29%
Net income	30%	19%	29%	22%	46%	41%	10%	a	3%	14%	25%	32%	28%
Direct labor hours (in 000’s)	857	791	811	697	967	1,019	931	a	903	878	901	887	916

a.	We experienced approximately 3 weeks of downtime at our Houma facilities and 5 days of downtime at our Texas facilities as a result of the hurricanes that struck the Gulf Coast during the third quarter of 2008.

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

We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2008 fabricators will enable us to continue to compete effectively for projects destined for international waters. We recognize, however, that foreign governments often use subsidies and incentives to create jobs where oil and gas production is being developed. In addition, the increased transportation costs that are incurred when exporting structures from the U.S. to foreign locations may hinder our ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international waters, as well as those designed for use in the Gulf of Mexico.

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

As of December 31, 2009, we had a revenue backlog of $136.8 million and a labor backlog of approximately 1.5 million man-hours remaining to work, which consists of work remaining at December 31, 2009 and commitments received through February 25, 2010, compared to the revenue backlog of $209.8 million and a labor backlog of 2.3 million man-hours reported in our Form 10-K at December 31, 2008.

Our backlog at December 31, 2008, was adjusted to reflect the removal of $150.4 million and 1.6 million man-hours associated with the MinDOC II project in which the customer had announced has been postponed indefinitely.

Of the backlog at December 31, 2009, $19.9 million, or 14.5%, represented projects destined for deepwater locations compared to $50.4 million, or 24.0%, of projects destined for deepwater locations included in the December 31, 2008 backlog.

Of the backlog at December 31, 2009, we expect to recognize revenues of approximately $109.0 million (79.7%) during calendar year 2010 and $27.8 million during calendar year 2011.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in annual expenditures between $450,000 to $750,000. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms and activities performed on the spud barges owned by us, which are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against us for, among other things, personal injury, death, property damage, pollution and loss of business.

In addition, our operations are subject to extensive government regulation by the United States Coast Guard, as well as various private industry organizations such as the American Petroleum Institute, American Society of Mechanical Engineers, American Welding Society and the American Bureau of Shipping.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects, general liability insurance and maritime employer’s liability insurance which are also subject to deductibles and coverage limitations. The Company and our subsidiaries, Gulf Island, Dolphin Services and Gulf Island Marine are self-insured for workers’ compensation and U.S. longshoreman and harbor workers’ except for losses in excess of $300,000 per occurrence. Gulf Marine and Gulf Island Resources’ workers’ compensation and U.S. longshoreman and harbor workers’ coverage is similar to that of Gulf Island, Dolphin Services and Gulf Island Marine, except that the coverage is subject to a $300,000 per occurrence deductible. Dolphin Steel Sales’ workers’ compensation and U.S. longshoreman and harbor workers’ coverage is similar to Gulf Marine and Gulf Island Resources except that the coverage is subject to no retention per occurrence. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2009 and 2008, we had approximately 1,400 and 1,825 employees. Additionally, we will use contract labor when required to meet customer demand. During 2009, we began to reduce our headcount. These efforts have continued through early 2010, and, as of March 4, 2010, we had approximately 1,375 employees. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, or both. If either of these occurred in the near-term the profits expected from work in progress could be reduced or eliminated and in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. In an effort to maintain our current workforce, we have enhanced several incentive programs and expanded our training facility to train our employees on productivity and safety matters.

Current global economic conditions and the steep decline in oil and gas prices have caused companies to remove projects from the bidding process or reduce the dollar value of projects. The current reduction in available work in the market and declines in profit from work that is available could cause us to undertake additional cost reduction measures, including further reduction in our workforce.

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

Our business depends primarily on the level of activity by oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by, among other things:

•	oil and gas prices and industry perceptions of future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	local, federal and international political and economic conditions; and

•	uncertainty regarding the United States energy policy, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact the industry.

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

Our backlog is subject to change.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project. Due to the large dollar amount of backlog estimated for a few projects, a termination or postponement of any one of these projects could materially affect the timing of our revenue, net income and cash flow if the project is large.

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

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.), 54% of revenue in 2008 (37% for Bluewater Industries, Inc. and 17% for Daewoo Shipbuilding and Marine Engineering, Ltd.), and 70% of revenue in 2007 (28% for Bluewater Industries, Inc., 23% for Daewoo Shipbuilding and Marine Engineering, Ltd., and 19% for Chevron Corporation). The loss of a significant customer for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

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

We have no guarantee that our limited overriding royalty interest will be sufficient to fund the remaining balance owed to us on the MinDOC project.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC project. In connection with this restructure, Bluewater agreed to pay us $48 million of the $90 million agreed upon contract amount owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. Originally, we projected that we will start receiving royalty payments from this limited overriding royalty interest in February 2010, and we anticipated the entire $48 million to be paid over a thirteen-month period based on our review of petroleum engineering reserve reports applying strip prices in effect in mid-June 2009. Based on a delay in the project’s first production, we now project that we will start receiving royalty payments in mid-year 2010 over a fourteen-month period. This latest projected payment schedule may be subject to adjustment as a result of changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees from Bluewater or ATP Oil and Gas Corporation (“ATP”) if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

We may not collect all or part of $5.9 million currently receivable from our insurance provider in connection with a crane accident.

At December 31, 2009, we have recorded $5.9 million receivable on an insurance claim that we have determined is recoverable costs under our various insurance policies. This claim relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. The $5.9 million represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired.

Our insurance provider has alleged that the amount recoverable for rental costs is limited to $450,000 in the aggregate, and has requested declatory judgement to deny that it has any further obligation to pay us for rental costs related to the crane accident. However, we have filed a counterclaim asserting breach of contract and are pursuing full reimbursement of those costs.

We, in consultation with outside legal counsel, believe it is probable that all of our claim is fully recoverable under our insurance policies. However, we may collect less than the $5.9 million receivable based on the ultimate judgement in the case, which would result in a charge against earnings.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. See footnote 7 to the consolidated financial statements for additional information concerning our outstanding proceedings. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 4, 2010. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	62	Chairman of the Board and Chief Executive Officer
Kirk J. Meche	47	President and Chief Operating Officer
Robin A. Seibert	53	Vice President—Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer
William G. Blanchard	51	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Francis A. Smith, Jr	60	President and Chief Executive Officer of Gulf Marine Fabricators (fabrication subsidiary)

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

Francis A. Smith, Jr. became President and Chief Executive Officer of Gulf Marine Fabricators in March 2009. From July 2004 to March 2009, Mr. Smith was an Independent Consultant. From 1973 to 2004, Mr. Smith held positions in various capacities with J. Ray McDermott and McDermott, Inc. including Vice-President and General Manager, Fabrication Division, except from 1991 to 1994 when he held the position of Vice President, Fabrication for OPI.

Item 4. Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 4, 2010, we had approximately 3,500 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2009
First Quarter	$16.90	$4.92	$.10
Second Quarter	17.45	7.61	.01
Third Quarter	20.65	13.00	.01
Fourth Quarter	22.90	17.31	.01

Fiscal Year 2008
First Quarter	$33.09	$24.88	$.10
Second Quarter	52.59	28.74	.10
Third Quarter	49.85	30.51	.10
Fourth Quarter	34.55	10.03	.10

In each quarter of 2008, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.7 million. Our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding for the first quarter of 2009. For the remaining quarters of 2009, our Board of Directors reduced the quarterly dividend to $0.01 per share in order to preserve cash, further strengthen our balance sheet and enhance our financial flexibility. Our dividends for 2009 totalled $1.9 million. On February 26, 2010, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 29, 2010 to shareholders of record on March 15, 2010. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2009.

				Current Program
Period	Total Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased Under Publicly Announced Plans And Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans and Programs
October 1 to 31, 2009	—		—	—	—
November 1 to 30, 2009	—		—	—	—
December 1 to 31, 2009	2,795	[a]	$21.82	—	—

Total	2,795	[a]	$21.82	—	—

a.	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations on restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2005 to December 31, 2009, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2005 at closing prices on December 31, 2004 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec05	Dec06	Dec07	Dec08	Dec09
Gulf Island Fabrication, Inc.		12.78	53.52	-12.97	-53.86	48.02
S&P 500 Index		4.91	15.79	5.49	-37.00	26.46
S&P 500 Oil & Gas Equipment & Services		48.57	15.54	47.90	-59.18	59.79

	Base Period Jan. 1, 05	INDEXED RETURNS Years Ending
Company / Index		Dec05	Dec06	Dec07	Dec08	Dec09
Gulf Island Fabrication, Inc.	100	112.78	173.13	150.68	69.82	102.90
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Oil & Gas Equipment & Services	100	148.57	171.65	253.86	103.64	165.61

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2009 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2009	2008	2007	2006 (1)	2005
	(in thousands, except per share data)
Income Statement Data:
Revenue	$311,529	$420,507	$472,739	$312,181	$188,545
Cost of revenue	272,064	368,211	415,901	273,768	164,548

Gross profit	39,465	52,296	56,838	38,413	23,997
General and administrative expenses	8,257	9,451	10,359	9,137	5,681

Operating income	31,208	42,845	46,479	29,276	18,316
Net interest income	986	172	384	(114)	1,340
Other, net income (expense)	(55)	(97)	(10)	1,261	(460)

Income before income taxes	32,139	42,920	46,853	30,423	19,196
Income taxes	11,335	13,898	15,686	9,098	6,209

Net income	$20,804	$29,022	$31,167	$21,325	$12,987

Income Summary Data:
Basic earnings per share—common shareholders	$1.44	$2.03	$2.19	$1.54	$1.06

Diluted earnings per share—common shareholders	$1.44	$2.02	$2.17	$1.53	$1.05

Basic weighted-average common shares	14,294	14,258	14,161	13,812	12,242

Adjusted weighted-average common shares	14,295	14,292	14,260	13,876	12,343

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$80,501	$63,060	$57,384	$54,551	$87,141
Property, plant and equipment, net	200,459	204,695	188,766	155,440	59,744
Total assets	333,430	349,270	325,213	251,448	163,806
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (2)	3,156	3,820	3,582	3,315	2,257
Backlog as of December 31, (3)
Direct labor hours	1,495	2,321	3,682	4,028	1,436
Dollars	$136,766	$209,823	$330,445	$429,080	$114,610

(1)	Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio and Nueces Counties, Texas.
(2)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(3)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects for which a customer has authorized us to begin work or purchase materials. The backlog as of each year end includes commitments received following December 31st, as described in Item 1.

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

We believe the downturn in the oil and gas industry that began in late 2008 brought on by the rapid decline in oil and gas prices has adversely impacted and may continue to adversely impact our business. In July of 2008, the price of oil exceeded $140 a barrel, but fell below $40 a barrel in early 2009. As a result, oil and gas producers have had substantial reductions in their cash flows, thus causing most to slash their capital budgets for 2009 and 2010. The dollar value of projects, if available in the market, is significantly below pre-2009 levels and our backlog is similarly eroded. Other projects have been removed from the bidding process as these companies wait for potential increases in commodity prices. Competition for available projects has become intense and future short-term margins have and will likely diminish. Cost reduction measures have been and continue to be undertaken as appropriate to meet these conditions. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas, which at this time is difficult to predict. At some point however, we expect that oil and gas prices will recover as commodity supplies are reduced and our customers are forced to replace them.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchased materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion for such projects is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer in that case is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. However, due to the large dollar amounts of backlog estimated for certain projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow.

As of December 31, 2009, we had a revenue backlog of $136.8 million and a labor backlog of approximately 1.5 million man-hours remaining to work, which consists of work remaining at December 31, 2009 and commitments received through February 25, 2010, compared to the revenue backlog of $209.8 million and a labor backlog of 2.3 million man-hours reported in our Form 10-K at December 31, 2008.

Our backlog at December 31, 2008, was adjusted to reflect the removal of $150.4 million and 1.6 million man-hours associated with the MinDOC II project in which the customer had announced has been postponed indefinitely.

Of the backlog at December 31, 2009, $19.9 million, or 14.5%, represented projects destined for deepwater locations compared to $50.4 million, or 24.0%, of projects destined for deepwater locations included in the December 31, 2008 backlog.

Of the backlog at December 31, 2009, we expect to recognize revenues of approximately $109.0 million (79.7%) during calendar year 2010 and $27.8 million during calendar year 2011.

Workforce

During 2009, our workforce ranged from approximately 1,400 to 1,825. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2009, our use of contract labor ranged from approximately 20 to 150 contract laborers.

Current global economic conditions and a steep decline in oil prices have caused companies to remove projects from the bidding process or reduce the dollar value of projects. As a result, we began to reduce our headcount in 2009. These efforts have continued through early 2010, and, as of March 4, 2010, we had approximately 1,375 employees.

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2009, we recorded revenue totaling $468,000 related to certain change orders, which have been approved as to scope but not price.

Results of Operations

Comparison of the Years Ended December 31, 2009 and 2008

For the twelve month period ended December 31, 2009, our revenue was $311.5 million, a decrease of 25.9%, compared to $420.5 million in revenue for the twelve month period ended December 31, 2008. The following factors contributed to the decrease in revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008:

•	Significant jobs have not been added to the backlog for several quarters.

•

Pass through cost decreased 4.6% from 41.2% of revenue for the twelve month period ended December 31, 2009 to 36.6% for the twelve month period ended December 31, 2009, see footnote 13 to the consolidated financial statements.

•

The amount of man-hours worked decreased from 3.8 million for the twelve-month period ended December 31, 2008 to 3.2 million during the twelve-month period ended December 31, 2009, representing a decrease of 15.8%.

At December 31, 2009, we recorded revenue totaling $468,000 related to certain change orders on one project which have been approved as to scope but not price. Although we believe the collection of this change order is probable based on past experience, we are in the process of negotiating resolution of these change orders with the customer, and recovery of the revenue is dependent upon these negotiations. If we collect an amount different than the $468,000 of revenue that has been recorded, that difference will be recognized as income or loss as applicable. We expect to resolve these matters in the first quarter of 2010.

For the twelve month periods ended December 31, 2009 and 2008, gross profit was $39.5 million (12.7% of revenue) for 2009 and $52.3 million (12.4% of revenue) for 2008.

Factors contributing to the increase in gross margin percentage for the twelve months ended December 31, 2009:

•

Activity levels in 2009 allowed us to decrease our reliance on contract labor used to supplement our labor force necessary to complete the major projects in progress. Generally, contract labor employees perform less efficiently than company employees, which is normally due to the amount of training, work experience and turnover. During 2009, our weighted-average number of contract employees was 70 employees compared to 294 contract employees for 2008, a reduction of 76.2%. During the twelve months ended December 31, 2009, contract labor represented 7.6% of billable man-hours, compared to 19.0% for the twelve months ended December 31, 2008. Currently, the total number of contract employees in all facilities is 53.

•	Cost reduction measures, including a reduction in overhead labor costs, were undertaken since the fourth quarter of 2008 to meet the decline in economic conditions we experienced during 2009.

Our general and administrative expenses were $8.3 million for the twelve month period ended December 31, 2009. This compares to $9.5 million for the twelve-month period ended December 31, 2008. As a percentage of revenue, general and administrative expenses were 2.7% of revenue compared to 2.2% of revenue for the twelve month periods ended December 31, 2009 and 2008.

The reduction in general and administrative expenses for the twelve-month period ended December 31, 2009 compared to December 31, 2008 was primarily due to a reduction in the number of personnel and related cost (salaries, wages and benefit related costs). Also contributing to the reduction of general and administrative costs was a reduction in professional service fees.

We had net interest income of $986,000 for the twelve month period ended December 31, 2009, compared to net interest income of $172,000 for the twelve month period ended December 31, 2008. The increase in interest income is primarily related to the amortization of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull, see footnote 3 to the consolidated financial statements.

Our effective income tax rate was 35.3% for the twelve month period ended December 31, 2009, compared to 32.4% for the twelve month period ended December 31, 2008. The increase from the previous twelve-month period is the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in the Federal Work Opportunity Tax Credit (WOTC) available to us in 2009 and a slight increase in state taxes related to an increase in the state taxable income apportionment.

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

At December 31, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $21.0 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of December 31, 2009, we were in compliance with these covenants.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. An additional $25.5 million was billed on the project under this arrangement through completion, which occurred in stages during the 4th quarter of 2009. Additional changes in the scope of the project in excess of the agreed upon $90 million were approved by Bluewater and ATP through change orders. Such change orders will be paid in cash and will not be part of this payment agreement.

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the Master Services Agreement between Bluewater and us. We have received $36 million in payments from Bluewater through March 4, 2010, representing 100% of the amounts owed to us as of such date.

Bluewater agreed to pay the remaining $48 million owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. Originally, we projected that we will start receiving royalty payments from this limited overriding royalty interest in February 2010, and we anticipated the entire $48 million to be paid over a thirteen-month period based on our review of petroleum engineering reserve reports applying strip prices in effect in mid-June 2009. Based on a delay in the project’s first production, we now project that we will start receiving royalty payments in mid-year 2010 over a fourteen-month period. Strip prices for oil and gas as of March 4, 2010 are in excess of the mid-June 2009 prices used to previously estimate the repayment period.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees from Bluewater or ATP if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of crude oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project.

At December 31, 2009, our cash and cash equivalents totaled $8.8 million. Working capital was $80.5 million at December 31, 2009. The ratio of current assets to current liabilities was 3.39 to 1 at December 31, 2009. Net cash provided by operating activities was $11.0 million for the year ended December 31, 2009, compared to $26.9 million for the year ended December 31, 2008. The overall decrease in cash provided by operations for the period ended December 31, 2009, compared to the period ended December 31, 2008 is mainly due to the decreased operating activity in 2009 which generated less revenue. An increase in net costs and estimated earnings in excess of billings of $9.6 million relating to one customer’s contract also contributed to the decrease in cash provided by operating activities. We have billed and collected $4.3 million of this amount through March 4, 2010. We expect to bill and collect the remainder of this balance in the second quarter of 2010.

Net cash used in investing activities for the year ended December 31, 2009, was $14.3 million, which related to capital expenditures of $15.3 million for equipment and improvements to our production facilities and $1.0 million of proceeds on the sale of equipment. Included in capital expenditures for 2009 was $1.3 million related to the remaining phase II cost to complete the graving dock at our Gulf Marine facilities and $1.2 million representing approximately one-fifth of the cost of constructing a gate for the graving dock. The graving dock gate will be completed in June 2010. Also included in capital expenditures for 2009 were $1.3 million to complete the panel line system and $7.8 million on the Dry Dock (as described in “Items 1 and 2. Business and Property”).

Our Board of Directors approved a capital budget of approximately $18.9 million for 2010, which includes the purchase of equipment and additional yard and facility infrastructure improvements. The capital expenditure budget has been reduced in 2010 compared to the 2008 because of current global economic conditions in the industry. Capital projects could further be reduced if available work in the market declines further. Included in the 2010 capital expenditure budget is $4.5 million for the completion of the graving dock gate located in our Gulf Marine facilities. The gate will allow us to open and close the entrance of the graving dock within a few days opposed to a few weeks which it currently takes to pull and drive sheet piles each time the graving dock is used. We believe the new gate will improve our efficiency and enhance services to our customers through a shorter dock turn-around. Also included is $7.0 million for a fab shop and warehouse in the west yard of our Gulf Island facilities to further expand our marine construction and repair activities. We believe these facilities will allow Gulf Island Marine to become fully operational and improve its operations by becoming more centralized and efficient.

Net cash used in financing activities for the year ended December 31, 2009, was $1.8 million, relating to cash used to pay dividends on shares of our common stock.

The agreed restructure of payments on the MinDOC I project discussed above, which extended the payment term on this project, has caused a significant reduction in cash available to us. An adverse change in the anticipated payment stream from Bluewater could cause an additional strain on our liquidity and other resources. Also, job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. However, we believe that during the next 12 months our cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund our capital expenditures and meet our working capital needs.

We may expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us.

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2009, (in thousands).

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment—material and services (1)	$1,650	$1,650	—	—	—

	$1,650	$1,650	$—	$—	$—

(1)	“Purchase commitment—material and services” is a commitment related to purchase order agreements.

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

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-19 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 33.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 4, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 4, 2010

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by this item may be found preceding Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	106,800		$18.77	106,239
Equity compensation plans not approved by security holders	0			0

Total	106,800	(1)		106,239	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2009, these shares would represent .74% of our then total outstanding shares.

(2)	As of December 31, 2009, there were 101,560 shares remaining available for issuance under the 2002 Long-Term Incentive Plan, and 4,679 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

dry tree system:	A system in which a platform’s well control valves and apparatus (“christmas trees”) and risers are installed and operated above water.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (MinDOC, TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

graving dock:	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2008:	International Standards of Operations 9001-2008—Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

G-1

MinDOC:	Minimum Deepwater Operating Concept. Floating production platform designed for stability and dynamic response to waves consisting of three vertical columns arranged in a trangular shape connected to upper and lower pontoon sections.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 4, 2010

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,751	$13,839
Contract receivables, net	76,555	97,014
Contract retainage	875	612
Costs and estimated earnings in excess of billings on uncompleted contracts	19,228	14,174
Prepaid expenses and other	2,983	2,661
Inventory	4,224	5,688
Deferred tax assets	1,513	2,392

Total current assets	114,129	136,380
Property, plant and equipment, net	200,459	204,695
Long-term contracts receivable, net	12,313	—
Other receivables	5,854	7,494
Other assets	675	701

Total assets	$333,430	$349,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,518	$17,065
Billings in excess of costs and estimated earnings on uncompleted contracts	10,190	43,966
Accrued employee costs	4,737	5,960
Accrued expenses	2,059	4,429
Income taxes payable	124	1,900

Total current liabilities	33,628	73,320
Deferred tax liabilities	26,001	21,743

Total liabilities	59,629	95,063
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,307,878 and 14,293,033 shares issued and outstanding at December 31, 2009 and December 31, 2008	9,770	9,707
Additional paid-in capital	90,311	89,713
Retained earnings	173,720	154,787

Total shareholders’ equity	273,801	254,207

Total liabilities and shareholders’ equity	$333,430	$349,270

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenue	$311,529	$420,507	$472,739
Cost of revenue	272,064	368,211	415,901

Gross profit	39,465	52,296	56,838
General and administrative expenses	8,257	9,451	10,359

Operating income	31,208	42,845	46,479
Other income (expense):
Interest expense	(77)	(41)	(50)
Interest income	1,063	213	434
Other, net	(55)	(97)	(10)

	931	75	374

Income before income taxes	32,139	42,920	46,853
Income taxes	11,335	13,898	15,686

Net income	$20,804	$29,022	$31,167

Earnings per share data:
Basic earnings per share—common shareholders	$1.44	$2.03	$2.19

Diluted earnings per share—common shareholders	$1.44	$2.02	$2.17

Cash dividend declared per common share	$0.13	$0.40	$0.40

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2007	14,117,333	$9,368	$85,365	$106,023	$200,756
Exercise of stock options	87,460	132	1,198	—	1,330
Income tax benefit from exercise of stock options	—	—	755	—	755
Net income	—	—	—	31,167	31,167
Issuance of common stock restricted stock vesting	12,250	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,307)	(7)	(67)	—	(74)
Compensation expense restricted stock	—	35	311	—	346
Compensation expense non-qualified stock options	—	32	291	—	323
Dividends on common stock	—	—	—	(5,690)	(5,690)

Balance at December 31, 2007	14,214,736	$9,560	$87,853	$131,500	$228,913
Exercise of stock options	63,000	96	863	—	959
Income tax benefit from exercise of stock options	—	—	542	—	542
Net income	—	—	—	29,022	29,022
Issuance of common stock restricted stock vesting	17,560	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,263)	(3)	(27)	—	(30)
Compensation expense restricted stock	—	44	395	—	439
Compensation expense non-qualified stock options	—	10	87	—	97
Dividends on common stock	—	—	—	(5,735)	(5,735)

Balance at December 31, 2008	14,293,033	$9,707	$89,713	$154,787	$254,207
Exercise of stock options	1,400	2	19	—	21
Income tax benefit from exercise of stock options	—	—	24	—	24
Net income	—	—	—	20,804	20,804
Issuance of common stock restricted stock vesting	16,240	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,795)	(6)	(55)	—	(61)
Compensation expense restricted stock	—	60	544	—	604
Compensation expense non-qualified stock options	—	7	66	—	73
Dividends on common stock	—	—	—	(1,871)	(1,871)

Balance at December 31, 2009	14,307,878	$9,770	$90,311	$173,720	$273,801

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$20,804	$29,022	$31,167
Depreciation	18,512	17,489	13,577
Amortization expense	—	—	544
Impairment expense	—	—	314
Deferred income taxes	5,137	5,450	3,423
Excess tax benefits from share-based payment arrangements	(24)	(542)	(755)
Compensation expense—stock compensation plans	677	536	669
Changes in operating assets and liabilities:
Contracts receivable, net	8,146	(18,267)	(21,519)
Contract retainage	(263)	(182)	1,355
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,054)	3,516	(2,821)
Prepaid expenses, inventory and other assets	1,142	1,854	(2,885)
Other receivables	1,640	(7,494)	—
Accounts payable	(547)	(1,015)	5,294
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,776)	(335)	24,495
Accrued employee costs	(1,284)	(1,491)	2,021
Accrued expenses	(2,370)	2,010	124
Income taxes payable	(1,752)	(3,700)	9,845

Net cash provided by operating activities	$10,988	$26,851	$64,848
Cash flows from investing activities:
Capital expenditures, net	(15,250)	(33,418)	(46,905)
Proceeds from the sale of equipment	1,000	—	—

Net cash used in investing activities	(14,250)	(33,418)	(46,905)
Cash flows from financing activities:
Proceeds from exercise of stock options	21	959	1,330
Excess tax benefit from share-based payment arrangements	24	542	755
Payments of dividends on common stock	(1,871)	(5,735)	(5,690)

Net cash provided by (used in) financing activities	(1,826)	(4,234)	(3,605)

Net increase (decrease) in cash and cash equivalents	(5,088)	(10,801)	14,338
Cash and cash equivalents at beginning of period	13,839	24,640	10,302

Cash and cash equivalents at end of period	$8,751	$13,839	$24,640

Supplemental cash flow information:
Interest paid	$71	$45	$47

Income taxes paid, net of refunds	$7,893	$12,128	$2,493

Cancellation of common stock—restricted stock vesting	$61	$30	$74

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Operating Cycle

The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts. However, any variation from normal contract terms, such as the modification of credit terms with Bluewater Industries, Inc., would cause classification of assets and liabilities as long-term. See Note 3 for further explanation.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The principal customers of the Company are major and large independent oil and gas companies. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, the Company extends credit to its customers on a short-term basis. However, see Note 3 for a discussion of a payment agreement with Bluewater Industries, Inc. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

Stock-Based Compensation

Awards under the Company’s stock-based compensation plans are accounted for under the fair value recognition provisions of the Financial Accounting Standards Board’s (“FASB”) Statement No. 123(R), Share-Based Payment (ASC 718-10-25).

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Accrued Employee Cost—Workers Compensation Liability

The Company and its subsidiaries Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C. and Dolphin Services, L.L.C. are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine Fabricators, L.P. has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 30 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

In accordance with the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360-10-35), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The impairment loss is determined by comparing the fair value of the assets to their carrying amounts and recording the excess of the carrying amounts of the assets over their fair value as an impairment charge. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Fair Value Measurements

The carrying amount of cash, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these financial instruments. The Company bases its fair value determinations of the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgements and estimates. Valuation techniques used to measure fair value maximize the use of relevent observable inputs and minimize the use of unobservable inputs. A fair value hierarchy is defined by FASB Statement No. 157, Fair Value Measurements (ASC 820-10-35). The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique.

Revenue Recognition

The Company uses the percentage-of-completion accounting method for construction contracts in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (ASC 605-35-25). Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to estimated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus the costs incurred on the contract during the period.

Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built into the unit rates.

Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a particular capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is reasonably assured. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. At December 31, 2009, we recorded revenue totaling $468,000 related to certain change orders, which have been approved as to scope but not price. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Income Taxes

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, Accounting for Income Taxes (ASC 740-10-25). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. NEW ACCOUNTING STANDARDS

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (ASC 260-10-45-61A), which states that share-based payment awards with a right to receive non-forfeitable dividends are participating securities. This standard also provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. We adopted this pronouncement effective January 1, 2009 and also retroactively adjusted the presentation of basic and diluted earnings per share for common shareholders for the years ended December 31, 2008 and 2007. Basic earnings per share has been reduced by $0.02 per share and diluted earnings per share has been reduced by $0.01 per share for the years ended December 31, 2009 and 2008 as the result of adopting this standard. Both basic and diluted earnings per share have been reduced by $0.01 per share for the year ended December 31, 2007 as the result of adopting this standard. See Note 16 for further information.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (ASC 855-10-25 to 50), which establishes accounting principles for recognition and disclosure of events that occur after the balance sheet date but before financial statements are issued. This standard is essentially similar to current accounting principles with few exceptions that do not result in a change in general practice. We adopted this standard effective June 30, 2009, and the adoption did not have a material effect on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through March 4, 2010, the time of issuance of the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105), which establishes FASB Accounting Standards Codification (ASC) as the source of authoritative generally accepted accounting principles (GAAP) to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accounting and financial reporting practices not included in the ASC or issued by the SEC are nonauthoritative and should only be considered when accounting principles for similar transactions or events are not within a source of authoritative GAAP. We adopted this pronouncement effective September 15, 2009 and have begun providing references to the ASC topics alongside the pre-ASC standards reference.

3. BLUEWATER AGREEMENT

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. An additional $25.5 million was billed on the project under this arrangement through completion, which occurred in stages during the 4th quarter of 2009. Additional changes in the scope of the project in excess of the agreed upon $90 million were approved by Bluewater and ATP through change orders. Such change orders will be paid in cash and will not be part of this payment agreement.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts due on the Bluewater and ATP MinDOC I project included in contract receivables are as follows:

	December 31,
	2009	2008
Current contracts receivable, net
Bluewater and ATP MinDOC I project	$64,151	$37,184
Other Projects	24,717	59,830

	88,868	97,014
Less Bluewater and ATP MinDOC I project payments expected after one year	12,313	—

	$76,555	$97,014

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. Any such installment that is not paid when due shall bear interest as provided in the Master Services Agreement between Bluewater and us. We have received $36 million in payments from Bluewater through March 4, 2010, representing 100% of the amounts owed to us as of such date.

Bluewater agreed to pay the remaining $48 million owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. Originally, we projected that we will start receiving royalty payments from this limited overriding royalty interest in February 2010, and we anticipated the entire $48 million to be paid over a thirteen-month period based on our review of petroleum engineering reserve reports applying strip prices in effect in mid-June 2009. Based on a delay in the project’s first production, we now project that we will start receiving royalty payments in mid-year 2010 over a fourteen-month period. Strip prices for oil and gas as of March 4, 2010 are in excess of the mid-June 2009 prices used to previously estimate the repayment period.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees from Bluewater or ATP if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of crude oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project. We recognized $961,000 of the discount as interest income during 2009. Of the remaining discount, $7.0 million will be recognized as interest income during 2010 and $3.0 million in 2011.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As noted above, we recorded the payments due pursuant to the terms of the agreement at the present value of the expected cash flows based on discount rates that we believe were appropriate in the circumstances and reflect the risks involved with the agreement. The discount rates used were based on unobservable inputs and, accordingly, this fair value measurement represents a level 3 estimate in the fair value hierarchy.

4. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2009	2008
Completed contracts
Current	$45,667	$35,445
Long term due after one year	12,313	—
Contracts in progress:
Current	30,942	61,683
Retainage due within one year	875	612

	89,797	97,740
Less allowance for doubtful accounts	54	114

	$89,743	$97,626

5. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2009	2008
Costs incurred on uncompleted contracts	$495,595	$705,731
Estimated profit earned to date	62,818	45,058

	558,413	750,789
Less billings to date	549,375	780,581

	$9,038	$(29,792)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$19,228	$14,174
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,190)	(43,966)

	$9,038	$(29,792)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Land	$9,227	$9,227
Buildings	53,243	50,871
Machinery and equipment	161,274	145,369
Furniture and fixtures	3,852	3,598
Transportation equipment	3,095	3,110
Improvements	75,994	70,827
Construction in progress	6,333	16,151

	313,018	299,153
Less accumulated depreciation	112,559	94,458

	$200,459	$204,695

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2009, 2008, and 2007, the Company expensed $3.3 million, $6.8 million, and $3.3 million, respectively, related to these leases. The Company’s equipment lease expense increased significantly in 2008 as a result of increased crane capacity requirements of its major projects.

7. OTHER RECEIVABLES

At December 31, 2009, we have recorded $5.9 million in “Other receivables” related to two insurance claims that we have determined are recoverable costs under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to these claims in our income statement and will not record any gains until all applicable claims are settled.

Of these two insurance claims, one claim relates to damages and related costs incurred in connection with Hurricanes Gustav and Ike, which hit the Gulf Coast in 2008. The other claim is for $5.9 million and relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. Our insurance provider has alleged that the amount recoverable for rental costs is limited to $450,000 in the aggregate, and has requested declatory judgement to deny that it has any further obligation to pay us for rental costs related to the crane accident. However, we have filed a counterclaim asserting breach of contract and are pursuing full reimbursement of those costs. We, in consultation with outside legal counsel, believe it is probable that all of our claims are fully recoverable under our insurance policies.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Depreciation	$26,001	$21,743

	26,001	21,743
Deferred tax assets:
Employee benefits	345	564
Uncompleted contracts	539	1,525
Stock based compensation expense	182	98
State net operating loss	263	—
Other	184	205

Total deferred tax assets:	1,513	2,392

Net deferred tax liabilities:	$24,488	$19,351

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2009	2008	2007
Current:
Federal	$5,864	$8,278	$11,982
State	334	170	281

Total current	6,198	8,448	12,263
Deferred:
Federal	4,860	5,340	3,345
State	277	110	78

Total deferred	5,137	5,450	3,423

Income taxes	$11,335	$13,898	$15,686

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for the years ended December 31 is as follows (in thousands):

	2009	%	2008	%	2007	%
U.S. statutory rate	$11,249	35.0%	$15,022	35.0%	$16,399	35.0%
Increase (decrease) resulting from:
State income taxes	397	1.2	280	0.7	360	0.9
Qualified Production Activities
Income—Deduction	(269)	(0.8)	(561)	(1.3)	(655)	(1.4)
Federal Work Opportunity Tax Credit	(117)	(0.4)	(741)	(1.7)	(577)	(1.2)
Other	75	0.3	(102)	(0.3)	159	0.2

Income tax expense	$11,335	35.3%	$13,898	32.4%	$15,686	33.5%

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our 2009 effective annual tax rate was 35.3%. The increase from the previous two years was the result of the limitations on certain federal manufacturing tax credits based on our estimated tax provision for 2009, a reduction in federal hiring tax credits available to us in 2009 and a slight increase in state taxes related to an increase in the state apportionment.

9. LINE OF CREDIT

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

At December 31, 2009, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $21.0 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of December 31, 2009, the Company was in compliance with these covenants.

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

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. We are currently requesting access to the site and expect the sampling plan to be implemented in 2010. At December 31, 2009 and 2008, we included in Accrued Expenses $450,000, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2009	2008	2007
Bluewater Industries, Inc.	$112,011	$154,127	$131,480
Eni US Operating Co. Inc.	36,677	—	—
Daewoo Shipbuilding and Marine Engineering, Ltd.	—	72,355	108,679
Chevron Corporation	—	—	89,382

12. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 1%, 20%, and 24%, of the Company’s revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008	2007
	(In millions)
Location:
United States	$309.5	$337.5	$359.4
International	2.0	83.0	113.3

Total	$311.5	$420.5	$472.7

13. PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the year ended December 31, 2009, were 36.6% compared to 41.2% and 52.3% for the years ended December 31, 2008 and 2007, respectively.

14. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources, L.L.C. employees are not eligible for the Retirement Plan. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2009, 2008, and 2007, the Company contributed a total of $ 2.3 million, $2.9 million, and $2.7 million, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2009 and 2008 were as follows (in thousands, except per share data):

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$84,999	$79,133	$76,631	$70,766
Gross profit	11,759	8,338	11,218	8,150
Net Income	6,200	4,013	5,986	4,605
Basic EPS	0.43	0.28	0.41	0.32
Diluted EPS	0.43	0.28	0.41	0.32

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenue	$123,728	$117,924	$92,657	$86,198
Gross profit	23,194	20,061	6,308	2,733
Net Income	13,440	11,872	2,836	874
Basic EPS	0.95	0.83	0.20	0.06
Diluted EPS	0.94	0.83	0.20	0.06

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2009	2008	2007
Basic:
Numerator:
Net Income	$20,804	$29,022	$31,167
Less: Net income attributable to participating securities (unvested restricted stock)	238	110	184

Net income attributable to common shareholders	$20,566	$28,912	$30,983

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,294	14,258	14,161

Basic earnings per share—common shareholders	$1.44	$2.03	$2.19

Diluted:
Numerator:
Net income	$20,804	$29,022	$31,167
Less: Net income attributable to participating securities (unvested restricted stock)	220	110	184

Net income attributable to common shareholders	$20,584	$28,912	$30,983

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,294	14,258	14,161
Effect of dilutive securities:
Employee stock options	1	34	99

Denominator for dilutive earnings per share-weighted-average shares	14,295	14,292	14,260

Diluted earnings per share—common shareholders	$1.44	$2.02	$2.17

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. LONG-TERM INCENTIVE PLANS

On February 13, 1997, the shareholders approved the adoption of the Long-Term Incentive Plan (the “Plan”). The Plan authorizes the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company's common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the “compensation committee”) to administer such Plan. Under the Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

On April 24, 2002, the shareholders approved the adoption of the 2002 Long-Term Incentive Plan, which was amended by the shareholders on April 26, 2006 (the “2002 Plan”). The 2002 Plan authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as nonstatutory options. Each option will have an exercise price per share not less than the fair market value of a share of common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

At December 31, 2009, there were approximately 106,000 shares remaining available for future issuance under the Plan and the 2002 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. During 2009, 2008 and 2007, the compensation committee did not grant any stock options under the Incentive Plans.

A summary of the Company’s stock options activity as of December 31, 2009, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	110,000	$18.70
Granted	—	—
Exercised	(1,400)	14.53
Forfeited or expired	(1,800)	17.68

Outstanding at December 31, 2009	106,800	$18.77	4.1	$282

Vested at December 31, 2009	106,800	$18.77	4.1	$282

Exercisable at December 31, 2009	106,800	$18.77	4.1	$282

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $11,000, $1.6 million, and $1.5 million, respectively.

As of December 31, 2009, all compensation cost related to options granted under the Incentive Plans was recognized. The total grant-date fair value of options vested during the year ended December 31, 2009 was $129,000.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Incentive Plans, the compensation committee may award shares of restricted stock to such eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to such restrictions on transfer and forfeitability provisions and such other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the compensation committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested (the “Restricted Period”). Except for the shares of restricted stock that vest based on the attainment of performance goals, the Restricted Period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted. If the vesting of the shares of restricted stock is based upon the attainment of performance goals, a minimum Restricted Period of one year is allowed, with incremental vesting of portions of the award over the one-year period permitted.

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted on February 9, 2009 and December 4, 2009 vests in annual 20% increments beginning on the first anniversary of the date of the grant. Restricted stock granted on June 17, 2009 vests 100% on the third anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. On February 9, June 17 and December 4, 2009 the compensation committee granted 47,900, 40,000 and 48,800 shares of restricted stock shares, respectively, to key employees under the Incentive Plans. The weighted-average grant-date fair value of stock granted during 2009 was $16.66. The compensation committee did not award shares of restricted stock during 2008, and granted 43,350 shares of restricted stock in 2007 with a weighted-average grant date fair value of $32.15. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2009	54,550	$33.07
Granted	136,700	16.66
Vested	(13,445)	32.44
Forfeited	(9,655)	25.40

Restricted shares at December 31, 2009	168,150	$20.22

As of December 31, 2009, there was $2.5 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the year ended December 31, 2009 was $357,000.

Share-based compensation cost that has been charged against income for the Incentive Plans was $677,000, $536,000 and $669,000 for 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $239,000, $176,000 and $224,000 for 2009, 2008 and 2007, respectively. Share-based compensation cost for 2009 relates to unvested stock options at January 1, 2009 and restricted stock granted during 2009, 2007, 2006 and 2005. Share-based compensation cost for 2008 relates to unvested stock options at January 1, 2008 and restricted stock granted during 2007, 2006 and 2005. Share-based compensation cost for 2007 relates to unvested stock options at January 1, 2007 and restricted stock granted during 2007, 2006 and 2005.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $21,000, $959,000, and $1.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $24,000, $542,000 and $755,000, respectively, for the years ended December 31, 2009, 2008 and 2007.

NOTE 18. SUBSEQUENT EVENTS

On February 26, 2010, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 29, 2010 to shareholders of record on March 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2010.

GULF ISLAND FABRICATION, INC.
(Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2010.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROBIN A. SEIBERT Robin A. Seibert	Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ JOHN A. WISHART John A. Wishart	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed March 4, 2008. ^

4.1	Specimen Common Stock Certificate. *

4.2	Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated March 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 26, 2009.

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.7	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.11	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

E-1

EXHIBIT NUMBER

10.12	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.13	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.14	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.15	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of March 5, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.16	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008. ^

10.17	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.18	Assignment of Farmout Rights and Overriding Royalty Interest by and between Bluewater Industries L.P. and the Company dated as of July 15, 2009.

10.19	Change of Control Agreement between the Company and Kerry J. Chauvin dated June 17, 2009, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed June 18, 2009. †

10.20	Change of Control Agreement between the Company and Kirk J. Meche dated June 17, 2009, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed June 18, 2009. †

10.21	Change of Control Agreement between the Company and Robin A. Seibert dated June 17, 2009, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed June 18, 2009. †

21.1	Subsidiaries of the Company—The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., Dolphin Services, L.L.C., Dolphin Steel Sales, L.L.C. and Southport, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
^	SEC File Number 000-22303.

E-2