Form 10-Q
period 2010-03-31
GULF ISLAND FABRICATION INC
filed 2010-04-22
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of April 22, 2010 was 14,315,067.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$13,200	$8,751
Contracts receivable, net	99,230	76,555
Contract retainage	2,176	875
Costs and estimated earnings in excess of billings on uncompleted contracts	14,476	19,228
Prepaid expenses	2,520	2,983
Inventory	3,992	4,224
Deferred tax assets	1,368	1,513

Total current assets	136,962	114,129

Property, plant and equipment, net	198,459	200,459
Long-term contracts receivable, net	5,483	12,313
Other receivables	5,961	5,854
Other assets	672	675

Total assets	$347,537	$333,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,764	$16,518
Billings in excess of costs and estimated earnings on uncompleted contracts	18,585	10,190
Accrued employee costs	4,988	4,737
Accrued expenses	2,355	2,059
Income taxes payable	2,486	124

Total current liabilities	43,178	33,628
Deferred income taxes	26,027	26,001

Total liabilities	69,205	59,629

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,315,067 and 14,307,878 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	9,788	9,770
Additional paid-in capital	90,464	90,311
Retained earnings	178,080	173,720

Total shareholders’ equity	278,332	273,801

Total liabilities and shareholders’ equity	$347,537	$333,430

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Revenue	$69,259	$84,999
Cost of revenue	61,821	73,240

Gross profit	7,438	11,759
General and administrative expenses	2,097	2,224

Operating income	5,341	9,535

Other income (expense):
Interest expense	(17)	(17)
Interest income	970	20
Other	746	—

	1,699	3

Income before income taxes	7,040	9,538

Income taxes	2,535	3,338

Net income	$4,505	$6,200

Per share data:

Basic earnings per share - common shareholders	$0.31	$0.43

Diluted earnings per share - common shareholders	$0.31	$0.43

Weighted-average shares	14,312	14,293
Effect of dilutive securities: employee stock options	11	8

Adjusted weighted-average shares	14,323	14,301

Cash dividend declared per common share	$0.01	$0.10

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount

Balance at January 1, 2010	14,307,878	$9,770	$90,311	$173,720	$273,801

Net income	—	—	—	4,505	4,505

Issuance of common stock restricted stock vesting	9,110	—	—	—	—

Cancellation of common stock restricted stock vesting	(1,921)	(2)	(28)	—	(30)

Compensation expense restricted stock	—	20	181	—	201

Dividends on common stock	—	—	—	(145)	(145)

Balance at March 31, 2010	14,315,067	$9,788	$90,464	$178,080	$278,332

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$4,505	$6,200
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,811	4,517
Deferred income taxes	171	4,019
Compensation expense-stock compensation plans	201	139
Changes in operating assets and liabilities:
Contracts receivable	(15,845)	14,313
Contract retainage	(1,301)	22
Costs and estimated earnings in excess of billings on uncompleted contracts	4,752	7,592
Prepaid expenses and other assets	463	(6,706)
Inventory	232	157
Recoverable income taxes	—	(3,585)
Other receivable	(107)	2,182
Accounts payable	(1,754)	(2,250)
Billings in excess of costs and estimated earnings on uncompleted contracts	8,395	(11,682)
Accrued employee costs	220	(486)
Accrued expenses	296	80
Income taxes payable	2,362	(1,900)

Net cash provided by operating activities	7,401	12,612

Cash flows from investing activities:
Capital expenditures, net	(2,807)	(3,823)
Proceeds on the sale of equipment	—	500

Net cash used in investing activities	(2,807)	(3,323)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—
Excess tax benefit from share-based payment arrangements	—	—
Payments of dividends on common stock	(145)	(1,439)

Net cash used in financing activities	(145)	(1,439)

Net change in cash and cash equivalents	4,449	7,850
Cash and cash equivalents at beginning of period	8,751	13,839

Cash and cash equivalents at end of period	$13,200	$21,689

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2010 AND 2009

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

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; liftboats; tanks and barges. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration, loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 2 – BLUEWATER AGREEMENT

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, is contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2010 AND 2009

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

Amounts due on the Bluewater and ATP MinDOC I project included in contract receivables are as follows:

	March 31, 2010	December 31, 2009

Current contracts receivable, net
Bluewater and ATP MinDOC I project	$65,260	$64,151
Other Projects	39,453	24,717

	104,713	88,868
Less Bluewater and ATP MinDOC I project payments expected after one year	5,483	12,313

	$99,230	$76,555

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. We have received the entire $42 million in payments from Bluewater.

Bluewater agreed to pay the remaining $48 million owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. Originally, we projected that we would start receiving royalty payments from this limited overriding royalty interest in February 2010, and we anticipated the entire $48 million to be paid over a thirteen-month period based on our review of petroleum engineering reserve reports applying strip prices in effect in mid-June 2009. Included in our estimate of contract revenues for this contract as of December 31, 2009, we projected that we would start receiving royalty payments in late May or early June of 2010 that would continue over an anticipated payout period of approximately fourteen-months. Based on information through April 22, 2010, we continue to anticipate this payout timeline. Strip prices for oil and gas as of April 22, 2010 are in line (the increase in oil prices exceed the effect caused by the decrease in gas prices) with the mid-June 2009 prices used to previously estimate the repayment period.

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

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2010 AND 2009

gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project. We recognized $963,000 of the discount interest income during the first quarter of 2010. Of the remaining discount, $6.0 million is expected to be recognized as interest income during the remainder of 2010 and $3.0 million in 2011.

NOTE 3 – OTHER RECEIVABLES

At March 31, 2010, we have recorded $5.9 million in “Other receivables” related to an insurance claims that we have determined are recoverable costs under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to this claim in our income statement and will not record any gains until all applicable claims are settled.

The claim is for $5.9 million and relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. Our insurance provider has alleged that the amount recoverable for rental costs is limited to $450,000 in the aggregate, and has requested declatory judgment to deny that it has any further obligation to pay us for rental costs related to the crane accident. However, we have filed a counterclaim asserting breach of contract and are pursuing full reimbursement of those costs. We, in consultation with outside legal counsel, believe it is probable that all of our claims are fully recoverable under our insurance policies.

NOTE 4 – CONTINGENICIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. We are currently requesting access to the site and expect the sampling plan to be implemented in 2010. At March 31, 2010 we included in Accrued Expenses $400,000, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

NOTE 5 – LINE OF CREDIT AND NOTES PAYABLE

At March 31, 2010, no amounts were borrowed under our $60 million Revolver, but we had letters of credit outstanding totaling $20.4 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2010, the Company was in compliance with these covenants. The Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2010 AND 2009

NOTE 6 – PASS THROUGH COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended March 31, 2010 were 37.2% compared to 35.7% for the three month period ended March 31, 2009.

NOTE 7 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2010	March 31, 2009
Basic:

Numerator:
Net Income	$4,505	$6,200

Less: Net income attributable to participating securities (unvested restricted stock)	49	41

Net income attributable to common shareholders	$4,456	$6,159

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,312	14,293

Basic earnings per share - common shareholders	$0.31	$0.43

Diluted:

Numerator:
Net Income	$4,505	$6,200

Less: Net income attributable to participating securities (unvested restricted stock)	47	33

Net income attributable to common shareholders	$4,458	$6,167

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,312	14,293
Effect of dilutive securities:
Employee stock options	11	8

Denominator for dilutive earnings per share-weighted-average shares	14,323	14,301

Diluted earnings per share - common shareholders	$0.31	$0.43

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 22, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Such factors include, among others, the timing and extent of changes in the prices of oil and gas; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

In addition to the cautionary statements above, we are closely monitoring the disruption in the global financial and credit markets, as well as the changes in the market price of oil and gas since mid-2008, which has been widely publicized and continues to have a material effect on our operations and those of our significant customers.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009). We believe that of our significant accounting policy on revenue recognition involves a higher degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no changes in our evaluation of our critical accounting policies since that date.

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

As of March 31, 2010, we had a revenue backlog of $144.6 million and a labor backlog of approximately 1.5 million man-hours, which consists of work remaining at March 31, 2010 and commitments received through April 21, 2010, compared to the revenue backlog of $136.8 million and a labor backlog of 1.5 million man-hours reported in our Form 10-K at December 31, 2009.

Of the backlog at March 31, 2010, $2.2 million, or 1.6% of total backlog, represented projects destined for deepwater locations compared to $7.7 million, or 5.6%, of projects destined for deepwater locations included in the December 31, 2009 backlog. Included in the backlog at March 31, 2010 is $37.1 million, or 25.7% of total backlog, related to a project destined for a foreign location compared to none included in the backlog at December 31, 2009.

Of the backlog at March 31, 2010, we expect to recognize revenues of approximately $98.3 million (68.0%) during calendar year 2010 and the remaining $46.3 million during calendar year 2011.

Workforce

As of March 31, 2010, we had approximately 1,385 employees and approximately 15 contract employees, compared to approximately 1,395 employees and approximately 50 contract employees as of December 31, 2009.

Results of Operations

Our revenue for the three-month period ended March 31, 2010 was $69.3 million, a decrease of 18.5% compared to $85.0 million in revenue for the three-month period ended March 31, 2009.

There were several factors contributing to the reduction of revenues for the three-month period ended March 31, 2010.

•	During the three-month period ended March 31, 2010 the amount of man-hours worked was 663,000 compared to 857,000 man-hours worked for the three-month period ended March 31, 2009.

•

The most significant impact of the reduction in man-hours worked was to our Texas facility which is a direct result of the reduction in new job awards for deep water projects. Since 2006, the majority of the work performed at our Texas facility was on the larger deep water projects. The MinDOC hull was the last large deep water project being fabricated in our Texas facility and it sailed in November 2009. Since then, the fabrication awards for the facility have been limited to large diameter tanks, multi-size modules and a 10,000 ton lifting system. Consequently, the decrease in activity in our Texas facility contributed to the majority of the decrease in man-hours worked and the reduction in the labor force.

At March 31, 2010, we recorded revenue totaling $260,000 related to certain change orders on one project which have been approved as to scope but not price. Although we believe the collection of these change orders is probable based on past experience, we are in the process of negotiating resolution of these change orders with the customer and recovery of the revenue is dependent upon these negotiations. If we collect an amount different than the $260,000 of revenue that has been recorded that difference will be recognized in revenue. We expect to resolve these matters in the second quarter of 2010. At December 31, 2009, we had $468,000 of change orders related to one project that was approved in the first quarter of 2010, thus having no impact to revenue previously recorded.

For the three-month period ended March 31, 2010, gross profit was $7.4 million (10.7% of revenue) compared to gross profit of $11.8 million (13.8% of revenue) for the three-month period ended March 31, 2009.

•

The largest contributing factor causing a reduction in margins was the decrease in billable man-hours due to the temporary reduction in work volume at our Texas facility. The current low level of production man-hours is not allowing us to cover certain fixed cost at our Texas facility. Although we have taken steps to reduce cost at the facility while waiting for the award of some larger oil & gas fabrication projects, certain fixed cost can not be eliminated.

•

Although not a major contributor to the reduction in margins, pass-through cost for the three-month period ended March 31, 2010 was 37.2%, compared to 35.7% for the three-month period ended March 31, 2009. We consider material and sub-contract cost associated with projects as pass-through cost.

The Company’s general and administrative expenses were $2.1 million for the three-month period ended March 31, 2010. This compares to $2.2 million for the three-month period ended March 31, 2009. As a percentage of revenue, general and administrative expenses were 3.0% and 2.6% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively. The absolute dollar reduction in general and administrative expenses for the three-month period ended March 31, 2010 compared to March 31, 2009 was related to a reduction of wage and wage related costs and professional service fees.

We had net interest income of $953,000 for the three-months ended March 31, 2010 compared to net interest income of $3,000 for the three-months ended March 31, 2009. The increase in interest income is primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. For additional information, see footnote 2 to the consolidated financial statements.

During the three-month period ended March 31, 2010, we had Other Income of $746,000, resulting from the settlement of claims related to damages incurred in connection with the hurricanes which hit the Gulf Coast in 2008. For the three-month period ended March 31, 2009, we had no Other Income.

The effective income tax rate for the three-month period ended March 31, 2010 was 36.0% compared to an effective tax rate of 35.0% for the comparable period of 2009. The increase relates primarily to the Federal Work Opportunity Tax Credits (WOTC) available to us in 2009, but were no longer available in 2010.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. We have a $60 million revolving credit facility expiring on December 31, 2011 (the “Revolver”) that is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At March 31, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.4 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of March 31, 2010, we were in compliance with these covenants.

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

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. We have received the entire $42 million in payments from Bluewater.

Bluewater agreed to pay the remaining $48 million owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater. Originally, we projected that we would start receiving royalty payments from this limited overriding royalty interest in February 2010, and we anticipated the entire $48 million to be paid over a thirteen-month period based on our review of petroleum engineering reserve reports applying strip prices in effect in mid-June 2009. Included in our estimate of contract revenue for the contract as of December 31, 2009, we projected that we would start receiving royalty payments in late May or early June of 2010 that would continue over an anticipated payout period of approximately fourteen-months. Based on information through April 22, 2010, we continue to anticipate this payout timeline. Strip prices for oil and gas as of April 22, 2010 are in line (the increase in oil prices have exceed the effect caused by the decrease in gas prices) with the mid-June 2009 prices used to previously estimate the repayment period.

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

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project. We recognized $963,000 of the discount interest income during the first quarter of 2010. Of the remaining discount, $6.0 million is expected to be recognized as interest income during the remainder of 2010 and $3.0 million in 2011.

At March 31, 2010, our cash and cash equivalents totaled $13.2 million. Working capital was $93.8 million at March 31, 2010. The ratio of current assets to current liabilities was 3.17 to 1 at March 31, 2010. Net cash provided by operating activities was $7.4 million for the three-months ended March 31, 2010, compared to $12.6 million for the three-months ended March 31, 2009.

The overall decrease in cash provided by operations for the period ended March 31, 2010, compared to the period ended March 31, 2009 is mainly due to the reduction in backlog and production volume. During the period ended March 31, 2010 as compared to the period ended March 31, 2009, we experienced a $10 million net decrease to cash as a result of the changes in assets and liabilities related to billings. With the lack of new job awards in similar size to the jobs being completed, liabilities are decreasing as vendors are paid while contracts receivable is increasing as final contract amounts are invoiced. The amounts billed during the first quarter of 2010 and outstanding at March 31, 2010 are expected to be collected during the second quarter of 2010. Partially offsetting this affect was a decrease of $5.0 million in our estimated income tax payments in the three month period ending March 31, 2010 as compared to the same period of 2009. We paid more estimated income taxes in the first quarter of 2009 because federal extensions were granted to companies affected by the hurricanes that hit the Gulf Coast during the third quarter of 2008.

Net cash used in investing activities for the year ended March 31, 2010, was $2.8 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the first quarter of 2010 was $1.1 million representing approximately one-fifth of the cost of constructing a gate for the graving dock at our Gulf Marine facilities. The graving dock gate will be completed in June 2010. Also included in capital expenditures for the first quarter of 2010 were $1.4 million for a fabrication shop and warehouse in the west yard of our Gulf Island facilities to support our increase in marine activities.

Included in the 2010 capital expenditure budget of $18.9 million is $4.5 million for the completion of the graving dock gate located in our Gulf Marine facilities. The gate will allow us to open and close the entrance of the graving dock within a few days opposed to a few weeks. We believe the new gate will improve our efficiency and enhance services to our customers through a shorter dock turn-around. Also included is $7.0 million for a fabrication shop and warehouse in the west yard of our Gulf Island facilities to further expand our marine construction and repair activities. We believe these facilities will allow Gulf Island Marine to become fully operational and improve its operations by becoming more centralized and efficient.

Net cash used in financing activities for the three-months ended March 31, 2010, was $145,000 relating to cash used to pay dividends on shares of our common stock.

The agreed restructure of payments on the MinDOC I project discussed above, which extended the payment term on this project, has caused a significant reduction in cash available to us. An adverse change in the anticipated payment stream from Bluewater could cause an additional strain on our liquidity and other resources. Also, job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. However, we believe that during the remainder of the year, our cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund our capital expenditures and meet our working capital needs.

We may expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risks during the three months ended March 31, 2010. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no changes during the fiscal quarter ended March 31, 2010 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 12, 2010, announcing the scheduled time for the release of its 2010 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/S/ ROBIN A. SEIBERT
Robin A. Seibert
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 22, 2010

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 12, 2010, announcing the scheduled time for the release of its 2010 first quarter earnings and its quarterly conference call.

E-1