Form 10-Q
period 2010-06-30
GULF ISLAND FABRICATION INC
filed 2010-07-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34279

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of July 30, 2010 was 14,318,501.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,967	$8,751
Contracts receivable, net	53,695	76,555
Contract retainage	7,270	875
Costs and estimated earnings in excess of billings on uncompleted contracts	11,597	17,973
Prepaid expenses	2,290	2,983
Inventory	3,910	4,224
Deferred tax assets	1,292	1,513

	111,021	112,874
Property, plant and equipment, net	198,930	200,459
Long-term contracts receivable, net	26,420	12,313
Other receivables	5,912	5,854
Other assets	672	675

Total assets	$342,955	$332,175

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$12,353	$16,518
Billings in excess of costs and estimated earnings on uncompleted contracts	14,719	8,935
Accrued employee costs	4,942	4,737
Accrued expenses	2,375	2,059
Income taxes payable	539	124

Total current liabilities	34,928	32,373
Deferred tax liabilities	26,139	26,001

Total liabilities	61,067	58,374

Shareholders equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,318,367 and 14,307,878 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	9,813	9,770
Additional paid-in capital	90,707	90,311
Retained earnings	181,368	173,720

Total shareholders’ equity	281,888	273,801

Total liabilities and shareholders’ equity	$342,955	$332,175

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$75,290	$79,133	$144,549	$164,132
Cost of revenue	68,555	70,795	130,376	144,035

Gross profit	6,735	8,338	14,173	20,097
General and administrative expenses	1,990	1,972	4,087	4,196

Operating income	4,745	6,366	10,086	15,901

Other income (expense):
Interest expense	(21)	(18)	(38)	(35)
Interest income	349	—	1,319	20
Other	285	2	1,031	2

	613	(16)	2,312	(13)

Income before income taxes	5,358	6,350	12,398	15,888

Income taxes	1,926	2,337	4,461	5,675

Net income	$3,432	$4,013	$7,937	$10,213

Per share data:
Basic earnings per share - common shareholders	$0.24	$0.28	$0.55	$0.71

Diluted earnings per share - common shareholders	$0.24	$0.28	$0.55	$0.71

Weighted-average shares	14,317	14,293	14,315	14,293
Effect of dilutive securities: employee stock options	11	39	11	24

Adjusted weighted-average shares	14,328	14,332	14,326	14,317

Cash dividend declared per common share	$0.01	$0.01	$0.02	$0.11

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)

Balance at January 1, 2010	14,307,878	$9,770	$90,311	$173,720	$273,801

Exercise of stock options	3,300	4	48	—	52

Income tax benefit from exercise of stock options and vesting of restricted stock	—	—	12	—	12

Net income	—	—	—	7,937	7,937

Issuance of common stock restricted stock vesting	9,110	—	—	—	—

Cancellation of common stock restricted stock vesting	(1,921)	(2)	(28)	—	(30)

Compensation expense restricted stock	—	41	364	—	405

Dividends on common stock	—	—	—	(289)	(289)

Balance at June 30, 2010	14,318,367	$9,813	$90,707	$181,368	$281,888

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$7,937	$10,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,615	9,097
Deferred income taxes	359	1,799
Compensation expense - stock compensation plans	405	300
Excess tax benefit from share-based payment arrangements	(12)	—
Changes in operating assets and liabilities:
Contracts receivable	8,753	10,309
Contract retainage	(6,395)	47
Costs and estimated earnings in excess of billings on uncompleted contracts	6,376	3,253
Prepaid expenses and other assets	693	648
Other receivables	(58)	1,331
Inventory	314	355
Accounts payable	(4,165)	(6,482)
Billings in excess of costs and estimated earnings on uncompleted contracts	5,784	(17,928)
Accrued employee costs	175	18
Accrued expenses	316	(1,742)
Income taxes payable	427	(1,756)

Net cash provided by operating activities	30,524	9,462

Cash flows from investing activities:
Capital expenditures, net	(8,083)	(8,038)
Proceeds on the sale of equipment	—	500

Net cash used in investing activities	(8,083)	(7,538)

Cash flows from financing activities:
Proceeds from exercise of stock options	52	—
Excess tax benefit from share-based payment arrangements	12	—
Payments of dividends on common stock	(289)	(1,583)

Net cash used in financing activities	(225)	(1,583)

Net change in cash and cash equivalents	22,216	341
Cash and cash equivalents at beginning of period	8,751	13,839

Cash and cash equivalents at end of period	$30,967	$14,180

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation.

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

NOTE 2 – BLUEWATER AGREEMENT

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. An additional $25.5 million was billed on the project under this arrangement through completion, which occurred in stages during the 4th quarter of 2009. Additional changes in the scope of the project in excess of the agreed upon $90 million were approved by Bluewater and ATP through change orders.

Amounts due on the Bluewater and ATP MinDOC I project included in contract receivables are as follows:

	June 30, 2010	December 31, 2009

Current contracts receivable, net
Bluewater and ATP MinDOC I project	$42,554	$64,151
Other Projects	37,561	24,717

	80,115	88,868

Less Bluewater and ATP MinDOC I project payments expected after one year	26,420	12,313

	$53,695	$76,555

Bluewater agreed to pay $42 million of the agreed upon $90 million in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. We have received the entire $42 million in payments from Bluewater.

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

On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which has been preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010, which is currently being challenged in court. As a result, deepwater drilling operations in the Gulf of Mexico have been suspended and two of the ATP wells originally scheduled for completion in the third and fourth quarters of 2010 are not expected to be completed until 2011, causing further delay to their field development and causing us to extend our projected payment schedule through the fourth quarter of 2012 beginning in mid-year 2010. We previously projected the payment schedule to extend over a fourteen-month period beginning in mid-year 2010. Our projected payment schedule may be subject to further adjustment as a result of any additional moratorium or other regulatory responses to the Deepwater Horizon disaster, changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees to receive any remaining amounts from Bluewater or ATP if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, increased regulation of offshore oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project. We continue to recognize the remaining discount over the period the remaining payments are expected to be received.

NOTE 3 – OTHER RECEIVABLES

At June 30, 2010, we have recorded $5.9 million in “Other receivables” related to an insurance claim for costs that we have determined are recoverable under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to this claim in our income statement and will not record any gains until the claim is settled.

The $5.9 million claim relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. Our insurance provider has alleged that the amount recoverable for rental costs is limited to $450,000 in the aggregate and has requested declatory judgment to deny that it has any further obligation to pay us for rental costs related to the crane accident. We have filed a counterclaim asserting breach of contract and are pursuing full reimbursement of those costs. We, in consultation with outside legal counsel, believe it is probable that the amounts subject to the claim are fully recoverable under our insurance policies.

NOTE 4 – CONTINGENICIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In mid October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to LDEQ on June 25, 2008 and it was later approved with stipulations. Samples were taken and a report will be filed with the LDEQ in the third quarter of 2010. At June 30, 2010 we have recorded $350,000 in Accrued Expenses, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

NOTE 5 – LINE OF CREDIT AND NOTES PAYABLE

Effective July 15, 2010, we entered into the Ninth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2011 to December 31, 2012. The Revolver is secured by some of our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.3 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of June 30, 2010, the Company was in compliance with these covenants.

NOTE 6 – CONTRACT COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2010 were 43.7% compared to 41.2% for the three-month period ended June 30, 2009. Pass-through costs, as a percentage of revenue, for the six-month period ended June 30, 2010 were 40.6% compared to 38.4% for the six-month period ended June 30, 2009.

During the current quarter, the Company adjusted its remaining estimates for one of its contracts. This adjustment resulted in a reduction of previously recognized cumulative profit by approximately $796,000 and the recognition of estimated remaining future losses of approximately $123,000. On the same contract, the Company has not included in contract revenues incentives that could be earned if certain completion dates are met. This amount will be included in contract revenues when it is probable of being realized.

NOTE 7 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Basic:
Numerator:
Net Income	$3,432	$4,013	$7,937	$10,213

Less: Net income attributable to participating securities (unvested restricted stock)	37	39	84	98

Net income attributable to common shareholders	$3,395	$3,974	$7,853	$10,115

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,317	14,293	14,315	14,293

Basic earnings per share - common shareholders	$0.24	$0.28	$0.55	$0.71

Diluted:
Numerator:
Net Income	$3,432	$4,013	$7,937	$10,213

Less: Net income attributable to participating securities (unvested restricted stock)	35	37	82	97

Net income attributable to common shareholders	$3,397	$3,976	$7,855	$10,116

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,317	14,293	14,315	14,293
Effect of dilutive securities:
Employee stock options	11	39	11	24

Denominator for dilutive earnings per share-weighted-average shares	14,328	14,332	14,326	14,317

Diluted earnings per share - common shareholders	$0.24	$0.28	$0.55	$0.71

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2010, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2010. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

July 30, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include the risk factors set forth in Item 1A. herein, as well as those described under the heading “Cautionary Statements” in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Such factors include, among others, the timing and extent of changes in the prices of oil and gas; regulatory changes; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

In addition to the cautionary statements above, we are closely monitoring the continued disruption in the global financial and credit markets, the impact of the Deepwater Horizon incident on the offshore oil and gas industry in the Gulf of Mexico, and the changes in the market price of oil and gas, which continue to have a material effect on our operations and those of our significant customers. For additional information, see Item 1A. Risk Factors herein and our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours and revenue to be recognized is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. However, due to the large dollar amounts of backlog estimated for certain projects, a termination of any one of these projects could substantially decrease our backlog, and could have a material adverse effect on our revenue, net income and cash flow.

As of June 30, 2010, we had a revenue backlog of $125.8 million and a labor backlog of approximately 1.3 million man-hours, which consists of work remaining at June 30, 2010 and commitments received through July 29, 2010, compared to the revenue backlog of $136.8 million and a labor backlog of 1.5 million man-hours reported in our Form 10-K at December 31, 2009.

Of the backlog at June 30, 2010, $1.9 million, or 1.5%, of total backlog, represented projects destined for deepwater locations compared to $7.7 million, or 5.6%, of projects destined for deepwater locations included in the December 31, 2009 backlog. The $5.8 million decrease in deepwater backlog is a result of our completion of deepwater projects during the first six months of 2010 and is not the result of an impact from the deepwater drilling moratorium.

Included in the backlog at June 30, 2010 is $37.7 million, or 30.0% of total backlog, related to a project destined for a foreign location compared to none included in the backlog at December 31, 2009.

Of the backlog at June 30, 2010, we expect to recognize revenues of approximately $78.8 million (63.0%) during calendar year 2010 and the remaining $47.0 million during calendar year 2011.

Workforce

As of June 30, 2010, we had approximately 1,340 employees and approximately 40 contract employees, compared to approximately 1,395 employees and approximately 50 contract employees as of December 31, 2009.

Results of Operations

Our revenue for the three-month and six-month periods ended June 30, 2010 was $75.3 million and $144.5 million, respectively, compared to $79.1 million and $164.1 million, respectively, in revenue for the three-month and six-month periods ended June 30, 2009. This represents a decrease of 5.0% and 11.9%, respectively.

The following factors contributed to the decrease in revenues for the three-month and six-month periods ended June 30, 2010:

•

Man-hours worked have decreased. The amount of man-hours worked was 672,000 and 1.3 million during the three-month and six-month periods ended June 30, 2010, compared to 791,000 and 1.6 million for the comparative periods ended June 30, 2009.

•

The most significant impact of the reduction in man-hours worked was to our Texas facility which is a direct result of the reduction in new job awards for deepwater projects. Since 2006, the majority of the work performed at our Texas facility was on larger deepwater projects. The MinDOC hull was the last large deepwater project fabricated in our Texas facility and it sailed in November 2009. Since then, the fabrication awards for the facility have been limited to large diameter tanks, multi-size modules and a 10,000 ton lifting system. Consequently, the decrease in activity in our Texas facility contributed to the majority of the decrease in man-hours worked and the reduction in the labor force.

For the three-month and six-month periods ended June 30, 2010, gross profit was $6.7 million (8.9% of revenue) and $14.2 million (9.8% of revenue), respectively, compared to $8.3 million (10.5% of revenue) and $20.1 million (12.2% of revenue), respectively, for the three-month and six-month periods ended June 30, 2009. Factors that contributed to the decrease in gross margin for the three-month and six-month period ended June 30, 2010 include:

•

Billable man-hours decreased due to the reduction in work volume at our Texas facility. The current low level of production man-hours at our Texas facility does not allow us to cover certain fixed costs. Although we have taken steps to reduce costs at the facility while awaiting the award of some larger oil and gas fabrication projects, certain fixed costs cannot be eliminated.

•

Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2010 were 43.7% compared to 41.2% for the three-month period ended June 30, 2009. Pass-through costs, as a percentage of revenue, for the six-month period ended June 30, 2010 were 40.6% compared to 38.4% for the six-month period ended June 30, 2009. We consider pass-through costs as material and sub-contract costs associated with a project that are included as revenue of a project, but add little or no margin to the project.

The Company’s general and administrative expenses were $2.0 million and $4.1 million for the three-month and six-month periods ended June 30, 2010. This compares to $2.0 million and $4.2 million for the three-month and six-month periods ended June 30, 2009. As a percentage of revenue, general and administrative expenses were 2.6% and 2.8%, compared to 2.5% and 2.6%, of revenue for the three-month and six-month periods ended June 30, 2010 and 2009, respectively. General and administrative expenses for the three-month period ended June 30, 2010 remained relatively stable compared to June 30, 2009. The decrease in general and administrative expenses for the six-month period ended June 30, 2010 when compared to June 30, 2009 was primarily related to a reduction of professional service fees.

The Company had net interest income of $328,000 for the three-month period ended June 30, 2010, compared to net interest expense of $18,000 for the three-month period ended June 30, 2009. The Company had net interest income of $1.3 million for the six-month period ended June 30, 2010, compared to net interest expense of $15,000 for the six-month period ended June 30, 2009. The increase in interest income is primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. For additional information, see footnote 2 to the consolidated financial statements.

The Company had other income of $285,000 for the three-month period ended June 30, 2010, compared to $2,000 for the three-month period ended June 30, 2009. The Company had other income of $1.0 million for the six-month period ended June 30, 2010, compared to $2,000 for the six-month period ended June 30, 2009. The increase in other income for the three-month and six-month periods in 2010 is a result of the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rate for both the three-month and six-month periods ended June 30, 2010 was 36.0%, compared to effective tax rates of 36.8% and 35.7%, respectively, for the comparable periods of 2009. The decrease from the three-month period in 2009 relates primarily to an increase in previously estimated income taxes payable for 2009 recorded in the second quarter of 2009. The increase from the six-month period in 2009 relates primarily to the Federal Work Opportunity Tax Credits (WOTC) available to us in 2009, which were no longer available in 2010.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective July 15, 2010, we entered into the Ninth Amendment to the Ninth Amended and Restated Credit Agreement (the “Revolver”) which, among other things, extended the term of the $60 million Revolver from December 31, 2011 to December 31, 2012. The Revolver is secured by our real estate, machinery and equipment, and fixtures, and amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5%. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.3 million, which reduced the unused portion of the Revolver. More of our customers, especially in larger fabrication projects, are requiring us to issue letters of credit in lieu of retainage. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of June 30, 2010, we were in compliance with these covenants.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed on the MinDOC I project. Bluewater, an engineering consulting firm, contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. An additional $25.5 million was billed on the project under this arrangement through completion, which occurred in stages during the 4th quarter of 2009. Additional changes in the scope of the project in excess of the agreed upon $90 million were approved by Bluewater and ATP through change orders.

Bluewater agreed to pay $42 million of the agreed upon $90 million in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. We have received the entire $42 million in payments from Bluewater.

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

On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which has been preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010, which is currently being challenged in court. As a result, deepwater drilling operations in the Gulf of Mexico have been suspended and two of the ATP wells originally scheduled for completion in the third and fourth quarters of 2010 are not expected to be completed until 2011, causing further delay to their field development and causing us to extend our projected payment schedule through the fourth quarter of 2012 beginning in mid-year 2010. We previously projected the payment schedule to extend over a fourteen-month period beginning in mid-year 2010. Our projected payment schedule may be subject to further adjustment as a result of any additional moratorium or other regulatory responses to the Deepwater Horizon disaster, changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees to receive any remaining amounts from Bluewater or ATP if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

The cash flows we expect to receive from the limited overriding royalty interest are sensitive to the normal risks associated with oil and gas production such as changes in the price of oil and gas, increased regulation of offshore oil and gas, the amount of oil and gas produced, increases in the expenses associated with producing the oil and gas and changes in the anticipated production schedule. These cash flows can be adversely affected by a decline in the price of oil and gas or production level of the oil and gas wells being serviced by the MinDOC I hull and topsides. Also, the estimates of oil and gas reserves depend on many factors and assumptions, including various assumptions that are based on conditions in existence as of the dates of the estimates. Any material change in those conditions, or other factors affecting those assumptions, could impair the quantity and value of oil and gas reserves. As a result of these risks, the payments we expect to receive from this agreement have been discounted using interest rates ranging from 10% to 18% with a discounted amount of $11.0 million included in our final estimated contract price on this project. We continue to recognize the remaining discount over the period the remaining payments are expected to be received.

At June 30, 2010, our cash and cash equivalents totaled $31.0 million. Working capital was $76.1 million at June 30, 2010. The ratio of current assets to current liabilities was 3.18 to 1 at June 30, 2010. Net cash provided by operating activities was $30.5 million for the six-months ended June 30, 2010, compared to $9.5 million for the six-months ended June 30, 2009.

The overall increase in cash provided by operations for the period ended June 30, 2010, compared to the period ended June 30, 2009 is mainly due to the collection of payments from Bluewater on the remainder of the amounts owed on the MinDOC I project. We collected $29.2 million while only incurring $7.2 million in costs on additional project scope performed on a time and material basis.

Net cash used in investing activities for the six-months ended June 30, 2010, was $8.1 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the six-months ended June 30, 2010 was $1.7 million representing approximately one-third of the cost of constructing a gate for the graving dock at our Gulf Marine facilities. The graving dock gate will be completed in September 2010. Also included in capital expenditures for the period was $4.1 million for a fabrication shop and warehouse in the west yard of our Gulf Island facility to support our increase in marine activities.

Net cash used in financing activities for the six-months ended June 30, 2010, was $225,000, consisting of $52,000 provided by the exercise of stock options, $12,000 provided by the tax benefit of stock options exercised and $289,000 used to pay dividends on common stock.

An adverse change in the anticipated payment stream from Bluewater could cause an additional strain on our liquidity and other resources. Also, job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. However, we believe that during the remainder of the year, our cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and meet our working capital needs.

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

There have been no material changes in the Company’s market risks during the six months ended June 30, 2010. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes during the fiscal quarter ended June 30, 2010 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Deepwater Horizon incident could have a material adverse effect on our oil and gas fabrication operations.

In April 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire, resulting in one of the most significant oil spills in U.S. history. As a result, on May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which has been preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010, which is currently being challenged in court. As a result, deepwater drilling operations in the Gulf of Mexico have been suspended. Additionally, as a result of regulatory actions by the Department of the Interior, there has been a “de facto” moratorium on drilling in the shallow waters of the Gulf of Mexico, although a limited number of new permits have been issued recently.

We believe that the Deepwater Horizon incident is likely to result in increased exploration and production costs, increased regulation of deepwater drilling operations and greater difficulty in obtaining drilling permits. Any one or more of these may cause some of our customers to decrease or eliminate drilling activities in the Gulf of Mexico, which could have a material adverse effect on our business.

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

On May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which has been preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010, which is currently being challenged in court. As a result, deepwater drilling operations in the Gulf of Mexico have been suspended and two of the ATP wells originally scheduled for completion in the third and fourth quarters of 2010 are not expected to be completed until 2011, causing further delay to their field development and causing us to extend our projected payment schedule through the fourth quarter of 2012 beginning in mid-year 2010. We previously projected the payment schedule to extend over a fourteen-month period beginning in mid-year 2010. Our projected payment schedule may be subject to further adjustment as a result of any additional moratorium or other regulatory responses to the Deepwater Horizon disaster, changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees to receive any remaining amounts from Bluewater or ATP if the limited overriding royalty interest does not fund the $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Ninth Amendment to Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to the Company’s Form 8-K filed July 16, 2010.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2010, announcing the scheduled time for the release of its 2010 second quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

/s/ Robin A. Seibert
By:
Robin A. Seibert
Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 30, 2010

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company’s Registration Statement on Form S-1 filed on February 14, 1997 (Registration No. 333-21863).

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to the Company’s Form 8-K filed July 16, 2010.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2010, announcing the scheduled time for the release of its 2010 second quarter earnings and its quarterly conference call.

E-1