Form 10-Q
period 2010-09-30
GULF ISLAND FABRICATION INC
filed 2010-10-29
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the Registrant’s common stock, no par value per share, outstanding as of October 29, 2010 was 14,318,501.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,696	$8,751
Contracts receivable, net	54,599	76,555
Contract retainage	11,215	875
Costs and estimated earnings in excess of billings on uncompleted contracts	7,768	17,973
Prepaid expenses	2,875	2,983
Inventory	4,558	4,224
Deferred tax assets	1,489	1,513

	118,200	112,874

Property, plant and equipment, net	197,429	200,459
Long-term contracts receivable, net	21,451	12,313
Other receivables	5,907	5,854
Other assets	674	675

Total assets	$343,661	$332,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,038	$16,518
Billings in excess of costs and estimated earnings on uncompleted contracts	12,292	8,935
Accrued employee costs	5,263	4,737
Accrued expenses	3,272	2,059
Income taxes payable	737	124

Total current liabilities	31,602	32,373
Deferred tax liabilities	26,655	26,001

Total liabilities	58,257	58,374

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,318,501 and 14,307,878 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	9,833	9,770
Additional paid-in capital	90,886	90,311
Retained earnings	184,685	173,720

Total shareholders’ equity	285,404	273,801

Total liabilities and shareholders’ equity	$343,661	$332,175

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$60,733	$76,631	$205,282	$240,763
Cost of revenue	53,798	65,413	184,174	209,448

Gross profit	6,935	11,218	21,108	31,315
General and administrative expenses	1,997	2,051	6,084	6,247

Operating income	4,938	9,167	15,024	25,068

Other income (expense):
Interest expense	(19)	(23)	(57)	(58)
Interest income	1,044	81	2,363	101
Other	23	2	1,054	4

	1,048	60	3,360	47

Income before income taxes	5,986	9,227	18,384	25,115

Income taxes	2,524	3,241	6,985	8,916

Net income	$3,462	$5,986	$11,399	$16,199

Per share data:
Basic earnings per share - common shareholders	$0.24	$0.41	$0.79	$1.12

Diluted earnings per share - common shareholders	$0.24	$0.41	$0.79	$1.12

Weighted-average shares	14,318	14,293	14,316	14,293
Effect of dilutive securities: employee stock options	2	2	9	2

Adjusted weighted-average shares	14,320	14,295	14,325	14,295

Cash dividend declared per common share	$0.01	$0.01	$0.03	$0.12

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2010	14,307,878	$9,770	$90,311	$173,720	$273,801
Exercise of stock options	3,300	4	47	—	51
Income tax benefit from exercise of stock options and vesting of restricted stock	—	—	12	—	12
Net income	—	—	—	11,399	11,399
Issuance of common stock restricted stock vesting	9,330	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,007)	(2)	(29)	—	(31)
Compensation expense restricted stock	—	61	545	—	606
Dividends on common stock	—	—	—	(434)	(434)

Balance at September 30, 2010	14,318,501	$9,833	$90,886	$184,685	$285,404

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$11,399	$16,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,412	13,764
Deferred income taxes	678	2,182
Compensation expense - stock compensation plans	606	484
Excess tax benefit from share-based payment arrangements	(12)	—
Changes in operating assets and liabilities:
Contracts receivable	12,818	(4,784)
Contract retainage	(10,340)	(152)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,205	206
Prepaid expenses and other assets	108	640
Other receivables	(53)	1,436
Inventory	(334)	770
Accounts payable	(6,480)	(473)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,357	(22,532)
Accrued employee costs	495	664
Accrued expenses	1,213	(1,518)
Income taxes payable	625	789

Net cash provided by operating activities	38,697	7,675

Cash flows from investing activities:
Capital expenditures, net	(11,381)	(12,060)
Proceeds on the sale of equipment	—	500

Net cash used in investing activities	(11,381)	(11,560)

Cash flows from financing activities:
Proceeds from exercise of stock options	51	—
Excess tax benefit from share-based payment arrangements	12	—
Payments of dividends on common stock	(434)	(1,727)

Net cash used in financing activities	(371)	(1,727)

Net change in cash and cash equivalents	26,945	(5,612)
Cash and cash equivalents at beginning of period	8,751	13,839

Cash and cash equivalents at end of period	$35,696	$8,227

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. Certain items in 2009 have been reclassified to conform to the 2010 financial statement presentation.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2 – BLUEWATER and ATP CONTRACTS RECEIVABLE SUBJECT TO OVERRIDING ROYALTY INTEREST

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

Amounts due from Bluewater and ATP subject to our overriding royalty interest included in contract receivables are as follows:

	September 30, 2010	December 31, 2009
Total Bluewater and ATP contracts receivable subject to overriding royalty interest, less discount	$38,061	$38,764
Less Bluewater and ATP contracts receivable subject to overriding royalty interest expected after one year	21,451	12,313

	16,610	26,451
Other current contracts receivable including all customers and Bluewater and ATP contracts receivable not subject to overriding royalty interest	37,989	50,104

Current contracts receivable, net, per balance sheet	$54,599	$76,555

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In response to the Deepwater Horizon disaster, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations on May 28, 2010, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. In addition, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the shallow water of the Gulf of Mexico, although a limited number of permits have been issued recently.

As a result, two of the ATP wells originally scheduled for completion in the third and fourth quarters of 2010 are not expected to be completed until 2011, causing further delay to their field development and causing us to extend our projected payment schedule through the fourth quarter of 2012 beginning in mid-year 2010. We previously projected the payment schedule to extend over a fourteen-month period beginning in mid-year 2010. Our projected payment schedule may be subject to further adjustment as a result of any additional regulatory responses to the Deepwater Horizon disaster, changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees to receive any remaining amounts from Bluewater or ATP if the limited overriding royalty interest does not fund the entire $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall. Through October 29, 2010, we received $3.4 million of payments related to our overriding royalty interest.

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

NOTE 3 – OTHER RECEIVABLES

At September 30, 2010, we have recorded $5.9 million in “Other receivables” related to an insurance claim for costs that we have determined are recoverable under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to this claim in our income statement and will not record any gains until the claim is settled.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 4 – CONTINGENICIES

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to the LDEQ in September 2008 and it was later approved with stipulations. After sampling, we filed a report with the LDEQ in mid July 2010 and now await the agency’s review. At September 30, 2010 we have recorded $340,000 in Accrued Expenses, which is the current estimated cost to remediate the site and includes professional fees such as engineering and consulting costs.

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

At September 30, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.2 million. As of October 29, 2010, $10.4 million of these letters of credit outstanding expired, which increased the unused portion of the Revolver to $50.2 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of September 30, 2010, the Company was in compliance with these covenants.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 – CONTRACT COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended September 30, 2010 were 29.2% compared to 32.3% for the three-month period ended September 30, 2009. Pass-through costs, as a percentage of revenue, for the nine-month period ended September 30, 2010 were 37.2% compared to 36.4% for the nine-month period ended September 30, 2009.

During the current quarter, the Company revised its remaining estimates for one of its contracts, which resulted in an increase to gross margin during the period of $928,000. This revision was attributed primarily to a favorable materials variance on the project and additional labor incurred related to the testing phase and final delivery.

NOTE 7 – INCOME TAXES

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2010 was 42.2% and 38.0% compared to effective tax rates of 35.1% and 35.5%, respectively, for the comparable periods of 2009. The increase from the three-month and nine-month periods in 2009 relates primarily to the Federal Work Opportunity Tax Credits (WOTC) available to us in 2009, which were no longer available in 2010, a decrease in the Federal qualified production activities income deduction due to a decrease in activity at our Texas facility, and an increase in Louisiana state income tax apportionments for 2010.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Basic:
Numerator:
Net Income	$3,462	$5,986	$11,399	$16,199

Less: Net income attributable to participating securities (unvested restricted stock)	37	56	121	148

Net income attributable to common shareholders	$3,425	$5,930	$11,278	$16,051

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,318	14,293	14,316	14,293

Basic earnings per share - common shareholders	$0.24	$0.41	$0.79	$1.12

Diluted:
Numerator:
Net Income	$3,462	$5,986	$11,399	$16,199

Less: Net income attributable to participating securities (unvested restricted stock)	35	55	117	135

Net income attributable to common shareholders	$3,427	$5,931	$11,282	$16,064

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,318	14,293	14,316	14,293
Effect of dilutive securities:
Employee stock options	2	2	9	2

Denominator for dilutive earnings per share-weighted-average shares	14,320	14,295	14,325	14,295

Diluted earnings per share - common shareholders	$0.24	$0.41	$0.79	$1.12

NOTE 9 – SUBSEQUENT EVENTS

On October 28, 2010, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable December 1, 2010 to shareholders of record on November 15, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2010, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana
October 29, 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include the risk factors set forth in Item 1A. herein, as well as those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2009. Such factors include, among others, the timing and extent of changes in the prices of oil and gas; regulatory changes; the timing of new projects and our ability to obtain them; competitive factors in the heavy marine fabrication industry; and our ability to attract and retain qualified production employees at acceptable compensation rates.

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

As of September 30, 2010, we had a revenue backlog of $140.3 million and a labor backlog of approximately 1.4 million man-hours, which consists of work remaining at September 30, 2010 and commitments received through October 29, 2010, compared to the revenue backlog of $136.8 million and a labor backlog of 1.5 million man-hours reported in our Form 10-K at December 31, 2009. Our backlog as of September 30, 2010 does not include any amounts associated with a Letter of Authorization on a deepwater Gulf of Mexico project we received and announced on September 20, 2010.

Of the backlog at September 30, 2010, $32.0 million, or 22.8%, of total backlog, represented projects destined for deepwater locations compared to $7.7 million, or 5.6%, of projects destined for deepwater locations included in the December 31, 2009 backlog.

Included in the backlog at September 30, 2010 is $38.6 million, or 27.5% of total backlog, related to a project destined for a foreign location compared to none included in the backlog at December 31, 2009.

Of the backlog at September 30, 2010, we expect to recognize revenues of approximately $57.8 million (41.0%) during the fourth quarter of 2010 and the remaining $82.5 million during calendar year 2011 and thereafter.

Workforce

As of September 30, 2010, we had approximately 1,250 employees and approximately 15 contract employees, compared to approximately 1,395 employees and approximately 50 contract employees as of December 31, 2009.

Results of Operations

Our revenue for the three-month and nine-month periods ended September 30, 2010 was $60.7 million and $205.3 million, respectively, compared to $76.6 million and $240.8 million for the three-month and nine-month periods ended September 30, 2009. This represents a decrease of 20.7% and 14.7%, respectively.

The following factors contributed to the decrease in revenues for the three-month and nine-month periods ended September 30, 2010:

•

Man-hours worked have decreased. The amount of man-hours worked was 625,000 and 2.0 million during the three-month and nine-month periods ended September 30, 2010, compared to 811,000 and 2.5 million for the comparative periods ended September 30, 2009.

•

The most significant impact of the reduction in man-hours worked was to our Texas facility which is a direct result of the reduction in new job awards for deepwater projects. Since 2006, the majority of the work performed at our Texas facility was on larger deepwater projects. The MinDOC hull was the last large deepwater project fabricated in our Texas facility and it sailed in November 2009. Since then, the fabrication awards for the facility have been limited to large diameter tanks, multi-size modules and a 10,000 ton lifting system. Consequently, the continued decrease in activity in our Texas facility contributed to the majority of the decrease in man-hours worked and the reduction in the labor force.

For the three-month and nine-month periods ended September 30, 2010, gross profit was $6.9 million (11.4% of revenue) and $21.1 million (10.3% of revenue), respectively, compared to $11.2 million (14.6% of revenue) and $31.3 million (13.0% of revenue), respectively, for the three-month and nine-month periods ended September 30, 2009. Billable man-hours decreased due to the reduction in work volume at our Texas facility, contributing to the decrease in gross margin for the three-month and nine-month periods ended September 30, 2010. The current low level of production man-hours at our Texas facility does not allow us to cover certain fixed costs. Although we have taken steps to reduce costs at the facility while awaiting the award of some larger oil and gas fabrication projects, certain fixed costs cannot be eliminated.

The Company’s general and administrative expenses were $2.0 million and $6.1 million for the three-month and nine-month periods ended September 30, 2010. This compares to $2.1 million and $6.2 million for the three-month and nine-month periods ended September 30, 2009. As a percentage of revenue, general and administrative expenses were 3.3% and 3.0%, compared to 2.7% and 2.6%, of revenue for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

The Company had net interest income of $1.0 million for the three-month period ended September 30, 2010, compared to net interest income of $58,000 for the three-month period ended September 30, 2009. The Company had net interest income of $2.3 million for the nine-month period ended September 30, 2010, compared to net interest income of $43,000 for the nine-month period ended September 30, 2009. The increase in interest income is primarily related to the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. For additional information, see footnote 2 to the consolidated financial statements.

The Company had other income of $23,000 for the three-month period ended September 30, 2010, compared to $2,000 for the three-month period ended September 30, 2009. The Company had other income of $1.1 million for the nine-month period ended September 30, 2010, compared to $4,000 for the nine-month period ended September 30, 2009. The increase in other income for the nine-month periods in 2010 is a result of the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2010 was 42.2% and 38.0% compared to effective tax rates of 35.1% and 35.5%, respectively, for the comparable periods of 2009. The increase from the three-month and nine-month periods in 2009 relates primarily to the Federal Work Opportunity Tax Credits (WOTC) available to us in 2009, which were no longer available in 2010, a decrease in the Federal qualified production activities income deduction due to a decrease in activity at our Texas facility, and an increase in Louisiana state income tax apportionments for 2010.

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

At September 30, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $20.2 million. As of October 29, 2010, $10.4 million of these letters of credit outstanding expired, which increased the unused portion of the Revolver to $50.2 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of September 30, 2010, the Company was in compliance with these covenants.

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the agreed upon $90 million owed on the MinDOC I project. For additional information, see Note 2 to the consolidated financial statements contained herein.

At September 30, 2010, our cash and cash equivalents totaled $35.7 million. Working capital was $86.6 million at September 30, 2010. The ratio of current assets to current liabilities was 3.74 to 1 at September 30, 2010. Net cash provided by operating activities was $38.7 million for the nine-months ended September 30, 2010, compared to $7.7 million for the nine-months ended September 30, 2009.

This increase was mainly due to an improvement in the change in our net contract position of $37.3 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. Changes to our contract position include changes in contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. We collected $33.8 million on the remaining amounts owed on the MinDOC I project during the nine months ending September 30, 2010, which was the primary factor contributing to the improvement. We anticipate that future collections of the $45.8 million balance remaining on the MinDOC I project at September 30, 2010 will continue to positively affect the change in our net contract position.

Partially offsetting the change in our net contract position was our earnings decrease of $4.8 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to the decrease in manhours worked. The amount of man-hours worked was 2.0 million during the nine-month period ended September 30, 2010, compared to 2.5 million for the comparative period ended September 30, 2009.

Net cash used in investing activities for the nine-months ended September 30, 2010, was $11.4 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the nine-months ended September 30, 2010 was $1.9 million representing approximately one-third of the cost of constructing a gate for the graving dock at our Gulf Marine facilities. The graving dock gate will be completed in the first quarter of 2011. Also included in capital expenditures for the period was $5.5 million for a fabrication shop and warehouse in the west yard of our Gulf Island facility to support our increase in marine activities.

Net cash used in financing activities for the nine-months ended September 30, 2010, was $371,000, consisting of $51,000 provided by the exercise of stock options, $12,000 provided by the excess tax benefit of stock options exercised and $434,000 used to pay dividends on common stock.

An adverse change in the anticipated payment stream from Bluewater could cause a strain on our liquidity and other resources. Also, job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. However, we believe that for the next twelve months, our cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and meet our working capital needs.

We may expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us; however, there can be no assurance that amounts will be available or commercial terms acceptable.

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

There have been no material changes in the Company’s market risks during the nine months ended September 30, 2010. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There have been no changes during the fiscal quarter ended September 30, 2010 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In April 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire, resulting in one of the most significant oil spills in U.S. history. As a result, on May 28, 2010, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined. On July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. Additionally, as a result of regulatory actions by the Department of the Interior, there has been a “de facto” moratorium on drilling in the shallow waters of the Gulf of Mexico, although a limited number of new permits have been issued recently. It is not possible to estimate whether or when drilling operations in the Gulf of Mexico will return to normal activity levels.

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

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. to restructure the payment terms for the agreed upon $90 million owed to us on the MinDOC project. In connection with this restructure, Bluewater agreed to pay us $48 million of the $90 million agreed upon contract amount pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us is set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty will revert back to Bluewater.

In response to the Deepwater Horizon disaster, the Department of Interior imposed a six-month moratorium on offshore deepwater drilling operations on May 28, 2010, the enforcement of which was preliminarily enjoined, and on July 12, 2010, the Department of Interior imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the Department of Interior lifted the moratorium on deepwater drilling. In addition, as a result of regulatory actions by the Department of Interior, there has been a “de facto” moratorium on drilling in the shallow water of the Gulf of Mexico, although a limited number of permits have been issued recently.

As a result, two of the ATP wells originally scheduled for completion in the third and fourth quarters of 2010 are not expected to be completed until 2011, causing further delay to their field development and causing us to extend our projected payment schedule through the fourth quarter of 2012 beginning in mid-year 2010. We previously projected the payment schedule to extend over a fourteen-month period beginning in mid-year 2010. Our projected payment schedule may be subject to further adjustment as a result of any additional regulatory responses to the Deepwater Horizon disaster, changes in the price of oil and gas, the amount of oil and gas produced, increases in expenses associated with producing the oil and gas and changes in the anticipated production schedule.

While we believe the available oil and gas reserves for the properties subject to our limited overriding royalty interest significantly exceed $48 million, we have no guarantees to receive any remaining amounts from Bluewater or ATP if the limited overriding royalty interest does not fund the entire $48 million balance. To the extent the limited overriding royalty interest does not fund all or a part of the $48 million, we will be required to recognize a charge against earnings, which may be significant depending on the shortfall. Through October 29, 2010, we received $3.4 million of payments related to our overriding royalty interest.

Item 6.	Exhibits

3.1	Composite Amended and Restated Articles of Incorporation of the Company incorporated by reference to the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed March 19, 1997 (Registration No. 333-21863).

10.1	Ninth Amendment to Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to the Company’s Form 8-K filed July 16, 2010.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 18, 2010, announcing the scheduled time for the release of its 2010 third quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/S/ ROBIN A. SEIBERT
Robin A. Seibert Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 29, 2010

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Amended and Restated Articles of Incorporation of the Company incorporated by reference to the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and Restated through February 28, 2008, incorporated by reference to the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to Amendment No. 2 to the Company’s Form S-1 filed March 19, 1997 (Registration No. 333-21863).

10.1	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to the Company’s Form 8-K filed July 16, 2010.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 18, 2010, announcing the scheduled time for the release of its 2010 third quarter earnings and its quarterly conference call.

E-1