Form 10-K
period 2010-12-31
GULF ISLAND FABRICATION INC
filed 2011-02-28
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter time that the registrant was required to submit and post such files).     Yes      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2010 was approximately $ 214,548,356.

The number of shares of the registrant’s common stock, no par value per share, outstanding February 28, 2011 was 14,346,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2011 Annual Meeting of Shareholders to be held April 28, 2011 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

General

We are a leading fabricator of offshore drilling and production platforms, hull and deck sections of floating production platforms and other specialized structures used in the development and production of offshore crude oil and natural gas (“oil and gas”) reserves. The company was incorporated in 1985 by a group of investors, including Alden J. “Doc” Laborde, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 630 acres, of which 283 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators, L.P. (“Gulf Marine”) located on 372 acres in San Patricio and Nueces Counties, Texas.

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”) (performing marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services”) (performing offshore and onshore fabrication and construction services), Southport, L.L.C. (“Southport”) (specializing in the fabrication of living quarters for offshore platforms), Gulf Island Resources, L.L.C. (“Gulf Island Resources”) (hiring of laborers with similar rates and terms as those provided by contract labor service companies), and Gulf Marine.

Other Developments

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

Website and Electronic Posting Disclosures

Our website address is www.gulfisland.com. We make available on or through our website, without charge, on the day such material is filed with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The

SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOC’s), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, and fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration, load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. We also fabricate multiple processing modules installed in petro-chemical plants. We now provide our customers with what we believe is the greatest amount of fabrication facilities on the Gulf of Mexico. Gulf Island Marine can fabricate towboats, barges, lift boats, offshore support vessels and mid-body sections for offshore supply vessels. Our Dry Dock has the capacity to lift 9,000 tons and is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

We use modern welding and fabrication technology, and all of our products are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, American Society of Mechanical Engineers, American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. See “Safety and Quality Assurance.”

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

Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections so that much of their fabrication is done on the ground. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and “roll up” the section, which is then joined to another uprighted section. When a jacket is complete and ready for launch, it is pulled along the skidway onto a launch barge, which is gradually de-ballasted to compensate for the weight of the structure as more of it moves aboard the barge. Using ocean-going tugs, the barge and jacket are transported to the offshore installation site.

Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, oil and gas separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and we believe that we can construct some of the largest decks at our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect our share of the market for deck construction.

In November 2009, we delivered the first deepwater dry tree drilling and production platform built in the United States. The MinDOC hull weighs approximately 19,000 short tons. The hull has three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections. A vertical inner tube runs the full length of each leg and houses a variety of equipment used to ballast as well as instruments collecting data for stability. The MinDOC hull has a similar look to a Semisubmersible but has characteristics of a SPAR hull. The hull has a 40 year design life and the overall length and diameter of the columns is dictated by the amount of topsides payload the customer desires. It has superior stability and a higher load capacity over Semisubmersibles and SPARs. Its risers are tensioned by a hydraulic riser system rather than air cans or buoyancy cans used on SPARs. The platform is held in place by a 12 point mooring system, four mooring lines per column.

The deck sections that sit on top of the hull can be configured in a traditional rectangular shape or in a T-type configuration. The T-Type configuration is the method that was chosen for the MinDOC Project. Two deck sections were fabricated by Gulf Island with a combined weight of approximately 6,000 short tons.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections and hulls for use with TLPs of any size. TLPs, MinDOCs and other floating concepts are the alternatives of choice for deepwater drilling and production platforms.

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

Through Dolphin Services, we also provide interconnect piping services on offshore platforms, inshore steel and wood structure construction and fabrication of pressure vessels and large and small packaged skid units. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Gulf Island main yard, Dolphin Services can fabricate jackets up to 100 feet tall, along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification. Dolphin Services also serves state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

Facilities and Equipment

Facilities. Our corporate headquarters and Gulf Island’s main fabrication yard are located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 36,000 square feet of administrative offices, 267,000 square feet of covered fabrication area, over 17,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits load out of heavy structures.

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

Our marine company is now located in the west yard with two buildings providing an additional 5,400 square feet for administrative offices, 55,000 square feet of covered fabrication area and 16,400 square feet of warehouse area. One building is a new fabrication shop that is 125 feet wide and 400 feet deep with a 54 foot under hook height. This new building houses 4 twenty-ton overhead cranes and allows us to fabricate boat sections and panels under a covered fabrication area on the west yard. The other building is a new warehouse and office building that is 200 feet long and 80 feet wide. Included in its warehouse area is 4,800 square feet of climate controlled storage, which now gives our Gulf Island facilities a total of 7,200 square feet. The marine company also utilizes an expanded covered area connected to the panel line building which is open at both ends and is approximately 24,600 square feet.

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

Dolphin Services operates from a 30-acre site located approximately a quarter of a mile from Gulf Island’s main yard on a channel adjacent to the Houma Navigation Canal. The facility includes a 9,900 square foot building for administrative staff, approximately 32,000 square feet of covered fabrication area, 1,500 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 990 linear feet of water frontage, of which 660 feet is steel bulkhead.

Gulf Marine’s south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication or assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. Gulf Marine’s Specialized Lifting Device (SLD) is located in the south yard and is used to perform heavy lifts of up to 4,000 tons such as ship integration and TLP module integration, load and offload jack-up drilling rigs or production hulls, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi submersible transport vessels. In addition, the graving dock measures 600 feet long by 250 feet wide and 40 feet deep. It has a reinforced concrete slab floor, sheet pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, has a removable sheet piled wall supported by steel struts. The wall is being replaced by the gate described below. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor. The graving dock was constructed to facilitate the fabrication and assembly of certain components of the MinDOC hull. Although the graving dock was constructed to facilitate the MinDOC hull, it can be used for fabricating any floating structure that will fit within its perimeters and can also be used for ship and floating rig repair.

During 2009, Gulf Marine began construction of a gate for the graving dock expected to be completed in the late first quarter or early second quarter of 2011. The graving dock gate is a steel barge like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240’ long x 35’ wide x 40’ deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock requires pumps, the gate is equipped with piping to allow the gate to be flooded without the use pumps. The removal and installation of the gate is a much shorter duration than the current process involving sheet pile removal and installation. Removal of the gate will be accomplished within a day and installation and de-ballasting is estimated to take 3-4 days, whereas installation and removal of sheet piles would take well over a month and require replacing sheet piles quite often. This process improvement enables the dry-docking of vessels for repairs on a relatively quick turnaround and opens up new markets at our Gulf Marine facility.

Gulf Marine’s north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet for administrative staff, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, MinDOC, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

We own all of the foregoing properties.

Equipment. Gulf Island’s main yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines, Gulf Island can double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island’s yards. Gulf Island may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island owns six rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and they provide more agility for the movement of deck sections throughout the yard than cranes. Gulf Island owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island performs routine repairs and maintenance on all of its equipment.

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

Gulf Island’s panel line system, located in its west yard, consists of six individual in-line fully automated systems utilized to cut, weld, and assemble panels to be used in marine vessel construction. The first station consists of an ESAB Avenger 3 Plasma cutting table for high speed cutting and beveling of steel plates and shapes. The second station incorporates an Ogden Model OSWS-5600 single sided welder complete with an electro magnetic plate holding system whereby two steel plates are automatically welded together in a single pass utilizing a multiple sub arc welding process. This process can be repeated up to four times with a result of a single panel having an overall dimension of 40 by 50 feet. An ESAB Avenger 3-13 plate marking and cutting machine is positioned at the third station which lays out the welded panels, marks the applicable locations for stiffeners installation, and cuts the plate to required configurations. The fourth station utilizes an Ogden Model SF-5600 stiffener fitting system to properly align and tack in place the plate stiffeners. The fifth station consists of an Ogden Model SW-5600-3 multiple stiffener welding system whereby three longitudinal plate stiffeners can be automatically welded (both sides) in a single operation performing continuous or intermittent welding of the stiffeners. There is also an automated conveyor system that operates along the panel line which transfers the panels from station to station. The sixth station is a vertical lifting system that elevates the fabricated panels to the required height for transportation to the field.

Gulf Island Marine owns a 9,000 ton Dry Dock used to supplement our marine construction operations in Houma. The Dry Dock is 240 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 foot walls above the bottom. The Dry Dock is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

Dolphin Services owns three spud barges for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons each. Dolphin Services also owns three Manitowoc 4100 cranes with lifting capacities of 200 to 230 tons each and two smaller crawler cranes with lifting capacities of 60 tons each. Dolphin also owns a Model 2516 tug boat with two 300 horsepower engines. This boat is 26 feet long by 16 feet wide and is used to push our three spud barges and to reduce costs on tug rentals.

Gulf Marine’s SLD is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410-foot booms are 100 feet apart and provide a lifting height of 317 feet from the water. The unit is powered electro-hydraulically with each drum winch driven independently by two hydraulic motors. The lifting rate utilizing the double drum winch is 1.25 feet per minute and utilizing a single drum winch is 2.5 feet per minute. Gulf Marine also owns 13 crawler cranes, which range in tonnage capacity from 230 to 660 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. Gulf Marine owns six rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) similar to those in our Houma facility.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. Recently, prices for raw materials used to produce steel, such as iron ore and coal, have increased. Demand for steel has also increased both domestically and abroad. Standard delivery from a steel mill is about 8-10 weeks. However, domestic steel mills are currently not confirming new orders, neither to price nor delivery, due to demand. Foreign mills are offering firm orders, but delivery lead-time is longer by an additional 8-10 weeks. Steel prices have increased 25% to 30% from November 2010 to now, with such prices expected to continue and/or increase further through most of 2011. We often negotiate escalation clauses in our contract terms to increase the contract price proportionally with the increase of cost of materials purchased during the life of the contract.

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

We fabricate to the standards and regulations of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, American Bureau of Shipping, United States Coast Guard and specific customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

The quality management systems of Gulf Island, Gulf Island Marine, Dolphin Services, Southport and Gulf Marine are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform sub-contract work for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 73% of our revenue. Our international sales fluctuate from year-to-year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 1% and 25% of revenue during each of the last five years, and accounted for 3%, 1% and 20% of revenue for the years ended December 31, 2010, 2009 and 2008, respectively.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC ), 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.), and 54% of revenue in 2008 (37% for Bluewater Industries, Inc. and 17% for Daewoo Shipbuilding and Marine Engineering, Ltd.). In addition, at December 31, 2010, 99% of our backlog, which consists of work remaining at December 31, 2010 and commitments received through February 28, 2011, was attributable to 23 projects involving 12 customers. Of our backlog at December 31, 2010, 64.1% is for one customer. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to project construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

	2010				2009				2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	28%	30%	24%	18%	27%	25%	25%	23%	29%	28%	22% a	21%
Gross profit	32%	29%	30%	9%	30%	21%	28%	21%	44%	39%	12% a	5%
Net income	34%	26%	27%	13%	30%	19%	29%	22%	46%	41%	10% a	3%
Direct labor hours (in 000’s)	663	672	625	443	857	791	811	697	967	1,019	931 a	903

a.	We experienced approximately 3 weeks of downtime at our Houma facilities and 5 days of downtime at our Texas facilities as a result of the hurricanes that struck the Gulf Coast during the third quarter of 2008.

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

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project.

As of December 31, 2010, we had a revenue backlog of $486.1 million and a labor backlog of approximately 3.8 million man-hours remaining to work, which consists of work remaining at December 31, 2010 and commitments received through February 28, 2011, compared to the revenue backlog of $136.8 million and a labor backlog of 1.5 million man-hours reported as of December 31, 2009. Our backlog as of December 31, 2010 includes amounts associated with a contract for the fabrication and integration of the topsides on a deepwater Gulf of Mexico project we received and announced on November 23, 2010. Of the backlog at December 31, 2010, 64.1% represents projects for one major global oil and gas company.

Of the backlog at December 31, 2010, $343.4 million, or 70.6%, represented projects destined for deepwater locations compared to $19.9 million, or 14.5%, of projects destined for deepwater locations included in the December 31, 2009 backlog. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

Of the backlog at December 31, 2010, we expect to recognize revenues of approximately $304.6 million (62.7%) during calendar year 2011, $177.5 million during calendar year 2012 and the remaining $4.0 million thereafter.

Government and Environmental Regulation

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Ocean Energy, Management and Enforcement (“BOEM”) of the Department of Interior (“DOI”). This agency replaced the former Minerals Management Service. The Secretary of the Interior, through the BOEM, is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, we depend on the demand for our services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in annual expenditures between $450,000 to $700,000. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, marine vessel fabrication and repair activities performed at our facilities, and operating vessels owned by us, that are covered in either the provisions of the Jones Act or U.S. Longshoreman and Harbor Workers Act (“USL&H”). These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels and our fabrication and repair of customer vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against us for, among other things, personal injury, death, property damage, pollution and loss of business.

In addition, our operations are subject to extensive government regulation by the United States Coast Guard, as well as various private industry organizations such as the American Petroleum Institute, American Society of Mechanical Engineers, American Welding Society and the American Bureau of Shipping.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects, general liability insurance and maritime employer’s liability insurance which are also subject to deductibles and coverage limitations. The Company and our subsidiaries, Gulf Island, Dolphin Services and Gulf Island Marine are self-insured for workers’ compensation and USL&H claims except for losses in excess of $300,000 per occurrence. Gulf Marine and Gulf Island Resources’ workers’ compensation and USL&H coverage is similar to that of Gulf Island, Dolphin Services and Gulf Island Marine, except that the coverage is subject to a $300,000 per occurrence deductible. Dolphin Steel Sales’ workers’ compensation and USL&H coverage is similar to Gulf Marine and Gulf Island Resources except that the coverage is subject to no retention per occurrence. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2010 and 2009, we had approximately 1,250 and 1,400 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The workforce was reduced during 2010 as a cost reduction measure. Due to the recent award of significant contracts, we will again focus on hiring employees in 2011 to meet the increasing level of activity. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we may pay, or both. If either of these occurred in the near-term the profits expected from work in progress could be reduced or eliminated and in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and the growth potential could be impaired. In an effort to maintain our current workforce and attract new employees in periods of high activity, we have enhanced several incentive programs and expanded our training facility to train our employees on productivity and safety matters.

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

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand, but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services.

If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent wage increases could not be passed on to our customers, our production capacity could be diminished and growth potential could be impaired.

Our backlog is subject to change and may be adversely affected by the loss of or failure to secure deepwater projects.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project.

Deepwater projects have historically represented a significant part of our backlog. With respect to backlog at December 31, 2010, $343.4 million, or 70.6%, represented mostly two projects destined for deepwater locations. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. In addition, our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, marine vessel fabrication and repair activities performed at our facilities, and operating vessels owned by us, that are covered in either the provisions of the Jones Act or USL&H. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability.

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

Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

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

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot, per item installed, etc. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates; and

•	changes in estimates or bidding.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. See “Business and Properties—Customer and Contracting.”

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

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC ), 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.), and 54% of revenue in 2008 (37% for Bluewater Industries, Inc. and 17% for Daewoo Shipbuilding and Marine Engineering, Ltd.). The loss of a significant customer for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

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

Our business is highly dependent on our ability to utilize the Houma Navigational Canal.

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

At December 31, 2010, we have recorded $5.9 million, net of advances received from our insurance provider, in “Other receivables” related to an insurance claim for costs that we have determined are recoverable under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to this claim in our income statement and will not record any gains until the claim is settled.

The $5.9 million claim relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. In addition, we have one crane with a carrying value of approximately $2.9 million that is pending determination from the insurance carrier whether to repair or replace that crane. Our insurance provider has filed a declaratory judgment action in U.S. District Court, Eastern District of Louisiana seeking to deny insurance coverage of the costs of renting cranes to mitigate business-interruption damages that might otherwise have been incurred as a result of the accident. We are defending ourselves from the insurer’s request for a declaratory judgment that crane-rental coverage is limited to $450,000, when in fact we believe there is coverage for all amounts that have been, or will be, expended under the terms of the policy.

A hearing was held in January 2011 and we are awaiting a final ruling from that hearing with respect to our claim. We intend to continue to pursue this matter through these legal proceedings and although there can be no assurances made as to the ultimate outcome, we, in consultation with outside legal counsel, believe it is probable that all of our claim will ultimately be fully recoverable under our insurance policies. In January 2011, we deposited a $1.1 million check from our insurance provider toward the total loss of the damaged crane discussed above involved in the accident, without prejudice to our continuing to pursue full recovery.

The Deepwater Horizon incident could have a material adverse effect on our oil and gas fabrication operations.

In April 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire, resulting in one of the most significant oil spills in U.S. history. As a result, on May 28, 2010, the DOI imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined. On July 12, 2010, the DOI imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the DOI lifted the moratorium on deepwater drilling. Although the moratorium has been lifted, the BOEM has issued regulations regarding safety, environmental matters and drilling and may take additional actions that could adversely affect drilling activity in the Gulf of Mexico. It is not possible to estimate whether or when drilling operations in the Gulf of Mexico will return to normal activity levels.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the United States and the Jones Act. See Note 6 to the Notes to the Consolidated Financial Statements for additional information concerning our outstanding proceedings. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Reserved

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of February 28, 2011. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	63	Chairman of the Board and Chief Executive Officer
Kirk J. Meche	48	President and Chief Operating Officer
Robin A. Seibert	54	Vice President—Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer
William G. Blanchard	52	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Francis A. Smith, Jr.	61	President and Chief Executive Officer of Gulf Marine Fabricators, L.P. (fabrication subsidiary)

Kerry J. Chauvin has served as Chairman of the Board since April 2001. Mr. Chauvin has served as the Chief Executive Officer since January 1990 and as President from inception until January 2009. Mr. Chauvin also served as Chief Operating Officer from January 1989 to January 1990.

Kirk J. Meche became President and Chief Operating Officer in January 2009. Mr. Meche served as the Executive Vice President—Operations from 2001 to 2009. Mr. Meche was President and Chief Executive Officer of Gulf Marine Fabricators from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island from February 2001 until January 2006.

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

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of February 28, 2011, we had approximately 3,100 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2010
First Quarter	$22.80	$16.70	$.01
Second Quarter	27.74	14.18	.01
Third Quarter	18.54	14.47	.01
Fourth Quarter	30.56	18.01	.01

Fiscal Year 2009
First Quarter	$16.90	$4.92	$.10
Second Quarter	17.45	7.61	.01
Third Quarter	20.65	13.00	.01
Fourth Quarter	22.90	17.31	.01

Our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding for the first quarter of 2009. For the remaining quarters of 2009, our Board of Directors reduced the quarterly dividend to $0.01 per share in order to preserve cash, further strengthen our balance sheet and enhance our financial flexibility. Our dividends for 2009 totaled $1.9 million. In each quarter of 2010, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, totaling $579,000. On February 24, 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, payable March 28, 2011 to shareholders of record on March 14, 2011. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2010.

				Current Program
Period	Total number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1 to 31, 2010	—		—	—	—
November 1 to 30, 2010	—		—	—	—
December 1 to 31, 2010	4,690	[a]	$29.84	—	—

Total	4,690	[a]	$29.84	—	—

a.	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations on restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2005 to December 31, 2010, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2006 at closing prices on December 31, 2005 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec06	Dec07	Dec08	Dec09	Dec10
Gulf Island Fabrication, Inc.		53.52	-12.97	-53.86	48.02	34.27
S&P 500 Index		15.79	5.49	-37.00	26.46	15.06
S&P 500 Oil & Gas Equipment & Services		15.54	47.90	-59.18	59.79	39.28

	Base Period Jan. 1, 06	INDEXED RETURNS Years Ending
Company / Index		Dec06	Dec07	Dec08	Dec09	Dec10
Gulf Island Fabrication, Inc.	100	153.52	133.61	61.64	91.24	122.52
S&P 500 Index	100	115.79	122.16	76.96	97.33	111.99
S&P 500 Oil & Gas Equipment & Services	100	115.54	170.88	69.76	111.47	155.25

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2010 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2010	2009	2008	2007	2006 (1)
	(in thousands, except per share data)
Income Statement Data:
Revenue	$248,286	$311,529	$420,507	$472,739	$312,181
Cost of revenue	225,015	272,064	368,211	415,901	273,768

Gross profit	23,271	39,465	52,296	56,838	38,413
General and administrative expenses	7,947	8,257	9,451	10,359	9,137

Operating income	15,324	31,208	42,845	46,479	29,276
Net interest income (2)	5,021	986	172	384	(114)
Other, net income (expense)	1,014	(55)	(97)	(10)	1,261

Income before income taxes	21,359	32,139	42,920	46,853	30,423
Income taxes	8,266	11,335	13,898	15,686	9,098

Net income	$13,093	$20,804	$29,022	$31,167	$21,325

Income Summary Data:
Basic earnings per share—common shareholders	$0.90	$1.44	$2.03	$2.19	$1.54

Diluted earnings per share—common shareholders	$0.90	$1.44	$2.02	$2.17	$1.53

Basic weighted-average common shares	14,318	14,294	14,258	14,161	13,812

Adjusted weighted-average common shares	14,329	14,295	14,292	14,260	13,876

Cash dividend declared per common share	$0.04	$0.13	$0.40	$0.40	$0.30

	As of December 31,
	2010	2009	2008	2007	2006
			(in thousands)
Balance Sheet Data:
Working capital	$112,111	$80,501	$63,060	$57,384	$54,551
Property, plant and equipment, net	197,652	200,459	204,695	188,766	155,440
Total assets	334,856	332,175	349,270	325,213	251,448
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (3)	2,403	3,156	3,820	3,582	3,315
Backlog as of December 31, (4)
Direct labor hours	3,837	1,495	2,321	3,682	4,028
Dollars	$486,146	$136,766	$209,823	$330,445	$429,080

(1)	Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators located in San Patricio and Nueces Counties, Texas.
(2)

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. to restructure the payment terms of the remaining $90 million owed on the MinDOC I project. We received a limited overriding royalty interest for $48 million of this amount as part of this agreement. On November 29, 2010, we sold the overriding royalty interest. As a result of this agreement and subsequent sale of our overriding royalty interest, we recognized $4.6 million and $961,000 as interest income during the years ended December 31, 2010 and 2009, respectively.

(3)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(4)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects for which we have a signed contract and a customer has authorized us to begin work or purchase materials. The backlog as of each year end includes commitments received following December 31st, as described in Item 1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

Our results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) our ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) our ability to manage those contracts to successful completion. The level of exploration and development activity is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, changes in technology and changes in the regulatory environment, including new permitting processes and increased regulation imposed on domestic oil and gas exploration by the Bureau of Ocean Energy, Regulation and Enforcement.

We believe the downturn in the oil and gas industry that began in late 2008 brought on by the rapid decline in oil and gas prices adversely impacted our business during 2009 and 2010, but will begin to reverse in 2011. Oil prices have continued to increase since they fell below $40 a barrel in early 2009 and are now $80 to $90 a barrel and could possibly increase further. As a result, the ability of oil and gas producers to raise capital has improved and bidding activity, particularly for deepwater projects, has increased. We believe margins will begin to improve as production volumes increase based on projects currently in our backlog. Cost reduction measures were taken during the last two years and will continue to be monitored as production levels increase. We will continue to focus on managing the increasing costs of raw materials and restoring our labor force. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas and our customer’s cost of regulatory compliance, which at this time is difficult to predict. However, we believe current oil prices will be maintained and supported by domestic and foreign demand and as the changing domestic regulatory environment can be managed profitably by our customers.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project.

As of December 31, 2010, we had a revenue backlog of $486.1 million and a labor backlog of approximately 3.8 million man-hours remaining to work, which consists of work remaining at December 31, 2010 and commitments received through February 28, 2011, compared to the revenue backlog of $136.8 million and a labor backlog of 1.5 million man-hours reported as of December 31, 2009. Our backlog as of December 31, 2010 includes amounts associated with a contract for the fabrication and integration of the topsides on a deepwater Gulf of Mexico project we received and announced on November 23, 2010. Of the backlog at December 31, 2010, 64.1% represents projects for one major global oil and gas company.

Of the backlog at December 31, 2010, $343.4 million, or 70.6%, represented projects destined for deepwater locations compared to $19.9 million, or 14.5%, of projects destined for deepwater locations included in the December 31, 2009 backlog. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

Of the backlog at December 31, 2010, we expect to recognize revenues of approximately $304.6 million (62.7%) during calendar year 2011, $177.5 million during calendar year 2012 and the remaining $4.0 million thereafter.

Workforce

During 2010, our workforce ranged from approximately 1,250 to 1,400. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2010, our use of contract labor ranged from approximately 10 to 40 contract laborers.

The workforce was reduced during 2010 as a cost reduction measure. Due to the recent award of significant contracts, we will again focus on hiring employees in 2011 to meet the increasing level of activity.

Critical Accounting Policies

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. No revenues were recorded at December 31, 2010 related to unapproved change orders. We had $468,000 of change orders, approved as to scope but not price, recorded at December 31, 2009 that were approved in the first quarter of 2010. We had $6.9 million of change orders, related to re-measure issues primarily involving one customer, recorded at December 31, 2008. These issues were settled and resulted in the recognition of an additional $400,000 of revenue in the first quarter of 2009. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $1.3 million, $1.4 million, and $1.2 million in the years ended December 31, 2010, 2009, and 2008, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

For the twelve month period ended December 31, 2010, our revenue was $248.3 million, a decrease of 20.3%, compared to $311.5 million in revenue for the twelve month period ended December 31, 2009. The following factors contributed to the decrease in revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009:

•

Man-hours worked have decreased from 3.2 million for the twelve-month period ended December 31, 2009 to 2.4 million during the twelve-month period ended December 31, 2010, representing a decrease of 25.0%.

•

The most significant impact of the reduction in man-hours worked was to our Texas facility which is a direct result of the reduction in new job awards for deepwater projects. Since 2006, the majority of the work performed at our Texas facility was on larger deepwater projects. The MinDOC hull was the last large deepwater project fabricated in our Texas facility and it sailed in November 2009. Until November 23, 2010, the fabrication awards for the facility have been limited to large diameter tanks, multi-size modules and a 10,000 ton lifting system. Consequently, the decrease in activity at our Texas facility during 2010 contributed to the majority of the decrease in man-hours.

For the twelve month periods ended December 31, 2010 and 2009, gross profit was $23.3 million (9.4% of revenue) for 2010 and $39.5 million (12.7% of revenue) for 2009. The low level of production man-hours at our Texas facility during 2010 did not allow us to cover certain fixed costs, which contributed to the decrease in gross margin. Although we reduced costs at the facility, certain fixed costs could not be eliminated. With the recent award of the contract for the fabrication and integration of the topsides on a deepwater Gulf of Mexico project, as evidenced in backlog, in 2011 we anticipate gross margins will improve as the man-hours worked increase at our Texas facility.

Our general and administrative expenses were $7.9 million for the twelve month period ended December 31, 2010. This compares to $8.3 million for the twelve-month period ended December 31, 2009. Although the absolute dollar value was less, the percentage of revenue, general and administrative expenses were 3.2% of revenue compared to 2.7% of revenue for the twelve month periods ended December 31, 2010 and 2009, respectively. The reduction in general and administrative expenses for the twelve-month period ended December 31, 2010 compared to December 31, 2009 was primarily due to a reduction in the number of personnel and related cost (salaries, wages and benefit related costs). Also contributing to the reduction of general and administrative costs was a reduction in professional service fees.

We had net interest income of $5.0 million for the twelve month period ended December 31, 2010, compared to net interest income of $986,000 for the twelve month period ended December 31, 2009. The increase in interest income is primarily related to interest income recognized with respect to the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I project. On November 29, 2010, we sold the limited overriding royalty interest with respect to this arrangement to an undisclosed buyer. See Note 2 to in the Notes to the Consolidated Financial Statements.

We had other income of $1.0 million for the twelve months ended December 31, 2010, compared to a $55,000 loss for the twelve months ended December 31, 2009. The increase in other income is a result of the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective rate was 38.7% for the twelve-month period ended December 31, 2010, compared to 35.3% for the twelve-month period ended December 31, 2009. The increase relates primarily to the Federal Work Opportunity Tax Credits (WOTC) available to us in 2009, which were no longer available in 2010, a decrease in the Federal qualified production activities income deduction due to a decrease in activity at our Texas facility, and an increase in Louisiana state income tax apportionments for 2010. We believe in 2011 our effective tax rate will decrease with the expected increase in activity at our Texas facility and, as a result, the increase in the Federal qualified production activities income deduction.

Comparison of the Years Ended December 31, 2009 and 2008

For the twelve month period ended December 31, 2009, our revenue was $311.5 million, a decrease of 25.9%, compared to $420.5 million in revenue for the twelve month period ended December 31, 2008. The following factors contributed to the decrease in revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008:

•	Lack of jobs added to the backlog for several quarters.

•

Pass through cost decreased 4.6% from 41.2% of revenue for the twelve month period ended December 31, 2008 to 36.6% for the twelve month period ended December 31, 2009, see Note 12 in the Notes to the Consolidated Financial Statements.

•

The amount of man-hours worked decreased from 3.8 million for the twelve-month period ended December 31, 2008 to 3.2 million during the twelve-month period ended December 31, 2009, representing a decrease of 15.8%.

We had $468,000 of change orders, approved as to scope but not price, recorded at December 31, 2009 that were approved in the first quarter of 2010. We had $6.9 million of change orders, related to re-measure issues primarily involving one customer, recorded at December 31, 2008. These issues were settled and resulted in the recognition of an additional $400,000 of revenue in the first quarter of 2009.

For the twelve month periods ended December 31, 2009 and 2008, gross profit was $39.5 million (12.7% of revenue) for 2009 and $52.3 million (12.4% of revenue) for 2008.

The following factors contributed to the increase in gross margin percentage for the twelve months ended December 31, 2009:

•

Activity levels in 2009 allowed us to decrease our reliance on contract labor used to supplement our labor force necessary to complete the major projects in progress. Generally, contract labor employees perform less efficiently than company employees, which is normally due to the amount of training, work experience and turnover. During 2009, our weighted-average number of contract employees was 70 employees compared to 294 contract employees for 2008, a reduction of 76.2%. During the twelve months ended December 31, 2009, contract labor represented 7.6% of man-hours worked, compared to 19.0% for the twelve months ended December 31, 2008. As of December 31, 2009, the total number of contract employees in all facilities is 53.

•	Cost reduction measures, including a reduction in overhead labor costs, were undertaken since the fourth quarter of 2008 to meet the decline in economic conditions we experienced beginning in 2009.

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

We had net interest income of $986,000 for the twelve month period ended December 31, 2009, compared to net interest income of $172,000 for the twelve month period ended December 31, 2008. The increase in interest income is primarily related to the amortization of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I project, see Note 2 in the Notes to the Consolidated Financial Statements.

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

At December 31, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $9.7 million. As of February 28, 2011, $8.2 million of these letters of credit outstanding expired, which increased the unused portion of the Revolver to $58.5 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of December 31, 2010, the Company was in compliance with these covenants.

At December 31, 2010, our cash and cash equivalents totaled $88 million. Working capital was $112.1 million at December 31, 2010. The ratio of current assets to current liabilities was 7.06 to 1 at December 31, 2010. Net cash provided by operating activities was $96.1 million for the year ended December 31, 2010, compared to $11.0 million for the year ended December 31, 2009. This increase was due to an improvement in our net contract position of $95.7 million for the twelve months ended December 31, 2010 as compared to the twelve months ended December 31, 2009. The change in net contract position primarily resulted from our collection of the remaining $75.4 million on the MinDoc project during the twelve months ended December 31, 2010. Changes to our contract position include changes in contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall positive increase in these contract related accounts represents more cash on hand for future working capital needs and less cash utilized by contracts in progress

Partially offsetting the change in our net contract position was our earnings decrease of $7.7 million for the twelve months ending December 31, 2010, compared to the twelve months ending December 31, 2009, due to the decrease in man-hours worked. The amount of man-hours worked was 2.4 million during the twelve-month period ending December 31, 2010 as compared to 3.2 million for the twelve-month period ending December 31, 2009.

Net cash used in investing activities for the year ended December 31, 2010, was $16.5 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the twelve months ended December 31, 2010 was $6.2 million for a fabrication shop and warehouse in the west yard of our Gulf Island facility to support our increase in marine activities. Also included in capital expenditures for the period was $3.0 million representing approximately one-half of the cost of constructing a gate for the graving dock at our Gulf Marine facilities. The graving dock gate is expected to be completed in the late first quarter or early second quarter of 2011.

We anticipate capital expenditures for 2011 to be approximately $35.0 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $1.4 million for the completion of the graving dock gate located in our Gulf Marine facilities. The gate will allow us to open and close the entrance of the graving dock within a few days as opposed to a few weeks. We believe the new gate will improve our efficiency and enhance services to our customers through a shorter dock turn-around. Also included is $10.8 million for two Manitowac 18000 cranes, each with a lifting capacity of 660 tons, for our Gulf Marine facilities. These cranes were delivered in the first quarter of 2011. This additional lifting capacity creates greater efficiencies as we work on future deepwater projects. In addition, $4.0 million is included for six additional KAMAG Type 2406 modular transporters to be delivered to our Gulf Island facilities in the third quarter of 2011. These additional transporters will create more scheduling flexibility for our customers and provide additional efficiencies during project assembly and load-out.

The $354,000 of net cash used in financing activities for the year ended December 31, 2010 included $101,000 of proceeds from the exercise of stock options and $124,000 of excess tax benefits associated with the share-based payment arrangements less $579,000 in payments of dividends on common stock.

We believe that for the next twelve months, our cash on hand, our cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and meet our working capital needs. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. We may also expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us; however, there can be no assurance that amounts will be available on commercial terms acceptable to us.

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2010, (in thousands).

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment—equipment (1)	$15,000	$15,000	$—	$—	$—
Purchase commitment—material and services (2)	4,631	4,631	—	—	—

	$19,631	$19,631	$—	$—

(1)	“Purchase commitment—equipment” is a commitment related to purchase order agreements.
(2)	“Purchase commitment—material and services” is a commitment related to purchase order agreements.

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

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-19 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 34.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2011

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	100,800		$18.88	68,036
Equity compensation plans not approved by security holders	0			0

Total	100,800	(1)		68,036	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2010, these shares would represent .70% of our then total outstanding shares.

(2)	As of December 31, 2010, there were 63,357 shares remaining available for issuance under the 2002 Long-Term Incentive Plan, and 4,679 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in the our definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

dry tree system:	A system in which a platform’s well control valves and apparatus (“christmas trees”) and risers are installed and operated above water.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (MinDOC, TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

graving dock:	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2008:	International Standards of Operations 9001-2008 - Defines quality management system of procedures and goals for certified companies.

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

G-1

Min DOC:	Minimum Deepwater Operating Concept. Floating production platform designed for stability and dynamic response to waves consisting of three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 28, 2011

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$88,072	$8,751
Contract receivables, net	13,042	76,555
Contract retainage	11,000	875
Costs and estimated earnings in excess of billings on uncompleted contracts	6,513	17,973
Prepaid expenses and other	3,674	2,983
Inventory	4,265	4,224
Deferred tax assets	1,301	1,513
Income tax receivable	2,755	—

Total current assets	130,622	112,874
Property, plant and equipment, net	197,652	200,459
Long-term contracts receivable, net	—	12,313
Other receivables	5,907	5,854
Other assets	675	675

Total assets	$334,856	$332,175

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,262	$16,518
Billings in excess of costs and estimated earnings on uncompleted contracts	7,215	8,935
Accrued employee costs	4,506	4,737
Accrued expenses	1,528	2,059
Income taxes payable	—	124

Total current liabilities	18,511	32,373
Deferred tax liabilities	29,153	26,001

Total liabilities	47,664	58,374

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,340,971 and 14,307,878 shares issued and outstanding at December 31, 2010 and December 31, 2009	9,846	9,770
Additional paid-in capital	91,112	90,311
Retained earnings	186,234	173,720

Total shareholders’ equity	287,192	273,801

Total liabilities and shareholders’ equity	$334,856	$332,175

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$248,286	$311,529	$420,507
Cost of revenue	225,015	272,064	368,211

Gross profit	23,271	39,465	52,296
General and administrative expenses	7,947	8,257	9,451

Operating income	15,324	31,208	42,845
Other income (expense):
Interest expense	(76)	(77)	(41)
Interest income	5,097	1,063	213
Other, net	1,014	(55)	(97)

	6,035	931	75

Income before income taxes	21,359	32,139	42,920
Income taxes	8,266	11,335	13,898

Net income	$13,093	$20,804	$29,022

Earnings per share data:
Basic earnings per share—common shareholders	$0.90	$1.44	$2.03

Diluted earnings per share—common shareholders	$0.90	$1.44	$2.02

Cash dividend declared per common share	$0.04	$0.13	$0.40

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders Equity
	Shares	Amount
Balance at January 1, 2008	14,214,736	$9,560	$87,853	$131,500	$228,913
Exercise of stock options	63,000	96	863	—	959
Income tax benefit from exercise of stock options	—	—	542	—	542
Net income	—	—	—	29,022	29,022
Issuance of common stock restricted stock vesting	17,560	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,263)	(3)	(27)	—	(30)
Compensation expense restricted stock	—	44	395	—	439
Compensation expense non-qualified stock options	—	10	87	—	97
Dividends on common stock	—	—	—	(5,735)	(5,735)

Balance at December 31, 2008	14,293,033	$9,707	$89,713	$154,787	$254,207
Exercise of stock options	1,400	2	19	—	21
Income tax benefit from exercise of stock options	—	—	24	—	24
Net income	—	—	—	20,804	20,804
Issuance of common stock restricted stock vesting	16,240	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,795)	(6)	(55)	—	(61)
Compensation expense restricted stock	—	60	544	—	604
Compensation expense non-qualified stock options	—	7	66	—	73
Dividends on common stock	—	—	—	(1,871)	(1,871)

Balance at December 31, 2009	14,307,878	$9,770	$90,311	$173,720	$273,801
Exercise of stock options	6,000	10	91	—	101
Income tax benefit from exercise of stock options	—	—	124	—	124
Net income	—	—	—	13,093	13,093
Issuance of common stock restricted stock vesting	33,790	—	—	—	—
Cancellation of common stock restricted stock vesting	(6,697)	(17)	(156)	—	(173)
Compensation expense restricted stock	—	83	742	—	825
Dividends on common stock	—	—	—	(579)	(579)

Balance at December 31, 2010	14,340,971	$9,846	$91,112	$186,234	$287,192

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income	$13,093	$20,804	$29,022
Depreciation	19,282	18,512	17,489
Amortization expense	—	—	—
Impairment expense	—	—	—
Deferred income taxes	3,364	5,137	5,450
Excess tax benefits from share-based payment arrangements	(124)	(24)	(542)
Compensation expense—stock compensation plans	825	677	536
Changes in operating assets and liabilities:
Contracts receivable, net	75,826	8,146	(18,267)
Contract retainage	(10,125)	(263)	(182)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,460	(7,834)	3,516
Prepaid expenses, inventory and other assets	(732)	1,142	1,854
Other receivables	(53)	1,640	(7,494)
Income tax receivable	(2,631)	—	—
Accounts payable	(11,256)	(547)	(1,015)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,720)	(30,996)	(335)
Accrued employee costs	(404)	(1,284)	(1,491)
Accrued expenses	(531)	(2,370)	2,010
Income taxes payable	(124)	(1,752)	(3,700)

Net cash provided by operating activities	$96,150	$10,988	$26,851

Cash flows from investing activities:
Capital expenditures, net	(16,475)	(15,250)	(33,418)
Proceeds from the sale of equipment	—	1,000	—

Net cash used in investing activities	(16,475)	(14,250)	(33,418)

Cash flows from financing activities:
Proceeds from exercise of stock options	101	21	959
Excess tax benefit from share-based payment arrangements	124	24	542
Payments of dividends on common stock	(579)	(1,871)	(5,735)

Net cash used in financing activities	(354)	(1,826)	(4,234)

Net increase (decrease) in cash and cash equivalents	79,321	(5,088)	(10,801)
Cash and cash equivalents at beginning of period	8,751	13,839	24,640

Cash and cash equivalents at end of period	$88,072	$8,751	$13,839

Supplemental cash flow information:
Interest paid	$72	$71	$45

Income taxes paid, net of refunds	$7,644	$7,893	$12,128

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Structures and equipment fabricated by the Company include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; barges; lift boats; offshore support vessels and mid-body sections for offshore supply vessels. The Company also provides services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo.; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services.

Operating Cycle

The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts. However, any variation from normal contract terms would cause classification of assets and liabilities as long-term. See Note 2 and 17 for further explanation.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The principal customers of the Company include major and large independent oil and gas companies and their contractors. This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, the Company extends credit to its customers on a short-term basis. The Company routinely reviews its accounts receivable balances and makes provisions for probable doubtful accounts as it deems appropriate.

Stock-Based Compensation

Awards under the Company’s stock-based compensation plans are accounted for under a fair-value based measurement method.

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Accrued Employee Cost—Workers Compensation Liability

The Company and its subsidiaries Gulf Island, Gulf Island Marine and Dolphin Services are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported. Our workers compensation liability balance was $1.4 million and $800,000 as of December 31, 2010 and 2009, respectively.

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

Fair Value Measurements

The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgements and estimates. Valuation techniques used to measure fair value maximize the use of relevent observable inputs and

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimize the use of unobservable inputs. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique. As of December 31, 2010, none of our assets or liabilities require fair value determination.

Revenue Recognition

The Company uses the percentage-of-completion accounting method for construction contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to estimated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus the costs incurred on the contract during the period.

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. No revenues were recorded at December 31, 2010 related to unapproved change orders. We had $468,000 of change orders, approved as to scope but not price, recorded at December 31, 2009 that were approved in the first quarter of 2010. We had $6.9 million of change orders, related to re-measure issues primarily involving one customer, recorded at December 31, 2008. These issues were settled and resulted in the recognition of an additional $400,000 of revenue in the first quarter of 2009. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $1.3 million, $1.4 million, and $1.2 million in the years ended December 31, 2010, 2009, and 2008, respectively.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the basis differences reverse.

Uncertain tax positions are recognized only when they are more likely than not to be sustained upon audit. Interest and penalties on uncertain tax positions are recorded in income tax expense. Our federal tax returns have been examined and settled through the 2007 tax year. There were no material uncertain tax positions to record for the years presented in these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. BLUEWATER AGREEMENT

On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. (“Bluewater”) to restructure the payment terms for the remainder of the amounts owed, estimated to be $90 million, on the MinDOC I project. Bluewater, an engineering consulting firm, contracted with ATP to oversee the fabrication of the MinDOC I hull and topsides. The amount owed to us on the project at the time of the arrangement was $64.5 million. An additional $25.5 million was billed on the project under this arrangement through completion, which occurred in stages during the fourth quarter of 2009. Additional changes in the scope of the project in excess of the $90 million were approved by Bluewater and ATP through change orders. Change orders outside of the restructured payment agreement were fully paid as of December 31, 2010. There were $8.1 million of change orders outside of the restructured payment agreement reflected in contracts receivable as of December 31, 2009. Change orders were paid in cash and were not part of our restructured payment arrangement.

Bluewater agreed to pay $42 million of the amount owed in seven equal installments of $6 million each, with the first payment due September 5, 2009 and each subsequent payment due on the 5th day of each calendar month through March 5, 2010. We received the entire $42 million in payments from Bluewater.

Bluewater agreed to pay the remaining $48 million owed to us pursuant to the assignment of all of its right, title and interest in the Conveyance of Overriding Royalty Interest between Bluewater and ATP. The interest we received from Bluewater is a limited overriding royalty interest because the amount to be received by us was set not to exceed $48 million. Upon cumulative receipt of the $48 million, the limited overriding royalty would revert back to Bluewater. As of November 29, 2010, we received $3.4 million pursuant to our limited overriding royalty interest. On November 29, 2010, we sold the limited overriding royalty interest to an undisclosed buyer for an aggregate purchase price of $39.3 million, all of which has been paid to us by December 31, 2010. As a result of the sale, the assignment of the overriding royalty interest terminated, and the royalty interest has been transferred to the buyer.

We discounted the final estimated contract price on the MinDOC 1 project by $11.0 million, applying discount rates of 10% to the $42 million installment component and 18% to the $48 million royalty interest component, which resulted in a reduction in contract revenue related to the discount to be recognized as interest income in future periods. We recognized $4.6 million and $961,000 of the discount as interest income during the years ended December 31, 2010 and 2009, respectively.

There are no amounts due from Bluewater and ATP subject to our overriding royalty interest included in contract receivables at December 31, 2010. At December 31, 2009, $38.8 million of our contracts receivable were subject to the overriding royalty interest, net of the discount, of which $12.3 million was expected to be paid after one year.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2010	2009
Completed contracts
Current receivables	$2,458	$45,667
Long term receivables due after one year	—	12,313
Contracts in progress:
Current receivables	10,632	30,942
Retainage due within one year	11,000	875

	24,090	89,797
Less allowance for doubtful accounts	48	54

	$24,042	$89,743

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2010	2009
Costs incurred on uncompleted contracts	$164,095	$495,595
Estimated profit earned to date	27,644	62,818

	191,739	558,413
Less billings to date	192,441	549,375

	$(702)	$9,038

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,513	$17,973
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,215)	(8,935)

	$(702)	$9,038

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2010	2009
	(in Years)
Land	n/a	$9,227	$9,227
Buildings	25	55,272	53,243
Machinery and equipment	10 to 25	167,370	161,274
Furniture and fixtures	3 to 5	4,179	3,852
Transportation equipment	3 to 5	3,038	3,095
Improvements	15	77,016	75,994
Construction in progress	n/a	8,273	6,333

		324,375	313,018
Less accumulated depreciation		126,723	112,559

		$197,652	$200,459

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2010, 2009, and 2008, the Company expensed $2.7 million, $3.3 million, and $6.8 million, respectively, related to these leases. The Company’s equipment lease expense increased significantly in 2008 as a result of increased crane capacity requirements of its major projects.

6. OTHER RECEIVABLES

At December 31, 2010, we have recorded $5.9 million, net of advances received from our insurance provider, in “Other receivables” related to an insurance claim for costs that we have determined are recoverable under our various insurance policies. Certain costs that were deemed unrecoverable based on either our insurance coverage or our deductibles related to these insurance claims were expensed at the time incurred. The amounts of the deductibles associated with our various insurance policies are generally based on a percentage of the repair costs. Until all property is restored to pre-damaged condition, we will incur costs for repairs and record the deductibles accordingly. We have not recorded any gains related to this claim in our income statement and will not record any gains until the claim is settled.

The $5.9 million claim relates to costs incurred in connection with an accident that occurred in April 2008 at our Texas facility involving four cranes. This amount represents costs incurred by us to rent replacement cranes while our damaged cranes were repaired. In addition, we have one crane with a carrying value of approximately $2.9 million that is pending determination from the insurance carrier whether to repair or replace that crane. Our insurance provider has filed a declaratory judgment action in U.S. District Court, Eastern District of Louisiana seeking to deny insurance coverage of the costs of renting cranes to mitigate business-interruption damages that might otherwise have been incurred as a result of the accident. We are defending ourselves from the insurer’s request for a declaratory judgment that crane-rental coverage is limited to $450,000, when in fact we believe there is coverage for all amounts that have been, or will be, expended under the terms of the policy.

A hearing was held in January 2011 and we are awaiting a final ruling from that hearing with respect to our claim. We intend to continue to pursue this matter through these legal proceedings and although there can be no assurances made as to the ultimate outcome, we, in consultation with outside legal counsel, believe it is probable that all of our claim will ultimately be fully recoverable under our insurance policies. In January 2011, we deposited a $1.1 million check from our insurance provider toward the total loss of the damaged crane discussed above involved in the accident, without prejudice to our continuing to pursue full recovery.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2010, we settled claims in connection with the hurricanes that hit the Gulf Coast in 2008. We recorded other income of $1.1 million for the twelve-month period ended December 31, 2010 as a result of recovering amounts under our flood and property policies in excess of our damages and related costs.

7. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$29,153	$26,001

	29,153	26,001
Deferred tax assets:
Employee benefits	541	345
Uncompleted contracts	375	539
Stock based compensation expense	224	182
State net operating loss	—	263
Other	161	184

Total deferred tax assets:	1,301	1,513

Net deferred tax liabilities:	$27,852	$24,488

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2010	2009	2008
Current:
Federal	$4,496	$5,864	$8,278
State	406	334	170

Total current	4,902	6,198	8,448

Deferred:
Federal	3,085	4,860	5,340
State	279	277	110

Total deferred	3,364	5,137	5,450

Income taxes	$8,266	$11,335	$13,898

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2010	%	2009	%	2008	%
U.S. statutory rate	$7,476	35.0%	$11,249	35.0%	$15,022	35.0%
Increase (decrease) resulting from:
State income taxes	893	4.2	397	1.2	280	0.7
Qualified Production Activities
Income—Deduction	(205)	(1.0)	(269)	(0.8)	(561)	(1.3)
Federal Work Opportunity Tax Credit	—	—	(117)	(0.4)	(741)	(1.7)
Other	102	0.5	75	0.3	(102)	(0.3)

Income tax expense	$8,266	38.7%	$11,335	35.3%	$13,898	32.4%

8. LINE OF CREDIT

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

At December 31, 2010, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $9.7 million. As of February 28, 2011, $8.2 million of these letters of credit outstanding expired, which increased the unused portion of the Revolver to $58.5 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of December 31, 2010, the Company was in compliance with these covenants.

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

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to the LDEQ in September 2008 and it was later approved with stipulations. After sampling, we filed a report with the LDEQ in mid July 2010 and now await the agency’s review. We have recorded $450,000 of estimated cost to remediate the site which includes professional fees such as engineering and consulting costs. We have expended $117,000 of this accrual and $333,000 remains accrued at December 31, 2010 which represents costs to remediate the site once approval is received from the agency.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SALES TO MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. Through the Company’s marine fabrication subsidiary, its customer base is expanding into other industries that utilize marine vessels. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Sales to customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2010	2009	2008
Eni US Operating Co. Inc.	$38,497	$36,677	$—
American Electric Power Service Corporation	27,858	—	—
Versabuild, LLC	27,407	—	—
Bluewater Industries, Inc.	—	112,011	154,127
Daewoo Shipbuilding and Marine Engineering, Ltd.	—	—	72,355

11. INTERNATIONAL SALES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Sales of fabricated structures for delivery outside of the United States accounted for 3%, 1%, and 20% of the Company’s revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009	2008
	(In millions)
Location:
United States	$240.9	$309.5	$337.5
International	7.4	2.0	83.0

Total	$248.3	$311.5	$420.5

12. CONTRACT COSTS

Pass-through costs are material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the year ended December 31, 2010, were 36.1% compared to 36.6% and 41.2% for the years ended December 31, 2009 and 2008, respectively.

13. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the Retirement Plan. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2010, 2009, and 2008, the Company contributed a total of $2.1 million, $2.3 million, and $2.9 million, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2010 and 2009 were as follows (in thousands, except per share data):

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$69,259	$75,290	$60,733	$43,004
Gross profit	7,438	6,735	6,935	2,163
Net Income	4,505	3,432	3,462	1,694
Basic EPS	0.31	0.24	0.24	0.12
Diluted EPS	0.31	0.24	0.24	0.12

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenue	$84,999	$79,133	$76,631	$70,766
Gross profit	11,759	8,338	11,218	8,150
Net Income	6,200	4,013	5,986	4,605
Basic EPS	0.43	0.28	0.41	0.32
Diluted EPS	0.43	0.28	0.41	0.32

As presented above, revenue was $43.0 million as compared to $70.8 million for the three month periods ended December 31, 2010 and 2009, respectively. Contributing to the decrease, man-hours worked were 443,000 hours during the three-month period ended December 31, 2010, compared to 697,000 for the comparable period ended December 31, 2009. The most significant impact of the reduction in man-hours worked was related to our Texas facility which is a direct result of the reduction in new job awards for deepwater projects. Since 2006, the majority of the work performed at our Texas facility was on larger deepwater projects. During fiscal 2010, the fabrication awards for the facility were limited to large diameter tanks, multi-size modules and a 10,000 ton lifting system, the majority of which sailed by October 2010. The MinDOC hull was the last large deepwater project fabricated in our Texas facility (sailing in November 2009) until we were awarded a contract for the fabrication and integration of the topsides on a deepwater Gulf of Mexico project we received and announced on November 23, 2010. This project will contribute to revenue significantly over the next two years.

Also presented above, gross profit was $2.2 million (5% of revenue) as compared to $8.2 million (11.5% of revenue) for the three-month periods ended December 31, 2010 and 2009, respectively. The reduction in work volume at our Texas facility contributed to the decrease.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2010	2009	2008
Basic:
Numerator:
Net Income	$13,093	$20,804	$29,022
Less: Net income attributable to participating securities (unvested restricted stock)	160	238	110

Net income attributable to common shareholders	$12,933	$20,566	$28,912

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,318	14,294	14,258

Basic earnings per share—common shareholders	$0.90	$1.44	$2.03

Diluted:
Numerator:

Net income	$13,093	$20,804	$29,022
Less: Net income attributable to participating securities (unvested restricted stock)	154	220	110

Net income attributable to common shareholders	$12,939	$20,584	$28,912

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,318	14,294	14,258
Effect of dilutive securities:
Employee stock options	11	1	34

Denominator for dilutive earnings per share-weighted-average shares	14,329	14,295	14,292

Diluted earnings per share—common shareholders	$0.90	$1.44	$2.02

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. LONG-TERM INCENTIVE PLANS

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

At December 31, 2010, there were approximately 68,000 shares remaining available for future issuance under the Plan and the 2002 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. During 2010, 2009 and 2008, the compensation committee did not grant any stock options under the Incentive Plans.

A summary of the Company’s stock option activity as of December 31, 2010, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	106,800	$18.77
Granted	—	—
Exercised	(6,000)	16.83
Forfeited or expired	—	—

Outstanding at December 31, 2010	100,800	$18.88	3.2	$256

Vested at December 31, 2010	100,800	$18.88	3.2	$256

Exercisable at December 31, 2010	100,800	$18.88	3.2	$256

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $58,000, $11,000, and $1.6 million, respectively.

As of December 31, 2010, all compensation cost related to options granted under the Incentive Plans was recognized. All options granted under the Incentive Plans were vested as of December 31, 2009.

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

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted during 2010 vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. On December 1, 2010 the compensation committee granted 52,100 shares of restricted stock to key employees under the Incentive Plans. The weighted-average grant-date fair value of stock granted during 2010 was $27.09. The compensation committee granted 136,700 shares of restricted stock in 2009 with a weighted-average grant date fair value of $16.66. The compensation committee did not grant any restricted stock during 2008. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2010	168,150	$20.22
Granted	52,100	27.09
Vested	(27,093)	24.38
Forfeited	(13,897)	23.02

Restricted shares at December 31, 2010	179,260	$21.37

As of December 31, 2010, there was $2.7 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of shares vested during the year ended December 31, 2010 was $716,000.

Share-based compensation cost that has been charged against income for the Incentive Plans was $825,000, $677,000 and $536,000 for 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $316,000, $239,000 and $176,000 for 2010, 2009 and 2008, respectively.

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $101,000, $21,000, and $959,000, respectively. The excess tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $124,000, $24,000 and $542,000, respectively, for the years ended December 31, 2010, 2009 and 2008.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SUBSEQUENT EVENTS

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance accumulated on a completed contract to receive $12.5 million, payable in twenty equal monthly installments, with the first payment due on June 30, 2011. The implied interest rate under the terms of the agreement is 9.5%.

On February 24, 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, payable March 28, 2011 to shareholders of record on March 14, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011.

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

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Compose Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through February 28, 2008, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed March 4, 2008.

4.1	Specimen Common Stock Certificate. *

4.2	Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated March 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 26, 2009.

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.7	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.11	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

E-1

EXHIBIT NUMBER

10.12	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.13	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.14	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.15	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of February 19, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.16	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008.

10.17	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.18	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010 incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.19	Change of Control Agreement between the Company and Kerry J. Chauvin dated January 1, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 3, 2011. †

10.20	Change of Control Agreement between the Company and Kirk J. Meche dated January 1, 2011, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 3, 2011. †

10.21	Change of Control Agreement between the Company and Robin A. Seibert dated January 1, 2011, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed January 3, 2011. †

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
^	SEC File Number 000-22303.

E-2