Form 10-Q
period 2011-03-31
GULF ISLAND FABRICATION INC
filed 2011-05-02
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34279

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

567 THOMPSON ROAD HOUMA, LOUISIANA	70363
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 29, 2011 was 14,347,241.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,137	$88,072
Contracts receivable, net	26,664	13,042
Contract retainage	6	11,000
Costs and estimated earnings in excess of billings on uncompleted contracts	18,685	6,513
Prepaid expenses	2,463	3,674
Inventory	4,426	4,265
Deferred tax assets	1,256	1,301
Income tax receivable	7,356	2,755

Total current assets	122,993	130,622

Property, plant and equipment, net	209,814	197,652
Long-term contracts receivable, net	5,916	—
Other receivables	—	5,907
Other assets	674	675

Total assets	$339,397	$334,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,721	$5,262
Billings in excess of costs and estimated earnings on uncompleted contracts	13,920	7,215
Accrued employee costs	3,564	4,506
Accrued expenses	2,518	1,528

Total current liabilities	30,723	18,511
Deferred income taxes	29,158	29,153

Total liabilities	59,881	47,664

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,346,941 and 14,340,971 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	9,862	9,846
Additional paid-in capital	91,255	91,112
Retained earnings	178,399	186,234

Total shareholders’ equity	279,516	287,192

Total liabilities and shareholders’ equity	$339,397	$334,856

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue	$46,348	$69,259
Cost of revenue:
Contract costs	48,226	61,821
Asset impairments	7,690	—

Total cost of revenue	55,916	61,821

Gross profit (loss)	(9,568)	7,438
General and administrative expenses	1,936	2,097

Operating income (loss)	(11,504)	5,341

Other income (expense):
Interest expense	(22)	(17)
Interest income	15	970
Other	—	746

	(7)	1,699

Income (loss) before income taxes	(11,511)	7,040

Income taxes	(4,547)	2,535

Net income (loss)	$(6,964)	$4,505

Per share data:
Basic earnings (loss) per share - common shareholders	$(0.49)	$0.31

Diluted earnings (loss) per share - common shareholders	$(0.49)	$0.31

Weighted-average shares	14,344	14,312
Effect of dilutive securities: employee restricted stock and stock options	—	11

Adjusted weighted-average shares	14,344	14,323

Cash dividend declared per common share	$0.06	$0.01

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2011	14,340,971	$9,846	$91,112	$186,234	$287,192
Net loss	—	—	—	(6,964)	(6,964)
Issuance of common stock restricted stock vesting	8,670	—	—	—	—
Cancellation of common stock restricted stock vesting	(2,700)	(7)	(67)	—	(74)
Compensation expense restricted stock	—	23	210	—	233
Dividends on common stock	—	—	—	(871)	(871)

Balance at March 31, 2011	14,346,941	$9,862	$91,255	$178,399	$279,516

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(6,964)	$4,505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,023	4,811
Impairment expense	7,690	—
Deferred income taxes	50	171
Compensation expense-stock compensation plans	233	201
Changes in operating assets and liabilities:
Contracts receivable	(19,538)	(15,845)
Contract retainage	10,994	(1,301)
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,172)	5,163
Prepaid expenses and other assets	1,211	463
Other Receivable	—	(107)
Inventory	(161)	232
Accounts payable	5,459	(1,754)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,705	7,984
Accrued employee costs	(1,015)	220
Accrued expenses	990	296
Current income taxes	(4,601)	2,362

Net cash provided by (used in) operating activities	(6,096)	7,401

Cash flows from investing activities:
Capital expenditures, net	(18,968)	(2,807)

Net cash used in investing activities	(18,968)	(2,807)

Cash flows from financing activities:
Payments of dividends on common stock	(871)	(145)

Net cash used in financing activities	(871)	(145)

Net change in cash and cash equivalents	(25,935)	4,449
Cash and cash equivalents at beginning of period	88,072	8,751

Cash and cash equivalents at end of period	$62,137	$13,200

The accompanying notes are an integral part of these statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTH

PERIODS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and five of its major subsidiaries are located in Houma, Louisiana, with another major subsidiary located in south Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. Certain items in 2010 have been reclassified to conform to the 2011 financial statement presentation.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 2 – CONTRACT RECEIVABLES AND RETAINAGE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we will receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Since the payment period extends further than twelve months, we discounted the final contract price by $1.4 million, applying a discount rate of 9.5%, which was based on our credit risk analysis. We will recognize the discount as interest income over the twenty month term beginning June 30, 2011, which is consistent with the first scheduled payment of the contract retainage under the original contract. As a result of the financing agreement of the retainage, we reclassified the remaining scheduled payments, net of discount, from contract retainage to current and long-term contracts receivables as of March 31, 2011.

NOTE 3 – OTHER RECEIVABLES

At December 31, 2010, we recorded $5.9 million, net of advances received from our insurance provider, in “Other receivables” related to an insurance claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. Prior to the hearing in January 2011, we deposited a $1.1 million check from our insurance provider for an alleged final payment for the total loss of one of the cranes involved in the accident.

Our insurer disputed this claim, and a hearing was held in January 2011 concerning this matter. On April 8, 2011, we received an unfavorable ruling regarding its claim. As a result, we recognized in the quarter ended March 31, 2011, asset impairments of $5.9 million with respect to the receivable related to the crane rental costs and $1.8 million related to the remaining net book value, after reduction of the $1.1 million check discussed above, associated with the crane involved with the accident that is now deemed a total loss.

We have filed an appeal and intend to continue to pursue this matter through legal proceedings; however, no assurance can be made as to the ultimate outcome of our appeal.

NOTE 4 – LINE OF CREDIT

We have a $60 million revolving credit facility (the “Revolver”) that expires on December 31, 2012. Our Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At March 31, 2011, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $1.5 million, which reduced the unused portion of the Revolver to $58.5 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios. As of March 31, 2011, we were in compliance with these covenants.

NOTE 5 – CONTRACT COSTS

Pass-through costs consist of material and sub-contract costs associated with projects that are included as revenue of a project, but add little or no margin to the project. Pass-through costs, as a percentage of revenue, for the three-month period ended March 31, 2011 were 39.0% compared to 37.2% for the three month period ended March 31, 2010.

At March 31, 2011, we had no unapproved change orders recorded in revenue. At March 31, 2010, we recorded revenue totaling $260,000 related to certain change orders on one project which have been approved as to scope but not price.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $602,000 and $435,000 in the three months ended March 31, 2011 and 2010, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2011	March 31, 2010
Basic:
Numerator:
Net Income (loss)	$(6,964)	$4,505
Less: Net income attributable to participating securities (unvested restricted stock)	—	49

Net income (loss) attributable to common shareholders	$(6,964)	$4,456

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,344	14,312

Basic earnings (loss) per share - common shareholders	$(0.49)	$0.31

Diluted:
Numerator:
Net Income (loss)	$(6,964)	$4,505
Less: Net income attributable to participating securities (unvested restricted stock)	—	47

Net income (loss) attributable to common shareholders	$(6,964)	$4,458

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,344	14,312
Effect of dilutive securities: Employee stock options	—	11

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,344	14,323

Diluted earnings (loss) per share - common shareholders	$(0.49)	$0.31

NOTE 7 – SUBSEQUENT EVENTS

On April 28, 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, payable May 30, 2011 to shareholders of record on May 13, 2011.

On April 8, 2011, we received an unfavorable ruling on an insurance claim for costs incurred in connection with a crane accident that occurred in April 2008. See Note 3 in the Notes to Consolidated Financial Statements.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010, and the condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 29, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statement and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010. Such factors include, among others, the cyclical nature of the oil and gas industry; our ability to attract and retain skilled employees at acceptable compensation rates; the timing of new projects, including deepwater projects, and our ability to obtain them; and competitive factors in the heavy marine fabrication industry.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2010). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of March 31, 2011, we had revenue backlog of $630.4 million and a labor backlog of approximately 5.2 million man-hours, consisting of work remaining on commitments received through April 28, 2011, compared to revenue backlog of $486.1 million and a labor backlog of 3.8 million man-hours as of December 31, 2010. Of our backlog at March 31, 2011, 49.2% is for one customer.

Of the backlog at March 31, 2011, $498.8 million, or 79.1%, represented projects destined for deepwater locations compared to $343.4 million, or 70.6%, in the December 31, 2010 backlog. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

Of the backlog at March 31, 2011, we expect to recognize revenues of approximately $299.9 million (47.6%) during calendar year 2011, $275.1 million during calendar year 2012 and the remaining $55.4 million thereafter.

Workforce

As of March 31, 2011, we had approximately 1,260 employees and approximately 60 contract employees, compared to approximately 1,250 employees and approximately 10 contract employees as of December 31, 2010.

Results of Operations

Our revenue for the three-month period ended March 31, 2011 was $46.3 million, a decrease of 33.1%, compared to $69.3 million for the three-month period ended March 31, 2010.

There were several factors contributing to the reduction of revenue for the three-month period ended March 31, 2011.

•	During the three-month period ended March 31, 2011 the amount of man-hours worked was 449,000 compared to 663,000 man-hours worked for the three-month period ended March 31, 2010.

•

The reduction of production man-hours is a direct result of the reduction in new job awards for deepwater projects. As a result of the reduction in deepwater projects, we were unable to fully utilize our Texas facility’s capabilities during the first quarter of 2011. Consequently, we were limited to much smaller fabrication projects while waiting for an upturn in backlog. On November 23, 2010, we were awarded a deepwater contract for the fabrication and integration of the topsides on a deepwater Gulf of Mexico project. We plan to ramp up our production under this deepwater contract by the third quarter of 2011, and expect this contract will significantly contribute to revenue over the two years from that point.

For the three-month period ended March 31, 2011, gross loss was $9.6 million (20.6% of revenue) compared to gross profit of $7.4 million (10.7% of revenue) for the three-month period ended March 31, 2010. There were several factors contributing to the gross loss for the three-month period ended March 31, 2011.

•

On April 8, 2011,we received an unfavorable ruling on an insurance claim for costs incurred in connection with a crane accident that occurred in April 2008 resulting in us having to record, as expense, $7.7 million related to both the impairment of a receivable and an impairment related to one of the cranes involved in the accident that is now deemed a total loss. See Note 3 in the Notes to Consolidated Financial Statements.

•

Another major factor causing a reduction in margins was the decrease in man-hours due to the temporary reduction in work volume at our Texas facility. The low level of production man-hours did not allow us to cover certain fixed cost at our Texas facility. Although we were awarded a large deepwater project to be fabricated at our Texas facility in November 2010, we do not expect to see a significant increase in man-hours until the second half of 2011.

•

Pass-through costs as a percentage of revenue for the three-month period ended March 31, 2011 were 39.0%, compared to 37.2% for the three-month period ended March 31, 2010. We consider material and sub-contract cost associated with projects as pass-through cost.

•	We recognized a loss on one contract of $602,000 compared to $435,000 for the periods ended March 31, 2011 and 2010, respectively.

Our general and administrative expenses were $1.9 million for the three-month period ended March 31, 2011, compared to $2.1 million for the three-month period ended March 31, 2010. As a percentage of revenue, general and administrative expenses were 4.2% and 3.0% for the three-month periods ended March 31, 2011 and 2010, respectively.

We had net interest expense of $7,000 for the three-months ended March 31, 2011 compared to net interest income of $953,000 for the three-months ended March 31, 2010. The interest income for the period ended March 31, 2010 is primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull.

For the three-month period ended March 31, 2011, we had no other income. During the three-month period ended March 31, 2010, we had other income of $746,000, relating to the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rate for the three-month period ended March 31, 2011 was 39.5% compared to 36.0% for the comparable period of 2010. The increase relates primarily to the decrease in the Federal qualified production activities income deduction due to both a decrease in activity at our Texas facility and the $7.7 million of expense related to the insurance claim as described in Note 3 in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. We have a $60 million revolving credit facility expiring on December 31, 2012 (the “Revolver”) that is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At March 31, 2011, no amounts were borrowed under the Revolver, but we had letters of credit outstanding totaling $1.5 million, which reduced the unused portion of the Revolver to $58.5 million. We are required to maintain certain covenants, including balance sheet and cash flow ratios, and as of March 31, 2011, were in compliance with these covenants.

At March 31, 2011, our cash and cash equivalents totaled $62.1 million. The majority of the $25.9 million decrease in cash since December 31, 2010 is due to our $19.0 million of capital expenditures for the period. The $7.7 million of expense related to the insurance claim as described in Note 3 in the Notes to Consolidated Financial Statements had no effect on our liquidity for the period. Working capital was $92.3 million at March 31, 2011. The ratio of current assets to current liabilities was 4.00 to 1 at March 31, 2011. Net cash used in operating activities was $6.1 million for the three-months ended March 31, 2011, compared to cash provided by operating activities of $7.4 million for the three-months ended March 31, 2010.

The overall decrease in cash provided by operations for the period ended March 31, 2011, compared to the period ended March 31, 2010 is mainly due to the reduction in production man-hours and revenue. The net loss for the period ended March 31, 2011 generated income tax benefits of $4.6 million, which will be refunded or applied to income tax liabilities. The decrease is also due to the overall decrease in our net contract position of $2.8 million for the period ended March 31, 2011 compared to the period ended March 31, 2010. Changes to our contract position include changes in contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall decrease in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

Net cash used in investing activities for the quarter ended March 31, 2011, was $19.0 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the first quarter of 2011 was $11.0 million for two Manitowoc crawler cranes and $1.0 million representing the remaining cost of constructing a gate for the graving dock at our Gulf Marine facilities. Also included in capital expenditures for the first quarter of 2011 was $3.3 million for six Kamag transporters to be delivered in the third quarter of 2011.

Net cash used in financing activities for the three-months ended March 31, 2011, was $871,000 relating to cash used to pay dividends on shares of our common stock.

Also, current job awards will require and future job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver. However, we believe that during the remainder of the year, our cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund our capital expenditures and meet our working capital needs.

We may expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risks during the three months ended March 31, 2011. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no changes during the fiscal quarter ended March 31, 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through February 28, 2008, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Change of Control Agreement between the Company and Kerry J. Chauvin dated January 1, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 3, 2011.

10.2	Change of Control Agreement between the Company and Kirk J. Meche dated January 1, 2011, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 3, 2011.

10.3	Change of Control Agreement between the Company and Robin A. Seibert dated January 1, 2011, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed January 3, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 15, 2011, announcing the scheduled time for the release of its 2011 first quarter earnings and its quarterly conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: April 29, 2011

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through February 28, 2008, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on March 4, 2008.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Change of Control Agreement between the Company and Kerry J. Chauvin dated January 1, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 3, 2011.

10.2	Change of Control Agreement between the Company and Kirk J. Meche dated January 1, 2011, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 3, 2011.

10.3	Change of Control Agreement between the Company and Robin A. Seibert dated January 1, 2011, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed January 3, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 15, 2011, announcing the scheduled time for the release of its 2011 first quarter earnings and its quarterly conference call.

E-1