Form 10-Q
period 2011-06-30
GULF ISLAND FABRICATION INC
filed 2011-08-02
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 1, 2011 was 14,352,380.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32,073	$88,072
Contracts receivable, net	86,254	13,042
Contract retainage	2,827	11,000
Costs and estimated earnings in excess of billings on uncompleted contracts	16,252	6,513
Prepaid expenses	3,075	3,674
Inventory	5,692	4,265
Deferred tax assets	7,859	1,301
Income tax receivable	1,283	2,755

Total current assets	155,315	130,622

Property, plant and equipment, net	208,132	197,652
Long-term contracts receivable, net	4,218	—
Other receivables	—	5,907
Other assets	673	675

Total assets	$368,338	$334,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,000	$5,262
Billings in excess of costs and estimated earnings on uncompleted contracts	30,544	7,215
Accrued employee costs	3,936	4,506
Accrued expenses	2,667	1,528

Total current liabilities	57,147	18,511
Deferred tax liabilities	30,431	29,153

Total liabilities	87,578	47,664

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,348,841 and 14,340,971 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	9,889	9,846
Additional paid-in capital	91,508	91,112
Retained earnings	179,363	186,234

Total shareholders’ equity	280,760	287,192

Total liabilities and shareholders’ equity	$368,338	$334,856

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$87,251	$75,290	$133,599	$144,549
Cost of revenue:
Contract costs	82,405	68,555	130,631	130,376
Asset impairments	—	—	7,690	—

Total cost of revenue	82,405	68,555	138,321	130,376

Gross profit (loss)	4,846	6,735	(4,722)	14,173
General and administrative expenses	1,958	1,990	3,894	4,087

Operating income (loss)	2,888	4,745	(8,616)	10,086

Other income (expense):
Interest expense	(32)	(21)	(54)	(38)
Interest income	156	349	171	1,319
Other	228	285	228	1,031

	352	613	345	2,312

Income (loss) before income taxes	3,240	5,358	(8,271)	12,398

Income taxes	1,405	1,926	(3,142)	4,461

Net income (loss)	$1,835	$3,432	$(5,129)	$7,937

Per share data:

Basic earnings (loss) per share - common shareholders	$0.13	$0.24	$(0.36)	$0.55

Diluted earnings (loss) per share - common shareholders	$0.13	$0.24	$(0.36)	$0.55

Weighted-average shares	14,348	14,317	14,346	14,315
Effect of dilutive securities: employee stock options	31	11	—	11

Adjusted weighted-average shares	14,379	14,328	14,346	14,326

Cash dividend declared per common share	$0.06	$0.01	$0.12	$0.02

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2011	14,340,971	$9,846	$91,112	$186,234	$287,192
Exercise of stock options	1,900	3	34	—	37
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	—	9	—	9
Net loss	—	—	—	(5,129)	(5,129)
Issuance of common stock restricted stock vesting	8,670	—	—	—	—
Retirement of shares upon vesting of restricted stock	(2,700)	(7)	(67)	—	(74)
Compensation expense restricted stock	—	47	420	—	467
Dividends on common stock	—	—	—	(1,742)	(1,742)

Balance at June 30, 2011	14,348,841	$9,889	$91,508	$179,363	$280,760

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,129)	$7,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,056	9,615
Asset impairments	7,690	—
Deferred income taxes	(5,280)	359
Compensation expense - restricted stock	467	405
Excess tax benefit from share-based payment arrangements	(9)	(12)
Changes in operating assets and liabilities:
Contracts receivable	(77,430)	8,753
Contract retainage	8,173	(6,395)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,739)	6,376
Prepaid expenses and other assets	599	693
Other receivables	—	(58)
Inventory	(1,427)	314
Accounts payable	14,738	(4,165)
Billings in excess of costs and estimated earnings on uncompleted contracts	23,329	5,784
Accrued employee costs	(643)	175
Accrued expenses	1,139	316
Current income taxes	1,481	427

Net cash (used in) provided by operating activities	(31,985)	30,524

Cash flows from investing activities:
Capital expenditures, net	(22,318)	(8,083)

Net cash used in investing activities	(22,318)	(8,083)

Cash flows from financing activities:
Proceeds from exercise of stock options	37	52
Excess tax benefit from share-based payment arrangements	9	12
Payments of dividends on common stock	(1,742)	(289)

Net cash used in financing activities	(1,696)	(225)

Net change in cash and cash equivalents	(55,999)	22,216
Cash and cash equivalents at beginning of period	88,072	8,751

Cash and cash equivalents at end of period	$32,073	$30,967

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND SIX-MONTH

PERIODS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc. (hereinafter the “Company”, “we” or “our”), serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P. (both performing fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (performing marine fabrication and construction services), Dolphin Services, L.L.C. (performing offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (selling steel plate and other steel products) and Gulf Island Resources, L.L.C. (hiring of laborers with similar rates and terms as those provided by contract labor service companies). Our corporate offices and five of our major subsidiaries are located in Houma, Louisiana, with another major subsidiary located in south Texas. Our principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Structures and equipment fabricated by us include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; barges; lift boats; offshore support vessels and mid-body sections for offshore supply vessels. We also provide services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo.; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NOTE 2 – CONTRACT RECEIVABLES AND RETAINAGE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Since the payment period extends further than twelve months, we discounted the final contract price by $1.4 million, applying a discount rate of 9.5%, based on our credit risk analysis. We began recognizing the discount as interest income over the twenty month term beginning June 30, 2011, which is consistent with the first scheduled payment of the contract retainage under the original contract. As a result of this financing agreement, we reclassified the remaining scheduled payments, net of discount, from contract retainage to current and long-term contracts receivables.

NOTE 3 – OTHER RECEIVABLES

As of December 31, 2010, we had previously recorded $5.9 million, net of advances received from our insurance provider, in “Other receivables” related to an insurance claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. During 2009, our insurer disputed certain aspects of this claim, and a hearing was ultimately held in January 2011 concerning this matter. On April 8, 2011, we received an unfavorable ruling regarding this claim. As a result, in March 2011 we recognized all recorded amounts as asset impairments of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss. We have filed an appeal and intend to continue to pursue this matter through legal proceedings as we believe we are owed the amounts related to our claim; however, no assurance can be made as to the final outcome of our appeal.

NOTE 4 – LINE OF CREDIT

Effective May 31, 2011, we extended the term of our $60 million revolving credit facility (the “Revolver”) from December 31, 2012 to December 31, 2013. All other terms of our Revolver remain unchanged. Our Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $9.7 million, which reduced the unused portion of the Revolver to $50.3 million. We are required to maintain certain financial covenants, including balance sheet and cash flow ratios. As of June 30, 2011, we were in compliance with these covenants.

NOTE 5 – CONTRACT COSTS

Pass-through costs consist of material and sub-contract costs associated with projects that are included in revenue, but have little or no impact to the amount of gross margin. Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2011 were 50.4% compared to 43.7% for the three month period ended June 30, 2010. Pass-through costs, as a percentage of revenue, for the six-month period ended June 30, 2011 were 46.4% compared to 40.6% for the six-month period ended June 30, 2010.

At June 30, 2011, we recorded revenue totaling $784,000 related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the third quarter of 2011. At June 30, 2010, we had no unapproved change orders recorded in revenue.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $688,000 and $1.2 million in the three months ended June 30, 2011 and 2010, respectively. We recognized contract losses of $1.1 million and $1.5 million in the six months ended June 30, 2011 and 2010, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Basic:

Numerator:
Net Income (loss)	$1,835	$3,432	$(5,129)	$7,937
Less: Net income attributable to participating securities (unvested restricted stock)	19	37	—	84

Net income (loss) attributable to common shareholders	$1,816	$3,395	$(5,129)	$7,853

Denominator:

Denominator for basic earnings (loss) per share-weighted-average shares	14,348	14,317	14,346	14,315

Basic earnings (loss) per share - common shareholders	$0.13	$0.24	$(0.36)	$0.55

Diluted:

Numerator:
Net Income (loss)	$1,835	$3,432	$(5,129)	$7,937
Less: Net income attributable to participating securities (unvested restricted stock)	19	35	—	82

Net income (loss) attributable to common shareholders	$1,816	$3,397	$(5,129)	$7,855

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,348	14,317	14,346	14,315
Effect of dilutive securities:
Employee stock options	31	11	—	11

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,379	14,328	14,346	14,326

Diluted earnings (loss) per share - common shareholders	$0.13	$0.24	$(0.36)	$0.55

NOTE 7 – SUBSEQUENT EVENTS

On July 28, 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, payable August 29, 2011 to shareholders of record on August 12, 2011.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2011, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

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

August 1, 2011

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our evaluation of our critical accounting policies since that date.

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

As of June 30, 2011, we had revenue backlog of $712.3 million and a labor backlog of approximately 6.2 million man-hours, consisting of work remaining on commitments received through July 28, 2011, compared to revenue backlog of $486.1 million and a labor backlog of 3.8 million man-hours as of December 31, 2010. Of our backlog at June 30, 2011, 76.5% is for three customers.

Of the backlog at June 30, 2011, $565.8 million, or 79.4%, represented projects destined for deepwater locations compared to $343.4 million, or 70.6%, in the December 31, 2010 backlog. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

Of the backlog at June 30, 2011, we expect to recognize revenues of approximately $226.2 million (31.8%) during calendar year 2011, $428.9 million during calendar year 2012 and the remaining $57.2 million thereafter.

Workforce

As of June 30, 2011, we had approximately 1,500 employees and approximately 135 contract employees, compared to approximately 1,250 employees and approximately 10 contract employees as of December 31, 2010.

Results of Operations

Our revenue for the three-month periods ended June 30, 2011 and June 30, 2010, was $87.3 million and $75.3 million, respectively, an increase of 15.9%. Our revenue for the six-month periods ended June 30, 2011 and June 30, 2010, was $133.6 million and $144.5 million, respectively, representing a decrease of 7.5%.

The following factors contributed to the increase in revenues for the three-month period ended June 30, 2011:

•

The amount of man-hours worked was 675,000 during the three-month period ended June 30, 2011, compared to 671,000 for the comparative period ended June 30, 2010. As of the result of the increase in our backlog since the fourth quarter of 2010, we began ramping-up our labor force, thus increasing man-hours worked.

•

Also contributing to the increase in revenue for the three-month period ended June 30, 2011 compared to the three-month period June 30, 2010 was the increase in pass-through cost. Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2011 were 50.4% compared to 43.7% for the three-month period ended June 30, 2010. Also as a result of the increase in our backlog since the fourth quarter of 2010, we are starting to receive materials related to these new projects. Materials and outside service costs are considered pass-through costs and are included in revenue, but have little or no impact to the amount of gross margin.

The following factors contributed to the decrease in revenues for the six-month period ended June 30, 2011:

•	The amount of man-hours worked was 1.1 million during the six-month period ended June 30, 2011, compared to 1.3 million for the comparative period ended June 30, 2010.

•

Lack of man-hours worked at our Texas facility. Although we were awarded deepwater contracts for the fabrication and integration of a topsides and the fabrication of a floating hull in late 2010 and early 2011, we were unable to fully utilize our Texas facility’s capabilities during the first six months of 2011. We expect to ramp up our production at the Texas facility for these deepwater contracts through the remainder of 2011, and expect these contracts to significantly contribute to revenue over the next two years.

At June 30, 2011, we recorded revenue totaling $784,000 related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the third quarter of 2011. At June 30, 2010, we had no unapproved change orders recorded in revenue.

For the three-month periods ended June 30, 2011 and June 30, 2010, gross profit was $4.8 million (5.6% of revenue) and $6.7 million (8.9% of revenue), respectively. Factors that contributed to the decrease in gross margin for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 include:

•

Pass-through costs, as a percentage of revenue, for the three-month period ended June 30, 2011 were 50.4% compared to 43.7% for the three-month period ended June 30, 2010. We consider pass-through costs as material and sub-contract costs associated with a project that are included in revenue, but have little or no impact to the amount of gross margin.

•

Man-hours worked remained relatively flat, an increase of less than 1%, when comparing the quarters. The current low level of production man-hours, more specifically at our Texas facility, does not allow us to cover certain fixed costs. Although we have taken steps to reduce costs at the facility while awaiting the ramp-up on the award of the deepwater oil and gas fabrication projects currently in backlog, certain fixed costs cannot be eliminated

For the six-month period ended June 30, 2011, gross loss was $4.7 million compared to gross profit of $14.2 million (9.8% of revenue) for the six-month period ended June 30, 2010. Factors contributing to the decrease in gross profit for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010 include:

•	On April 8, 2011, the Company received an unfavorable ruling on an insurance claim for costs incurred in connection with an April 2008 crane accident,

resulting in the Company having to recognize a charge of $7.7 million related to impairments of a receivable and to the remaining book value of one of the cranes involved in the accident that is now deemed a total loss. See Note 3 in the Notes to Consolidated Financial Statements.

•	Pass-through costs as a percentage of revenue for the six-month period ended June 30, 2011 were 46.4%, compared to 40.6% for the six-month period ended June 30, 2010.

•

Man-hours worked decreased by 200,000, primarily as a result of the temporary reduction in work volume at our Texas facility. Although we were awarded two large deepwater projects to be fabricated at our Texas facility in late 2010 and early 2011, the low level of production hours at this facility did not allow us to cover certain fixed costs. We expect to ramp up our production at the Texas facility for these deepwater contracts through the remainder of 2011, and expect these contracts to significantly contribute to revenue over the next two years.

The Company’s general and administrative expenses were $2.0 million and $3.9 million for the three-month and six-month periods ended June 30, 2011. This compares to $2.0 million and $4.1 million for the three-month and six-month periods ended June 30, 2010. As a percentage of revenue, general and administrative expenses for the three-month and six-month periods ended June 30, 2011 were 2.2% and 2.9%, compared to 2.6% and 2.8%, for the three-month and six-month periods ended June 30, 2010.

The Company had net interest income of $124,000 and $117,000 for the three-month and six-month periods ended June 30, 2011, compared to net interest income of $328,000 and $1.3 million for the three-month and six-month periods ended June 30, 2010, respectively. The interest income for the periods ended June 30, 2010 was primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. On November 29, 2010, our financing arrangement with Bluewater/ATP was completely settled following the sale of our limited overriding royalty interest.

The Company had other income of $228,000 for the three-month and six-month periods ended June 30, 2011, compared to $285,000 and $1.0 million for the three-month and six-month periods ended June 30, 2010. Other income for the periods ended June 30, 2011, represents gains on sales of miscellaneous equipment. Other income for the three-month and six-month periods ended June 30, 2010 represents gains with respect to the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rates for the three-month and six-month periods ended June 30, 2011 were 43.4% and 38.0%, respectively, compared to an effective tax rate of 35.9% and 36.0% for the comparable periods of 2010. The increase in the effective rate for the three-month and six-month periods related primarily to the decrease in our Federal qualified production activities income deduction due to both a decrease in activity at our Texas facility and the $7.7 million of expense related to the insurance claim as described in Note 3 in the Notes to Consolidated Financial Statements. The increase in the effective rate for the three-month period also relates to the impact of a change in the estimated effective tax rate for 2011 related to a change in estimated state income tax apportionment recorded in the second quarter of 2011.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective May 31, 2011, we extended the term of our $60 million revolving credit facility (the “Revolver”) from December 31, 2012 to December 31, 2013. All other terms of our Revolver remained unchanged. Our Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At June 30, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $9.7 million, which reduced the unused portion of the Revolver to $50.3 million. We are required to maintain certain financial covenants, including balance sheet and cash flow ratios, and as of June 30, 2011, were in compliance with these covenants.

At June 30, 2011, our cash and cash equivalents totaled $32.1 million. For the six-months ended June 30 2011, net cash used in operating activities was $32.0 million and capital expenditures for the period were $22.3 million. The $7.7 million charge for asset impairments related to the insurance claim as described in Note 3 in the Notes to Consolidated Financial Statements had no effect on our cash or working capital for the period. Working capital was $98.2 million and ratio of current assets to current liabilities was 2.72 to 1 at June 30, 2011

The overall decrease in cash provided by operations for the period ended June 30, 2011, compared to the period ended June 30, 2010 is mainly due to the increase in accounts receivable partially offset by the increase in accounts payable. As we begin to work on larger deepwater projects we have in our backlog, accounts payable increased $14.7 million as we purchase materials for those projects and accounts receivable increased $77.4 million as we began invoicing customers for the purchase of such materials.

Net cash used in investing activities for the six-months ended June 30, 2011, was $22.3 million, all of which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the six months ended June 30, 2011 was $11.0 million for two Manitowoc crawler cranes and $1.1 million representing the remaining cost of constructing a gate for the graving dock at our Texas facilities. Also included in capital expenditures for the first six months of 2011 was $3.3 million for six Kamag transporters to be delivered in the third quarter of 2011.

Net cash used in financing activities for the three-months ended June 30, 2011, was $1.7 million, primarily relating to cash used to pay dividends on shares of our common stock.

While current job awards will and future job awards may require us to issue additional letters of credit further reducing the capacity available on our Revolver, we believe our cash generated by operating activities and funds available under the bank credit facility will be sufficient to fund our capital expenditures and meet our working capital needs. Based on our current projections, our outstanding letters of credit could increase to $22.0 million by the end of 2011.

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

There have been no material changes in the Company’s market risks during the quarter ended June 30, 2011. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no changes during the fiscal quarter ended June 30, 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Tenth Amendment to Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to the Company’s Form 8-K filed June 3, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 14, 2011, announcing the scheduled time for the release of its 2011 second quarter earnings and its quarterly conference call.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010;

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010;

Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011;

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and

Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 1, 2011

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Tenth Amendment to Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to the Company’s Form 8-K filed June 3, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 14, 2011, announcing the scheduled time for the release of its 2011 second quarter earnings and its quarterly conference call.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010;

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010;

Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011;

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and

Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

E-1