Form 10-Q
period 2011-09-30
GULF ISLAND FABRICATION INC
filed 2011-11-01
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐     No  ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2011 was 14,352,980.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,192	$88,072
Contracts receivable, net	54,355	13,042
Contract retainage	4,712	11,000
Costs and estimated earnings in excess of billings on uncompleted contracts	20,280	6,513
Prepaid expenses	2,340	3,674
Inventory	5,874	4,265
Deferred tax assets	6,083	1,301
Income tax receivable	3,123	2,755

Total current assets	157,959	130,622
Property, plant and equipment, net	214,063	197,652
Long-term contracts receivable, net	2,455	—
Other receivables	—	5,907
Other assets	674	675

Total assets	$375,151	$334,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,484	$5,262
Billings in excess of costs and estimated earnings on uncompleted contracts	36,785	7,215
Accrued employee costs	3,917	4,506
Accrued expenses	3,806	1,528

Total current liabilities	61,992	18,511
Deferred tax liabilities	31,410	29,153

Total liabilities	93,402	47,664
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,352,380 and 14,340,971 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	9,917	9,846
Additional paid-in capital	91,781	91,112
Retained earnings	180,051	186,234

Total shareholders’ equity	281,749	287,192

Total liabilities and shareholders’ equity	$375,151	$334,856

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

( in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$85,827	$60,733	$219,426	$205,282
Cost of revenue:
Contract costs	81,823	53,798	212,454	184,174
Asset impairments	—	—	7,690	—

Total cost of revenue	81,823	53,798	220,144	184,174

Gross profit (loss)	4,004	6,935	(718)	21,108
General and administrative expenses	1,910	1,997	5,804	6,084

Operating income (loss)	2,094	4,938	(6,522)	15,024
Other income (expense):
Interest expense	(48)	(19)	(102)	(57)
Interest income	378	1,044	549	2,363
Other	89	23	317	1,054

	419	1,048	764	3,360

Income (loss) before income taxes	2,513	5,986	(5,758)	18,384

Income taxes	954	2,524	(2,188)	6,985

Net income (loss)	$1,559	$3,462	$(3,570)	$11,399

Per share data:
Basic earnings (loss) per share—common shareholders	$0.11	$0.24	$(0.25)	$0.79

Diluted earnings (loss) per share—common shareholders	$0.11	$0.24	$(0.25)	$0.79

Weighted-average shares	14,351	14,318	14,347	14,316
Effect of dilutive securities: employee stock options	25	2	—	9

Adjusted weighted-average shares	14,376	14,320	14,347	14,325

Cash dividend declared per common share	$0.06	$0.01	$0.18	$0.03

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2011	14,340,971	$9,846	$91,112	$186,234	$287,192
Exercise of stock options	5,300	9	89	—	98
Excess tax benefit from exercise of stock options and vesting of restricted stock	—	—	29	—	29
Net loss	—	—	—	(3,570)	(3,570)
Issuance of common stock restricted stock vesting	8,890	—	—	—	—
Retirement of shares upon vesting of restricted stock	(2,781)	(7)	(69)	—	(76)
Compensation expense restricted stock	—	69	620	—	689
Dividends on common stock	—	—	—	(2,613)	(2,613)

Balance at September 30, 2011	14,352,380	$9,917	$91,781	$180,051	$281,749

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,570)	$11,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,215	14,412
Asset impairments	7,690	—
Deferred income taxes	(2,525)	678
Compensation expense—restricted stock	689	606
Excess tax benefit from share-based payment arrangements	(29)	(12)
Changes in operating assets and liabilities:
Contracts receivable	(43,768)	12,818
Contract retainage	6,288	(10,340)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,767)	10,205
Prepaid expenses and other assets	1,334	108
Other receivables	—	(53)
Inventory	(1,609)	(334)
Accounts payable	12,222	(6,480)
Billings in excess of costs and estimated earnings on uncompleted contracts	29,570	3,357
Accrued employee costs	(665)	495
Accrued expenses	2,278	1,213
Current income taxes	(339)	625

Net cash provided by operating activities	9,014	38,697

Cash flows from investing activities:
Capital expenditures, net	(33,408)	(11,381)

Net cash used in investing activities	(33,408)	(11,381)

Cash flows from financing activities:
Proceeds from exercise of stock options	98	51
Excess tax benefit from share-based payment arrangements	29	12
Payments of dividends on common stock	(2,613)	(434)

Net cash used in financing activities	(2,486)	(371)

Net change in cash and cash equivalents	(26,880)	26,945
Cash and cash equivalents at beginning of period	88,072	8,751

Cash and cash equivalents at end of period	$61,192	$35,696

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Since the payment period extends further than twelve months, we discounted the final contract price by $1.4 million, applying a discount rate of 9.5%, based on our credit risk analysis. We began recognizing the discount as interest income over the twenty month term beginning June 30, 2011, which is consistent with the first scheduled payment of the contract retainage under the original contract. As a result of this financing agreement, we reclassified the remaining scheduled payments, net of discount, from contract retainage to current and long-term contracts receivable. This transfer was treated as a non-cash operating activity for purposes of the statement of cash flows. All scheduled payments have been received through October 31, 2011.

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

At September 30, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $11.6 million, which reduced the unused portion of the Revolver to $48.4 million. We are required to maintain certain financial covenants, including balance sheet and cash flow ratios. As of September 30, 2011, we were in compliance with these covenants.

NOTE 5 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular period. Pass-through costs included in revenue were 46.9% and 29.2% for the three-month periods ended September 30, 2011 and 2010, respectively. Pass through costs included in revenue were 46.6% and 37.2% for the nine-month periods ended September 30, 2011 and 2010, respectively.

At September 30, 2011, we recorded revenue totaling $1.7 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the fourth quarter of 2011. At September 30, 2010, we had no unapproved change orders recorded in revenue.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $1.8 million and $498,000 in the three months ended September 30, 2011 and 2010, respectively. We recognized contract losses of $2.4 million and $1.3 million in the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sept 30, 2011	Sept 30, 2010	Sept 30, 2011	Sept 30, 2010
Basic:
Numerator:
Net Income (loss)	$1,559	$3,462	$(3,570)	$11,399
Less: Net income attributable to participating securities (unvested restricted stock)	16	37	—	121

Net income (loss) attributable to common shareholders	$1,543	$3,425	$(3,570)	$11,278

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,351	14,318	14,347	14,316

Basic earnings (loss) per share—common shareholders	$0.11	$0.24	$(0.25)	$0.79

Diluted:
Numerator:
Net Income (loss)	$1,559	$3,462	$(3,570)	$11,399
Less: Net income attributable to participating securities (unvested restricted stock)	16	35	—	117

Net income (loss) attributable to common shareholders	$1,543	$3,427	$(3,570)	$11,282

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,351	14,318	14,347	14,316
Effect of dilutive securities:
Employee stock options	25	2	—	9

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,376	14,320	14,347	14,325

Diluted earnings (loss) per share—common shareholders	$0.11	$0.24	$(0.25)	$0.79

NOTE 7 – SUBSEQUENT EVENTS

On October 27, 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, payable November 29, 2011 to shareholders of record on November 14, 2011.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2011, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, and condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

October 31, 2011

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the forward-looking statements and investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2010. Such factors include, among others, the cyclical nature of the oil and gas industry; our ability to attract and retain skilled employees at acceptable compensation rates; the timing of new projects, including deepwater projects, and our ability to obtain them; and competitive factors in the marine fabrication and construction industry.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no changes in our evaluation of our critical accounting policies since that date.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on incomplete engineering and design specifications. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of September 30, 2011, we had revenue backlog of $664.7 million and a labor backlog of approximately 5.2 million man-hours, consisting of work remaining on commitments received through October 31, 2011, compared to revenue backlog of $486.1 million and a labor backlog of 3.8 million man-hours as of December 31, 2010.

Of our backlog at October 31, 2011,

•	77.8% is for three customers as compared to 64.1% for one customer at December 31, 2010.

•	$545.4 million, or 82.1%, represented projects destined for deepwater locations compared to $343.4 million, or 70.6%, at December 31, 2010.

•	$59.7 million, or 9.0%, represented projects destined for foreign locations compared to $33.8 million, or 7.0%, at the December 31, 2010.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of October 31, 2011, we expect to recognize revenues of approximately

•	$99.2 million, or 14.9%, during the remainder of calendar year 2011,

•	$478.3 million during calendar year 2012 and

•	$87.2 million thereafter.

Recognition of revenue of the backlog as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in when the backlog is recognized as revenue thus, the timing of backlog revenue recognition could differ from the periods presented.

Based on the activity of the major oil and gas companies and certain engineering companies, we believe that there could be two or three deepwater projects awarded during the latter part of 2012, with another two or three deepwater projects awarded in mid-2013. Given the current level of deepwater projects, the potential to increase the backlog in the near term continues to be marine related projects, where bidding activity remains steady.

Workforce

As of September 30, 2011, we had approximately 1,700 employees and approximately 125 contract employees, compared to approximately 1,250 employees and approximately 10 contract employees as of December 31, 2010.

Results of Operations

Our revenue for the three-month periods ended September 30, 2011 and September 30, 2010, was $85.8 million and $60.7 million, respectively, an increase of 41.3%. Our revenue for the nine-month periods ended September 30, 2011 and

September 30, 2010, was $219.4 million and $205.3 million, respectively, representing an increase of 6.9%.

The following factors contributed to the increase in revenue for the three-month period ended September 30, 2011 compared to the three-month period ending September 30, 2010:

•

The amount of man-hours worked was 759,000 during the three-month period ended September 30, 2011, compared to 625,000 for the three-month period ended September 30, 2010. As a result of the increase in our backlog since the fourth quarter of 2010, we began ramping up our labor force, thus increasing man-hours worked. Man-hours worked at our Texas facility increased 57.6% as compared to the three months ended September 30, 2010.

•

Pass-through costs, as a percentage of revenue, for the three-month period ended September 30, 2011 were 46.9% compared to 29.2% for the three-month period ended September 30, 2010. The increase in pass-through costs for the three months ended September 30, 2011, primarily relates to certain deepwater projects. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact to the amount of gross margin.

The increase in revenue for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 is related to the increase in pass-through costs, primarily material. Pass-through costs as a percentage of revenue for the nine-month period ended September 30, 2011 were 46.6%, compared to 37.2% for the nine-month period ended September 30, 2010.

At September 30, 2011, we recorded revenue totaling $1.7 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the fourth quarter of 2011. At September 30, 2010, we had no unapproved change orders recorded in revenue.

For the three-month periods ended September 30, 2011 and September 30, 2010, gross profit was $4.0 million (4.7% of revenue) and $6.9 million (11.4% of revenue), respectively. Factors that contributed to the decrease in gross margin for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010 include:

•	Pass-through costs, as a percentage of revenue, as discussed above.

•

Although man-hours increased by 21.5% for the quarter ended September 30, 2011 compared to September 30, 2010, man-hours currently estimated to complete two projects exceeded the number of estimated man-hours included in the original contract price on these projects by approximately 91,000 hours. The excess man-hours worked on these two projects represented approximately 12.0% of total man-hours for the quarter. No adjustment has been made to the original contract prices for these hours. We are in discussions with these customers, to increase the final contract price to recover some of these costs but there is no assurance that we will realize these changes.

•	We recognized contract losses of $1.8 million in the three months ended September 30, 2011 with respect to one of the projects mentioned above.

•	Our marine yard experienced one week of down time due to Tropical Storm Lee that struck our facilities in Louisiana.

For the nine-month period ended September 30, 2011, gross loss was $718,000 compared to gross profit of $21.1 million (10.3% of revenue) for the nine-month period ended September 30, 2010. Factors contributing to the decrease in gross profit for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 include:

•

On April 8, 2011, the Company received an unfavorable ruling on an insurance claim for costs incurred in connection with an April 2008 crane accident, resulting in the Company having to recognize a charge of $7.7 million related to impairments of a receivable and to the remaining book value of one of the cranes involved in the accident. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.

•	Pass-through costs as a percentage of revenue as discussed above.

•

Man-hours worked decreased by 3.9%, primarily as a result of the temporary reduction in work volume at our Texas facility. Although we were awarded two large deepwater projects to be fabricated at our Texas facility in late 2010 and early 2011, the low level of production hours at this facility did not allow us to cover certain fixed costs. We continue to ramp up our production at our Texas facility for these deepwater contracts through the remainder of 2011, but we do not anticipate to see a significant ramp-up until sometime in the first quarter of 2012. We expect these contracts to significantly contribute to revenue over the next two years.

•

We recognized $2.4 million of contract losses on uncompleted contracts on one project during the nine-months ended September 30, 2011, as compared to $1.3 million for the nine-months ended September 30, 2010.

The Company’s general and administrative expenses were $1.9 million and $5.8 million for the three-month and nine-month periods ended September 30, 2011, respectively. This compares to $2.0 million and $6.1 million for the three-month and nine-month periods ended September 30, 2010, respectively. As a percentage of revenue, general and administrative expenses for the three-month and nine-month periods ended September 30, 2011 were 2.2% and 2.6%, respectively, compared to 3.3% and 3.0% for the three-month and nine-month periods ended September 30, 2010, respectively.

The Company had net interest income of $330,000 and $447,000 for the three-month and nine-month periods ended September 30, 2011, compared to net interest income of $1.0 million and $2.3 million for the three-month and nine-month periods ended September 30, 2010, respectively. The interest income for the periods ended September 30, 2011 was primarily related to the accretion of the discount associated with the financing arrangement described in Note 2 in the Notes to Consolidated Financial Statements. The interest income for the periods ended September 30, 2010 was primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. On November 29, 2010, our financing arrangement with Bluewater/ATP was completely settled following the sale of our limited overriding royalty interest.

The Company had other income of $89,000 and $317,000 for the three-month and nine-month periods ended September 30, 2011, respectively, compared to $23,000 and $1.1 million for the three-month and nine-month periods ended September 30, 2010, respectively. Other income for the periods ended September 30, 2011 represents gains on sales of miscellaneous equipment. Other income for nine-month period ended September 30, 2010 represents the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2011 was 38.0%, compared to effective tax rates of 42.2% and 38.0% for the comparable periods of 2010. The decrease in the effective rate for the three-month period in 2011 was related to the increase in activity at our Texas facility compared to the reduction in activity at that facility in the third quarter of 2010. This reduction in activity caused a decrease in our estimated Federal qualified production activities income deduction and an increase in Louisiana state income tax apportionment in 2010.

Liquidity and Capital Resources

Historically, we have funded our business activities through funds generated from operations. Effective May 31, 2011, we extended the term of our $60 million revolving credit facility (the “Revolver”) from December 31, 2012 to December 31, 2013. All other terms of our Revolver remained unchanged. Our Revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the Revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Revolver.

At September 30, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $11.6 million, which reduced the unused portion of the Revolver to $48.4 million. We are required to maintain certain financial covenants, including balance sheet and cash flow ratios, and as of September 30, 2011, were in compliance with these covenants.

At September 30, 2011, our cash and cash equivalents totaled $61.2 million. For the nine-months ended September 30, 2011, net cash provided by operating activities was $9.0 million and capital expenditures for the period were $33.4 million. Working capital was $96.0 million and ratio of current assets to current liabilities was 2.55 to 1 at September 30, 2011. The $7.7 million charge for asset impairments related to the insurance claim as described in Note 3 in the Notes to Consolidated Financial Statements had no effect on our cash or working capital for the period.

The overall decrease in cash provided by operations for the period ended September 30, 2011, compared to the period ended September 30, 2010, is mainly due to the increase in contract related assets partially offset by the increase in contract related liabilities. As we began working on the larger deepwater projects we have in our backlog, our contract related liabilities, including accounts payable, increased $44.9 million as we purchased a larger volume of materials for those projects, and contract related assets, including accounts receivable, increased $63.9 million as we invoiced customers for the purchase of such materials. Also contributing to the decrease in cash provided by operations was our $15.0 million decrease in net income for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 as discussed above.

Net cash used in investing activities for the nine months ended September 30, 2011, was $33.4 million, all of which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the nine months ended September 30, 2011 were certain equipment and improvements to our Texas facility, including $11.0 million for two Manitowoc crawler cranes; $3.3 million representing the cost of constructing a gate for the graving dock at our Texas yard; $1.0 million on a project in progress to extend the length of our graving dock; and $1.8 million on the purchase of equipment and the installation of a panel line system also in progress. Also included in capital expenditures for the first nine months of 2011 was $3.3 million for six Kamag transporters delivered in the third quarter of 2011 for our Louisiana facilities. In addition, we purchased, for $2.3 million, an additional 29 acres adjacent to our Dolphin Services facilities to expand this subsidiary’s capabilities. The acquisition included fabrication, warehouse and office space totaling 41,400 square feet. We have approximately $6.6 million budgeted for additional capital expenditures through the remainder of the year.

Net cash used in financing activities for the nine months ended September 30, 2011 was $2.5 million, primarily relating to cash used to pay dividends on shares of our common stock.

While current job awards will, and future job awards may, require us to issue additional letters of credit further reducing the capacity available on our Revolver, we believe our cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and meet our working capital needs. Based on our current projections, our outstanding letters of credit could increase to $22.0 million by the end of 2011.

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

There have been no material changes in the Company’s market risks during the quarter ended September 30, 2011. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

There have been no changes during the fiscal quarter ended September 30, 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	The Company’s 2011 Stock Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 13, 2011, announcing the scheduled time for the release of its 2011 third quarter earnings and its quarterly conference call.

101.INS +	XBRL Instance Document.

101.SCH +	XBRL Taxonomy Extension Schema Document.

101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB +	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010;

Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011;

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and

Notes to Consolidated Financial Statements

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Robin A. Seibert
Robin A. Seibert Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 31, 2011

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	The Company’s 2011 Stock Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 13, 2011, announcing the scheduled time for the release of its 2011 third quarter earnings and its quarterly conference call.

101.INS+	XBRL Instance Document.

101.SCH+	XBRL Taxonomy Extension Schema Document.

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010;

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and September 30, 2010;

Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011;

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and

Notes to Consolidated Financial Statements

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

E-1