Form 10-K
period 2011-12-31
GULF ISLAND FABRICATION INC
filed 2012-03-02
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2011 was approximately $446,453,898.

The number of shares of the registrant’s common stock, no par value per share, outstanding March 2, 2012 was 14,385,039.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2012 Annual Meeting of Shareholders to be held April 26, 2012 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

General

We are a leading fabricator of offshore drilling and production platforms, hull and deck sections of floating production platforms and other specialized structures used in the development and production of offshore crude oil and natural gas (“oil and gas”) reserves. The company was incorporated in 1985 by a group of investors, including Alden J. “Doc” Laborde, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 663 acres, of which 316 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators, L.P. (“Gulf Marine”) located on 372 acres in San Patricio County, Texas.

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine (both performing fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”, performing marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services”, performing offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”, selling steel plate and other steel products) and Gulf Island Resources, L.L.C. (“Gulf Island Resources”, hiring of laborers with similar rates and terms as those provided by contract labor service companies).

Website and Electronic Posting Disclosures

Our website address is www.gulfisland.com. We make available on or through our website, without charge, on the day such material is filed with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC's website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOC’s), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration and load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. We also fabricate multiple processing modules installed in petro-chemical plants. We now provide our customers with what we believe is the greatest amount of fabrication facilities on the Gulf of Mexico. Gulf Island Marine can fabricate towboats, barges, lift boats, offshore support vessels and mid-body sections for offshore supply vessels. Our Dry Dock has the capacity to lift 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities.

We use modern welding and fabrication technology, and all of our products are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, American Society of Mechanical Engineers, American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. See “Safety and Quality Assurance” below.

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

We can also fabricate TLPs and sections of, or structures and tendons used in connection with TLPs. TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform’s deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet.

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We can fabricate deck sections and hulls for use with TLPs of any size. TLPs, MinDOCs and other floating concepts are the alternatives of choice for deepwater drilling and production platforms. In November 2009, we delivered the MinDOC hull, the first deepwater dry tree drilling and production platform built in the United States.

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

Through Dolphin Services, we also provide interconnect piping services on offshore platforms, inshore steel and wood structure construction and fabrication of pressure vessels and large and small packaged skid units. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Gulf Island main yard, Dolphin Services can fabricate jackets up to 50 feet tall, along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment, which usually consists of general repairs, maintenance work and modification. Dolphin Services also serves state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

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

Our marine company is also located in the west yard with two buildings providing an additional 5,400 square feet for administrative offices, 55,000 square feet of covered fabrication area and 16,400 square feet of warehouse area. One building is a new fabrication shop that is 125 feet wide and 400 feet deep with a 54 foot under hook height. This new building houses four twenty-ton overhead cranes and allows us to fabricate boat sections and panels under a covered fabrication area on the west yard. The other building is a new warehouse and office building that is 200 feet long and 80 feet wide. Included in its warehouse area is 4,800 square feet of climate controlled storage, which now gives our Gulf Island facilities a total of 7,200 square feet of such storage. The marine company also utilizes an expanded covered area connected to the panel line building which is open at both ends and is approximately 24,600 square feet.

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

Dolphin Services operates from a 63-acre site located approximately a quarter of a mile from Gulf Island’s main yard on a channel adjacent to the Houma Navigation Canal. The facility includes buildings totaling 14,500 square feet of administrative offices, 40,800 square feet of covered fabrication area, 29,600 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 1,320 linear feet of water frontage, of which 660 feet is steel bulkhead.

Gulf Marine’s south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 feet deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication and assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi-submersible transport vessels. In addition, the south yard has a graving dock which measures 600 feet long by 250 feet wide and 40 feet deep and is undergoing a 100 foot expansion to become 700 feet long. It has a reinforced concrete slab floor, sheet pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, can use either a removable sheet piled wall supported by steel struts or a portable gate that can be removed and attached to seal the dock from the water in the channel. The nature of the job being performed will determine which sealing component will be used. The graving dock gate is a steel barge like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240’ long x 35’ wide x 40’ deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock requires pumps, the gate is equipped with piping to allow the gate to be flooded without the use of pumps. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor.

During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, allowing water from the Gulf Intracoastal Waterway to enter the dock through the floor and causing a portion of the graving dock slab to fracture. The dock will need to be drained to determine the extent of the damage and commence necessary repairs. To prevent further flooding, the Company has designed and is constructing a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. The estimated cost to construct the coffer cell is approximately $9 million and the cost to repair the slab is estimated between $1.5 million and $3 million, depending on the extent of damage. However, the final repair costs will not be known until the dock can be drained and accordingly, the aggregate costs of repairs remains subject to change. The Company currently estimates that approximately $2.5 million to $3.5 million of the cost to build the coffer cell will only be used for the Williams project and accordingly will be included in its estimated project cost. The remaining cost will be capitalized as property as part of the graving dock or as inventory for use on future projects after its removal upon completion of the Williams project. The estimated costs to repair the slab to the dock will be expensed when incurred between March 2012 and June 2012.

Building the coffer cell has commenced and the Company expects to install the coffer cell and complete all repairs to the slab in the second quarter of 2012. The Company does not expect the damage to the graving dock to result in a disruption to its business and expects to use the graving dock for the fabrication and assembly of the Williams Gulfstar FPS™ GS-1hull. For additional information, see Item 1A- “Risk Factors” and Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

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

We own all of the foregoing properties.

Equipment. Gulf Island’s main yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines, Gulf Island can double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island also owns 16 crawler cranes, which range in tonnage capacity from 150 to 500 tons each and service both of Gulf Island’s yards. Gulf Island may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island owns 12 rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections throughout the yard than cranes. These units are identical to the units owned by Gulf Marine, are easily truckable and, when used in tandum, have a capacity of 3,600 tons. Gulf Island owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island performs routine repairs and maintenance on all of its equipment.

Gulf Island’s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion, and labor costs. In addition, these facilities allow Gulf Island to participate as subcontractor on projects awarded to other contractors. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate twenty-four hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.

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

Gulf Island Marine’s panel line system, located in its west yard, consists of six individual in-line fully automated systems utilized to cut, weld, and assemble panels to be used in marine vessel construction. The first station consists of an ESAB Avenger 3 Plasma cutting table for high speed cutting and beveling of steel plates and shapes. The second station incorporates an Ogden Model OSWS-5600 single sided welder complete with an electro magnetic plate holding system whereby two steel plates are automatically welded together in a single pass utilizing a multiple sub arc welding process. This process can be repeated up to four times with a result of a single panel having an overall dimension of 40 by 50 feet. An ESAB Avenger 3-13 plate marking and cutting machine is positioned at the third station which lays out the welded panels, marks the applicable locations for stiffeners installation, and cuts the plate to required configurations. The fourth station utilizes an Ogden Model SF-5600 stiffener fitting system to properly align and tack in place the plate stiffeners. The fifth station consists of an Ogden Model SW-5600-3 multiple stiffener welding system whereby three longitudinal plate stiffeners can be automatically welded (both sides) in a single operation performing continuous or intermittent welding of the stiffeners. There is also an automated conveyor system that operates along the panel line which transfers the panels from station to station. The sixth station is a vertical lifting system that elevates the fabricated panels to the required height for transportation to the field.

Dolphin Services owns three spud barges for use in connection with its inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. Dolphin Services also owns 10 cranes, which range in tonnage capacity from 60 to 230 tons each. Dolphin also owns a Model 2516 tug boat with two 300 horsepower engines. This boat is 26 feet long by 16 feet wide and is used to push our three spud barges and to reduce costs on tug rentals.

Gulf Marine also owns 13 crawler cranes, which range in tonnage capacity from 230 to 660 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. Gulf Marine owns six rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections throughout the yard than cranes. These units are identical to the units used by our Gulf Island facilities, are easily truckable and, when used in tandum, have a capacity of 3,600 tons. Gulf Marine has recently completed the installation of a panel line system in its south yard.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. Recently, prices for raw materials used to produce steel, such as iron ore and coal, have increased. Demand for steel has also increased both domestically and abroad. Standard delivery from domestic steel mills is running about 6 to 8 weeks on as-rolled steels versus anywhere from 12 to 16 weeks for heat treated steels. Due to the inability of domestic mills to produce our customer’s required steel grades, we are often forced to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, is currently running approximately 16 to 20 weeks. Steel prices have fluctuated from January 2011 to now and have increased in both January and February 2012, but are currently very similar to market prices this time last year. To mitigate our risk of increasing cost of materials, we often negotiate escalation clauses in our contract terms to increase the contract price with a corresponding increase of cost of materials purchased during the life of the contract.

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug and alcohol program and conduct periodic employee health screenings. A safety committee, whose members consist of one management representative and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees through a safety recognition award program distributed throughout the year.

We fabricate to the standards and regulations of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, American Bureau of Shipping, United States Coast

Guard and customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

The quality management systems of Gulf Island, Gulf Island Marine, Dolphin Services and Gulf Marine are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to annual review and recertification.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform sub-contract work for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 66% of our revenue. Our international sales fluctuate from year-to-year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 1% and 25% of revenue during each of the last five years, and accounted for 16%, 3%, and 1% of revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 20.7% of revenue in 2011 (all for Chevron Corporation), 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC), and 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.). In addition, at December 31, 2011, 98% of our backlog, which consists of work remaining on commitments received through February 27, 2012, was attributable to 19 projects involving 15 customers. Of our backlog on December 31, 2011, 72.9% is for two customers for two deepwater projects. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to project construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

While customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, we believe price and the ability to meet a customer’s delivery schedule are the principal factors weighed by customers in awarding contracts. Our contracts generally vary in length from one month to 24 months depending on the size and complexity of the project. Generally, our contracts and projects are subject to termination at any time prior to completion, at the option of the customer. Upon termination, however, the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees.

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

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Our marketing staff contacts engineering companies and oil and gas companies believed to have fabrication projects scheduled to allow us an opportunity to bid for the projects. Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have two domestic competitors, including J. Ray McDermott, S.A. and Kiewit Offshore Services, for the fabrication of deepwater projects such as hulls, tendons, and/or deck sections of floating production platforms. In addition to these companies, foreign shipyards also compete for deepwater projects destined for both the Gulf of Mexico and international waters.

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

We also have several domestic competitors, including J. Ray McDermott, S.A. and Kiewit Offshore Services, for platform jackets for intermediate water depths from 150 feet to 300 feet. A number of other companies compete for projects designed for shallower waters. Certain of our competitors have greater financial and other resources than we do.

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

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of December 31, 2011, we had a revenue backlog of $614.5 million and a labor backlog of approximately 4.6 million man-hours remaining to work, including commitments received through February 27, 2012, compared to the revenue backlog of $486.1 million and a labor backlog of 3.8 million man-hours reported as of December 31, 2010.

Of our backlog at December 31, 2011,

•	72.9% is for two customers as compared to 64.1% for one customer at December 31, 2010.

•	$509.8 million, or 83.0%, represented projects destined for deepwater locations compared to $343.4 million, or 70.6%, at December 31, 2010.

•	$47.0 million, or 7.7%, represented projects destined for foreign locations compared to $33.8 million, or 7.0%, at December 31, 2010.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of December 31, 2011, we expect to recognize revenues from our backlog of approximately

•	$537.2 million, or 87.4%, during the calendar year 2012; and

•	$77.3 million during calendar year 2013.

Recognition of revenue of the backlog as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue. As a result, the timing of backlog revenue recognition could differ from the periods presented.

Based on the activity of the major oil and gas companies and certain engineering companies, we believe that there could be one or two deepwater projects awarded during the latter part of 2012, with another three or four deepwater projects awarded in the last half of 2013. Given the current level of deepwater projects, the potential to increase the backlog in the near term continues to come from marine related projects, where bidding activity remains steady.

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

Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time we performed them.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in annual expenditures between $400,000 and $600,000. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

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

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2011 and 2010, we had approximately 1,950 and 1,250 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used increased from 10 to 90 during the year. Due to the award of significant contracts at the end of 2010 and during 2011, we focused on hiring employees in 2011 to meet the increasing level of activity. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services. If any of these occurred in the near-term the profits expected from work in progress could be reduced or eliminated and in the long-term, to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and our growth potential could be impaired. In an effort to maintain our current workforce and attract new employees in periods of high activity, we have enhanced several incentive programs and expanded our training facility to train our employees on productivity and safety matters.

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

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project.

Deepwater projects have historically represented a significant part of our backlog. With respect to backlog at December 31, 2011, $509.8 million, or approximately 83.0%, represents mostly two projects destined for deepwater locations. Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

We might be unable to employ a sufficient number of skilled workers.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand, but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services.

If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and, in the long-term, to the extent wage increases could not be passed on to our customers, our production capacity could be diminished and growth potential could be reduced.

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

During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, allowing water from the Gulf Intracoastal Waterway to enter the dock through the floor and causing a portion of the graving dock slab to fracture. The dock will need to be drained to determine the extent of the damage and commence necessary repairs. To prevent further flooding, the Company has designed and is constructing a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. The estimated cost to construct the coffer cell is approximately $9 million and the cost to repair the slab is estimated between $1.5 million and $3 million, depending on the extent of damage. However, the final repair costs will not be known until the dock can be drained and accordingly, the aggregate costs of repairs remains subject to change. The Company currently estimates that approximately $2.5 million to $3.5 million of the cost to build the coffer cell will only be used for the Williams project and accordingly will be included in its estimated project cost. The remaining cost will be capitalized as property as part of the graving dock or as inventory for use on future projects after its removal upon completion of the Williams project. The estimated costs to repair the slab to the dock will be expensed when incurred between March 2012 and June 2012.

We fully intend to file one or more claims with our insurance carriers for what we believe are allowable costs under the terms of our policies. Recoveries under these policies will be recognized in the period when we have determined collection from the carriers is probable, which may be different than the periods that the costs are expended. It is unknown at this time what, if any, portion of the cost to build the coffer cell or repair the slab will be covered by insurance. At December 31, 2011, we incurred approximately $500,000 of costs related to the construction of the coffer cell and repair of the graving dock.

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

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year, such as Tropical Storm Lee in 2011, may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our corporate officers and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer's capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer's delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 20.7% of revenue in 2011 (all for Chevron Corporation), 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC ), and 48% of revenue in 2009 (36% for Bluewater Industries, Inc. and 12% for Eni US Operating Co. Inc.). The loss of a significant customer for any reason, including a sustained decline in that customer's capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, and are also subject to a wide variety of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Further, compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties—Government and Environmental Regulations.”

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

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our cash flow, operations and financial position.

Our oil and gas fabrication operations may continue to be adversely affected by the Deepwater Horizon incident.

In April 2010, the drilling rig Deepwater Horizon, which was engaged in deepwater drilling operations in the Gulf of Mexico, sank after an explosion and fire, resulting in one of the most significant oil spills in U.S. history. As a result, on May 28, 2010, the DOI imposed a six-month moratorium on offshore deepwater drilling operations, the enforcement of which was preliminarily enjoined. On July 12, 2010, the DOI imposed another similar moratorium set to expire November 30, 2010. As a result, deepwater drilling operations in the Gulf of Mexico were suspended. On October 12, 2010, the DOI lifted the moratorium on deepwater drilling. Although the moratorium has been lifted and permitting has resumed, the incident has resulted in increased exploration and production costs and increased regulation of deepwater drilling operations. The incident also resulted in greater difficulty in obtaining drilling permits, which have been issued at a much slower pace than in the years before the incident. Any one or more of these may cause some of our customers to decrease or eliminate drilling activities in the Gulf of Mexico, which could have a material adverse effect on our business.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 2, 2012. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kerry J. Chauvin	64	Chairman of the Board and Chief Executive Officer
Kirk J. Meche	49	President and Chief Operating Officer
Roy F. Breerwood, III	38	Interim Chief Financial Officer and Treasurer; Controller
William G. Blanchard	53	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Francis A. Smith, Jr.	62	President and Chief Executive Officer of Gulf Marine Fabricators, L.P. (fabrication subsidiary)

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

Roy F. “Buddy” Breerwood, III became interim Chief Financial Officer and Treasurer in February 2012. Mr. Breerwood has served as Controller since October 2007 and Accounting Manager from July 2002 to October 2007.

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

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 2, 2012, we had approximately 3,100 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends per share declared our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2011
First Quarter	$34.68	$25.76	$.06
Second Quarter	35.85	27.00	.06
Third Quarter	36.00	19.82	.06
Fourth Quarter	31.31	19.55	.06

Fiscal Year 2010
First Quarter	$22.80	$16.70	$.01
Second Quarter	27.74	14.18	.01
Third Quarter	18.54	14.47	.01
Fourth Quarter	30.56	18.01	.01

In each quarter of 2011, our Board of Directors declared a dividend of $0.06 per share on the shares of our common stock outstanding, totaling $3.5 million. On February 24, 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 26, 2012 to shareholders of record on March 12, 2012. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2011.

				Current Program
Period	Total number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1 to 31, 2011	—		—	—	—
November 1 to 30, 2011	—		—	—	—
December 1 to 31, 2011	8,957	[a]	$27.80	—	—

Total	8,957	[a]	$27.80	—	—

a.	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations on restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2006 to December 31, 2011, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2007 at closing prices on December 31, 2006 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec07	Dec08	Dec09	Dec10	Dec11
Gulf Island Fabrication, Inc.		-12.97	-53.86	48.02	34.27	4.51
S&P 500 Index		5.49	-37.00	26.46	15.06	2.11
S&P 500 Oil & Gas Equipment & Services		47.90	-59.18	59.80	39.28	-11.68

	Base Period Jan. 1, 07	INDEXED RETURNS Years Ending
Company / Index		Dec07	Dec08	Dec09	Dec10	Dec11
Gulf Island Fabrication, Inc.	100	87.03	40.15	59.43	79.81	83.40
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Oil & Gas Equipment & Services	100	147.90	60.38	96.48	134.37	118.68

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2011 are derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and notes thereto included elsewhere in this report.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data:
Revenue	$307,832	$248,286	$311,529	$420,507	$472,739
Cost of revenue:
Contract costs	295,614	225,015	272,064	368,211	415,901
Asset impairments (1)	7,690	—	—	—	—

Total cost of revenue	303,304	225,015	272,064	368,211	415,901

Gross profit	4,528	23,271	39,465	52,296	56,838
General and administrative expenses	8,187	7,947	8,257	9,451	10,359

Operating income (loss)	(3,659)	15,324	31,208	42,845	46,479
Net interest income (2)	902	5,021	986	172	384
Other, net income (expense)	309	1,014	(55)	(97)	(10)

Income (loss) before income taxes	(2,448)	21,359	32,139	42,920	46,853
Income taxes	(644)	8,266	11,335	13,898	15,686

Net income (loss)	$(1,804)	$13,093	$20,804	$29,022	$31,167

Income Summary Data:
Basic earnings (loss) per share—common shareholders	$(0.13)	$0.90	$1.44	$2.03	$2.19

Diluted earnings (loss) per share—common shareholders	$(0.13)	$0.90	$1.44	$2.02	$2.17

Basic weighted-average common shares	14,351	14,318	14,294	14,258	14,161

Adjusted weighted-average common shares	14,351	14,329	14,295	14,292	14,260

Cash dividend declared per common share	$0.24	$0.04	$0.13	$0.40	$0.40

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$101,926	$112,111	$80,501	$63,060	$57,384
Property, plant and equipment, net	216,722	197,652	200,459	204,695	188,766
Total assets	395,935	334,856	332,175	349,270	325,213
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked
for the year ended December 31, (3)	2,715	2,403	3,156	3,820	3,582
Backlog as of December 31, (4)
Direct labor hours	4,609	3,837	1,495	2,321	3,682
Dollars	$614,481	$486,146	$136,766	$209,823	$330,445

(1)	On April 8, 2011, we received an unfavorable ruling regarding a disputed claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. As a result, we recognized all recorded amounts as asset impairments of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss.
(2)	On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. to restructure the payment terms of the remaining $90 million owed on the MinDOC I project. We received a limited overriding royalty interest for $48 million of this amount as part of this agreement. On November 29, 2010, we sold the overriding royalty interest. As a result of this agreement and subsequent sale of our overriding royalty interest, we recognized $4.6 million and $961,000 as interest income during the years ended December 31, 2010 and 2009, respectively.
(3)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(4)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects for which we have a signed contract and a customer has authorized us to begin work or purchase materials. The backlog as of each year end also includes commitments received following December 31st, as described in Item 1.

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

We believe conditions brought on by the Deepwater Horizon incident in 2010 have improved and, with oil prices currently stable at between $90 and $100 per barrel, capital outlay and bidding activity by oil and gas producers have increased. We believe margins will begin to improve as production volumes increase based on projects currently in our backlog. Cost reduction measures were taken during the last two years and will continue to be monitored as production levels increase. We will continue to focus on managing the increasing costs of raw materials and maintaining our labor force. In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas and our customer’s cost of regulatory compliance, which at this time is difficult to predict.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of December 31, 2011, we had a revenue backlog of $614.5 million and a labor backlog of approximately 4.6 million man-hours remaining to work, including commitments received through February 27, 2012, compared to the revenue backlog of $486.1 million and a labor backlog of 3.8 million man-hours reported as of December 31, 2010.

Of our backlog at December 31, 2011,

•	72.9% is for two customers as compared to 64.1% for one customer at December 31, 2010.

•	$509.8 million, or 83.0%, represented projects destined for deepwater locations compared to $343.4 million, or 70.6%, at December 31, 2010.

•	$47.0 million, or 7.7%, represented projects destined for foreign locations compared to $33.8 million, or 7.0%, at December 31, 2010.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of December 31, 2011, we expect to recognize revenues from our backlog of approximately

•	$537.2 million, or 87.4%, during the calendar year 2012; and

•	$77.3 million during calendar year 2013.

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

Based on the activity of the major oil and gas companies and certain engineering companies, we believe that there could be one or two deepwater projects awarded during the latter part of 2012, with another three or four deepwater projects awarded in the last half of 2013. Given the current level of deepwater projects, the potential to increase the backlog in the near term continues to come from marine related projects, where bidding activity remains steady.

Workforce

During 2011, our workforce ranged from approximately 1,250 to 1,950. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2011, our use of contract labor ranged from approximately 10 to 90 contract laborers. Due to the award of significant contracts at the end of 2010 and during 2011, we focused on hiring employees in 2011 to meet the increasing level of activity.

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. No revenues were recorded at December 31, 2011 and 2010 related to unapproved change orders. We had $468,000 of change orders, approved as to scope but not price, recorded at December 31, 2009 that were approved in the first quarter of 2010. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $3.0 million, $1.3 million, and $1.4 million in the years ended December 31, 2011, 2010, and 2009, respectively. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

For the twelve-month period ended December 31, 2011, our revenue was $307.8 million, an increase of 24.0%, compared to $248.3 million in revenue for the twelve-month period ended December 31, 2010. The following factors contributed to the increase in revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•

Man-hours worked have increased from 2.4 million for the twelve-month period ended December 31, 2010 to 2.7 million during the twelve-month period ended December 31, 2011, representing an increase of 12.5%.

•

Pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2011 were 45.3% compared to 36.1% for the twelve-month period ended December 31, 2010. The increase in pass-through costs for the twelve months ended December 31, 2011 primarily relates to certain deepwater projects. Pass-through costs, as described in Note 12 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact on our gross margin.

For the twelve-month periods ended December 31, 2011 and 2010, gross profit was $4.5 million (1.5% of revenue) for 2011 and $23.3 million (9.4% of revenue) for 2010. Factors contributing to the decrease in gross profit for the twelve-month period ended December 31, 2011 compared to the twelve-month period ended December 31, 2010 include:

•

On April 8, 2011, the Company received an unfavorable ruling on an insurance claim for costs incurred in connection with an April 2008 crane accident, resulting in the Company having to recognize a charge of $7.7 million related to impairments of a receivable and to the remaining book value of one of the cranes involved in the accident. For additional information, see Note 6 in the Notes to Consolidated Financial Statements.

•	Pass-through costs as a percentage of revenue as discussed above.

•

We recognized $3.0 million of contract losses on contracts on three projects during the twelve months ended December 31, 2011, as compared to $1.3 million for the twelve months ended December 31, 2010.

•

Certain fixed costs at our Texas facility, particularly staff and facility maintenance costs, increased in 2011 as compared to 2010. These costs were reduced in 2010 and early 2011 because of the decline in activity at this facility; however, they were increased in preparation of both our facilities and staffing levels to accommodate our large increase in awards. Although contract revenues increased later in 2011, they could not cover all of these costs incurred during the year. We expect deepwater contracts currently in our backlog to significantly contribute to revenue for this facility over the next one-and-a-half years.

Our general and administrative expenses were $8.2 million for the twelve-month period ended December 31, 2011 compared to $7.9 million for the twelve-month period ended December 31, 2010. Although the absolute dollar value was more, general and administrative expenses, as a percentage of revenue, were 2.7% of revenue compared to 3.2% of revenue for the twelve-month periods ended December 31, 2011 and 2010, respectively.

We had net interest income of $902,000 for the twelve-month period ended December 31, 2011 compared to net interest income of $5.0 million for the twelve-month period ended December 31, 2010. The interest income for the period ended December 31, 2011 was primarily related to the accretion of the discount associated with the financing arrangement described in Note 2 in the Notes to Consolidated Financial Statements. The interest income for the period ended December 31, 2010 was primarily related to the accretion of the discount associated with the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I hull. On November 29, 2010, our financing arrangement with Bluewater/ATP was completely settled following the sale of our limited overriding royalty interest.

We had other income of $309,000 for the twelve months ended December 31, 2011, compared to a $1.0 million income for the twelve months ended December 31, 2010. Other income for the period ended December 31, 2011 represents gains on sales of miscellaneous equipment. Other income for period ended December 31, 2010 represents the settlement of claims related to damages incurred in connection with the hurricanes that hit the Gulf Coast in 2008.

Our effective income tax rate was a benefit of 26.3% for the twelve-month period ended December 31, 2011, compared to an expense of 38.7% for the twelve-month period ended December 31, 2010. The decrease in the effective rate for the period ended December 31, 2011 was related the reduction of income at our Texas facility mainly due to the asset impairments described elsewhere herein. This reduction in income caused a decrease in our estimated Federal qualified production activities income deduction and an increase in Louisiana state income tax apportionment in 2011 as compared to 2010, reducing the overall income tax benefit recorded in 2011 compared to income tax expense recorded in 2010.

Comparison of the Years Ended December 31, 2010 and 2009

For the twelve-month period ended December 31, 2010, our revenue was $248.3 million, a decrease of 20.3%, compared to $311.5 million in revenue for the twelve-month period ended December 31, 2009. The following factors contributed to the decrease in revenues for the year ended December 31, 2010 compared to the year ended December 31, 2009:

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

For the twelve-month periods ended December 31, 2010 and 2009, gross profit was $23.3 million (9.4% of revenue) for 2010 and $39.5 million (12.7% of revenue) for 2009. The low level of production man-hours at our Texas facility during 2010 did not allow us to cover certain fixed costs, which contributed to the decrease in gross margin. Although we reduced costs at the facility, certain fixed costs could not be eliminated.

Our general and administrative expenses were $7.9 million for the twelve-month period ended December 31, 2010. This compares to $8.3 million for the twelve-month period ended December 31, 2009. Although the absolute dollar value was less, the percentage of revenue, general and administrative expenses were 3.2% of revenue compared to 2.7% of revenue for the twelve-month periods ended December 31, 2010 and 2009, respectively. The reduction in general and administrative expenses for the twelve-month period ended December 31, 2010 compared to December 31, 2009 was primarily due to a reduction in the number of personnel and related cost (salaries, wages and benefit related costs). Also contributing to the reduction of general and administrative costs was a reduction in professional service fees.

We had net interest income of $5.0 million for the twelve-month period ended December 31, 2010, compared to net interest income of $986,000 for the twelve-month period ended December 31, 2009. The increase in interest income is primarily related to interest income recognized with respect to the financing arrangement with Bluewater and ATP on the fabrication of the MinDOC I project. On November 29, 2010, we sold the limited overriding royalty interest with respect to this arrangement to an undisclosed buyer.

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

At December 31, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $15.3 million, which reduced the unused portion of the Revolver to $44.7 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2011, we were in compliance with these covenants.

At December 31, 2011, our cash and cash equivalents totaled $55.3 million. Working capital was $101.9 million at December 31, 2011. The ratio of current assets to current liabilities was 2.34 to 1 at December 31, 2011. Net cash provided by operating activities was $11.9 million for the year ended December 31, 2011, compared to $96.2 million for the year ended December 31, 2010. The following factors contributed to the decrease in cash provided by operating activities:

•

There was a large decrease in contracts receivable on completed contracts at January 1 of each respective year. We collected $2.5 million on this type of receivable during the twelve months ended December 31, 2011 as compared to $58.0 million collected during the twelve months ended December 31, 2010.

•

Contract related assets increased, offset by the increase in contract related liabilities. As we began working on the larger deepwater projects in our backlog, our contract related liabilities, including accounts payable, increased $70.4 million as we purchased a larger volume of materials for those projects. Contract related assets, including contracts receivable on contracts in process, increased $92.2 million as we invoiced customers for the purchase of such materials.

•

There was a $14.9 million decrease in net income for the twelve months ended December 31, 2011, compared to the twelve months ended December 31, 2010 due to the variations previously discussed above in “Results of Operations.”

Net cash used in investing activities for the year ended December 31, 2011, was $41.5 million, which related to capital expenditures for equipment and improvements to our production facilities. Included in capital expenditures for the twelve months ended December 31, 2011 was $11.0 million for two Manitowoc crawler cranes; $3.3 million representing the cost of completing the construction of a gate for the graving dock at our Texas yard; $5.1 million on a project in progress to extend the length of our graving dock; and $3.7 million on the purchase of equipment and the installation of a panel line system. Also included in capital expenditures was $4.2 million for six Kamag transporters for our Louisiana facilities. In addition, we purchased, for $2.3 million, an additional 29 acres adjacent to our Dolphin Services facilities to expand this subsidiary’s capabilities. The acquisition included fabrication, warehouse and office space totaling 41,400 square feet.

During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, allowing water from the Gulf Intracoastal Waterway to enter the dock through the floor and causing a portion of the graving dock slab to fracture. The dock will need to be drained to determine the extent of the damage and commence necessary repairs. To prevent further flooding, the Company has designed and is constructing a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. The estimated cost to construct the coffer cell is approximately $9 million and the cost to repair the slab is estimated between $1.5 million and $3 million, depending on the extent of damage. However, the final repair costs will not be known until the dock can be drained and accordingly, the aggregate costs of repairs remains subject to change. The Company currently estimates that approximately $2.5 million to $3.5 million of the cost to build the coffer cell will only be used for the Williams project and accordingly will be included in its estimated project cost. The remaining cost will be capitalized as property as part of the graving dock or as inventory for use on future projects after its removal upon completion of the Williams project. The estimated costs to repair the slab to the dock will be expensed when incurred between March 2012 and June 2012.

The Company does have insurance coverage available and fully intends to file a claim for what are determined to be allowable costs under the terms of these insurance policies. Recoveries under these policies will be recognized in the period when the Company has determined collection from the carriers is probable, which may be different than the periods when the costs are expended. However, it is unknown at this time what, if any, portion of the costs to build the coffer cell or repair the slab will be covered by insurance. For additional information, see 1A- “Risk Factors.”

In addition to the anticipated graving dock expenditures discussed above, we also anticipate capital expenditures for 2012 to be approximately $27.5 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $5.2 million for the completion of the graving dock extension at our Texas yard. Extending the graving dock an additional 100 feet gives us the ability to construct projects that are larger or of a greater variety of dimensions. Also included is $2.9 million for two Manitowac 18000 maxer attachments, each providing additional lifting capacity of 180 tons, for our cranes at our Gulf Marine facilities to assemble our large deepwater projects with greater efficiency. This additional lifting capacity creates greater efficiencies as we work on future deepwater projects. In addition, $3.0 million is included for an additional M2250 Manitowac crane for our Gulf Island facility, which will provide 350 tons of lifting capacity and replace an older crane in the fleet. Our Gulf Island facility has also budgeted $1.8 million for a new, 30,000 square foot warehouse for its east yard to replace its older 13,000 foot warehouse and convert it into a larger maintenance facility.

The $3.2 million of net cash used in financing activities for the year ended December 31, 2011 included $167,000 of proceeds from the exercise of stock options and $146,000 of excess tax benefits associated with the share-based payment arrangements less $3.5 million in payments of dividends on common stock.

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

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2011, (in thousands).

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment—equipment (1)	$2,821	$2,821	$—	$—	$—
Purchase commitment—material and services (2)	7,355	7,355	—	—	—
Operating leases (3)	18	18	—	—	—

	$10,194	$10,194	$—	$—	$—

(1)	“Purchase commitment—equipment” is a commitment related to purchase order agreements.
(2)	“Purchase commitment—material and services” is a commitment related to purchase order agreements.
(3)	Operating leases are commitments for office space.

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

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F—1 through F—16 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 2, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 2, 2012

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

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2012 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	91,800		$19.07	517,094
Equity compensation plans not approved by security holders	0			0

Total	91,800	(1)		517,094	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2011, these shares would represent .64% of our then total outstanding shares.

(2)	As of December 31, 2011, there were 500,000 shares remaining available for issuance under the 2011 Stock Incentive Plan, 11,975 shares remaining available under the 2002 Long-Term Incentive Plan and 5,119 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

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

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

dry tree system:	A system in which a platform’s well control valves and apparatus (“christmas trees”) and risers are installed and operated above water.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (MinDOC, TLP, FPSO, SPAR).

FPS:	Floating Production System. Structure consisting of a semi-submersible unit which is equipped with drilling and production equipment. It is anchored in place with wire rope and chain, or can be dynamically positioned using rotating thrusters. Production from subsea wells is transported to the surface deck through production risers designed to accommodate platform motion.

FPSO:	Floating Production Storage and Offloading vessel.

graving dock:	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2008:	International Standards of Operations 9001-2008 - Defines quality management system of procedures and goals for certified companies.

G-1

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

MinDOC:	Minimum Deepwater Operating Concept. Floating production platform designed for stability and dynamic response to waves consisting of three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

specialized lifting device (SLD):	The specialized lifting device is a twin boom device with a below hook rating of 4,000 tons at a radius of 207 feet from the bulkhead. The 410 foot booms are 100 feet apart and provide a lifting height of 317 feet from the water.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 2, 2012

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$55,287	$88,072
Contract receivables, net	72,474	13,042
Contract retainage	4,313	11,000
Costs and estimated earnings in excess of billings on uncompleted contracts	12,982	6,513
Prepaid expenses and other	13,075	3,674
Inventory	6,278	4,265
Deferred tax assets	10,157	1,301
Income tax receivable	3,347	2,755

Total current assets	177,913	130,622
Property, plant and equipment, net	216,722	197,652
Long-term contracts receivable, net	625	—
Other receivables	—	5,907
Other assets	675	675

Total assets	$395,935	$334,856

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,502	$5,262
Billings in excess of costs and estimated earnings on uncompleted contracts	49,363	7,215
Accrued employee costs	3,512	4,506
Accrued expenses	2,610	1,528

Total current liabilities	75,987	18,511
Deferred tax liabilities	37,149	29,153

Total liabilities	113,136	47,664
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,376,443 and 14,340,971 shares issued and outstanding at December 31, 2011 and December 31, 2010	9,921	9,846
Additional paid-in capital	91,933	91,112
Retained earnings	180,945	186,234

Total shareholders’ equity	282,799	287,192

Total liabilities and shareholders’ equity	$395,935	$334,856

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$307,832	$248,286	$311,529
Cost of revenue:
Contract costs	295,614	225,015	272,064
Asset impairments	7,690	—	—

Total cost of revenue	303,304	225,015	272,064

Gross profit	4,528	23,271	39,465
General and administrative expenses	8,187	7,947	8,257

Operating income (loss)	(3,659)	15,324	31,208
Other income (expense):
Interest expense	(173)	(76)	(77)
Interest income	1,075	5,097	1,063
Other, net	309	1,014	(55)

	1,211	6,035	931

Income (loss) before income taxes	(2,448)	21,359	32,139
Income taxes	(644)	8,266	11,335

Net income (loss)	$(1,804)	$13,093	$20,804

Per share data:
Basic earnings (loss) per share—common shareholders	$(0.13)	$0.90	$1.44

Diluted earnings (loss) per share—common shareholders	$(0.13)	$0.90	$1.44

Cash dividend declared per common share	$0.24	$0.04	$0.13

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders Equity
	Shares	Amount
Balance at January 1, 2009	14,293,033	$9,707	$89,713	$154,787	$254,207
Exercise of stock options	1,400	2	19	—	21
Income tax benefit from stock compensation	—	—	24	—	24
Net income	—	—	—	20,804	20,804
Vesting of restricted stock	13,445	(6)	(55)	—	(61)
Compensation expense restricted stock	—	60	544	—	604
Compensation expense non-qualified stock options	—	7	66	—	73
Dividends on common stock	—	—	—	(1,871)	(1,871)

Balance at December 31, 2009	14,307,878	$9,770	$90,311	$173,720	$273,801
Exercise of stock options	6,000	10	91	—	101
Income tax benefit from stock compensation	—	—	124	—	124
Net income	—	—	—	13,093	13,093
Issuance of common stock restricted stock vesting	—	—	—	—	—
Vesting of restricted stock	27,093	(17)	(156)	—	(173)
Compensation expense restricted stock	—	83	742	—	825
Dividends on common stock	—	—	—	(579)	(579)

Balance at December 31, 2010	14,340,971	$9,846	$91,112	$186,234	$287,192
Exercise of stock options	8,560	16	151	—	167
Income tax benefit from stock compensation	—	—	146	—	146
Net loss	—	—	—	(1,804)	(1,804)
Vesting of restricted stock	26,912	(32)	(291)	—	(323)
Compensation expense restricted stock	—	91	815	—	906
Dividends on common stock	—	—	—	(3,485)	(3,485)

Balance at December 31, 2011	14,376,443	$9,921	$91,933	$180,945	$282,799

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$(1,804)	$13,093	$20,804
Depreciation	20,692	19,282	18,512
Asset impairments	7,690	—	—
Deferred income taxes	(860)	3,364	5,137
Excess tax benefits from share-based payment arrangement	(146)	(124)	(24)
Compensation expense—stock compensation plans	906	825	677
Changes in operating assets and liabilities:
Contracts receivable, net	(60,057)	75,826	8,146
Contract retainage	6,687	(10,125)	(263)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,469)	11,460	(7,834)
Prepaid expenses and other assets	(9,401)	(691)	(322)
Inventory	(2,013)	(41)	1,464
Other receivables	—	(53)	1,640
Accounts payable	15,240	(11,256)	(547)
Billings in excess of costs and estimated earnings on uncompleted contracts	42,148	(1,720)	(30,996)
Accrued employee costs	(1,317)	(404)	(1,284)
Accrued expenses	1,082	(531)	(2,370)
Current income taxes	(446)	(2,755)	(1,752)

Net cash provided by operating activities	$11,932	$96,150	$10,988

Cash flows from investing activities:
Capital expenditures, net	(41,545)	(16,475)	(15,250)
Proceeds from the sale of equipment	—	—	1,000

Net cash used in investing activities	(41,545)	(16,475)	(14,250)

Cash flows from financing activities:
Proceeds from exercise of stock options	167	101	21
Excess tax benefit from share-based payment arrangements	146	124	24
Payments of dividends on common stock	(3,485)	(579)	(1,871)

Net cash used in financing activities	(3,172)	(354)	(1,826)

Net increase (decrease) in cash and cash equivalents	(32,785)	79,321	(5,088)
Cash and cash equivalents at beginning of period	88,072	8,751	13,839

Cash and cash equivalents at end of period	$55,287	$88,072	$8,751

Supplemental cash flow information:
Interest paid	$132	$72	$71

Income taxes paid, net of refunds	$660	$7,644	$7,893

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and four major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company's principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine (both performing fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”, performing marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services”, performing offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”, selling steel plate and other steel products) and Gulf Island Resources, L.L.C. (“Gulf Island Resources”, hiring of laborers with similar rates and terms as those provided by contract labor service companies).

Operating Cycle

The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts. However, any variation from normal contract terms would cause classification of assets and liabilities as long-term. See Note 2 for further explanation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management include asset impairments, contract revenues, costs and profits and the application of the percentage-of-completion (POC) method of accounting. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The principal customers of the Company include major and large independent oil and gas companies and their contractors. This concentration of customers may impact the Company's overall exposure to credit risk,

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Awards under the Company’s stock-based compensation plans are calculated using a fair-value based measurement method. Share-based compensation expense for share based awards is recognized only for those awards that are expected to vest. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award.

Inventory

Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.

Workers Compensation Liability

The Company and its subsidiaries Gulf Island, Gulf Island Marine and Dolphin Services are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported. Our workers compensation liability balance was $983,000 and $1.4 million as of December 31, 2011 and 2010, respectively.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

The Company records impairment losses on long-lived assets or asset groups used in operations when events and circumstances indicate that the assets or asset groups might be impaired and the undiscounted cash flows estimated to be generated by those assets or asset groups are less than the carrying amounts of those assets or asset groups. The impairment loss is determined by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate.

Fair Value Measurements

The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgements and estimates. Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The fair value hierarchy gives the highest priority to observable inputs

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique. As of December 31, 2011 and 2010, none of our assets or liabilities were subject to fair value measurements.

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours incurred. Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. No revenues were recorded at December 31, 2011 and 2010 related to unapproved change orders. We had $468,000 of change orders, approved as to scope but not price, recorded at December 31, 2009 that were approved in the first quarter of 2010. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $3.0 million, $1.3 million, and $1.4 million in the years ended December 31, 2011, 2010, and 2009, respectively. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the basis differences reverse. A valuation allowance is provided to reserve for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserves for uncertain tax positions are recognized when the positions are more likely than not to not be sustained upon audit. Interest and penalties on uncertain tax positions are recorded in income tax expense. Our federal tax returns have been examined and settled through the 2007 tax year. There were no material uncertain tax positions recorded for the years presented in these statements.

2. CONTRACTS RECEIVABLE AND RETAINAGE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Since the payment period extends further than twelve months, we discounted the final contract price by $1.4 million, applying a discount rate of 9.5%, based on our credit risk analysis. We began recognizing the discount as interest income over the twenty month term beginning June 30, 2011, which is consistent with the first scheduled payment of the contract retainage under the original contract. As a result of this financing agreement, we reclassified the remaining scheduled payments, net of discount, from contract retainage to current and long-term contracts receivable. This transfer was treated as a non-cash operating activity for purposes of the statement of cash flows. All scheduled payments have been received through March 2, 2012.

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2011	2010
Completed contracts
Current receivables	$11,521	$2,458
Long term receivables due after one year	625	—
Contracts in progress:
Current receivables	60,977	10,632
Retainage due within one year	4,313	11,000

	77,436	24,090
Less allowance for doubtful accounts	24	48

	$77,412	$24,042

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2011	2010
Costs incurred on uncompleted contracts	$271,397	$164,095
Estimated profit earned to date	23,769	27,644

	295,166	191,739
Less billings to date	331,547	192,441

	$(36,381)	$(702)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,982	$6,513
Billings in excess of costs and estimated earnings on uncompleted contracts	(49,363)	(7,215)

	$(36,381)	$(702)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2011	2010
	(in Years)
Land	n/a	$10,463	$9,227
Buildings	25	59,257	55,272
Machinery and equipment	3 to 25	187,065	167,370
Furniture and fixtures	3 to 5	4,601	4,179
Transportation equipment	3 to 5	3,164	3,038
Improvements	15	84,828	77,016
Construction in progress	n/a	11,288	8,273

		360,666	324,375
Less accumulated depreciation		143,944	126,723

		$216,722	$197,652

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2011, 2010, and 2009, the Company expensed $1.9 million, $2.7 million, and $3.3 million, respectively, related to these leases.

6. OTHER RECEIVABLES

As of December 31, 2010, we had previously recorded $5.9 million, net of advances received from our insurance provider, in “Other receivables” related to an insurance claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. During 2009, our insurer disputed certain aspects of this claim, and a hearing was ultimately held in January 2011 concerning this matter. On April 8, 2011, we received an unfavorable ruling regarding this claim. As a result, in the first quarter of 2011 we recognized all recorded amounts as asset impairments of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss. We have filed an appeal and intend to continue to pursue this matter through legal proceedings as we believe we are owed the amounts related to our claim; however, no assurance can be made as to the final outcome of our appeal.

During 2010, we settled claims in connection with the hurricanes that hit the Gulf Coast in 2008. We recorded other income of $1.1 million for the twelve-month period ended December 31, 2010 as a result of recovering amounts under our flood and property policies in excess of our damages and related costs.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Property, plant and equipment	$37,149	$29,153

	37,149	29,153
Deferred tax assets:
Employee benefits	409	541
Uncompleted contracts	17	375
Stock based compensation expense	216	224
Federal net operating loss	9,292	—
Other	223	161

Total deferred tax assets:	10,157	1,301

Net deferred tax liabilities:	$26,992	$27,852

Our federal net operating loss generated during our 2011 tax year can be carried back two years or carried forward twenty years.

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Current:
Federal	$—	$4,496	$5,864
State	239	406	334

Total current	239	4,902	6,198

Deferred:
Federal	(828)	3,085	4,860
State	(55)	279	277

Total deferred	(883)	3,364	5,137

Income taxes	$(644)	$8,266	$11,335

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company's income tax expense for the years ended December 31 is as follows (in thousands):

	2011	%	2010	%	2009	%
U.S. statutory rate	$(857)	35.0%	$7,476	35.0%	$11,249	35.0%
Increase (decrease) resulting from:
State income taxes	289	(11.8)	893	4.2	397	1.2
Qualified Production Activities
Income—Deduction	—	—	(205)	(1.0)	(269)	(0.8)
Federal Work Opportunity Tax Credit	—	—	—	—	(117)	(0.4)
Other	(76)	3.1	102	0.5	75	0.3

Income tax expense	$(644)	26.3%	$8,266	38.7%	$11,335	35.3%

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LINE OF CREDIT

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

At December 31, 2011, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $15.3 million, which reduced the unused portion of the Revolver to $44.7 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2011, we were in compliance with these covenants.

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

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that the Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to the LDEQ in September 2008 and it was later approved with stipulations. After sampling, we filed a report with the LDEQ in mid July 2010. After its review, the agency requested an overall remediation plan. Through a third party, we completed our plan in February 2012 and await its review. We have accrued $333,000 related to the estimated cost to remediate the site, which includes professional fees such as engineering and consulting costs.

10. REVENUES FROM MAJOR CUSTOMERS

The Company's customer base is primarily concentrated in the oil and gas industry. Through the Company’s marine fabrication subsidiary, its customer base is expanding into other industries that utilize marine vessels. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded. Revenues from customers comprising 10% or more of the Company's total revenue for the years ended December 31 are summarized as follows (in thousands):

	2011	2010	2009
Chevron Corporation	$63,769	$—	$—
Eni US Operating Co. Inc.	—	38,497	36,677
American Electric Power Service Corporation	—	27,858	—
Versabuild, LLC	—	27,407	—
Bluewater Industries, Inc.	—	—	112,011

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INTERNATIONAL REVENUES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 16%, 3%, and 1% of the Company's revenues for the years ended December 31, 2011, 2010 and 2009, respectively, as follows:

		December 31,
	2011	2010	2009
		(In millions)
Location:
United States	$259.0	$240.9	$309.5
International	48.8	7.4	2.0

Total	$307.8	$248.3	$311.5

12. CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular pay period. Pass-through costs included in revenue were 45.3%, 36.1% and 36.6% for the years ended December 31, 2011, 2010 and 2009, respectively.

13. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the Retirement Plan. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2011, 2010, and 2009, the Company contributed a total of $1.9 million, $2.1 million, and $2.3 million, respectively.

14. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2011 and 2010 were as follows (in thousands, except per share data):

	March 31, 2011 (a)	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$46,348	$87,251	$85,827	$88,406
Gross profit (loss)	(9,568)	4,846	4,004	5,246
Net income (loss)	(6,964)	1,835	1,559	1,766
Basic EPS	(0.49)	0.13	0.11	0.12
Diluted EPS	(0.49)	0.13	0.11	0.12

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenue	$69,259	$75,290	$60,733	$43,004
Gross profit	7,438	6,735	6,935	2,163
Net Income	4,505	3,432	3,462	1,694
Basic EPS	0.31	0.24	0.24	0.12
Diluted EPS	0.31	0.24	0.24	0.12

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	On April 8, 2011, we received an unfavorable ruling regarding a disputed claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. As a result, we recognized all recorded amounts as asset impairments in cost of revenue of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss.

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2011	2010	2009
Basic:
Numerator:
Net Income (loss)	$(1,804)	$13,093	$20,804
Less: Net income attributable to participating securities (unvested restricted stock)	—	160	238

Net income (loss) attributable to common shareholders	$(1,804)	$12,933	$20,566

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,351	14,318	14,294

Basic earnings per share—common shareholders	$(0.13)	$0.90	$1.44

Diluted:
Numerator:
Net income	$(1,804)	$13,093	$20,804
Less: Net income attributable to participating securities (unvested restricted stock)	—	154	220

Net income attributable to common shareholders	$(1,804)	$12,939	$20,584

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,351	14,318	14,294
Effect of dilutive securities:
Employee stock options	—	11	1

Denominator for dilutive earnings per share-weighted-average shares	14,351	14,329	14,295

Diluted earnings per share—common shareholders	$(0.13)	$0.90	$1.44

16. LONG-TERM INCENTIVE PLANS

On February 13, 1997, the shareholders approved the adoption of the Long-Term Incentive Plan (the “Plan”). The Plan authorizes the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company’s common stock to certain officers and key employees of the Company chosen by a committee appointed by the board of directors (the “compensation committee”) to administer such Plan. Under the Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as “nonstatutory options” (options which do not afford income tax benefits to recipients, but the exercise of which may provide tax deductions for the Company). Each option will have an exercise price per share not less than the market price of the common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 24, 2002, the shareholders approved the adoption of the 2002 Long-Term Incentive Plan, which was amended by the shareholders on April 26, 2006 (the “2002 Plan”). The 2002 Plan authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee. Under the 2002 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as nonstatutory options. Each option will have an exercise price per share not less than the market price of the common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

On April 28, 2011, the shareholders approved the adoption of the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company's common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee. Under the 2011 Plan, all options granted have 10-year terms, and the conditions relating to the vesting and exercise of the options result in their being classified as nonstatutory options. Each option will have an exercise price per share not less than the market price of the common stock on the date of grant and no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

At December 31, 2011, there were approximately 517,000 shares remaining available for future issuance under the Plan, the 2002 Plan and the 2011 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. During 2011, 2010 and 2009, the compensation committee did not grant any stock options under the Incentive Plans.

A summary of the Company's stock option activity as of December 31, 2010, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	100,800	$18.88
Granted	—	—
Exercised	(8,560)	17.24
Forfeited or expired	(440)	11.68

Outstanding at December 31, 2011	91,800	$19.07	2.3	$931

Vested at December 31, 2011	91,800	$19.07	2.3	$931

Exercisable at December 31, 2011	91,800	$19.07	2.3	$931

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $133,000, $58,000, and $11,000, respectively.

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $167,000, $101,000, and $21,000, respectively. The excess tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $146,000, $124,000 and $24,000, respectively, for the years ended December 31, 2011, 2010 and 2009.

As of December 31, 2011, all compensation cost related to options granted under the Incentive Plans was recognized. All options granted under the Incentive Plans were vested as of December 31, 2009.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Incentive Plans, the compensation committee may award shares of restricted stock to eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to transfer restrictions, forfeit provisions and other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the compensation committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested (the “Restricted Period”). Except for the shares of restricted stock that vest based on the attainment of performance goals, the Restricted Period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted. If the vesting of the shares of restricted stock is based upon the attainment of performance goals, a minimum Restricted Period of one year is allowed, with incremental vesting of portions of the award over the one-year period permitted.

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted during 2011 vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. On November 30, 2011 the compensation committee granted 67,600 shares of restricted stock to key employees under the Incentive Plans. The weighted-average grant-date fair value of stock granted during 2011 was $28.43. The compensation committee granted 52,100 shares of restricted stock in 2010 with a weighted-average grant date fair value of $27.09. The compensation committee granted 136,700 shares of restricted stock in 2009 with a weighted-average grant date fair value of $16.66. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2011	179,260	$21.37
Granted	67,600	28.43
Vested	(26,912)	24.99
Forfeited	(16,218)	24.43

Restricted shares at December 31, 2011	203,730	$22.99

As of December 31, 2011, there was $1.7 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the year ended December 31, 2011 was $746,000.

Share-based compensation cost that has been charged against income for the Incentive Plans was $906,000, $825,000 and $677,000 for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $238,000, $316,000 and $239,000 for 2011, 2010 and 2009, respectively.

17. SUBSEQUENT EVENTS

On February 24, 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 26, 2012 to shareholders of record on March 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KERRY J. CHAUVIN
Kerry J. Chauvin
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2012.

Signature	Title

/S/ KERRY J. CHAUVIN Kerry J. Chauvin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ ROY F. BREERWOOD, III Roy F. Breerwood, III	Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ ALDEN J. LABORDE Alden J. Laborde	Director

/S/ JOHN P. LABORDE John P. Laborde	Director

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

/S/ JOHN A. WISHART John A. Wishart	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Compose Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through February 28, 2008, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed March 4, 2008.

4.1	Specimen Common Stock Certificate. *

4.2	Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated March 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 26, 2009.

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.7	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.11	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

E-1

EXHIBIT NUMBER

10.12	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.13	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.14	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.15	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of February 19, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.16	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008.

10.17	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.18	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010 incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.19	Tenth Amendment to the Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2011.

10.20	Change of Control Agreement between the Company and Kerry J. Chauvin dated January 1, 2012, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed January 3, 2012. †

10.21	Change of Control Agreement between the Company and Kirk J. Meche dated January 1, 2012, incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed January 3, 2012. †

10.22	Change of Control Agreement between the Company and Robin A. Seibert dated January 1, 2012, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed January 3, 2012. †

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.

E-2

EXHIBIT NUMBER

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

Consolidated Statements of Income for the twelve months ended December 31, 2011 and December 31, 2010;

Consolidated Balance Sheets at December 31, 2011 and December 31, 2010;

Consolidated Statement of Changes in Shareholders’ Equity for the twelve months ended December 31, 2011;

Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011 and December 31, 2010; and

Notes to Consolidated Financial Statements.

†	Management Contract or Compensatory Plan.
*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).
^	SEC File Number 000-22303.

E-3