Form 10-Q
period 2012-03-31
GULF ISLAND FABRICATION INC
filed 2012-04-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2012 was 14,385,039.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,697	$55,287
Contracts receivable, net	52,391	72,474
Contract retainage	6,107	4,313
Costs and estimated earnings in excess of billings on uncompleted contracts	20,602	12,982
Prepaid expenses	13,532	13,075
Inventory	5,740	6,278
Deferred tax assets	6,880	10,157
Income tax receivable	1,891	3,347

Total current assets	149,840	177,913
Property, plant and equipment, net	225,866	216,722
Long-term contracts receivable, net	—	625
Other assets	673	675

Total assets	$376,379	$395,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,742	$20,502
Billings in excess of costs and estimated earnings on uncompleted contracts	23,075	49,363
Accrued employee costs	7,237	3,512
Accrued expenses	2,832	2,610

Total current liabilities	50,886	75,987
Deferred tax liabilities	37,296	37,149

Total liabilities	88,182	113,136
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,385,039 issued and outstanding at March 31, 2012 and 14,376,443 at December 31, 2011, respectively	9,928	9,921
Additional paid-in capital	92,002	91,933
Retained earnings	186,267	180,945

Total shareholders’ equity	288,197	282,799

Total liabilities and shareholders’ equity	$376,379	$395,935

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue	$113,083	$46,348
Cost of revenue:
Contract costs	100,415	48,226
Asset impairments	—	7,690

Total cost of revenue	100,415	55,916

Gross profit (loss)	12,668	(9,568)
General and administrative expenses	2,612	1,936

Operating income (loss)	10,056	(11,504)
Other income (expense):
Interest expense	(96)	(22)
Interest income	248	15
Other	63	—

	215	(7)

Income (loss) before income taxes	10,271	(11,511)

Income taxes	3,492	(4,547)

Net income (loss)	$6,779	$(6,964)

Per share data:
Basic earnings (loss) per share—common shareholders	$0.47	$(0.49)

Diluted earnings (loss) per share—common shareholders	$0.47	$(0.49)

Weighted-average shares	14,381	14,344
Effect of dilutive securities: employee stock options	27	—

Adjusted weighted-average shares	14,408	14,344

Cash dividend declared per common share	$0.10	$0.06

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2012	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	3,389	—	—	—	—
Net income	—	—	—	6,779	6,779
Vesting of restricted stock	5,207	(9)	(79)	—	(88)
Compensation expense restricted stock	—	16	148	—	164
Dividends on common stock	—	—	—	(1,457)	(1,457)

Balance at March 31, 2012	14,385,039	$9,928	$92,002	$186,267	$288,197

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$6,779	$(6,964)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,650	5,023
Asset impairments	—	7,690
Deferred income taxes	3,424	50
Compensation expense—restricted stock	164	233
Changes in operating assets and liabilities:
Contracts receivable	20,708	(19,538)
Contract retainage	(1,794)	10,994
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,620)	(12,172)
Prepaid expenses and other assets	(457)	1,211
Inventory	538	(161)
Accounts payable	(2,760)	5,459
Billings in excess of costs and estimated earnings on uncompleted contracts	(26,288)	6,705
Accrued employee costs	3,637	(1,015)
Accrued expenses	222	990
Current income taxes	1,456	(4,601)

Net cash provided by (used in) operating activities	3,659	(6,096)

Cash flows from investing activities:
Capital expenditures, net	(14,792)	(18,968)

Net cash used in investing activities	(14,792)	(18,968)

Cash flows from financing activities:
Payments of dividends on common stock	(1,457)	(871)

Net cash used in financing activities	(1,457)	(871)

Net change in cash and cash equivalents	(12,590)	(25,935)
Cash and cash equivalents at beginning of period	55,287	88,072

Cash and cash equivalents at end of period	$42,697	$62,137

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH

PERIODS ENDED MARCH 31, 2012 AND 2011

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

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine Fabricators, L.P. (“Gulf Marine”) (both performing fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine,” performing marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services,” performing offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales,” selling steel plate and other steel products) and Gulf Island Resources, L.L.C. (“Gulf Island Resources,” hiring of laborers with similar rates and terms as those provided by contract labor service companies).

Structures and equipment fabricated by us include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; barges; lift boats; offshore support vessels and mid-body sections for offshore supply vessels. We also provide services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo.; steel warehousing and sales; onshore and offshore scaffolding and piping insulation services. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – CONTRACTS RECEIVABLE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Scheduled payments have been received through March 31, 2012 and the balance outstanding as of March 31, 2012 is $5.9 million, which is scheduled to be collected through January 2013.

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable at March 31, 2012, 74.2% is for five customers.

NOTE 3 – LINE OF CREDIT

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

At March 31, 2012, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $20.4 million, which reduced the unused portion of the Revolver to $39.6 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of March 31, 2012, we were in compliance with all covenants.

NOTE 4 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular pay period. Pass-through costs included in revenue were 35.4% and 39.0% for the three-month periods ended March 31, 2012 and 2011, respectively.

At March 31, 2012, we recorded revenue totaling $588,000 related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the second and third quarters of 2012. At March 31, 2011, we had no unapproved change orders recorded in revenue.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $89,000 and $602,000 in the three months ended March 31, 2012 and 2011, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2012	March 31, 2011
Basic:
Numerator:
Net Income (loss)	$6,779	$(6,964)
Less: Net income attributable to participating securities (unvested restricted stock)	77	—

Net income (loss) attributable to common shareholders	$6,702	$(6,964)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,381	14,344

Basic earnings (loss) per share—common shareholders	$0.47	$(0.49)

Diluted:
Numerator:
Net Income (loss)	$6,779	$(6,964)
Less: Net income attributable to participating securities (unvested restricted stock)	77	—

Net income (loss) attributable to common shareholders	$6,702	$(6,964)

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,381	14,344
Effect of dilutive securities:
Employee stock options	27	—

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,408	14,344

Diluted earnings (loss) per share—common shareholders	$0.47	$(0.49)

NOTE 6 – SUBSEQUENT EVENTS

On April 26, 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable May 31, 2012 to shareholders of record on May 14, 2012.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2012, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2012 and 2011, and condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 2, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 30, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the forward-looking statements and investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011. Such factors include, among others, the cyclical nature of the oil and gas industry; the timing of new projects, including deepwater projects, and our ability to obtain them; our ability to attract and retain skilled employees at acceptable compensation rates; the dangers inherent in our operations and the limits on insurance coverage; and competitive factors in the marine fabrication and construction industry.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes in our evaluation of our critical accounting policies since that date.

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

As of March 31 2012, we had a revenue backlog of $548.4 million and a labor backlog of approximately 3.9 million man-hours remaining to work, including commitments received through April 26, 2012, compared to a revenue backlog of $614.5 million and a labor backlog of 4.6 million man-hours reported as of December 31, 2011.

Of our backlog at March 31, 2012,

•	76.2% is for two customers as compared to 72.9% for two customers at December 31, 2011.

•	$458.0 million, or 83.5%, represented projects destined for deepwater locations compared to $509.8 million, or 83.0%, at December 31, 2011.

•	$27.5 million, or 5.0%, represented projects destined for foreign locations compared to $47.0 million, or 7.7%, at December 31, 2011.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of March 31, 2012, we expect to recognize revenues from our backlog of approximately

•	$465.1 million, or 84.8%, during the remaining nine months of 2012; and

•	$83.3 million during calendar year 2013.

Recognition of revenue of the backlog as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in when we actually recognize revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we believe that there could be awards of deepwater projects during the second half of 2012 and the second half of 2013. Given the current level of deepwater projects, the potential to increase the backlog in the near term continues to come from marine related projects, where a steady level of bidding activity remains.

Workforce

As of March 31, 2012, we had approximately 2,350 employees and approximately 150 contract employees, compared to approximately 1,950 employees and approximately 90 contract employees as of December 31, 2011.

Man-hours worked were 1.2 million during the three-month period ended March 31, 2012, compared to 449,000 for the three-month period ended March 31, 2011. The major factor contributing to this increase was our ability to work on one major deepwater project in our backlog during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 when, although this project was in our backlog, we had not worked any man-hours towards its progress.

Results of Operations

Our revenue for the three-month periods ended March 31, 2012 and March 31, 2011, was $113.1 million and $46.3 million, respectively, an increase of 144.3%. The main factor for this increase in revenue was the increase in man-hours worked as discussed in “Workforce.” Our backlog and our resulting work force have increased for the three-month period ended March 31, 2012 as compared to the same period in 2011.

At March 31, 2012, we recorded revenue totaling $588,000 related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the second and third quarters of 2012. At March 31, 2011, we had no unapproved change orders recorded in revenue.

For the three-month periods ended March 31, 2012 and March 31, 2011, gross profit (loss) was $12.7 million (11.2% of revenue) and ($9.6 million), respectively. Factors that contributed to the increase in gross margin for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 include:

•

Man-hours worked increased as discussed in “Workforce”, particularly as we approach our desired employment levels at our Texas facility. The increase in production, primarily related to our two large deepwater projects, had a favorable impact on margin due to the spread it provided to our fixed overhead as compared to the prior year quarter.

•	We recognized no asset impairments during the three months ended March 31, 2012 as compared asset impairments of $7.7 million recognized during the three months ended March 31, 2011.

The Company’s general and administrative expenses were $2.6 million for the three-month period ended March 31, 2012 compared to $1.9 million for the three-month period ended March 31, 2011. As a percentage of revenue, general and administrative expenses for the three-month period ended March 31, 2012 were 2.3%, compared to 4.1% for the three-month period ended March 31, 2011. Factors that contributed to the increase in general and administrative expense include:

•	Expenses associated with setting up additional staff in our offices increased as a result of our increased activity.

•	Incentive compensation increased due to the increase in operations discussed above.

The Company had net interest income of $152,000 for the three-month period ended March 31, 2012, compared to net interest expense of $7,000 for the three-month period ended March 31, 2011. The increase in net interest income for the period ended March 31, 2012 was primarily related to the accretion of the discount associated with the financing arrangement described in Note 2 in the Notes to Consolidated Financial Statements.

The Company had other income of $63,000 for the three-month period ended March 31, 2012, compared to no other income for the three-month period ended March 31, 2011. Other income for the period ended March 31, 2012 represents gains on sales of miscellaneous equipment.

Our effective income tax rate for the three-month period ended March 31, 2012 was 34.0%, compared to an effective tax rate of 39.5% for the comparable period of 2011. The decrease in the effective rate for the period ended March 31, 2012 was primarily related to the increase in income, particularly for our Texas facility, as described elsewhere herein, which caused an increase in our estimated Federal qualified production activities income deduction and a decrease in Louisiana state income tax apportionment.

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

At March 31, 2012, no amounts were borrowed under the Revolver, and we had outstanding letters of credit totaling $20.4 million, which reduced the unused portion of the Revolver to $39.6 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of March 31, 2012, we were in compliance with all covenants.

At March 31, 2012, our cash and cash equivalents totaled $42.7 million. Working capital was $98.9 million and our ratio of current assets to current liabilities was 2.9 to 1 at March 31, 2012. For the three-months ended March 31, 2012, net cash provided by operating activities was $3.7 million compared to net cash used in operating activities of $6.1 million for the three-months ended March 31, 2011. The overall increase in cash provided by operations for the period ended March 31, 2012, compared to the period ended March 31, 2011 is mainly due to the $13.7 million increase in profitability from operations.

Net cash used in investing activities for the three months ended March 31, 2012, was $14.8 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $1.9 million on a project in progress to extend the length of our graving dock at our Texas facility and $2.9 million for an additional M2250 Manitowac crane for our Gulf Island facility in Houma.

Also included in our capital expenditures for the three months ended March 31, 2012 is $4.4 million spent on the construction of a coffer cell to drain the graving dock at our Texas facility. During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, allowing water from the Gulf Intracoastal Waterway to enter the dock through the floor and causing a portion of the graving dock slab to fracture. The dock will need to be drained to determine the extent of the damage and commence necessary repairs. To prevent further flooding, the Company has designed and is constructing a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. The Company expects to drain the dock by the end of May 2012. The estimated cost to construct the coffer cell is approximately $9.6 million and the cost to repair the slab is estimated between $1.5 million and $3 million, depending on the extent of damage. However, the final repair costs will not be known until the dock can be drained and accordingly, the aggregate costs of repairs remains subject to change. The Company currently estimates that approximately $2.5 million to $3.5 million of the cost to build the coffer cell will only be used for the Williams project and accordingly will be included in its estimated project cost. The remaining cost will be capitalized as property as part of the graving dock or as inventory for use on future projects after its removal upon completion of the Williams project. The estimated costs to repair the slab to the dock will be expensed when incurred in the second and third quarter of 2012.

The Company does have insurance coverage available and fully intends to file a claim for what are determined to be allowable costs under the terms of these insurance policies. Recoveries under these policies will be recognized in the period when the Company has determined collection from the carriers is probable, which may be different than the periods when the costs are expended. However, there can be no assurance any amounts will be recovered.

We have approximately $27.0 million budgeted for additional capital expenditures through the remainder of the year.

Net cash used in financing activities for the three months ended March 31, 2012 was $1.5 million relating to cash used to pay dividends on shares of our common stock.

While current job awards will, and future job awards may, require us to issue additional letters of credit further reducing the capacity available on our Revolver, we believe our cash generated by operating activities and funds available under the Revolver will be sufficient to fund our capital expenditures and meet our working capital needs for the next twelve months. We may expand our operations through acquisitions in the future, which may require additional equity or debt financing; however, there can be no assurance the terms of such funds will be acceptable to us or even available at such time.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the Company’s market risks during the quarter ended March 31, 2012. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports of the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by their report.

There have been no changes during the fiscal quarter ended March 31, 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	The Company’s 2011 Stock Incentive Plan incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 17, 2012, announcing the scheduled time for the release of its 2012 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statement of Changes in Shareholders’ Equity,

(iv) Consolidated Statements of Cash Flows and

(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Roy F. Breerwood, III
Roy F. Breerwood, III
Vice President – Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer
and Duly Authorized Officer)

Date: April 30, 2012

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through July 28, 2011, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on August 1, 2011.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Form S-8 filed on August 9, 2011.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on Apil 30, 2012, announcing the scheduled time for the release of its 2012 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statement of Changes in Shareholders’ Equity,

(iv) Consolidated Statements of Cash Flows and

(v) Notes to Consolidated Financial Statements.

E-1