Form 10-Q
period 2012-06-30
GULF ISLAND FABRICATION INC
filed 2012-07-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 30, 2012 was 14,407,294.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$30,590	$55,287
Contracts receivable, net	81,157	72,474
Contract retainage	2,120	4,313
Costs and estimated earnings in excess of billings on uncompleted contracts	25,795	12,982
Prepaid expenses	21,859	13,075
Inventory	5,292	6,278
Deferred tax assets	2,974	10,157
Income tax receivable	4,164	3,347

Total current assets	173,951	177,913
Property, plant and equipment, net	222,915	216,722
Long-term contracts receivable, net	—	625
Other assets	672	675

Total assets	$397,538	$395,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,170	$20,502
Billings in excess of costs and estimated earnings on uncompleted contracts	27,217	49,363
Accrued employee costs	7,805	3,512
Accrued expenses	3,195	2,610

Total current liabilities	67,387	75,987
Deferred tax liabilities	35,881	37,149

Total liabilities	103,268	113,136
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,406,255 issued and outstanding at June 30, 2012 and 14,376,443 at December 31, 2011, respectively	9,922	9,921
Additional paid-in capital	91,945	91,933
Retained earnings	192,403	180,945

Total shareholders’ equity	294,270	282,799

Total liabilities and shareholders’ equity	$397,538	$395,935

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$137,227	$87,251	$250,310	$133,599
Cost of revenue:
Contract costs	123,322	82,405	223,737	130,631
Asset impairments	—	—	—	7,690

Total cost of revenue	123,322	82,405	223,737	138,321

Gross profit (loss)	13,905	4,846	26,573	(4,722)
General and administrative expenses	2,582	1,958	5,194	3,894

Operating income (loss)	11,323	2,888	21,379	(8,616)
Other income (expense):
Interest expense	(23)	(32)	(119)	(54)
Interest income	180	156	428	171
Other	22	228	85	228

	179	352	394	345

Income (loss) before income taxes	11,502	3,240	21,773	(8,271)
Income taxes	3,910	1,405	7,402	(3,142)

Net income (loss)	$7,592	$1,835	$14,371	$(5,129)

Per share data:
Basic earnings (loss) per share—common shareholders	$0.52	$0.13	$0.99	$(0.36)

Diluted earnings (loss) per share—common shareholders	$0.52	$0.13	$0.99	$(0.36)

Weighted-average shares	14,388	14,348	14,385	14,346
Effect of dilutive securities: employee stock options	21	31	24	—

Adjusted weighted-average shares	14,409	14,379	14,409	14,346

Cash dividend declared per common share	$0.10	$0.06	$0.20	$0.12

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2012	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	3,389	—	—	—	—
Net income	—	—	—	14,371	14,371
Vesting of restricted stock	26,423	(38)	(338)	—	(376)
Compensation expense from restricted stock	—	39	350	—	389
Dividends on common stock	—	—	—	(2,913)	(2,913)

Balance at June 30, 2012	14,406,255	$9,922	$91,945	$192,403	$294,270

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$14,371	$(5,129)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,433	10,056
Asset impairments	—	7,690
Deferred income taxes	5,915	(5,280)
Compensation expense—restricted stock	389	467
Excess tax benefit from share-based payment arrangements	—	(9)
Changes in operating assets and liabilities:
Contracts receivable	(8,058)	(77,430)
Contract retainage	2,193	8,173
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,813)	(9,739)
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,146)	23,329
Accounts payable	8,668	14,738
Prepaid expenses and other assets	(8,784)	599
Inventory	986	(1,427)
Accrued employee costs	3,917	(643)
Accrued expenses	585	1,139
Current income taxes	(817)	1,481

Net cash used in operating activities	(4,161)	(31,985)
Cash flows from investing activities:
Capital expenditures, net	(17,623)	(22,318)

Net cash used in investing activities	(17,623)	(22,318)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	37
Excess tax benefit from share-based payment arrangements	—	9
Payments of dividends on common stock	(2,913)	(1,742)

Net cash used in financing activities	(2,913)	(1,696)

Net change in cash and cash equivalents	(24,697)	(55,999)
Cash and cash equivalents at beginning of period	55,287	88,072

Cash and cash equivalents at end of period	$30,590	$32,073

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND SIX-MONTH

PERIODS ENDED JUNE 30, 2012 AND 2011

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures used in the development and production of offshore oil and gas reserves. The Company’s corporate offices and five major subsidiaries are located in Houma, Louisiana, and another major subsidiary is located in San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, including Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine Fabricators, L.P. (“Gulf Marine”) (both performing fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine,” performing marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services,” performing offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales,” selling steel plate and other steel products) and Gulf Island Resources, L.L.C. (“Gulf Island Resources,” hiring of laborers with similar rates and terms as those provided by contract labor service companies).

Structures and equipment fabricated by us include jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; barges; lift boats; offshore support vessels; and mid-body sections for offshore supply vessels. We also provide services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding; and piping insulation services. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

NOTE 2 – CONTRACTS RECEIVABLE

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Scheduled payments have been received through June 30, 2012 and the balance outstanding as of June 30, 2012 is $4.2 million, which is scheduled to be collected through January 2013.

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable balance at June 30, 2012, $53.3 million, or 65.6%, is for three customers. In July 2012, one of these customers instructed us to slow down production of its deepwater project to an operational minimum, ensuring that the existing work is protected and available for a full scale resumption of work in the future. In connection with its instruction, this customer also requested a short term extension for the payment of its $21.7 million outstanding contracts receivable balance. At the time of this request, approximately $4.0 million of the outstanding balance was past due. We have entered into preliminary discussions with this customer regarding extending the terms of payment of the outstanding balance. The other $31.6 million of the contracts receivable balance from these three customers represent balances due on our two major deepwater projects. No specific reserves have been established related to any of these amounts owed as of June 30, 2012.

NOTE 3 – LINE OF CREDIT

Effective May 31, 2011, we extended the term of our $60 million revolving credit facility from December 31, 2012 to December 31, 2013. All other terms of our revolver remain unchanged. Our revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the revolver.

At June 30, 2012, no amounts were borrowed under the revolver, and we had outstanding letters of credit totaling $35.9 million, which reduced the unused portion of the revolver to $24.1 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of June 30, 2012, we were in compliance with all covenants.

NOTE 4 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular pay period. Pass-through costs as a percentage of revenue were 42.1% and 50.4% for the three-month periods ended June 30, 2012 and 2011, respectively. Pass-through costs as a percentage of revenue were 39.1% and 46.4% for the six-month periods ended June 30, 2012 and 2011, respectively.

At June 30, 2012, we recorded revenue totaling $2.1 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the third quarter of 2012. At June 30, 2011, we recorded revenue totaling $784,000 related to certain change orders on two projects which were approved as to scope but not price.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $673,000 and $688,000 in the three-month periods ended June 30, 2012 and 2011, respectively. We recognized contract losses of $762,000 and $1.1 million in the six-month periods ended June 30, 2012 and 2011, respectively.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic:
Numerator:
Net Income (loss)	$7,592	$1,835	$14,371	$(5,129)
Less: Net income attributable to participating securities (unvested restricted stock)	70	19	132	—

Net income (loss) attributable to common shareholders	$7,522	$1,816	$14,239	$(5,129)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,388	14,348	14,385	14,346

Basic earnings (loss) per share—common shareholders	$0.52	$0.13	$0.99	$(0.36)

Diluted:
Numerator:
Net Income (loss)	$7,592	$1,835	$14,371	$(5,129)
Less: Net income attributable to participating securities (unvested restricted stock)	70	19	132	—

Net income (loss) attributable to common shareholders	$7,522	$1,816	$14,239	$(5,129)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,388	14,348	14,385	14,346
Effect of dilutive securities:
Employee stock options	21	31	24	—

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,409	14,379	14,409	14,346

Diluted earnings (loss) per share—common shareholders	$0.52	$0.13	$0.99	$(0.36)

NOTE 6 – SUBSEQUENT EVENTS

On July 26, 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable August 28, 2012 to shareholders of record on August 10, 2012.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2012, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2012 and 2011, and condensed consolidated statement of changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

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

July 30, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the forward-looking statements and investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q. Such factors include, among others, the cyclical nature of the oil and gas industry; the timing of new projects, including deepwater projects, and our ability to obtain them; our ability to attract and retain skilled employees at acceptable compensation rates; the dangers inherent in our operations and the limits on insurance coverage; and competitive factors in the marine fabrication and construction industry.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no changes in our evaluation of our critical accounting policies since December 31, 2011.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog generally are subject to suspension or termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of June 30, 2012, we had a revenue backlog of $474.0 million and a labor backlog of approximately 2.9 million man-hours remaining to work, including commitments received through July 26, 2012, compared to a revenue backlog of $614.5 million and a labor backlog of 4.6 million man-hours reported as of December 31, 2011.

Of our backlog at June 30, 2012,

•	77.0% was for two customers as compared to 72.9% for two customers at December 31, 2011.

•	$390.3 million, or 82.3%, represented projects destined for deepwater locations compared to $509.8 million, or 83.0%, at December 31, 2011.

•	$34.6 million, or 7.3%, represented projects destined for foreign locations compared to $47.0 million, or 7.7%, at December 31, 2011.

Depending on the size of the project, the termination or postponement of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

On July 13, 2012, we received a notice from one of our customers requesting a slowdown in work on a project. Specifically, the notice requested we reduce work to an operational minimum, ensuring that the existing work is protected and available for a full scale resumption of work in the future. As of June 30, 2012, the outstanding contracts receivable balance on this project was $21.7 million and the remaining work on this project represented 6.6% of our revenue backlog and 10.6% of our labor backlog. For additional information, see Item 1A- Risk Factors of Part II of this Quarterly Report on Form 10-Q.

As of June 30, 2012, we expect to recognize revenues from our backlog of approximately

•	$278.4 million, or 58.7%, during the remaining six months of 2012; and

•	$195.6 million during calendar year 2013.

Recognition of revenue of the backlog as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in when we actually recognize revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects will be available in the second half of 2012 and second half of 2013, and we believe that there could be awards of deepwater projects throughout 2013. Given the current level of deepwater projects, the potential to increase the backlog in the near term continues to come from marine related projects, where a steady level of bidding activity remains.

Workforce

As of June 30, 2012, we had approximately 2,400 employees and approximately 350 contract employees, compared to approximately 1,950 employees and approximately 90 contract employees as of December 31, 2011.

Man-hours worked were 1.3 million during the three-month period ended June 30, 2012, compared to 675,000 for the three-month period ended June 30, 2011. Man-hours worked were 2.5 million during the six-month period ended June 30, 2012, compared to 1.1 million for the six-month period ended June 30, 2011. The major factor contributing to this increase in man-hours worked for both periods was our ability to work on two major deepwater projects in our backlog during the three-months and six-month periods ended June 30, 2012 as compared to the three-month and six-months periods ended June 30, 2011.

Results of Operations

Our revenue for the three-month periods ended June 30, 2012 and 2011 was $137.2 million and $87.3 million, respectively, an increase of 57.2%. Our revenue for the six-month periods ended June 30, 2012 and 2011 was $250.3 million and $133.6 million, respectively, an increase of 87.4%.

The main factor for the increase in revenue for both periods was the increase in man-hours worked as discussed in “Workforce.” Partially offsetting this factor was the decrease in pass-through costs for both periods. Pass-through costs as a percentage of revenue were 42.1% and 50.4% for the three-month periods ended June 30, 2012 and 2011, respectively. Pass-through costs included in revenue were 39.1% and 46.4% for the six-month periods ended June 30, 2012 and 2011, respectively. Although pass-through costs remain a significant portion of revenue for both periods due to the two major deepwater projects in our backlog, they have not increased at the same rate as our man-hours. Pass-through costs, as described in Note 4 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact on our gross margin.

At June 30, 2012, we recorded revenue totaling $2.1 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the third quarter of 2012. At June 30, 2011, we recorded revenue totaling $784,000 related to certain change orders on two projects which were approved as to scope but not price.

We are currently in negotiations to obtain change orders on our two major deepwater projects related to costs we incurred due to customer caused deliverable delays, schedule incentive bonuses and safety incentive bonuses. We have not recognized revenue for these change orders through June 30, 2012 and expect to resolve these negotiations by the end of 2012. Revenue will be recognized if and when these change orders are received and any incentive terms have been met.

For the three-month periods ended June 30, 2012 and 2011, gross profit was $13.9 million (10.1% of revenue) and $4.8 million (5.6% of revenue), respectively. The increase in gross margin for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 was mainly due to the increase in man-hours as discussed in “Workforce.” The increase in production, primarily related to our two major deepwater projects, had a favorable impact on gross margin due to the spread it provided to our fixed overhead as compared to the second quarter of 2011.

For the six-month periods ended June 30, 2012 and 2011, gross profit (loss) was $26.6 million (10.6% of revenue) and ($4.7 million), respectively. Factors that contributed to the increase in gross margin for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011 include:

•

Man-hours worked increased as discussed in “Workforce.” The increase in production, primarily related to our two major deepwater projects, had a favorable impact on margin due to the spread it provided to our fixed overhead as compared to the six-month period ended June 30, 2011.

•	We recognized no asset impairments during the six-month period ended June 30, 2012 as compared to asset impairments of $7.7 million recognized during the six-month period ended June 30, 2011.

General and administrative expenses were $2.6 million and $5.2 million for the three-month and six-month periods ended June 30, 2012, respectively, compared to $2.0 million and $3.9 million for the three-month and six-month periods ended June 30, 2011, respectively. As a percentage of revenue, general and administrative expenses for the three-month and six-month periods ended June 30, 2012 were 1.9% and 2.1%, respectively, compared to 2.2% and 2.9% for the three-month and six-month periods ended June 30, 2011, respectively. Factors that contributed to the increase in general and administrative expense include:

•	Incentive compensation increased due to the increase in man-hours worked discussed above.

•	Bank service charges increased because of the issuance of additional letters of credit related to our two major deepwater projects.

•	Expenses associated with setting up additional staff in our offices increased as a result of our increased activity.

The Company had net interest income of $157,000 and $309,000 for the three-month and six-month periods ended June 30, 2012, respectively, compared to net interest income of $124,000 and $117,000 for the three-month and six-month periods ended June 30, 2011, respectively. The increase in net interest income for the periods ended June 30, 2012 was primarily related to the accretion of the discount associated with the financing arrangement described in Note 2 in the Notes to Consolidated Financial Statements.

The Company had other income of $22,000 and $85,000 for the three-month and six-month periods ended June 30, 2012, respectively, compared to other income of $228,000 for the three-month and six-month periods ended June 30, 2011, respectively. Other income for the three-month and six-month periods ended June 30, 2012 and 2011 represents gains on sales of miscellaneous equipment.

Our effective income tax rate for both the three-month and six-month periods ended June 30, 2012 was 34.0%, compared to an effective tax rate of 43.4% and 38.0%, respectively, for the comparable periods of 2011. The decrease in the effective rate for the periods ended June 30, 2012 was primarily related to the increase in income, particularly for our Texas facility, which caused an increase in our estimated Federal qualified production activities income deduction and a decrease in Louisiana state income tax apportionment.

Liquidity and Capital Resources

Historically, we have funded our business activities through funds generated from operations. Effective May 31, 2011, we extended the term of our $60 million revolving credit facility from December 31, 2012 to December 31, 2013. All other terms of our revolver remain unchanged. Our revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under the revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the revolver.

At June 30, 2012, no amounts were borrowed under the revolver, and we had outstanding letters of credit totaling $35.9 million, which reduced the unused portion of the revolver to $24.1 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of June 30, 2012, we were in compliance with all covenants.

At June 30, 2012, our cash and cash equivalents totaled $30.6 million, compared to $55.3 million at December 31, 2011. Working capital was $106.6 million and our ratio of current assets to current liabilities was 2.58 to 1 at June 30, 2012. Our primary uses of cash during the period were related to capital expenditures and an increase in our net contract position. As of June 30, 2012, our investment in net contract position was $74.5 million compared to $33.6 million as of December 31, 2011 for an increase of $40.9 million. The increase is due to timing of work performed on several larger contracts compared to scheduled contractual billing terms. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials prepaid to subcontractors, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall increase in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

For the six-month period ended June 30, 2012, net cash used by operating activities was $4.2 million compared to net cash used in operating activities of $32.0 million for the six-month period ended June 30, 2011. The overall decrease in cash used by operations for the six-month period ended June 30, 2012, compared to the six-month period ended June 30, 2011, is mainly due to our increase in profitability from operations.

On July 13, 2012, we received a notice from one of our customers requesting a slowdown in work on a deepwater project. Specifically, the notice requested we reduce work to an operational minimum, ensuring that the existing work is protected and available for a full scale resumption of work in the future. As of June 30, 2012, the outstanding contracts receivable balance on this project was $21.7 million and the remaining work on this project represented 6.6% of our revenue backlog and 10.6% of our labor backlog. In connection with its instruction, our customer also requested a short term extension for the payment of its $21.7 million outstanding contracts receivable balance. At the time of this request, approximately $4.0 million of the outstanding balance was past due. We have entered into preliminary discussions with this customer regarding extending the terms of payment of the outstanding balance.

While we believe work on this project will resume in the future, we have no guarantees as to the timing of when or if such full scale resumption will occur. We plan to reallocate our resources to other projects in our backlog in order to mitigate any potential impact the slowdown may have on revenue for future periods. Additionally, the failure by this customer to pay the outstanding balance on this contract in full, whether in accordance with the original contract or an amended payment schedule, may result in a charge to earnings in one or more future periods. For additional information, see Item 1A. Risk Factors included in this Quarterly Report on Form 10-Q.

Net cash used in investing activities for the six-month period ended June 30, 2012, was $17.6 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $2.0 million on a project in progress to extend the length of our graving dock at our Texas facility and $2.9 million for an additional M2250 Manitowoc crane for our Gulf Island facility in Houma.

Also for the six-month period ended June 30, 2012, $7.8 million was spent on the construction of a coffer cell to drain the graving dock at our Texas facility. During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, which allowed water from the Gulf Intracoastal Waterway to enter the dock through the floor and caused damage to a portion of the graving dock slab. To prevent further flooding, the Company designed and constructed a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1 hull project. The estimated cost to construct the coffer cell is approximately $9.6 million, and construction is substantially complete. Of the $7.8 million spent in the six-month period ended June 30, 2012, $2.6 million of costs to build the coffer cell is included as pass-through costs in the Williams project, with another $600,000 of pass-through costs estimated through the project’s completion.

The graving dock has been drained and we are determining the extent of the damage and commencing necessary repairs. The estimated cost to repair the graving dock slab is $8.0 million. The estimate to repair the slab has increased from our original estimated range of between $1.5 million and $3.0 million because of additional damage to the slab we were unable to discover until the dock was drained. The estimated costs to repair the slab to the dock will be expensed when incurred in the third and fourth quarters of 2012.

We have insurance coverage available and have filed a claim for what we believe to be allowable costs under the terms of these insurance policies. We have not received formal commitment or acknowledgement of coverage from our insurance companies, and recoveries under these policies will be recognized in the period we have determined collection from the carriers is probable, which may be different than the periods when the costs are expended. However, there can be no assurance any amounts will be recovered.

We anticipate additional capital expenditures for 2012 to be approximately $22.8 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $3.9 million for the completion of the graving dock extension at our Texas facility. Also included is $5.7 million for dredging the waterways near the bulkhead of our Texas facilities to accommodate larger vessels used in the installation of deepwater projects. Also included is $2.8 million for two Manitowoc 18000 maxer attachments for our cranes at out Texas facility. Our Gulf Island facility also has $1.2 million remaining for the completion of a new, 30,000 square foot warehouse for its east yard.

Net cash used in financing activities for the six months ended June 30, 2012 was $2.9 million relating to cash used to pay dividends on shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended June 30, 2012. For more information on market risk, refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures.

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, with the participation of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes during the fiscal quarter ended June 30, 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the information included in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects as to which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and price at completion is likely to change. In addition, all projects currently included in our backlog are generally subject to suspension or termination at the option of the customer, although the customer, in that case, is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, a customer can potentially delay the execution of their project. Depending on the size of the project, the termination or postponement of any project could significantly reduce backlog, and could have a material adverse effect on revenue, net income and cash flow. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Deepwater projects have historically represented a significant part of our backlog. As of June 30, 2012, we had a revenue backlog of $474.0 million and a labor backlog of approximately 2.9 million man-hours. With respect to backlog at June 30, 2012, $390.3 million, or approximately 82.3%, represents projects destined for deepwater locations.

On July 13, 2012, we received a notice from one of our customers requesting a slowdown in work on a deepwater project. Specifically, the notice requested we reduce work to an operational minimum, ensuring that the existing work is protected and available for a full scale resumption of work in the future. As of June 30, 2012, the outstanding contracts receivable balance on this project for work performed and materials purchased was $21.7 million and the remaining work on this project represented 6.6% of our revenue backlog and 10.6% of our labor backlog. While we believe work on this project will resume in the future, we have no guarantees as to the timing of when or if such full scale resumption will occur. We plan to reallocate our resources to other projects in our backlog in order to mitigate any potential impact the slowdown may have on revenue for future periods.

In connection with its request for a slowdown on this project, our customer also requested a short term extension for the payment of its $21.7 million outstanding contracts receivable balance. At the time of this request, approximately $4.0 million of the outstanding balance was past due. We have entered into preliminary discussions with this customer regarding extending the terms of payment of the outstanding balance. However, we have no guarantee that we will be able to negotiate an amended payment schedule for the unpaid balance on terms acceptable to us and our customer. The failure by this customer to pay the outstanding balance on this contract in full, whether in accordance with the original contract or an amended payment schedule, may result in a charge to earnings in one or more future periods that would adversely affect our net income in such periods.

Item 6. Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 27, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 13, 2012, announcing the scheduled time for the release of its 2012 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,

(ii)	Consolidated Statements of Operations,

(iii)	Consolidated Statement of Changes in Shareholders’ Equity,

(iv)	Consolidated Statements of Cash Flows and

(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/	Roy F. Breerwood, III
Roy F. Breerwood, III
Vice President—Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 30, 2012

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 27, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 13, 2012, announcing the scheduled time for the release of its 2012 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statement of Changes in Shareholders’ Equity,

(iv) Consolidated Statements of Cash Flows and

(v) Notes to Consolidated Financial Statements.

E-1