Form 10-Q
period 2012-09-30
GULF ISLAND FABRICATION INC
filed 2012-10-31
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 30, 2012 was 14,412,003.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$26,366	$55,287
Contracts receivable, net	91,748	72,474
Contract retainage	1,144	4,313
Costs and estimated earnings in excess of billings on uncompleted contracts	16,752	12,982
Prepaid expenses and other	31,354	13,075
Inventory	5,331	6,278
Deferred tax assets	7,454	10,157
Income tax receivable	4,817	3,347

Total current assets	184,966	177,913

Property, plant and equipment, net	226,155	216,722
Long-term contracts receivable, net	663	625
Other assets	674	675

Total assets	$412,458	$395,935

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,924	$20,502
Billings in excess of costs and estimated earnings on uncompleted contracts	13,881	49,363
Accrued employee costs	7,023	3,512
Accrued expenses	4,312	2,610
Accrued contract losses	9,484	—

Total current liabilities	93,624	75,987
Deferred tax liabilities	36,167	37,149

Total liabilities	129,791	113,136

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,412,003 issued and outstanding at September 30, 2012 and 14,376,443 at December 31, 2011, respectively	9,944	9,921
Additional paid-in capital	92,147	91,933
Retained earnings	180,576	180,945

Total shareholders’ equity	282,667	282,799

Total liabilities and shareholders’ equity	$412,458	$395,935

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$141,793	$85,827	$392,103	$219,426
Cost of revenue:
Contract costs	145,688	81,823	369,425	212,454
Anticipated loss on contract	9,484	—	9,484	—
Asset impairments	—	—	—	7,690

Total cost of revenue	155,172	81,823	378,909	220,144

Gross profit (loss)	(13,379)	4,004	13,194	(718)
General and administrative expenses	1,983	1,910	7,177	5,804

Operating income (loss)	(15,362)	2,094	6,017	(6,522)

Other income (expense):
Interest expense	(19)	(48)	(138)	(102)
Interest income	113	378	541	549
Other	54	89	139	317

Total other income	148	419	542	764

Income (loss) before income taxes	(15,214)	2,513	6,559	(5,758)
Income taxes	(4,842)	954	2,560	(2,188)

Net income (loss)	$(10,372)	$1,559	$3,999	$(3,570)

Per share data:
Basic earnings (loss) per share - common shareholders	$(0.72)	$0.11	$0.28	$(0.25)

Diluted earnings (loss) per share - common shareholders	$(0.72)	$0.11	$0.28	$(0.25)

Weighted-average shares	14,408	14,351	14,393	14,347
Effect of dilutive securities: employee stock options	—	25	24	—

Adjusted weighted-average shares	14,408	14,376	14,417	14,347

Cash dividend declared per common share	$0.10	$0.06	$0.30	$0.18

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2012	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	8,998	1	17	—	18
Income tax benefit from exercise of stock options and vesting of restricted stock	—	—	3	—	3
Net income	—	—	—	3,999	3,999
Vesting of restricted stock	26,562	(37)	(341)	—	(378)
Compensation expense from restricted stock	—	59	535	—	594
Dividends on common stock	—	—	—	(4,368)	(4,368)

Balance at September 30, 2012	14,412,003	$9,944	$92,147	$180,576	$282,667

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,999	$(3,570)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,415	15,215
Asset impairments	—	7,690
Anticipated loss on contract	9,484	—
Deferred income taxes	1,721	(2,525)
Compensation expense - restricted stock	594	689
Excess tax benefit from share-based payment arrangements	(3)	(29)
Changes in operating assets and liabilities:
Contracts receivable	(19,312)	(43,768)
Contract retainage	3,169	6,288
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,770)	(13,767)
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,482)	29,570
Accounts payable	38,422	12,222
Prepaid expenses and other assets	(18,279)	1,334
Inventory	947	(1,609)
Accrued employee costs	3,135	(665)
Accrued expenses	1,702	2,278
Current income taxes	(1,467)	(339)

Net cash provided by operating activities	2,275	9,014

Cash flows from investing activities:
Capital expenditures, net	(26,849)	(33,408)

Net cash used in investing activities	(26,849)	(33,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	18	98
Excess tax benefit from share-based payment arrangements	3	29
Payments of dividends on common stock	(4,368)	(2,613)

Net cash used in financing activities	(4,347)	(2,486)

Net change in cash and cash equivalents	(28,921)	(26,880)
Cash and cash equivalents at beginning of period	55,287	88,072

Cash and cash equivalents at end of period	$26,366	$61,192

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

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

Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs); piles; wellhead protectors; subsea templates; various production, processing, compressor and utility modules; offshore living quarters; brown water towboats; barges; lift boats; offshore support vessels; and mid-body sections for offshore supply vessels. We also provide services such as offshore interconnect pipe hook-up; inshore marine construction; manufacture and repair of pressure vessels; heavy lifts such as ship integration and TLP module integration; loading and offloading jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo; steel warehousing and sales; onshore and offshore scaffolding; and piping insulation services. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

NOTE 2 – CONTRACTS RECEIVABLE

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable balance at September 30, 2012, $68.2 million, or 74.3%, is for three customers.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables.

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. We believe Bluewater’s ability to continue to meet its obligations under the Agreement, including payment of the outstanding Balance on or before March 31, 2013, largely depends on ATP UK’s ability to fund the Cheviot project.

As of September 30, 2012, $56.7 million has been billed on the Cheviot project and its outstanding contracts receivable balance was approximately $32.1 million. All installments due under the Agreement have been paid to-date. Our work on the Cheviot project is suspended and will remain suspended until the outstanding Balance is paid in full. Although it is too early to determine the ultimate outcome of the impact of ATP’s bankruptcy on the Cheviot project, in the event Bluewater is unable to comply with its obligations under the Agreement and the Contract is terminated, we will retain title to all project deliverables. Given the suspension of the project and the uncertainty around ATP’s bankruptcy, events in the future could change the timing and amount of the remaining contract price we ultimately recover.

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Scheduled payments have been received through September 30, 2012 and the balance outstanding as of September 30, 2012 is $2.5 million, which is scheduled to be collected through January 2013.

NOTE 3 – INSURANCE RECEIVABLE

During the fourth quarter of 2011, the graving dock at our Texas facility flooded unexpectedly when soil washed out from under the graving dock floor, which allowed water from the Gulf Intracoastal Waterway to enter the dock through the floor and caused damage to a portion of the graving dock slab. To prevent further flooding, we designed and constructed a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1 hull project. The graving dock has been drained and we have commenced the necessary repairs. The current estimated cost to repair the graving dock slab is $7.5 million, all of which will be covered by insurance. We expect to collect all amounts associated with the slab repair in the fourth quarter of 2012. As of September 30, 2012, we have recorded $2.7 million in prepaid expenses and other current assets on the consolidated balance sheet for recoverable repair expenses under this claim, net of related deductibles.

NOTE 4 – LINE OF CREDIT

Effective October 29, 2012, we entered into the Eleventh Amendment to the Ninth Amended and Restated Credit Agreement which, among other things, increased our revolving line of credit from $60 million to $80 million and extended the term of our revolver from December 31, 2013 to December 31, 2014. Our revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under our revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolver.

At October 30, 2012, no amounts were borrowed under our revolver, and we had outstanding letters of credit totaling $41.9 million, which reduced the unused portion of our revolver to $38.1 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of September 30, 2012, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular period. Pass-through costs as a percentage of revenue were 58.2% and 46.9% for the three-month periods ended September 30, 2012 and 2011, respectively. Pass-through costs as a percentage of revenue were 46.0% and 46.6% for the nine-month periods ended September 30, 2012 and 2011, respectively.

At September 30, 2012, we recorded revenue totaling $1.7 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the fourth quarter of 2012. At September 30, 2012, we also recorded revenue totaling $6.6 million related to re-measure units and quantities on a unit rate contract that is in progress. We are in the process of negotiating the application of contractual unit rates to these quantities and expect to finalize these measurement packages in the fourth quarter of 2012 and first quarter of 2013. At September 30, 2011, we recorded revenue totaling $1.7 million related to certain change orders on two projects which were approved as to scope but not price.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $20.6 million and $1.8 million in the three-month periods ended September 30, 2012 and 2011, respectively, which resulted in an unfavorable reduction in gross margin during the periods of $26.8 million and $1.8 million, respectively, as required under the accounting for loss contracts under percentage of completion accounting. We recognized contract losses of $21.2 million and $2.4 million in the nine-month periods ended September 30, 2012 and 2011, respectively, which resulted in an unfavorable reduction in gross margin during the periods of $24.5 million and $2.4 million, respectively. The losses recognized in the three-month and nine-month periods ending September 30, 2012 were mainly due to the increase in estimated man-hours to complete one of our major deepwater contracts. These increased man-hours were primarily driven by revisions and delivery delays to specifications and designs by our customer in the third quarter of 2012 causing out-of-sequence work schedules to be used while executing the project. We have notified our customer of what we believe is our right to recover the costs and lost profits caused by these customer revisions and delays. The customer extended delivery of the first phase of the project as a result of these revisions and we are actively negotiating the recoverable amount with our customer. Any future deliverable delays or project revisions could result in future revisions to contract estimates and may be subject to our claim. No revenues for this claim have been recorded as of September 30, 2012. Any agreed upon recoverable amounts will be recorded in revenue in the periods when such agreement is reached between us and our customer.

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic:
Numerator:
Net Income (loss)	$(10,372)	$1,559	$3,999	$(3,570)
Less: Net income attributable to participating securities (unvested restricted stock)	—	16	34	—

Net income (loss) attributable to common shareholders	$(10,372)	$1,543	$3,965	$(3,570)

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,408	14,351	14,393	14,347

Basic earnings (loss) per share - common shareholders	$(0.72)	$0.11	$0.28	$(0.25)

Diluted:
Numerator:
Net Income (loss)	$(10,372)	$1,559	$3,999	$(3,570)
Less: Net income attributable to participating securities (unvested restricted stock)	—	16	34	—

Net income (loss) attributable to common shareholders	$(10,372)	$1,543	$3,965	$(3,570)

Denominator:
Denominator for basic earnings (loss)per share-weighted-average shares	14,408	14,351	14,393	14,347
Effect of dilutive securities:
Employee stock options	—	25	24	—

Denominator for dilutive earnings (loss) per share-weighted-average shares	14,408	14,376	14,417	14,347

Diluted earnings (loss) per share - common shareholders	$(0.72)	$0.11	$0.28	$(0.25)

NOTE 7– SUBSEQUENT EVENTS

On October 25, 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable November 27, 2012 to shareholders of record on November 12, 2012.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2012, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011, and condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2012. These financial statements are the responsibility of the Company’s management.

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

October 30, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the forward-looking statements and investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and Item 1A. Risk Factors contained in this Quarterly Report on Form 10-Q. Such factors include, among others, the cyclical nature of the oil and gas industry; the timing of new projects, including deepwater projects, and our ability to obtain them; our ability to attract and retain skilled employees at acceptable compensation rates; the dangers inherent in our operations and the limits on insurance coverage; and competitive factors in the marine fabrication and construction industry.

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

As of September 30, 2012, we had a revenue backlog of $376.1 million and a labor backlog of approximately 2.9 million man-hours remaining to work, including commitments received through October 30, 2012 and excluding backlog of $30.0 million relating to a suspended project, compared to a revenue backlog of $614.5 million and a labor backlog of 4.6 million man-hours reported as of December 31, 2011. We exclude suspended projects from contract backlog because resumption of work and timing of backlog revenues are difficult to predict.

Of our backlog at September 30, 2012,

•	74.9% was for two customers as compared to 72.9% for two customers at December 31, 2011.

•	$297.3 million, or 79.0%, represented projects destined for deepwater locations compared to $509.8 million, or 83.0%, at December 31, 2011.

•	$474,000, or 0.1%, represented projects destined for foreign locations compared to $47.0 million, or 7.7%, at December 31, 2011.

Depending on the size of the project, the termination or postponement of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables.

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. We believe Bluewater’s ability to continue to meet its obligations under the Agreement, including payment of the outstanding Balance on or before March 31, 2013, largely depends on ATP UK’s ability to fund the Cheviot project.

As of September 30, 2012, $56.7 million has been billed on the Cheviot project and its outstanding contracts receivable balance was approximately $32.1 million. All installments due under the Agreement have been paid to-date. Our work on the Cheviot project is suspended and will remain suspended until the outstanding Balance is paid in full. This suspended project represents revenue backlog of $30.0 million and labor backlog of 308,000 man-hours, both of which are excluded from our backlog at September 30, 2012. Although it is too early to determine the ultimate outcome of the impact of ATP’s bankruptcy on the Cheviot project, in the event Bluewater is unable to comply with its obligations under the Agreement and the Contract is terminated, we will retain title to all project deliverables. Given the suspension of the project and the uncertainty around ATP’s bankruptcy, events in the future could change the timing and amount of the remaining contract price we ultimately recover.

As of September 30, 2012, we expect to recognize revenues from our backlog of approximately

•	$149.7 million, or 39.8%, during the remaining three months of 2012;

•	$213.7 million, or 56.8% during calendar year 2013; and

•	$12.7 million thereafter.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in when we actually recognize revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the last quarter of 2012 and into 2013, with awards of deepwater projects throughout 2013. Given the current level of deepwater projects, the potential to secure project awards in the near term continues to come from marine related projects, where a steady level of bidding activity remains.

Workforce

As of September 30, 2012, we had approximately 2,300 employees and approximately 430 contract employees, compared to approximately 1,950 employees and approximately 90 contract employees as of December 31, 2011.

Man-hours worked were 1.2 million during the three-month period ended September 30, 2012, compared to 759,000 for the three-month period ended September 30, 2011. Man-hours worked were 3.7 million during the nine-month period ended September 30, 2012, compared to 1.9 million for the nine-month period ended September 30, 2011. The major factor contributing to this increase in man-hours worked for both comparative periods was our ability to work on two major deepwater projects in our backlog.

Results of Operations

Our revenue for the three-month periods ended September 30, 2012 and 2011 was $141.8 million and $85.8 million, respectively, an increase of 65.3%. Our revenue for the nine-month periods ended September 30, 2012 and 2011 was $392.1 million and $219.4 million, respectively, an increase of 78.7%.

The main factor for the increase in revenue for both periods was the increase in man-hours worked as discussed in “Workforce.” Also contributing to the increase in revenue in the three-month comparative period was the increase in pass-through costs.

Pass-through costs as a percentage of revenue were 58.2% for the three-month period ended September 30, 2012 compared to 46.9% for the three-month period ended September 30, 2011. Pass-through costs were a significant portion of revenue for the three-month period ended September 30, 2012 due to the increased amounts of subcontractor services incurred for our two major deepwater projects. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact on our gross margin.

At September 30, 2012, we recorded revenue totaling $1.7 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the fourth quarter of 2012. At September 30, 2012, we also recorded revenue totaling $6.6 million related to re-measure units and quantities on a unit rate contract that is in progress. We are in the process of negotiating the application of contractual unit rates to these quantities and expect to finalize these measurement packages in the fourth quarter of 2012 and first quarter of 2013. At September 30, 2011, we recorded revenue totaling $1.7 million related to certain change orders on two projects which were approved as to scope but not price.

For the three-month periods ended September 30, 2012 and 2011, gross loss was $13.4 million and gross profit was $4.0 million (4.7% of revenue), respectively. The decrease in gross margin was mainly due to recognizing contract losses of $20.6 million in the three-month period ended September 30, 2012 as compared to $1.8 million for the same period in 2011, which resulted in an unfavorable reduction in gross margin during the periods of $26.8 million and $1.8 million, respectively, as required under the accounting for loss contracts under percentage of completion accounting. The loss recognized in the three-month period ending September 30, 2012 was mainly due to the increase in estimated man-hours to complete one of our major deepwater contracts. These increased man-hours were primarily driven by revisions and delivery delays to specifications and designs by our customer in the third quarter of 2012 causing out-of-sequence work schedules to be used while executing the project. We have notified our customer of what we believe is our right to recover the costs and lost profits caused by these customer revisions and delays. The customer extended delivery of the first phase of the project as a result of these revisions and we are actively negotiating the recoverable amount with our customer. Any future deliverable delays or project revisions could result in future revisions to contract estimates and may be subject to our claim. No revenues for this claim have been recorded as of September 30, 2012. Any agreed upon recoverable amounts will be recorded in revenue in the periods when such agreement is reached between us and our customer.

For the nine-month periods ended September 30, 2012 and 2011, gross profit was $13.2 million (3.4% of revenue) and gross loss was $718,000, respectively. Factors that contributed to the change in gross margin for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011 include:

•

Man-hours worked increased as discussed in “Workforce.” The increase in production had a favorable impact on margin due to the spread it provided to our fixed overhead as compared to the nine-month period ended September 30, 2011.

•

We recognized no asset impairments during the nine-month period ended September 30, 2012 as compared to asset impairments of $7.7 million recognized during the nine-month period ended September 30, 2011.

•

Offsetting the first two factors, we recognized contract losses of $21.2 million and $2.4 million in the nine-month periods ended September 30, 2012 and 2011, respectively, which resulted in reduction to gross margin of $24.5 million and $2.4 million, respectively, due to the accounting impact of loss contracts under percentage of completion accounting which requires the reversal of previously recognized profit when a contract is identified as a loss contract. The contract losses for the nine-month period ended September 30, 2012 primarily related to increased project costs to complete one of our major deepwater projects as discussed elsewhere herein.

General and administrative expenses were $2.0 million and $7.2 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $1.9 million and $5.8 million for the three-month and nine-month periods ended September 30, 2011, respectively. As a percentage of revenue, general and administrative expenses for the three-month and nine-month periods ended September 30, 2012 were 1.4% and 1.8%, respectively, compared to 2.2% and 2.6% for the three-month and nine-month periods ended September 30, 2011, respectively. Factors that contributed to the increase in general and administrative expenses for the nine months ended September 30, 2012 include:

•	Increased professional fees as a result of our various contract issues. We anticipate these fees to be greater than normal as we work towards resolution of these issues.

•	Increased bank service charges resulting from the issuance of additional letters of credit related to our two major deepwater projects.

•	Increased expenses associated with setting up additional staff in our offices.

The Company had net interest income of $94,000 and $403,000 for the three-month and nine-month periods ended September 30, 2012, respectively, compared to net interest income of $330,000 and $447,000 for the three-month and nine-month periods ended September 30, 2011, respectively. The decrease in net interest income for the periods ended September 30, 2012 was primarily related to less accretion of the discount associated with the financing arrangement of a retainage balance described in Note 2 in the Notes to Consolidated Financial Statements as the final payments are made.

The Company had other income of $54,000 and $139,000 for the three-month and nine-month periods ended September 30, 2012, respectively, compared to other income of $89,000 and $317,000 for the three-month and nine-month periods ended September 30, 2011, respectively. Other income for the three-month and nine-month periods ended September 30, 2012 and 2011 represents gains on sales of miscellaneous equipment.

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2012 was 31.8% and 39.0%, respectively, compared to an effective tax rate of 38.0% for the comparable periods of 2011. The increase in the effective rate for the nine-month period ended September 30, 2012 was primarily related to an increase in Louisiana state income tax apportionment and a decrease in our estimated Federal qualified production activities income deduction. The decrease in the estimated Federal qualified production activities income deduction was related to the reduction of income at our Texas facility due to the contact loss described elsewhere herein. This reduction also resulted in the effective rate being lower in the three months ended September 30, 2012 compared to income tax expense recorded for the three months ended September 30, 2011.

Liquidity and Capital Resources

Historically, we have funded our business activities through funds generated from operations. Effective October 29, 2012, we entered into the Eleventh Amendment to the Ninth Amended and Restated Credit Agreement which, among other things, increased our revolving line of credit from $60 million to $80 million and extended the term of our revolver from December 31, 2013 to December 31, 2014. Our revolver is secured by our real estate, machinery and equipment, and fixtures. Amounts borrowed under our revolver bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolver.

At October 30, 2012, no amounts were borrowed under our revolver, and we had outstanding letters of credit totaling $41.9 million, which reduced the unused portion of our revolver to $38.1 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of September 30, 2012, we were in compliance with all covenants.

At September 30, 2012, our cash and cash equivalents totaled $26.4 million, compared to $55.3 million at December 31, 2011. Working capital was $91.3 million and our ratio of current assets to current liabilities was 1.98 to 1.00 at September 30, 2012. Our primary uses of cash during the period were related to capital expenditures and an increase in our net contract position. As of September 30, 2012, our investment in net contract position was $68.9 million compared to $33.6 million as of December 31, 2011, representing an increase of $35.3 million. The increase is due to timing of work performed on several larger contracts compared to scheduled contractual billing terms, the revisions to the payment terms agreed to with Bluewater, and potential cost recoveries negotiated with customers. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials and other amounts prepaid to subcontractors, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall increase in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

The cash balance was significantly impacted by the additional costs related to our loss contract that were recognized in the three-month period ended September 30, 2012. The contract loss was the result of an increase in estimated labor costs to complete one of our major deepwater contracts. These increased costs were primarily driven by revisions and delivery delays to customer specifications and designs by our customer in the third quarter of 2012 causing out-of-sequence work schedules used while executing the project. The customer also extended delivery of the first phase of the project as a result of these revisions. We have filed a claim with our customer under the terms of our contract and are actively negotiating the claim with the customer, but the amount and timing of payment is uncertain at this time.

For the nine-month period ended September 30, 2012, net cash provided by operating activities was $2.3 million compared to net cash provided in operating activities of $9.0 million for the nine-month period ended September 30, 2011. The overall decrease in cash provided by operations for the nine-month period ended September 30, 2012, compared to the nine-month period ended September 30, 2011, is mainly due to the change in our net contract position as previously discussed and the additional costs incurred related to our loss contract.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables.

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. We believe Bluewater’s ability to continue to meet its obligations under the Agreement, including payment of the outstanding Balance on or before March 31, 2013, largely depends on ATP UK’s ability to fund the Cheviot project.

As of September 30, 2012, $56.7 million has been billed on the Cheviot project and its outstanding contracts receivable balance was approximately $32.1 million. All installments due under the Agreement have been paid to-date. Our work on the Cheviot project is suspended and will remain suspended until the outstanding Balance is paid in full. Although it is too early to determine the ultimate outcome of the impact of ATP’s bankruptcy on the Cheviot project, in the event Bluewater is unable to comply with its obligations under the Agreement and the Contract is terminated, we will retain title to all project deliverables. Given the suspension of the project and the uncertainty around ATP’s bankruptcy, events in the future could change the timing and amount of the remaining contract price we ultimately recover.

Net cash used in investing activities for the nine-month period ended September 30, 2012 was $26.8 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $3.9 million to extend the length of our graving dock at our Texas facility, $2.8 million for two Manitowac 18000 maxer attachments for our cranes at our Texas facility and $2.9 million for an additional M2250 Manitowoc crane for our Gulf Island facility in Houma.

Also for the nine-month period ended September 30, 2012, $9.5 million was spent to complete the construction of a coffer cell to drain the graving dock at our Texas facility. During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, which allowed water from the Gulf Intracoastal Waterway to enter the dock through the floor and caused damage to a portion of the graving dock slab. To prevent further flooding, the Company designed and constructed a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1 hull project. Of the $9.5 million spent in the nine-month period ended September 30, 2012, $3.1 million of costs to build the coffer cell are included in contract costs for the Williams project. The remaining cost has been capitalized as property as part of the graving dock or as inventory for use in future improvements after its removal upon completion of the Williams project.

The graving dock at our Texas facility has been drained and we have commenced the necessary repairs. The current estimated cost to repair the graving dock slab is $7.5 million, all of which will be covered by insurance. We expect to collect all amounts associated with the slab repair in the fourth quarter of 2012. As of September 30, 2012, we have recorded $2.7 million in prepaid expenses and other current assets on the consolidated balance sheet for recoverable repair expenses under this claim, net of related deductibles.

We anticipate additional capital expenditures for 2012 to be approximately $12.3 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $2.1 million for the completion of the graving dock extension at our Texas facility. Also included is $5.2 million for dredging the waterways near the bulkhead of our Texas facilities to accommodate larger vessels used in the installation of deepwater projects. Our Gulf Island facility also has $1.1 million remaining for the completion of a new, 30,000 square foot warehouse for its east yard.

Net cash used in financing activities for the nine months ended September 30, 2012 was $4.3 million, compared to $2.5 million for the nine months ended September 30, 2011. This increase relates to higher per-share cash dividends paid on shares of our common stock.

Historically, we have funded our operating and capital needs through cash generated by operating activities and funds available under the revolver have mainly been used to issue letters of credit for the jobs awarded to us. Although capacity under the revolver still allows us to issue letters of credit for our current job awards, we will likely utilize some of its capacity to fund working capital and capital expenditure needs due to contractual issues we are experiencing explained elsewhere herein. We will further manage our cash through timing of both capital expenditures and payments to subcontractors as we are paid by our customers. We believe our cash generated by operating activities and funds available under the revolver will be sufficient to fund our capital expenditures and meet our working capital needs for the next twelve months. We may expand our operations through acquisitions in the future, which may require additional equity or debt financing; however, there can be no assurance the terms of such funds will be acceptable to us or even available at such time.

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

There has been no material changes in the Company’s market risks during the quarter ended September 30, 2012. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

There have been no changes during the fiscal quarter ended September 30, 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes from the information included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Deepwater projects have historically represented a significant part of our backlog. As of September 30, 2012, we had a revenue backlog of $376.1 million and a labor backlog of approximately 2.9 million man-hours. With respect to backlog at September 30, 2012, $297.3 million, or approximately 79.0%, represents projects destined for deepwater locations.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables.

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. We believe Bluewater’s ability to continue to meet its obligations under the Agreement, including payment of the outstanding Balance on or before March 31, 2013, largely depends on ATP UK’s ability to fund the Cheviot project.

As of September 30, 2012, $56.7 million has been billed on the Cheviot project and its outstanding contracts receivable balance was approximately $32.1 million. All installments due under the Agreement have been paid to-date. Our work on the Cheviot project is suspended and will remain suspended until the outstanding Balance is paid in full. This suspended project represents revenue backlog of $30.0 million and labor backlog of 308,000 man-hours, both of which are excluded from our backlog at September 30, 2012. Although it is too early to determine the ultimate outcome of the impact of ATP’s bankruptcy on the Cheviot project, in the event Bluewater is unable to comply with its obligations under the Agreement and the Contract is terminated, we will retain title to all project deliverables. Given the suspension of the project and the uncertainty around ATP’s bankruptcy, events in the future could change the timing and amount of the remaining contract price we ultimately recover. The failure by Bluewater to pay the outstanding balance on this project in full or the failure to recover the full balance through the disposition of project deliverables may result in a charge to earnings in one or more future periods that would adversely affect our net income in such periods.

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 17, 2012, announcing the scheduled time for the release of its 2012 third quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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
Roy F. Breerwood, III
Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 30, 2012

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1 filed February 14, 1997 (Registration No. 333-21863).

10.1	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 17, 2012, announcing the scheduled time for the release of its 2012 third quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Operations,

(iii) Consolidated Statement of Changes in Shareholders’ Equity,

(iv) Consolidated Statements of Cash Flows and

(v) Notes to Consolidated Financial Statements.

E-1