Form 10-K
period 2012-12-31
GULF ISLAND FABRICATION INC
filed 2013-03-13
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 29, 2012 was approximately $368,842,449.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 13, 2013 was 14,456,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2013 Annual Meeting of Shareholders to be held April 25, 2013 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

Forward-Looking Information

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled “Business and Properties,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “predict” and similar expressions often identify forward-looking statements. All such statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described in the section titled Risk Factors. Forward-looking statements speak only as to the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or circumstances.

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

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOC’s), piles, wellhead protectors, subsea templates and various production, compressor and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration and load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. We also fabricate multiple processing modules installed in petro-chemical plants. We now provide our customers with what we believe is the greatest amount of fabrication facilities servicing the Gulf of Mexico market. Gulf Island Marine can fabricate towboats, barges, lift boats, dry docks, offshore support vessels and mid-body sections for offshore supply vessels. Our Dry Dock has the capacity to lift 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities.

We use modern welding and fabrication technology, and all of our products are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. See “Safety and Quality Assurance” below.

Through Gulf Island and Gulf Marine we fabricate the structural components of fixed platforms. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas reserves, although recently there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform and because drilling and production can take place simultaneously, combination platforms are often more cost-effective.

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mudline on the seabed to a point above the water surface) which is supported on tubular pilings driven deep into the seabed and supports the deck structure located above the level of storm waves. The deck structure, extending above the surface of the water and attached to the tubular pilings extending out of the top end of the jacket, is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the size of the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets designed for water depths exceeding 800 feet. We can, however, build decks, piping and equipment modules, living quarters, piles and other components of platforms for installation in any water depth. Our Gulf Marine south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45 foot deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for unlimited fabrication or assembly of any size structure in use today. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components, our Houma facility participates in the construction of platforms requiring jackets and/or hulls that are larger than those we could transport through the Houma Navigation Canal.

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

Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by marine construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, oil and gas separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal. Therefore, the only limitation on our ability to fabricate decks in our Houma facility is the weight capacity of the barges that transport the decks from our yard to the installation site. Barges currently exist that have the weight capacity and other characteristics required to transport even the largest of the decks currently installed in the world, and we believe that we can construct such large decks at our facilities. While larger deck structures to be built in the future could exceed the capacities of currently existing barges, management does not believe that this will materially affect our share of the market for deck construction.

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

Through Dolphin Services, we provide interconnect piping services on offshore platforms, inshore steel and wood structure construction and fabrication of pressure vessels and large and small packaged skid units. Interconnect piping services involve sending employee crews to offshore platforms that have been installed in the Gulf of Mexico in order to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. Dolphin Services also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. At its existing facility located a quarter of a mile from the Gulf Island main yard, Dolphin Services can fabricate jackets up to 50 feet tall, along with decks and other steel structures. Dolphin Services has also been active in the refurbishment of existing platforms. Platform operators occasionally remove platforms previously installed in the Gulf of Mexico and return the platforms to a fabricator for refurbishment. Dolphin Services also serves state and local governments with various municipal and drainage projects such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects.

Facilities and Equipment

Facilities. Our current corporate headquarters and Gulf Island’s main fabrication yard are located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 36,000 square feet of administrative offices, 267,000 square feet of covered fabrication area, over 7,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, of which 1,500 feet is steel bulkhead that permits load out of heavy structures.

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

Gulf Island’s north yard, formerly the Southport facility, operates on the east bank of the Houma Navigation Canal adjacent to Gulf Island’s main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean-going vessels and the load out of heavy structures.

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

Gulf Marine’s south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45 foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which makes this site ideal for the fabrication and assembly of many types of large structures. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard also has approximately 2,650 linear feet of water frontage, of which all is steel bulkhead. In addition, Gulf Marine has dredged an area 86 feet deep within 500 feet of the bulkhead to be used in conjunction with heavy lifts. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi-submersible transport vessels. In addition, the south yard has a graving dock which measures 700 feet long by 250 feet wide and 40 feet deep. It has a reinforced concrete slab floor, sheet pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, can use either a removable sheet piled wall supported by steel struts or a portable gate that can be removed and attached to seal the dock from the water in the channel. The nature of the job being performed will determine which sealing component will be used. The graving dock gate is a steel barge-like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240’ long x 35’ wide x 40’ deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock requires pumps, the gate is equipped with piping to allow the gate to be flooded without the use of pumps. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor.

During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, which allowed water from the Corpus Christi Ship Channel to enter the dock through the floor and caused damage to a portion of the graving dock slab. To prevent further flooding, the Company designed and constructed a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. Repairs to the slab are substantially complete and the hull project is proceeding.

Gulf Marine’s north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities, and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts and includes several buildings with approximately 328,000 square feet of covered fabrication area, 22,000 square feet of administrative office space, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, of which approximately 1,000 is steel bulkhead. The north yard can fabricate decks, skids and modules, jackets, piles, MinDOC, SPAR and TLP components, process piping, tanks, barges and drill rig structure components.

We are in the process of leasing office space to relocate our corporate headquarters to Houston, Texas. We feel the move will bring our C.E.O. closer to our client base and provide a central point to manage both our Houma and South Texas locations.

We own all of the foregoing properties.

Equipment. Gulf Island’s main yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, a Frye Wheelabrator and a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Gulf Island’s west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machine installed in Gulf Island’s west yard can handle pipe up to 1,500 pounds per foot and 54 inch outer diameter compared to the capacity of the current machine in the main yard, which is 1,000 pounds per foot and 48 inch outer diameter. The brace coping machine in the west yard provides additional efficiencies because it can cut 360 degrees without repositioning itself. Also, by having two machines, Gulf Island can double its capacity to cut braces thereby reducing idle production time in the yard. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of three hundred inches per minute. Gulf Island also owns 16 crawler cranes, which range in tonnage capacity from 230 to 500 tons each and service both of Gulf Island’s yards. Gulf Island may rent additional cranes on a monthly basis in times of very high activity levels. Gulf Island owns 12 rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around the facility. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections throughout the yard than cranes. These transporters are identical to the transporters owned by Gulf Marine, are easily truckable and, when used in tandem, have a capacity of 3,600 tons. Gulf Island owns a deck barge which gives it the ability to move material and equipment to and from the various facilities more conveniently and reduce the cost of barge rentals and certain other transportation costs. Gulf Island performs routine repairs and maintenance on all of its equipment.

Gulf Island’s plate bending rolls allow it to roll and weld into tubular pipe sections approximately 50,000 tons of plate per year. By having such capacity at its fabrication facility, Gulf Island is able to coordinate all aspects of platform construction, thereby reducing the risk of cost overruns, delays in project completion and labor costs. In addition, these facilities allow Gulf Island to participate as subcontractor on projects awarded to other contractors. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate twenty-four hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.

Gulf Island Marine owns a 9,000 ton Dry Dock used to supplement our marine construction operations in Houma. The Dry Dock is 240 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 foot walls. The Dry Dock is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

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

Gulf Marine also owns 13 crawler cranes, which range in tonnage capacity from 230 to 825 tons each. Gulf Marine’s pipe mill is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. The Gulf Marine paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and a 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. Gulf Marine owns six rubber-tired, hydraulic modular transporters (KAMAG—Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections throughout the yard than cranes. These transporters are identical to the transporters used by our Gulf Island facilities, are easily truckable and, when used in tandem, have a capacity of 3,600 tons. Gulf Marine also has a panel line system in its south yard.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel oil, gasoline and paint, all of which are currently available from many sources, and we do not depend upon any single supplier or source. Demand for steel has remained steady both domestically and abroad over the last year with prices decreasing slightly due to multiple foreign options available. Standard delivery from domestic steel mills is running about 6 to 8 weeks on as-rolled steels versus anywhere from 12 to 16 weeks for heat treated steels. Due to the inability of domestic mills to produce our customer’s required steel grades, we are often forced to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, is currently running approximately 16 to 20 weeks. To mitigate our risk of increasing cost of materials, we often negotiate escalation clauses in our contract terms to increase the contract price with a corresponding increase of cost of materials purchased during the life of the contract.

Safety and Quality Assurance

Management is concerned with the safety and health of our employees and maintains a stringent safety assurance program to reduce the possibility of accidents. Our safety department establishes guidelines to ensure compliance with all applicable state and federal safety regulations and provides training and safety education through orientations for new employees and subcontractors, daily crew safety meetings and first aid and CPR training. We also employ in-house medical personnel. We have a comprehensive drug and alcohol program and conduct periodic employee health screenings. A safety committee, whose members consist of one management representative and peer-elected field representatives, meets once a month to discuss safety concerns and suggestions that could prevent accidents. We also reward our employees through a safety recognition award program distributed throughout the year. In February 2012, we also added a safety component to the annual incentive program for most of our executive officers and all subsidiary presidents in recognition of the importance that we and our customers place on this element of our operations. The safety component is measured based on the safety performance of the Company and the applicable subsidiaries and each officer and president is eligible for a potential bonus of up to 20% of his annual base salary.

We fabricate to the standards and regulations of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping, the United States Coast Guard, the United States Navy and customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. Training programs have been instituted to upgrade skilled personnel and maintain high quality standards. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

The quality management systems of Gulf Island, Gulf Island Marine, Dolphin Services and Gulf Marine are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and are subject to semi-annual review and complete recertification every three years.

Customers and Contracting

Our customers are primarily major and independent oil and gas exploration and production companies. We also may perform sub-contract work for one or more of our competitors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 64% of our revenue. Our international sales fluctuate from year-to-year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 1% and 20% of revenue during each of the last five years, and accounted for 9%, 16%, and 3% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

A large portion of our revenue has historically been generated by several customers, although not necessarily the same customers from year-to-year. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 61% of revenue in 2012 (37% for Chevron Corporation and 24% for Williams Field Services—Gulf Coast Company, L.P.), 21% of revenue in 2011 (Chevron Corporation), and 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC). In addition, at December 31, 2012, 99% of our backlog, which consists of work remaining and commitments received through March 13, 2013, was attributable to 17 projects involving 15 customers. Of our backlog on December 31, 2012, 67% is for three customers for three major deepwater projects. The level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to project construction plans in a particular year and our ability to meet the customer’s delivery schedule. Thus, customers that account for a significant portion of revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years.

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

Most of our projects are awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost and productivity of our labor force are the primary factors affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by the applicable subsidiary’s president and our president. As an incentive to control costs, each of Gulf Island, Gulf Island Marine, Dolphin Services and Gulf Marine give bonuses to its employees totaling 5% to 6% of their separate company operating income depending on job position.

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

We currently have two domestic competitors, J. Ray McDermott, S.A. and Kiewit Offshore Services, for the fabrication of deepwater projects such as hulls, tendons, and/or deck sections of floating production platforms. In addition to these companies, foreign shipyards also compete for deepwater projects destined for both the Gulf of Mexico and international waters.

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

We compete with a number of domestic fabricators, including J. Ray McDermott, S.A. and Kiewit Offshore Services, for platform jackets for intermediate water depths from 150 feet to 300 feet. We believe that while new competitors can enter the market for smaller structures relatively easily, it is more difficult to enter the market for jackets designed for use in water depths greater than 300 feet. This difficulty results from the substantial investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of December 31, 2012, we had a revenue backlog of $537.0 million and a labor backlog of approximately 4.4 million man-hours remaining to work, including commitments received through March 13, 2013 and excluding backlog of $30.0 million relating to the suspended Cheviot project, compared to revenue backlog of $614.5 million and a labor backlog of 4.6 million man-hours reported as of December 31, 2011. We exclude suspended projects from contract backlog because resumption of work and timing of backlog revenues are difficult to predict.

Of our backlog at December 31, 2012,

•	30.6% was pursuant to letters of intent received after December 31, 2012 for which the full scope of work has not been authorized but we expect to receive.

•	66.5% was for three customers as compared to 72.9% for two customers at December 31, 2011.

•	$393.3 million, or 73.2%, represented projects destined for deepwater locations compared to $509.8 million, or 83.0%, at December 31, 2011.

•	$41.9 million, or 7.8%, represented projects destined for foreign locations compared to $47.0 million, or 7.7%, at December 31, 2011.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow. For additional information, see Note 2 to our Consolidated Financial Statements and Item 1A. “Risk Factors—Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.”

As of December 31, 2012, we expect to recognize revenues from our backlog of approximately

•	$395.8 million, or 73.7%, during the calendar year 2013;

•	$135.4 million, or 25.2% during calendar year 2014; and

•	$5.8, or 1.1% million thereafter.

Recognition of backlog revenue as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

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

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. With respect to our Texas facilities, the Intercoastal Waterway provides access between our North and South Texas yards. From our South yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products and could have a material and adverse effect on our operations and financial position.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures, which during the last three years have resulted in annual expenditures between $500,000 and $900,000. We believe that compliance with these laws and regulations will not have a material adverse effect on our business or financial condition for the foreseeable future. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

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

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects, general liability insurance and maritime employer’s liability insurance which are also subject to deductibles and coverage limitations. The Company and our subsidiaries, Gulf Island, Dolphin Services and Gulf Island Marine are self-insured for workers’ compensation and USL&H claims except for losses in excess of $500,000 per occurrence. Gulf Marine and Gulf Island Resources’ workers’ compensation and USL&H coverage is similar to that of Gulf Island, Dolphin Services and Gulf Island Marine, except that the coverage is subject to a $300,000 per occurrence deductible. Dolphin Steel Sales’ workers’ compensation and USL&H coverage is similar to Gulf Marine and Gulf Island Resources except that the coverage is subject to no retention per occurrence. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2012 and 2011, we had approximately 2,200 and 1,950 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used increased from 90 to 350 during 2012. Due to the award of significant contracts at the end of 2010 and during 2011, we focused on hiring and maintaining manpower in 2012 to meet the level of activity. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

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

Deepwater projects have historically represented a significant part of our backlog. As of December 31, 2012, we had a revenue backlog of $537.0 million and a labor backlog of approximately 4.4 million man-hours. With respect to backlog at December 31, 2012, $393.3 million, or approximately 73.2%, represents projects destined for deepwater locations. Since the scope of work and contract prices on most deepwater projects typically represent a substantial portion of overall backlog, a suspension or termination of any of these projects is likely to have a more significant adverse impact on revenue, net income and cash flow as compared to other projects.

For example, on July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month through February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment currently located on our facilities. As of March 13, 2013, all installments under the Agreement had been paid.

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. On January 22, 2013, ATP filed an emergency motion to sell all or substantially all of its deepwater assets, including 100% of its equity ownership in ATP UK. The motion has since been approved by the court and ATP is currently seeking qualified bidders to purchase these assets. The sale hearing is expected to take place between March 26, 2013 and April 16, 2013. We do not know whether or not ATP will be successful in its efforts to sell these assets or whether a purchaser of ATP UK would fund the Cheviot project. However, in the absence of a sale of ATP UK to a purchaser desiring to complete the Cheviot project, or utilize the structure in another location, it does not appear that Bluewater will be able to pay the remaining Balance on March 31, 2013. In the event of Bluewater is unable to continue to meet its obligations under the Agreement, we may attempt to recover or partially recover the unpaid Balance through the disposition of project deliverables and the enforcement of our security interest.

As of December 31, 2012, $56.8 million has been billed on the Cheviot project and the outstanding Balance was approximately $31.3 million. We recorded a $14.5 million reserve on the Balance as of December 31, 2012 and we believe the outstanding Balance, less the $14.5 million reserve, is collectible through the disposition of project deliverables and the enforcement of our security interest in the event of a default by Bluewater. We estimated the reserve recorded from selling the underlying assets individually to a willing market participant, including normal ownership risks assumed by the purchaser, and from selling certain components at scrap value. The ultimate portion of the Balance that may be recovered is dependent upon various factors, which may change in the future. These changes may lead to a revision in the amount reserved against the Balance and the amount ultimately recovered as these factors are resolved. The Cheviot project represents revenue backlog of $30.0 million and labor backlog of 308,000 man-hours, both of which are excluded from our backlog at December 31, 2012.

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

Our ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both us and third parties for, among other things, personal injury, death, property damage, pollution and loss of business. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to their proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

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

Our industry is highly competitive.

The offshore platform industry is highly competitive and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, and to a lesser extent, the availability and capability of equipment, and the reputation, experience and safety record of the contractor. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors, particularly with respect to major deepwater projects, have greater financial and other resources than we do.

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

Competitive pricing common in the fabrication industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price or unit-rate basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor, material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost to completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns but do not benefit directly from cost savings. Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates;

•	customer delays in delivering or deviations to designs and drawings; and

•	changes in estimates or bidding.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. For example, we recognized estimated contract losses of $21.2 million in the nine-month period ended September 30, 2012 primarily as a result of an increase in man-hours to complete one of our major deepwater contracts. On March 7, 2013, we entered into a change order with our customer to settle our claim on this contract. Revenue for this change order earned by the Company was recorded in the quarter ended December 31, 2012. The change order also includes incentives related to key milestone date and performance metrics which have not been recorded as of December 31, 2012 but will be recorded as revenue in future periods if and when incentive terms are met. Estimated contract losses recognized in the year ended December 31, 2012 were $12.5 million, inclusive of the revenue recorded at December 31, 2012 from this change order. Our claim was related to increased man-hours driven by revisions and delivery delays to specifications and designs by our customer causing out-of-sequence work schedules. The customer also extended delivery of the first phase of the project multiple times as a result of these revisions and delays. Any future deliverable delays or project revisions could also result in future revisions to contract estimates. For additional information, see “Business and Properties—Customer and Contracting.”

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

We recognized contract losses of $12.5 million as of December 31, 2012 which resulted in an unfavorable reduction in gross margin for the year as required under the accounting for loss contracts under percentage of completion accounting. This loss was mainly due to the increase in estimated man-hours to complete one of our major deepwater contracts as further described above.

We are susceptible to adverse weather conditions in our market areas.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year, such as Hurricane Isaac in 2012, may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our corporate officers and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies, although not necessarily the same customers from year to year. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for more than 10% of revenue in a given year) accounted for 61% of revenue in 2012 (37% for Chevron Corporation and 24% for Williams Field Services – Gulf Coast Company, L.P.), 21% of revenue in 2011 (Chevron Corporation), and 38% of revenue in 2010 (16% for Eni US Operating Co. Inc., 11% for American Electric Power Service Corporation and 11% for Versabuild, LLC). The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

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

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. The Houma Navigation Canal is considered to be a navigable waterway of the United States and, as such, is protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes federal maintenance of the canal by the United States Army Corps of Engineers. The canal requires bi-annual dredging to maintain its water depth and, while federal funding for this dredging has been provided for over 40 years, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of the canal will be continued indefinitely. If sufficient funding were not appropriated for that purpose, the Houma Navigation Canal could become impassable by barges or other vessels required to transport many of our products and could result in material and adverse affects on our cash flow, operations and financial position.

We depend on subcontractor services to perform our contractual obligations

Our ability to perform under our contracts depends to some degree on the performance of third parties we subcontract. We depend upon subcontractors for a variety of reasons, including:

•	to perform work as a result of scheduling demands we would otherwise perform with our employees;

•	to supervise and/or perform certain aspects of the contract more efficiently considering the conditions of the contract; and

•	to perform certain types of skilled work.

We work closely with these subcontractors to monitor progress and address our customer requirements. We believe we can pursue backcharges for costs we incur or liabilities we assume as a result of a subcontractor’s lack of performance. However, the inability of our subcontractors to perform under the terms of their contracts could cause us to incur additional costs that reduce profitability or create losses on projects.

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

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 13, 2013. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	50	President, Chief Executive Officer and Director
Roy F. “Buddy” Breerwood, III	39	Vice President of Finance, Chief Financial Officer and Treasurer
William J. “Bill” Fromenthal, Jr.	59	Vice President of Operations, General Manager
William G. “Bill” Blanchard	54	President and Chief Executive Officer of Gulf Island, L.L.C. (fabrication subsidiary)
Francis A. Smith, Jr	63	President and Chief Executive Officer of Gulf Marine Fabricators, L.P. (fabrication subsidiary)

Kirk J. Meche became Chief Executive Officer in January 2013. Mr. Meche has served as President since January 2009. He served as Chief Operating Officer from January 2009 to December 2012. Mr. Meche served as the Executive Vice President—Operations from 2001 to 2009. Mr. Meche was President and Chief Executive Officer of Gulf Marine from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island, L.L.C. from February 2001 until January 2006. President and Chief Executive Officer of Southport, Inc., a wholly-owned fabrication subsidiary of the Company, from 1999 to 2001. Mr. Meche was a project manager of the Company from 1996 to 1999. Mr. Meche held various engineering positions for J. Ray McDermott, Inc. from 1985 to 1996.

Roy F. “Buddy” Breerwood, III became Vice President of Finance, Chief Financial Officer and Treasurer in February 2012. Mr. Breerwood has served as Controller from October 2007 to January 2012 and Accounting Manager from July 2002 to October 2007.

William J. “Bill” Fromenthal, Jr. became Vice President of Operations and General Manager in January 2013. Mr. Fromenthal has been President and Chief Executive Officer of Dolphin since 2000. Mr. Fromenthal was a project manager of the Company from 1996 to 2000 and held various project management, planning and coordination roles in the industry from 1976 to 1996.

William G. “Bill” Blanchard became President and Chief Executive Officer of Gulf Island, L.L.C. in February 2006. Mr. Blanchard was Estimating Department Manager of Gulf Island, L.L.C. from January 2000 until January 2006.

Francis A. Smith, Jr. became President and Chief Executive Officer of Gulf Marine in March 2009. From July 2004 to March 2009, Mr. Smith was an Independent Consultant. From 1973 to 2004, Mr. Smith held positions in various capacities with J. Ray McDermott and McDermott, Inc. including Vice-President and General Manager, Fabrication Division, except from 1991 to 1994 when he held the position of Vice President, Fabrication for OPI.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 13, 2013, we had approximately 3,200 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC and the amount of cash dividends declared per share of our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2012
First Quarter	$35.48	$28.10	$.10
Second Quarter	29.73	23.97	.10
Third Quarter	31.69	24.20	.10
Fourth Quarter	29.11	19.89	.10

Fiscal Year 2011
First Quarter	$34.68	$25.76	$.06
Second Quarter	35.85	27.00	.06
Third Quarter	36.00	19.82	.06
Fourth Quarter	31.31	19.55	.06

In each quarter of 2012, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.8 million. On March 6, 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable April 1, 2013 to shareholders of record on March 18, 2013. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2012.

				Current Program
Period	Total number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1 to 31, 2012	—		—	—	—
November 1 to 30, 2012	—		—	—	—
December 1 to 31, 2012	17,886	[a]	$23.52	—	—

Total	17,886	[a]	$23.52	—	—

a.	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations on stock options and restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2007 to December 31, 2012, with the cumulative total return of the Standard & Poor 500 Index and the Standard & Poor 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2008 at closing prices on December 31, 2007 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec08	Dec09	Dec10	Dec11	Dec12
Gulf Island Fabrication, Inc.		-53.86	48.02	34.27	4.51	-16.45
S&P 500 Index		-37.00	26.46	15.06	2.11	16.00
S&P 500 Oil & Gas Equipment & Services		-59.18	59.80	39.28	-11.68	0.00

	Base Period Dec07	INDEXED RETURNS Years Ending
Company / Index		Dec08	Dec09	Dec10	Dec11	Dec12
Gulf Island Fabrication, Inc.	100	46.14	68.29	91.70	95.83	80.07
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Oil & Gas Equipment & Services	100	40.82	65.23	90.86	80.24	80.25

Item 6. Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2012 is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Income Statement Data:
Revenue	$521,340	$307,832	$248,286	$311,529	$420,507
Cost of revenue:
Contract costs	502,999	295,614	225,015	272,064	368,211
Provision for losses on contract receivables (1)	14,501	—	—	—	—
Asset impairments (2)	—	7,690	—	—	—

Total cost of revenue	517,500	303,304	225,015	272,064	368,211

Gross profit	3,840	4,528	23,271	39,465	52,296
General and administrative expenses	9,806	8,187	7,947	8,257	9,451

Operating income (loss)	(5,966)	(3,659)	15,324	31,208	42,845
Net interest income (3)	433	902	5,021	986	172
Other, income (expense)	128	309	1,014	(55)	(97)

Income (loss) before income taxes	(5,405)	(2,448)	21,359	32,139	42,920
Income taxes	(1,314)	(644)	8,266	11,335	13,898

Net income (loss)	$(4,091)	$(1,804)	$13,093	$20,804	$29,022

Income Summary Data:
Basic earnings (loss) per share—common shareholders	$(0.29)	$(0.13)	$0.90	$1.44	$2.03

Diluted earnings (loss) per share—common shareholders	$(0.29)	$(0.13)	$0.90	$1.44	$2.02

Basic weighted-average common shares	14,400	14,351	14,318	14,294	14,258

Diluted weighted-average common shares	14,400	14,351	14,329	14,295	14,292

Cash dividend declared per common share	$0.40	$0.24	$0.04	$0.13	$0.40

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Working capital	$81,330	$101,926	$112,111	$80,501	$63,060
Property, plant and equipment, net	229,216	216,722	197,652	200,459	204,695
Total assets	403,495	395,935	334,856	332,175	349,270
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (4)	4,768	2,715	2,403	3,156	3,820
Backlog as of December 31, (5)
Direct labor hours	4,372	4,609	3,837	1,495	2,321
Dollars	$536,950	$614,481	$486,146	$136,766	$209,823

(1)	As of December 31, 2012, $56.8 million has been billed to Bluewater Industries, Inc. on the Cheviot project and the outstanding contracts receivable balance was approximately $31.3 million. We recorded a $14.5 million reserve on Bluewater’s outstanding contract receivable balance as of December 31, 2012 and we believe the outstanding balance, less the $14.5 million reserve, is collectible through the disposition of project deliverables and the enforcement of our security interest in certain of Bluewater’s equipment in the event of a default by Bluewater.
(2)	On April 8, 2011, we received an unfavorable ruling regarding a disputed claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. As a result, we recognized all recorded amounts as asset impairments of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss.
(3)	On July 15, 2009, we reached an agreement with Bluewater Industries, Inc. to restructure the payment terms of the remaining $90 million owed on the MinDOC I project. We received a limited overriding royalty interest for $48 million of this amount as part of this agreement. On November 29, 2010, we sold the overriding royalty interest. As a result of this agreement and subsequent sale of our overriding royalty interest, we recognized $4.6 million as interest income during the year ended December 31, 2010.
(4)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(5)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized with respect to, those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. The backlog as of each year end also includes commitments received following December 31st, as described in Item 1 of this report on Form 10-K.

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

We believe conditions in the oil and gas industry brought on by the Deepwater Horizon incident in 2010 have improved. Oil prices are currently stable above $90 per barrel, global and U.S. working drilling rig count is increasing and U.S. Gulf of Mexico permitting activity is on the rise, particularly in deepwater offshore locations. We believe demand for deepwater and marine related projects will be driven by this increased activity. Our focus remains on managing our contract costs, particularly those associated with maintaining our labor force, as our customers face the challenge and cost of developing deepwater locations. We are in the process of implementing new tracking and reporting procedures and have hired additional staff in order to monitor and track the progress on our projects. We expect these initiatives to enable us to more effectively control costs in the event of customer delivery delays or deviations and discrepancies with respect to designs and drawings submitted by our customers.

In the longer term, demand for our products and services will continue to depend largely upon prices for oil and gas and the capital outlay decisions of oil and gas exploration and production companies, which at this time is difficult to predict.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, those projects a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog are subject to termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of December 31, 2012, we had a revenue backlog of $537.0 million and a labor backlog of approximately 4.4 million man-hours remaining to work, including commitments received through March 13, 2013 and excluding backlog of $30.0 million relating to the suspended Cheviot project, compared to revenue backlog of $614.5 million and a labor backlog of 4.6 million man-hours reported as of December 31, 2011. We exclude suspended projects from contract backlog because resumption of work and timing of backlog revenues are difficult to predict.

Of our backlog at December 31, 2012,

•	30.6% was pursuant to letters of intent received after December 31, 2012 for which the full scope of work has not been authorized but we expect to receive.

•	66.5% was for three customers as compared to 72.9% for two customers at December 31, 2011.

•	$393.3 million, or 73.2%, represented projects destined for deepwater locations compared to $509.8 million, or 83.0%, at December 31, 2011.

•	$41.9 million, or 7.8%, represented projects destined for foreign locations compared to $47.0 million, or 7.7%, at December 31, 2011.

Depending on the size of the project, the termination or postponement of any one of our deepwater projects could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow. For additional information, see Note 2 to our Consolidated Financial Statements and Item 1A. “Risk

Factors — Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.”

As of December 31, 2012, we expect to recognize revenues from our backlog of approximately

•	$395.8 million, or 73.7%, during the calendar year 2013,

•	$135.4 million, or 25.2%, during calendar year 2014; and

•	$5.8 million, or 1.1%, thereafter.

Recognition of backlog revenue as presented above is based on management estimates of the application of the direct labor hours of the backlog during the current projected timelines to complete the projects. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

Workforce

During 2012, our workforce ranged from approximately 1,950 to 2,400. Demand for our products and services dictates our workforce needs. Although we generally try to minimize the use of contract labor, we will use contract labor when required to meet customer demand. For 2012, our use of contract labor ranged from approximately 90 to 430 contract laborers. Due to the award of significant contracts at the end of 2010 and during 2011, we focused on hiring and maintaining manpower through 2012 to meet the level of activity.

Man-hours worked were 4.8 million, 2.7 million and 2.4 million for the years ending December 31, 2012, 2011 and 2010 respectively. The major factor contributing to the significant increase in man-hours worked in 2012 was our ability to work on two major deepwater projects in our backlog during the year.

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

At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change orders on four projects which have been approved as to scope but not price. We expect to resolve these change orders in the first and second quarters of 2013. At December 31, 2012, we also recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract that is in progress. We are in the process of negotiating the application of contractual unit rates to these quantities and expect to finalize these measurement packages in the first and second quarter of 2013. No revenues were recorded at December 31, 2011 and 2010 related to unapproved change orders.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $12.5 million, $3.0 million, and $1.3 million in the years ended December 31, 2012, 2011, and 2010, respectively. Contract losses increased in 2012 due mainly to the increase in manhours estimated to complete one of our major deepwater projects. On March 7, 2013, we entered into a change order with our customer to settle our claim relating to this project. Revenue for this change order earned by the Company was recorded in the quarter ended December 31, 2012. The change order also includes incentives related to key milestone date and performance metrics which have not been recorded as of December 31, 2012 but will be recorded as revenue in future periods if and when incentive terms are met. Estimated contract losses recognized in the year ended December 31, 2012 were $12.5 million, inclusive of the revenue recorded at December 31, 2012 from this change order. Our claim was related to increased man-hours driven by revisions and delivery delays to specifications and designs by our customer causing out-of-sequence work schedules. The customer also extended delivery of the first phase of the project multiple times as a result of these revisions and delays. Any future deliverable delays or project revisions could also result in future revisions to contract estimates.

Allowance for Doubtful Accounts

We routinely review individual contracts receivable balances and make provisions for probable doubtful accounts as we deem appropriate. Among the factors considered during the review are the financial condition of our customer and their access to financing, underlying disputes on the account, age and amount of the account and overall economic conditions. Accounts are written off only when all reasonable collection efforts are exhausted.

Our principal customers include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized; however, in certain instances we obtain collateral to reduce our credit exposure. In the normal course of business, we extend credit to our customers on a short-term basis.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

For the twelve-month period ended December 31, 2012, our revenue was $521.3 million compared to $307.8 million in revenue for the twelve-month period ended December 31, 2011, an increase of 69.4%. The following factors contributed to the increase in revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011:

•

Man-hours worked increased from 2.7 million for the twelve-month period ended December 31, 2011 to 4.8 million during the twelve-month period ended December 31, 2012, representing an increase of 77.8%, as discussed in “Workforce.”

•	Pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2012 were 48.3% compared to 45.3% for the twelve-month period ended December 31, 2011. The increase in pass-through costs for the twelve months ended December 31, 2012 primarily relates to sub-contracted service costs on our major deepwater projects. Pass-through costs, as described in Note 11 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact on our gross margin.

For the twelve-month periods ended December 31, 2012 and 2011, gross profit was $3.8 million (0.7% of revenue) and $4.5 million (1.5% of revenue), respectively. Factors contributing to the overall decrease in gross profit for the twelve-month period ended December 31, 2012 compared to the twelve-month period ended December 31, 2011 include:

•

We recognized provisions for losses on contract receivables of $14.5 million during the twelve-month period ended December 31, 2012 as compared to asset impairments of $7.7 million recognized during the twelve-month period ended December 31, 2011. For additional information, see Note 2 to our Consolidated Financial Statements.

•

We recognized contract losses of $12.5 million during the twelve-month period ended December 31, 2012 as compared to $3.0 million recognized during the twelve-month period ended December 31, 2011 as explained in “Critical Accounting Policies.”

Partially offsetting these adverse impacts on gross profit, man-hours worked increased as discussed in “Workforce.” The increase in production had a favorable impact on margin due to the spread it provided to our fixed overhead as compared to the twelve-month period ended December 31, 2011.

Our general and administrative expenses were $9.8 million for the twelve-month period ended December 31, 2012 compared to $8.2 million for the twelve-month period ended December 31, 2011. Although the absolute dollar value was more, general and administrative expenses, as a percentage of revenue, was 1.9% compared to 2.7% for the twelve-month periods ended December 31, 2012 and 2011, respectively. Factors that contributed to the increase in general and administrative expenses for the twelve months ended December 31, 2012 include:

•	Increase of $515,000 in professional fees as a result of our various contractual issues. We anticipate these fees will continue until these issues are resolved.

•	Increase of $385,000 in stock compensation expense mainly due to the accelerated vesting of restricted shares upon the retirement of Kerry Chauvin, our former C.E.O., in December 2012.

•	Increase of $289,000 in bank service charges resulting from the issuance of additional letters of credit related to our two major deepwater projects.

•	Increase of $181,000 in expenses associated with setting up additional staff in our offices.

We had net interest income of $433,000 for the twelve-month period ended December 31, 2012 compared to net interest income of $902,000 for the twelve-month period ended December 31, 2011. The interest income for the period ended December 31, 2012 was primarily related to the accretion of the discount associated with the financing arrangement described in Note 2 in the Notes to Consolidated Financial Statements. The interest income for the period ended December 31, 2011 was also related to the accretion of the discount associated with the financing arrangement in Note 2 to our Consolidated Financial Statements.

We had other income of $128,000 for the twelve months ended December 31, 2012, compared to $309,000 for the twelve months ended December 31, 2011. Other income for both periods represents gain on sales of miscellaneous equipment.

Our effective income tax rate was a benefit of 24.3% for the twelve-month period ended December 31, 2012, compared to a benefit of 26.3% for the twelve-month period ended December 31, 2011. The decrease in the effective rate for the period ended December 31, 2012 was related to the reduction of the Company’s income mainly due to the provision for loss on contract receivables described elsewhere herein. This reduction in income caused an increase in Louisiana state income tax apportionment in 2012 as compared to 2011, reducing the overall income tax benefit recorded in 2012 compared to 2011.

Comparison of the Years Ended December 31, 2011 and 2010

For the twelve-month period ended December 31, 2011, our revenue was $307.8 million, an increase of 24.0%, compared to $248.3 million in revenue for the twelve-month period ended December 31, 2010. The following factors contributed to the increase in revenues for the year ended December 31, 2011 compared to the year ended December 31, 2010:

•

Man-hours worked increased from 2.4 million for the twelve-month period ended December 31, 2010 to 2.7 million during the twelve-month period ended December 31, 2011, representing an increase of 12.5%.

•

Pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2011 were 45.3% compared to 36.1% for the twelve-month period ended December 31, 2010. The increase in pass-through costs for the twelve months ended December 31, 2011 primarily relates to certain deepwater projects. Pass-through costs, as described in Note 11 in the Notes to Consolidated Financial Statements, are included in revenue, but have little or no impact on our gross margin.

For the twelve-month periods ended December 31, 2011 and 2010, gross profit was $4.5 million (1.5% of revenue) and $23.3 million (9.4% of revenue), respectively. Factors contributing to the decrease in gross profit for the twelve-month period ended December 31, 2011 compared to the twelve-month period ended December 31, 2010 include:

•

On April 8, 2011, we received an unfavorable ruling on an insurance claim for costs incurred in connection with an April 2008 crane accident, resulting in us having to recognize a charge of $7.7 million related to impairments of a receivable and to the remaining book value of one of the cranes involved in the accident.

•	Pass-through costs as a percentage of revenue as discussed above.

•

We recognized $3.0 million of contract losses on contracts on three projects during the twelve months ended December 31, 2011, as compared to $1.3 million for the twelve months ended December 31, 2010.

•

Certain fixed costs at our Texas facility, particularly staff and facility maintenance costs, increased in 2011 as compared to 2010. These costs were reduced in 2010 and early 2011 because of the decline in activity at this facility, but were subsequently increased in preparation of several larger project awards.

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

Our effective income tax rate was a benefit of 26.3% for the twelve-month period ended December 31, 2011, compared to an expense of 38.7% for the twelve-month period ended December 31, 2010. The decrease in the effective rate for the period ended December 31, 2011 was related to the reduction of income at our Texas facility mainly due to the asset impairments described elsewhere herein. This reduction in income caused a decrease in our estimated Federal qualified production activities income deduction and an increase in Louisiana state income tax apportionment in 2011 as compared to 2010, reducing the overall income tax benefit recorded in 2011 compared to income tax expense recorded in 2010.

Liquidity and Capital Resources

Historically we have funded our business activities through funds generated from operations. Effective October 29, 2012, we entered into the Eleventh Amendment to the Ninth Amended and Restated Credit Agreement which, among other things, increased our revolving line of credit from $60 million to $80 million and extended the term of our revolver from December 31, 2013 to December 31, 2014. Our revolving line of credit is secured by substantially all of our assets. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

At March 13, 2013 we had $10.0 million borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $46.8 million, which reduced the unused portion of our revolving line of credit to $23.2 million. We required borrowings to fund our working capital which has been adversely impacted by the suspension of the Cheviot project and the extended collection of the associated Bluewater receivable as discussed further in “Critical Accounting Policies.” Also, as discussed in “Critical Accounting Policies,” contributing to our decreased working capital were increased contract losses incurred during 2012, primarily attributable to one of our major deepwater projects. On March 7, 2013, we entered into a change order with our customer to settle our claim relating to this project. Revenue for this change order earned by the Company was recorded in the quarter ended December 31, 2012. As a result of our entry into this change order, we expect to pay down a portion of our outstanding borrowings in the first half of 2013.

We are required to maintain certain financial covenants under our revolving line of credit, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $241.2 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2012, we were in compliance with these covenants.

At December 31, 2012, our cash and cash equivalents totaled $24.9 million. Working capital was $81.3 million at December 31, 2012. The ratio of current assets to current liabilities was 1.88 to 1 at December 31, 2012. Net cash provided by operating activities was $11.0 million for the year ended December 31, 2012, compared to $11.9 million for the year ended December 31, 2011. Our primary uses of cash during 2012 were related to capital expenditures and an increase in our net contract position. As of December 31, 2012, our investment in net contract position was $43.3 million compared to $30.3 million as of December 31, 2011, representing an increase of $13.1 million. The increase is due to timing of work performed on several larger contracts compared to scheduled contractual billing terms, the revisions to the payment terms agreed to with Bluewater in August 2012, and cost recoveries negotiated with customers. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials and other amounts prepaid to subcontractors, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall increase in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

Net cash used in investing activities for the year ended December 31, 2012 was $35.9 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $4.8 million to extend the length of our graving dock at our Texas facility, $2.8 million for two Manitowac 18000 maxer attachments for our cranes at our Texas facility and $5.4 million to dredge the waterways near the bulkhead of our Texas facilities to accommodate larger vessels used in the installation of deepwater projects. Also included in capital expenditures were $2.9 million for an additional M2250 Manitowoc crane for our Gulf Island facility in Houma and $1.1 million on the construction of a new, 30,000 square foot warehouse for Gulf Island’s east yard.

Also for the twelve-month period ended December 31, 2012, $9.5 million was spent to complete the construction of a coffer cell to drain the graving dock at our Texas facility. During the fourth quarter of 2011, the graving dock flooded unexpectedly when soil washed out from under the graving dock floor, which allowed water from the Corpus Christi Ship Channel to enter the dock through the floor and caused damage to a portion of the graving dock slab. To prevent further flooding, the Company designed and constructed a coffer cell to drain the dock and complete repairs to the slab so that it can be utilized during the fabrication stage of the Williams Gulfstar FPS™ GS-1hull project. Of the $9.5 million spent in 2012, $3.1 million of costs to build the coffer are included in contract costs for the Williams project. The remaining $6.4 million has been capitalized as property as part of the graving dock or as inventory for use on future projects after its removal upon completion of the Williams project. The graving dock at our Texas facility is drained and repairs to the slab are substantially complete. The approximate cost to repair the graving dock was $7.5 million, all of which has been recovered through insurance.

We anticipate capital expenditures for 2013 to be approximately $17.6 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $4.5 million for rolling equipment to replace aging rolling equipment at our Texas facility.

The $5.5 million of net cash used in financing activities for the year ended December 31, 2012 included $17,000 of proceeds from the exercise of stock options and $259,000 of excess tax benefits associated with the share-based payment arrangements less $5.8 million in payments of dividends on common stock.

We believe that for the next twelve months, our cash on hand, our cash generated by operating activities and funds available under our revolving line of credit will be sufficient to fund our capital expenditures and meet our working capital needs. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit. We may also expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us; however, there can be no assurance that amounts will be available on commercial terms acceptable to us.

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2012, (in thousands).

		Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment—equipment (1)	$1,395	$1,395	$—	$—	$—
Purchase commitment—material and services (2)	6,571	6,571	—	—	—
Operating leases (3)	35	32	3	—	—

	$8,001	$7,998	$3	$—	$—

(1)	“Purchase commitment—equipment” is a commitment related to purchase order agreements.
(2)	“Purchase commitment—material and services” is a commitment related to purchase order agreements.
(3)	Operating leases are commitments for office space.

Off Balance Sheet Arrangements

We are not a party to any contract or other obligation not included in our balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have an $80.0 million revolving line of credit with our primary commercial banks. Under the terms of our revolving line of credit, we may elect to pay interest at either a fluctuating base rate established by the bank from time to time or at a rate based on the rate established in the London inter-bank market. We do not believe that we have any material exposure to market risk associated with interest rates.

Item 8. Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 13, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 13, 2013

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

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	32,900		$19.83	560,357
Equity compensation plans not approved by security holders	0			0

Total	32,900	(1)		560,357	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2012, these shares would represent 0.23% of our then total outstanding shares.
(2)

As of December 31, 2012, there were 469,200 shares remaining available for issuance under the 2011 Stock Incentive Plan, 69,254 shares remaining available under the 2002 Long-Term Incentive Plan and 21,903 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

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

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 13, 2013

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,888	$55,287
Contract receivables, net	60,535	72,474
Contract retainage	1,298	4,313
Costs and estimated earnings in excess of billings on uncompleted contracts	26,317	12,982
Prepaid subcontractor costs	33,145	9,731
Prepaid expenses and other	4,457	3,344
Inventory	5,024	6,278
Deferred tax assets	13,039	10,157
Income tax receivable	4,901	3,347

Total current assets	173,604	177,913
Property, plant and equipment, net	229,216	216,722
Long-term contracts receivable, net	—	625
Other receivables	—	—
Other assets	675	675

Total assets	$403,495	$395,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,485	$20,502
Billings in excess of costs and estimated earnings on uncompleted contracts	28,498	49,363
Accrued employee costs	5,340	3,512
Accrued expenses	5,161	2,610
Accrued contract losses	3,790	—

Total current liabilities	92,274	75,987
Deferred tax liabilities	37,721	37,149

Total liabilities	129,995	113,136

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,452,660 and 14,376,443 shares issued and outstanding at December 31, 2012 and December 31, 2011	9,956	9,921
Additional paid-in capital	92,512	91,933
Retained earnings	171,032	180,945

Total shareholders’ equity	273,500	282,799

Total liabilities and shareholders’ equity	$403,495	$395,935

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue	$521,340	$307,832	$248,286
Cost of revenue:
Contract costs	502,999	295,614	225,015
Provision for loss on contract receivable	14,501	—	—
Asset impairments	—	7,690	—

Total cost of revenue	517,500	303,304	225,015

Gross profit	3,840	4,528	23,271
General and administrative expenses	9,806	8,187	7,947

Operating income (loss)	(5,966)	(3,659)	15,324
Other income (expense):
Interest expense	(153)	(173)	(76)
Interest income	586	1,075	5,097
Other, net	128	309	1,014

	561	1,211	6,035

Income (loss) before income taxes	(5,405)	(2,448)	21,359
Income taxes	(1,314)	(644)	8,266

Net income (loss)	$(4,091)	$(1,804)	$13,093

Per share data:
Basic earnings (loss) per share—common shareholders	$(0.29)	$(0.13)	$0.90

Diluted earnings (loss) per share—common shareholders	$(0.29)	$(0.13)	$0.90

Cash dividend declared per common share	$0.40	$0.24	$0.04

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2010	14,307,878	$9,770	$90,311	$173,720	$273,801
Exercise of stock options	6,000	10	91	—	101
Income tax benefit from stock compensation	—	—	124	—	124
Net income	—	—	—	13,093	13,093
Vesting of restricted stock	27,093	(17)	(156)	—	(173)
Compensation expense restricted stock	—	83	742	—	825
Dividends on common stock	—	—	—	(579)	(579)

Balance at December 31, 2010	14,340,971	$9,846	$91,112	$186,234	$287,192
Exercise of stock options	8,560	16	151	—	167
Income tax benefit from stock compensation	—	—	146	—	146
Net loss	—	—	—	(1,804)	(1,804)
Vesting of restricted stock	26,912	(32)	(291)	—	(323)
Compensation expense restricted stock	—	91	815	—	906
Dividends on common stock	—	—	—	(3,485)	(3,485)

Balance at December 31, 2011	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	15,065	(8)	(63)	—	(71)
Income tax benefit from stock compensation	—	—	259	—	259
Net loss	—	—	—	(4,091)	(4,091)
Vesting of restricted stock	61,152	(79)	(717)	—	(796)
Compensation expense restricted stock	—	122	1,100	—	1,222
Dividends on common stock	—	—	—	(5,822)	(5,822)

Balance at December 31, 2012	14,452,660	$9,956	$92,512	$171,032	$273,500

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	($4,091)	($1,804)	$13,093
Depreciation	23,396	20,692	19,282
Provision for losses on contract receivables	14,501	—	—
Anticipated loss on contracts	3,790	—	—
Asset impairments	—	7,690	—
Deferred income taxes	(1,848)	(883)	3,364
Excess tax benefits from share-based payment arrangements	(259)	(146)	(124)
Compensation expense—stock compensation plans	1,222	906	825
Changes in operating assets and liabilities:
Contracts receivable, net	(1,937)	(60,057)	75,826
Contract retainage	3,015	6,687	(10,125)
Costs and estimated earnings in excess of billings on uncompleted contracts	(13,335)	(6,469)	11,460
Billings in excess of costs and estimated earnings on uncompleted contracts	(20,865)	42,148	(1,720)
Accounts payable	28,983	15,240	(11,256)
Prepaid subcontractor costs	(23,414)	(9,731)	—
Prepaid expenses and other assets	(1,113)	330	(691)
Inventory	1,254	(2,013)	(41)
Other receivables	—	—	(53)
Accrued employee costs	944	(1,317)	(404)
Accrued expenses	2,551	1,082	(531)
Current income taxes	(1,757)	(423)	(2,755)

Net cash provided by operating activities	$11,037	$11,932	$96,150

Cash flows from investing activities:
Capital expenditures, net	(35,890)	(41,545)	(16,475)

Net cash used in investing activities	(35,890)	(41,545)	(16,475)

Cash flows from financing activities:
Proceeds from exercise of stock options	17	167	101
Excess tax benefit from share-based payment arrangements	259	146	124
Payments of dividends on common stock	(5,822)	(3,485)	(579)

Net cash used in financing activities	(5,546)	(3,172)	(354)

Net increase (decrease) in cash and cash equivalents	(30,399)	(32,785)	79,321
Cash and cash equivalents at beginning of period	55,287	88,072	8,751

Cash and cash equivalents at end of period	$24,888	$55,287	$88,072

Supplemental cash flow information:
Interest paid	$99	$132	$72

Income taxes paid, net of refunds	$2,291	$660	$7,644

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management include asset impairments, contract valuation allowances, contract revenues, costs and profits and the application of the percentage-of-completion (POC) method of accounting. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

We routinely review individual contracts receivable balances and make provisions for probable doubtful accounts as we deem appropriate. Among the factors considered during the review are the financial condition of our customer and their access to financing, underlying disputes on the account, age and amount of the account and overall economic conditions. Accounts are written off only when all reasonable collection efforts are exhausted.

Our principal customers include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, we extend credit to our customers on a short-term basis.

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

Workers Compensation Liability

The Company and its subsidiaries Gulf Island, Gulf Island Marine and Dolphin Services are self-insured for workers’ compensation liability except for losses in excess of $300,000 per occurrence through November 1, 2012 and $500,000 per occurrence thereafter for Louisiana workers’ compensation and for U.S. longshoreman and harbor workers’ coverage. Gulf Marine has insurance coverage for Texas workers’ compensation with a $300,000 deductible. The liability for workers compensation is based on claims filed and estimates of claims incurred but not reported. Our workers compensation liability balance was $1.6 million and $983,000 as of December 31, 2012 and 2011, respectively.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgements and estimates. Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. The fair value hierarchy gives the highest priority to observable inputs such as quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the valuation technique. As of December 31, 2012 and 2011, none of our assets or liabilities were subject to fair value measurements.

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

Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure that all accumulate to determine the total contract value. Profit margins are built into the unit rates.

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

At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change orders on four projects which have been approved as to scope but not price. We expect to resolve these change orders in the first and second quarters of 2013. At December 31, 2012, we also recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract that is in progress. We are in the process of negotiating the application of contractual unit rates to these quantities and expect to finalize these measurement packages in the first and second quarter of 2013. No revenues were recorded at December 31, 2011 and 2010 related to unapproved change orders.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $12.5 million, $3.0 million, and $1.3 million in the years ended

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2012, 2011, and 2010, respectively. Contract losses increased in 2012 due mainly to the increase in manhours estimated to complete one of our major deepwater projects. These increased man-hours were primarily driven by revisions and delivery delays to specifications and designs by our customer causing out-of-sequence work schedules to be used while executing the project. The customer extended delivery of the first phase of the project multiple times as a result of these revisions and delays. On March 7, 2013 we executed change orders with the customer which settled issues raised in a claim for additional costs on this project. Revenue for this claim earned by the Company was recorded in the year ended December 31, 2012. The change order also includes incentives related to key milestone date and performance metrics which have not been recorded as of December 31, 2012 but will be recorded as revenue in future periods if and when incentive terms are met. Any future deliverable delays or project revisions could result in future revisions to contract estimates.

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

Reclassifications

Prepaid subcontractor costs for the year ended December 31, 2011 has been reclassified to conform to the December 31, 2012 Consolidated Financial Statement presentation.

2. CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable balance at December 31, 2012, $44.2 million, or 73.0%, is for three customers.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month through February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. In addition, if Bluewater has fully paid the Balance on or prior to March 31, 2013, Bluewater has the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have no further rights to request a suspension of work. If Bluewater fails to make timely payments pursuant to the revised payment plan, we have the right to terminate the Contract, and we will continue to retain title to any project deliverables. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment currently located on our facilities. As of March 13, 2013, all installments under the Agreement had been paid.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 17, 2012, ATP Oil & Gas, Inc. (“ATP”), the parent company of ATP UK, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Although ATP is not our customer and ATP UK is not a party to the bankruptcy, we believe ATP has historically financed the operations of its subsidiaries, including ATP UK. On January 22, 2013, ATP filed an emergency motion to sell all or substantially all of its deepwater assets, including 100% of its equity ownership in ATP UK. The motion has since been approved by the court and ATP is currently seeking qualified bidders to purchase these assets. The sale hearing is expected to take place between March 26, 2013 and April 16, 2013. We do not know whether or not ATP will be successful in its efforts to sell these assets or whether a purchaser of ATP UK would fund the Cheviot project. However, in the absence of a sale of ATP UK to a purchaser desiring to complete the Cheviot project or utilize the structure in another location, it does not appear that Bluewater will be able to pay the remaining Balance on March 31, 2013. In the event of Bluewater is unable to continue to meet its obligations under the Agreement, we may attempt to recover or partially recover the unpaid Balance through the disposition of project deliverables and the enforcement of our security interest.

As of December 31, 2012, $56.8 million has been billed on the Cheviot project and the outstanding Balance was approximately $31.3 million. We recorded a $14.5 million reserve on the Balance as of December 31, 2012 and believe the outstanding Balance, less the $14.5 million reserve, is collectible through the disposition of project deliverables and the enforcement of our security interest in the event of a default by Bluewater. We estimated the reserve recorded from selling the underlying assets individually to a willing market participant, including normal ownership risks assumed by the purchaser, and from selling certain components at scrap value. The ultimate portion of the Balance that may be recovered is dependent upon various factors, which may change in the future. These changes may lead to a revision in the amount reserved against the Balance and the amount ultimately recovered.

On January 14, 2011, we entered into an agreement with one of our customers regarding the collection of an $11.0 million retainage balance on a completed contract. As consideration to extend payment, we agreed to receive $12.5 million, payable in twenty equal monthly installments beginning on June 30, 2011. Scheduled payments have been received through December 31, 2012. The balance outstanding as of December 31, 2012 was $625,000 which was paid in full on January 30, 2013.

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2012	2011
Completed contracts
Current receivables	$3,320	$11,521
Long term receivables due after one year	—	625
Contracts in progress:
Current receivables	71,723	60,977
Retainage due within one year	1,298	4,313

	76,341	77,436
Less allowance for doubtful accounts	14,508	24

	$61,833	$77,412

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in contracts in progress is the $31.3 contract receivable balance on the suspended Cheviot project from Bluewater as described in Note 2.

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2012	2011
Costs incurred on uncompleted contracts	$659,422	$271,397
Estimated profit earned to date	21,883	23,769

	681,305	295,166
Less billings to date	683,486	331,547

	$(2,181)	$(36,381)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,317	$12,982
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,498)	(49,363)

	$(2,181)	$(36,381)

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2012	2011
	(in Years)
Land	n/a	$10,463	$10,463
Buildings	25	60,729	59,257
Machinery and equipment	3 to 25	198,571	187,065
Furniture and fixtures	3 to 5	4,928	4,601
Transportation equipment	3 to 5	3,139	3,164
Improvements	15	95,874	84,828
Construction in progress	n/a	20,397	11,288

		394,101	360,666
Less accumulated depreciation		164,885	143,944

		$229,216	$216,722

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2012, 2011, and 2010, the Company expensed $7.7 million, $1.9 million, and $2.7 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2012	2011
Deferred tax liabilities:
Property, plant and equipment	$37,721	$37,149

	37,721	37,149
Deferred tax assets:
Employee benefits	588	409
Uncompleted contracts	3,472	17
Stock based compensation expense	126	216
Allowance for uncollectible accounts	5,107	—
Federal net operating loss	3,608	9,292
Other	138	223

Total deferred tax assets:	13,039	10,157

Net deferred tax liabilities:	$24,682	$26,992

Our federal net operating loss generated during our 2011 tax year can be carried forward twenty years. We expect to utilize $17.6 million of this federal net operating loss in 2012 and carry $9.6 million forward to utilize in future years.

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2012	2011	2010
Current:
Federal	$—	$—	$4,496
State	534	239	406

Total current	534	239	4,902

Deferred:
Federal	(1,749)	(828)	3,085
State	(99)	(55)	279

Total deferred	(1,848)	(883)	3,364

Income taxes	$(1,314)	$(644)	$8,266

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2012	%	2011	%	2010	%
U.S. statutory rate	$(1,892)	35.0%	$(857)	35.0%	$7,476	35.0%
Increase (decrease) resulting from:
State income taxes	783	(14.5)	289	(11.8)	893	4.2
Qualified Production Activities
Income—Deduction	—	—	—	—	(205)	(1.0)
Federal Work Opportunity Tax Credit	—	—	—	—	—	—
Other	(205)	3.8	(76)	3.1	102	0.5

Income tax expense	$(1,314)	24.3%	$(644)	26.3%	$8,266	38.7%

7. LINE OF CREDIT

Effective October 29, 2012, we entered into the Eleventh Amendment to the Ninth Amended and Restated Credit Agreement which, among other things, increased our revolving line of credit from $60 million to $80 million and extended the term of our revolving line of credit from December 31, 2013 to December 31, 2014. Our revolving line of credit is secured by substantially all of our assets. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

At March 13, 2013 we had $10.0 million borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $46.8 million, which reduced the unused portion of our revolving line of credit to $23.2 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $241.2 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2012, we were in compliance with these covenants.

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

In December 2004, we received notice from Louisiana Department of Environmental Quality (“LDEQ”) that a Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid 2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to the LDEQ in September 2008 and it was later approved with stipulations. After sampling, we filed a report with the LDEQ in mid July 2010. After its review, the agency requested an overall remediation

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan. Through a third party, we completed our plan in February 2012. The LDEQ approved our plan in December 2012 with stipulations. We accrued an additional $105,000 in 2012 due to these plan adjustments. We performed the work pursuant to the site plan in January and February of 2013 and await the LDEQ’s approval of the results. We have $400,000 accrued at December 31, 2012 related to the estimated cost to remediate the site, which includes professional fees such as engineering and consulting costs.

9. REVENUES FROM MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas industry. Through the Company’s marine fabrication subsidiary, its customer base is expanding into other industries that utilize marine vessels. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded; however, the Company is highly dependent on a few large customers in each year, particularly customers for our major deepwater projects, as shown below. Revenues from customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2012	2011	2010
Chevron Corporation	$192,370	$63,769	$—
Williams Field Services-Gulf Coast Company L.P.	124,841	—	—
Eni US Operating Co. Inc.	—	—	38,497
American Electric Power Service Corporation	—	—	27,858
Versabuild, LLC	—	—	27,407

10. INTERNATIONAL REVENUES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 9%, 16%, and 3% of the Company’s revenues for the years ended December 31, 2012, 2011 and 2010, respectively, as follows:

	December 31,
	2012	2011	2010
	(In millions)
Location:
United States	$472.4	$259.0	$240.9
International	48.9	48.8	7.4

Total	$521.3	$307.8	$248.3

11. CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts, by using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular period. Pass-through costs as a percentage of revenue were 48.3%, 45.3% and 36.1% for the years ended December 31, 2012, 2011 and 2010, respectively.

We recorded $33.1 million and $9.7 million of prepaid subcontractor costs at December 31, 2012 and 2011, respectively. These costs represent mainly the materials our subcontractors have purchased yet have not installed

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into one of our major deepwater projects thus earning physical completion of scope. These purchases were made with funds received by the customer and represent contract costs that will be incurred in future periods.

12. RETIREMENT PLAN

The Company has a defined contribution plan (the “Retirement Plan”) for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the Retirement Plan. Contributions to the Retirement Plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2012, 2011, and 2010, the Company contributed a total of $2.6 million, $1.9 million, and $2.1 million, respectively.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2012 and 2011 were as follows (in thousands, except per share data):

	March 31, 2012	June 30, 2012	September 30, 2012 (a)	December 31, 2012 (b)
Revenue	$113,083	$137,227	$141,793	$129,237
Gross profit	12,668	13,905	(13,379)	(9,354)
Net Income	6,779	7,592	(10,372)	(8,090)
Basic EPS	0.47	0.52	(0.72)	(0.56)
Diluted EPS	0.47	0.52	(0.72)	(0.56)

	March 31, 2011 (c)	June 30, 2011	September 30, 2011	December 31, 2011
Revenue	$46,348	$87,251	$85,827	$88,406
Gross profit (loss)	(9,568)	4,846	4,004	5,246
Net income (loss)	(6,964)	1,835	1,559	1,766
Basic EPS	(0.49)	0.13	0.11	0.12
Diluted EPS	(0.49)	0.13	0.11	0.12

(a)	We recognized contract losses of $20.6 million in the three-month period ended September 30, 2012 which resulted in an unfavorable reduction in gross margin during the period of $26.8 million as required under the accounting for loss contracts under percentage of completion accounting. This loss was mainly due to the increase in estimated man-hours to complete one of our major deepwater contracts. These increased man-hours were primarily driven by revisions and delivery delays to specifications and designs by our customer in the third quarter of 2012 causing out-of-sequence work schedules to be used while executing the project. The customer also extended delivery of the first phase of the project as a result of these revisions. On March 7, 2013 we executed change orders with the customer which settled issues raised in a claim for additional costs on this project. Revenue for this claim was recorded in the three-month period ended December 31, 2012.
(b)	We determined the contract receivable balance owed by Bluewater Industries on the Cheviot project as describe in Note 2 would not likely be collected in full and recorded a $14.5 million reserve as of December 31, 2012.
(c)	On April 8, 2011, we received an unfavorable ruling regarding a disputed claim for costs incurred in connection with an April 2008 accident at our Texas facility involving four cranes. As a result, we recognized all recorded amounts as asset impairments in cost of revenue of $7.7 million, of which $5.9 million related to disputed crane rental costs and $1.8 million related to the remaining net book value of one of the cranes involved in the accident that is now deemed a total loss.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2012	2011	2010
Basic:
Numerator:
Net Income (loss)	$(4,091)	$(1,804)	$13,093
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	46	39	160

Net income (loss) attributable to common shareholders	$(4,137)	$(1,843)	$12,933

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,400	14,351	14,318

Basic earnings per share—common shareholders	$(0.29)	$(0.13)	$0.90

Diluted:
Numerator:
Net income	$(4,091)	$(1,804)	$13,093
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	46	39	154

Net income attributable to common shareholders	$(4,137)	$(1,843)	$12,939

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,400	14,351	14,318
Effect of dilutive securities:
Employee stock options	—	—	11

Denominator for dilutive earnings per share-weighted-average shares	14,400	14,351	14,329

Diluted earnings per share—common shareholders	$(0.29)	$(0.13)	$0.90

15. LONG-TERM INCENTIVE PLANS

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2012, there were approximately 560,000 shares in the aggregate remaining available for future issuance under the Plan, the 2002 Plan and the 2011 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. During 2012, 2011 and 2010, the compensation committee did not grant any stock options under the Incentive Plans.

A summary of the Company’s stock option activity as of December 31, 2012, and changes during the year then ended is presented below:

	Options	Exercise Price	Contractual Term	Value ($000)
Outstanding at January 1, 2012	91,800	$19.07
Granted	—	—
Exercised	(15,065)	18.15
Forfeited or expired	(43,835)	18.82

Outstanding at December 31, 2012	32,900	$19.83	1.5	$138

Vested at December 31, 2012	32,900	$19.83	1.5	$138

Exercisable at December 31, 2012	32,900	$19.83	1.5	$138

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $250,000, $133,000, and $58,000, respectively.

Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $17,000, $167,000, and $101,000, respectively. The excess tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $259,000, $146,000 and $124,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

As of December 31, 2012, all compensation costs related to options granted under the Incentive Plans were recognized. All options granted under the Incentive Plans were vested as of December 31, 2009.

Under the Incentive Plans, the compensation committee may award shares of restricted stock to eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to transfer restrictions, forfeit provisions and other terms and conditions subject to the

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted during 2012 vests in annual 20% increments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. On April 26, May 1 and December 7, 2012 the compensation committee granted 1,000, 2,000, and 57,250 shares of restricted stock, respectively, to key employees under the Incentive Plans. The weighted-average grant-date fair value of stock granted during 2012 was $23.53. The compensation committee granted 67,600 shares of restricted stock in 2011 with a weighted-average grant date fair value of $28.43. The compensation committee granted 52,100 shares of restricted stock in 2010 with a weighted-average grant date fair value of $27.09. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2012	203,730	$22.99
Granted	60,250	23.53
Vested	(61,152)	21.29
Forfeited	(59,678)	22.20

Restricted shares at December 31, 2012	143,150	$24.28

As of December 31, 2012, there was $2.7 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 3.8 years. The total fair value of shares vested during the year ended December 31, 2012 was $2.3 million.

Share-based compensation cost that has been charged against income for the Incentive Plans was $1.2 million, $906,000 and $825,000 for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $297,000, $238,000 and $316,000 for 2012, 2011 and 2010, respectively.

16. SUBSEQUENT EVENTS

On March 6, 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable April 1, 2013 to shareholders of record on March 18, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2013.

GULF ISLAND FABRICATION, INC.
(Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2013.

Signature	Title

/S/ KIRK J. MECHE Kirk J. Meche	Chief Executive Officer (Principal Executive Officer)

/S/ ROY F. BREERWOOD, III Roy F. Breerwood, III	Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ JERRY D. DUMAS, SR. Jerry D. Dumas, Sr.	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ JOHN P. LABORDE John P. Laborde	Chairman of the Board

/S/ KEN C. TAMBLYN Ken C. Tamblyn	Director

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip-Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Composite Amended and Restated Articles of Incorporation of the Company (including amendments through March 25, 2009) incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2012.

4.1	Specimen Common Stock Certificate. *

4.2	Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated March 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 26, 2009.

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.7	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.8	Form of Reimbursement Agreement. * †

10.9	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.10	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.11	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

E-1

EXHIBIT NUMBER

10.12	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.13	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.14	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.15	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of February 19, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.16	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008.

10.17	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.18	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.19	Tenth Amendment to the Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2011.

10.20	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 30, 2012.

21.1	Subsidiaries of the Company—The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.

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