Form 10-Q
period 2013-03-31
GULF ISLAND FABRICATION INC
filed 2013-04-29
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 23, 2013 was 14,456,522.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,254	$24,888
Contracts receivable, net	134,191	60,535
Contract retainage	1,467	1,298
Costs and estimated earnings in excess of billings on uncompleted contracts	24,867	26,317
Prepaid subcontractor costs	31,837	33,145
Prepaid expenses and other	3,614	4,457
Inventory	5,120	5,024
Deferred tax assets	11,247	13,039
Income tax receivable	4,796	4,901

Total current assets	229,393	173,604
Property, plant and equipment, net	227,296	229,216
Other assets	675	675

Total assets	$457,364	$403,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,351	$49,485
Billings in excess of costs and estimated earnings on uncompleted contracts	39,419	28,498
Accrued employee costs	5,727	5,340
Accrued expenses	4,165	5,161
Accrued contract losses	1,820	3,790

Total current liabilities	134,482	92,274
Deferred tax liabilities	37,912	37,721
Notes payable, revolver	10,000	—

Total liabilities	182,394	129,995

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,456,522 issued and outstanding at March 31, 2013 and 14,452,660 at December 31, 2012, respectively	9,971	9,956
Additional paid-in capital	92,640	92,512
Retained earnings	172,359	171,032

Total shareholders’ equity	274,970	273,500

Total liabilities and shareholders’ equity	$457,364	$403,495

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$150,422	$113,083
Cost of revenue	143,718	100,415

Gross profit	6,704	12,668
General and administrative expenses	2,355	2,612

Operating income	4,349	10,056

Other income (expense):
Interest expense	(64)	(96)
Interest income	1	248
Other	—	63

	(63)	215

Income before income taxes	4,286	10,271

Income taxes	1,499	3,492

Net income	$2,787	$6,779

Per share data:

Basic earnings per share - common shareholders	$0.19	$0.47

Diluted earnings per share - common shareholders	$0.19	$0.47

Weighted-average shares	14,455	14,381
Effect of dilutive securities: employee stock options	6	27

Adjusted weighted-average shares	14,461	14,408

Cash dividend declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2013	14,452,660	$9,956	$92,512	$171,032	$273,500
Exercise of stock options	—	—	—	—	—
Net income	—	—	—	2,787	2,787
Vesting of restricted stock	3,862	(4)	(38)	—	(42)
Compensation expense restricted stock	—	19	166	—	185
Dividends on common stock	—	—	—	(1,460)	(1,460)

Balance at March 31, 2013	14,456,522	$9,971	$92,640	$172,359	$274,970

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$2,787	$6,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,126	5,650
Deferred income taxes	1,983	3,424
Compensation expense - restricted stock	185	164
Changes in operating assets and liabilities:
Contracts receivable	(73,656)	20,708
Contract retainage	(169)	(1,794)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,450	(7,620)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,921	(26,288)
Accounts payable	33,866	(2,760)
Prepaid subcontractor costs	1,308	—
Prepaid expenses and other assets	843	(457)
Inventory	(96)	538
Accrued employee costs	345	3,637
Accrued expenses	(996)	222
Accrued contract losses	(1,970)	—
Current income taxes	105	1,456

Net cash (used in) provided by operating activities	(16,968)	3,659

Cash flows from investing activities:
Capital expenditures, net	(4,206)	(14,792)

Net cash used in investing activities	(4,206)	(14,792)

Cash flows from financing activities:
Borrowings against notes payable	16,000	—
Payments on notes payable	(6,000)	—
Payments of dividends on common stock	(1,460)	(1,457)

Net cash provided by (used in) financing activities	8,540	(1,457)

Net change in cash and cash equivalents	(12,634)	(12,590)
Cash and cash equivalents at beginning of period	24,888	55,287

Cash and cash equivalents at end of period	$12,254	$42,697

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE - MONTH

PERIODS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as tension leg platforms “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters, towboats, offshore support vessels, dry docks, liftboats, tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable balance at March 31, 2013, $102.6 million, or 76.4%, is with four customers.

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlines the revised payment terms for the contracts receivable balance (the “Balance”) and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater must pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding Balance due on or before March 31, 2013. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment currently located on our facilities. All installments under the Agreement were paid through February 28, 2013. However, the remaining balance of $30.9 million was not paid at March 31, 2013. As of April 1, 2013, the Agreement terminated and the Company has initiated action to enforce its rights under the security agreement. To date, the Company has not sold, licensed, or leased any of the equipment subject to the security agreement to another party.

We recorded a $14.5 million reserve on the Balance as of December 31, 2012. We believe the outstanding Balance, comprised of contracts receivable of $30.9 million less billings in excess of costs and earnings of $2.9 million as of March 31, 2013, and the $14.5 million reserve, is collectible through the disposition of project deliverables and the enforcement of our security interest. We estimated the reserve recorded from selling the underlying assets individually to a willing market participant, including normal ownership risks assumed by the purchaser, and from selling certain components at scrap value. The ultimate portion of the Balance that may be recovered is dependent upon various factors such as market interest in the project deliverables and equipment, which may change in the future. These changes may lead to a revision in the amount reserved against the Balance and the amount ultimately recovered.

NOTE 3 – LINE OF CREDIT

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

At March 31, 2013, $10.0 million was borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $46.8 million, which reduced the unused portion of our revolving line of credit to $23.2 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $242.6 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of March 31, 2013, we were in compliance with all covenants.

NOTE 4 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts using a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular period. Pass-through costs as a percentage of revenue were 56.3% and 35.4% for the three-month periods ended March 31, 2013 and 2012, respectively.

We recorded $31.8 million as of March 31, 2013 and $33.1 million as of December 31, 2012 of prepaid subcontractor costs. These costs primarily represent materials purchased using customer funds, but not installed on one of our major deepwater projects. These prepayments will be recognized as pass-through costs in future periods when installed.

At March 31, 2013, we recorded revenue totaling $4.8 million related to certain change orders on three projects which have been approved as to scope but not price. We expect to resolve these change orders in the second and third quarters of 2013. At March 31, 2012, we recorded revenue totaling $588,000 related to certain change orders on two projects that had been approved as to scope but not price.

NOTE 5 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	March 31, 2013	March 31, 2012
Basic:
Numerator:
Net Income	$2,787	$6,779
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	24	77

Net income attributable to common shareholders	$2,763	$6,702

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,455	14,381

Basic earnings per share - common shareholders	$0.19	$0.47

Diluted:
Numerator:
Net Income	$2,787	$6,779
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	24	77

Net income attributable to common shareholders	$2,763	$6,702

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,455	14,381
Effect of dilutive securities:
Employee stock options	6	27

Denominator for dilutive earnings per share-weighted-average shares	14,461	14,408

Diluted earnings per share - common shareholders	$0.19	$0.47

NOTE 6 – SUBSEQUENT EVENTS

On April 25, 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable May 27, 2013 to shareholders of record on May 13, 2013.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of March 31, 2013, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2013 and 2012, and condensed consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2012, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 29, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the forward-looking statements and investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A. Risk Factors contained in this Quarterly Report on Form 10-Q. Such factors include, among others, the cyclical nature of the oil and gas industry; the timing of new projects, including deepwater projects, and our ability to obtain them; our ability to attract and retain skilled employees at acceptable compensation rates; the dangers inherent in our operations and the limits on insurance coverage; and competitive factors in the marine fabrication and construction industry.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no changes in our evaluation of our critical accounting policies since December 31, 2012.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects for which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. Often, however, management’s estimates are based on preliminary engineering and design specifications by the customer and are refined together with the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change. In addition, all projects currently included in our backlog generally are subject to suspension or termination at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of March 31, 2013, we had a revenue backlog of $453.2 million and a labor backlog of approximately 3.5 million man-hours remaining to work compared to a revenue backlog of $537 million and a labor backlog of 4.4 million man-hours reported as of December 31, 2012, which included projects totaling $230 million and 2 million man-hours awarded in 2013 through March 13, 2013. We exclude suspended projects, including the Bluewater project, from contract backlog because resumption of work and timing of backlog revenues are difficult to predict.

Of our backlog at March 31, 2013,

•	66.8% was for three customers as compared to 66.5% for three customers at December 31, 2012.

•	$364.6 million, or 80.4%, represented projects destined for deepwater locations compared to $393.3 million, or 73.2%, at December 31, 2012.

•	$37.5 million, or 8.3%, represented projects destined for foreign locations compared to $41.9 million, or 7.8%, at December 31, 2012.

Depending on the size of the project, the termination or postponement of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of March 31, 2013, we expect to recognize revenues from our backlog of approximately

•	$311.8 million, or 68.8%, during the remaining nine months of 2013;

•	$135.7 million, or 29.9% during calendar year 2014; and

•	$5.7 million thereafter.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in when we actually recognize revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2013 and into 2014, with awards of deepwater projects throughout 2013 and 2014. Given the current level of deepwater projects, the potential to secure project awards during the remainder of 2013 continues to come primarily from marine related projects, where a steady level of bidding activity remains.

Workforce

As of March 31, 2013, we had approximately 2,080 employees and approximately 408 contract employees, compared to approximately 2,180 employees and approximately 344 contract employees as of December 31, 2012.

Man-hours worked were 1.0 million during the three-month period ended March 31, 2013, compared to 1.2 million for the three-month period ended March 31, 2012. The major factor contributing to this decrease in man-hours worked for the three month period ended March 31, 2013 was the reduction in work requested to be performed on one of our large deepwater projects and the high utilization of subcontract work.

Results of Operations

Our revenue for the three-month periods ended March 31, 2013 and 2012 was $150.4 million and $113.1 million, respectively, an increase of 33.0%.

The main factor for the increase in revenue was the increase in pass-through costs for the period ending March 31, 2013. Pass-through costs as a percentage of revenue were 56.3% for the three-month period ended March 31, 2013, compared to 35.4% for the three-month period ended March 31, 2012. Pass-through costs were a significant portion of revenue for the three-month period ended March 31, 2013 due to the increased amounts of subcontractor services incurred for our two major deepwater projects. Pass-through costs, as described in Note 4 in the Notes to Consolidated Financial Statements, are included in revenue, but have generally little or no impact on our gross margin.

For the three-month periods ended March 31, 2013 and March 31, 2012, gross profit was $6.7 million (4.5% of revenue) and $12.7 million (11.2% of revenue), respectively. The decrease in gross profit was due to $84.7 million in revenue recognized from pass through costs and an additional $28.0 million in revenue recognized from two large deepwater projects, which had little to no gross profit recognized during the quarter ended March 31, 2013. These two large deepwater projects are scheduled for delivery in the third and fourth quarters of 2013. Additionally, $2.9 million of gross profit earned during the quarter ended March 31, 2013, was for a management fee on a project that is on a full pass-through of costs. This project is scheduled for delivery in the second quarter of 2013.

General and administrative expenses were $2.4 million for the three-month period ended March 31, 2013, compared to $2.6 million for the three-month period ended March 31, 2012. As a percentage of revenue, general and administrative expenses for the three-month period ended March 31, 2013 were 1.6%, compared to 2.3% for the three-month period ended March 31, 2012. Factors that contributed to the decrease in general and administrative expenses for the three months ended March 31, 2013 include:

•	Decrease in executive pay and incentives.

•	Decrease in periodic or non-routine technology and maintenance costs.

The above factors were offset by an increase in bank service charges resulting from the issuance of additional letters of credit related to our two major deepwater projects and a reduced cash balance.

The Company had net interest expense of $63,000 for the three-month period ended March 31, 2013, compared to net interest income of $152,000 for the three-month period ended March 31, 2012. The decrease in net interest income for the period ended March 31, 2013 was primarily related to the discontinued accretion of the discount associated with the financing arrangement of a retainage balance that was paid in full on January 30, 2013. In addition, interest expense increased for the three-month period ended March 31, 2013 as a result of borrowings from the revolving line of credit.

The Company had no other income for the three-month period ended March 31, 2013, compared to $63,000 other income for the three-month period ended March 31, 2012. Other income for the period ended March 31, 2012 represents gains on sales of miscellaneous equipment.

Our effective income tax rate for the three-month period ended March 31, 2013 was 35%, compared to an effective tax rate of 34% for the comparable periods of 2012.

Liquidity and Capital Resources

Historically, we have funded our business activities through funds generated from operations. Effective October 29, 2012, we entered into the Eleventh Amendment to the Ninth Amended and Restated Credit Agreement which, among other things, increased our revolving line of credit from $60 million to $80 million and extended the term of our revolver from December 31, 2013 to December 31, 2014. Our revolving line of credit is secured by substantially all our assets. Amounts borrowed under our revolving line of credit bear interest, at our option, at the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolver.

At April 29, 2013, $4.0 million was borrowed under our revolver, and we had outstanding letters of credit totaling $46.8 million, which reduced the unused portion of our revolver to $29.2 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of March 31, 2013, we were in compliance with all covenants. For information on the amount borrowed on the revolver at March 31, 2013 see Note 3 in the Notes to Consolidated Financial Statements.

At March 31, 2013, our cash and cash equivalents totaled $12.3 million, compared to $24.9 million at December 31, 2012. Working capital was $94.9 million and our ratio of current assets to current liabilities was 1.71 to 1.00 at March 31, 2013. Our primary uses of cash during the period were related to capital expenditures and an increase in our net contract position. As of March 31, 2013, our investment in net contract position was $69.6 million compared to $43.3 million as of December 31, 2012, representing an increase of $26.3 million. The increase is due to timing of work performed on several larger contracts compared to scheduled contractual billing terms, and potential cost recoveries negotiated with customers. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials and other amounts prepaid to subcontractors, accounts payable, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall increase in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

For the three-month period ended March 31, 2013, net cash used in operating activities was $17.0 million compared to net cash provided by operating activities of $3.7 million for the three-month period ended March 31, 2012. The overall decrease in cash provided by operations for the three-month period ended March 31, 2013, compared to the three-month period ended March 31, 2012, is mainly due to the change in our net contract position as previously discussed.

Net cash used in investing activities for the three-month period ended March 31, 2013 was $4.2 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $1.1 million on our graving dock at our Texas facility and $1.4 million for dredging purposes for one of our projects at our Texas facility.

We anticipate additional capital expenditures for 2013 to be approximately $13.4 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $1.5 million for dredging the waterways near the bulkhead of our Texas facilities to accommodate larger vessels used in the installation of deepwater projects and $4.5 million for rolling equipment to replace aging rolling equipment at our Texas facility.

Net cash provided by financing activities for the three months ended March 31, 2013 was $8.5 million, compared to net cash used in financing activities of $1.5 million for the three months ended March 31, 2012. This increase in cash provided was caused by borrowings against our revolving line of credit.

We believe our cash and cash equivalents, generated by operating activities, reduction in our investment in net contract position, as previously discussed and funds available under the revolver will be sufficient to fund our capital expenditures, and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended March 31, 2013. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes during the fiscal quarter ended March 31, 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the information included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April, 25 2013, announcing the scheduled time for the release of its 2013 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

GULF ISLAND FABRICATION, INC.

By:	/s/ Kirk J. Meche
Kirk J. Meche Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: April 29, 2013

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 25, 2013, announcing the scheduled time for the release of its 2013 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1