Form 10-Q
period 2013-06-30
GULF ISLAND FABRICATION INC
filed 2013-07-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 30, 2013 was 14,457,593.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,718	$24,888
Contracts receivable, net	73,196	60,535
Contract retainage	1,478	1,298
Costs and estimated earnings in excess of billings on uncompleted contracts	36,882	26,317
Prepaid subcontractor costs	34,972	33,145
Prepaid expenses and other	4,721	4,457
Inventory	5,134	5,024
Deferred tax assets	7,488	13,039
Income tax receivable	4,731	4,901

Total current assets	198,320	173,604
Property, plant and equipment, net	224,251	229,216
Assets held for sale	13,527	—
Other assets	681	675

Total assets	$436,779	$403,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,900	$49,485
Billings in excess of costs and estimated earnings on uncompleted contracts	39,973	28,498
Accrued employee costs	7,569	5,340
Accrued expenses	4,403	5,161
Accrued contract losses	2,508	3,790

Total current liabilities	122,353	92,274
Deferred tax liabilities	36,493	37,721

Total liabilities	158,846	129,995

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,457,593 issued and oustanding at June 30, 2013 and 14,452,660 at December 31, 2012, respectively	9,985	9,956
Additional paid-in capital	92,769	92,512
Retained earnings	175,179	171,032

Total shareholders’ equity	277,933	273,500

Total liabilities and shareholders’ equity	$436,779	$403,495

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$154,575	$137,227	$304,997	$250,310
Cost of revenue	144,898	123,322	288,616	223,737

Gross profit	9,677	13,905	16,381	26,573
General and administrative expenses	2,853	2,582	5,208	5,194

Operating income	6,824	11,323	11,173	21,379

Other income (expense):
Interest expense	(60)	(23)	(124)	(119)
Interest income	—	180	1	428
Other income (expense)	(43)	22	(43)	85

	(103)	179	(166)	394

Income before income taxes	6,721	11,502	11,007	21,773

Income taxes	2,442	3,910	3,941	7,402

Net income	$4,279	$7,592	$7,066	$14,371

Per share data:

Basic earnings per share - common shareholders	$0.30	$0.52	$0.49	$0.99

Diluted earnings per share - common shareholders	$0.30	$0.52	$0.49	$0.99

Weighted-average shares	14,457	14,388	14,456	14,385
Effect of dilutive securities: employee stock options	3	21	3	24

Adjusted weighted-average shares	14,460	14,409	14,459	14,409

Cash dividend declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2013	14,452,660	$9,956	$92,512	$171,032	$273,500
Net income	—	—	—	7,066	7,066
Vesting of restricted stock	4,933	(5)	(50)	—	(55)
Compensation expense restricted stock	—	34	307	—	341
Dividends on common stock	—	—	—	(2,919)	(2,919)

Balance at June 30, 2013	14,457,593	$9,985	$92,769	$175,179	$277,933

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$7,066	$14,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,376	11,433
Deferred income taxes	4,323	5,915
Compensation expense - restricted stock	341	389
Changes in operating assets and liabilities:
Contracts receivable	(29,083)	(8,058)
Contract retainage	(180)	2,193
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,565)	(12,813)
Prepaid subcontractor costs	(1,827)	(7,510)
Prepaid expenses and other assets	(264)	(1,274)
Inventory	(110)	986
Accounts payable	18,415	8,668
Billings in excess of costs and estimated earnings on uncompleted contracts	14,385	(22,146)
Accrued employee costs	2,173	3,917
Accrued expenses	(758)	585
Accrued contract losses	(1,282)	—
Current income taxes	170	(817)

Net cash provided by (used in) operating activities	15,180	(4,161)

Cash flows from investing activities:
Capital expenditures, net	(7,431)	(17,623)

Net cash used in investing activities	(7,431)	(17,623)

Cash flows from financing activities:
Borrowings against line of credit	26,000	—
Payments on line of credit	(26,000)	—
Payments of dividends on common stock	(2,919)	(2,913)

Net cash used in financing activities	(2,919)	(2,913)

Net change in cash and cash equivalents	4,830	(24,697)
Cash and cash equivalents at beginning of period	24,888	55,287

Cash and cash equivalents at end of period	$29,718	$30,590

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE - MONTH AND SIX - MONTH

PERIODS ENDED JUNE 30, 2013 AND 2012

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

Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats, offshore support vessels, dry docks, liftboats, tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Cash flows from operating activities for prepaid subcontractor costs in the consolidated statement of cash flows for the six-months ended June 30, 2012 has been reclassfied to conform to the June 30, 2013 presentation. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies and their contractors. Of our contracts receivable balance at June 30, 2013, $57.7 million, or 78.8%, is with four customers.

NOTE 3 – ASSETS HELD FOR SALE

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlined revised payment terms for the contracts receivable balance. Specifically, Bluewater was required to pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding balance due on or before March 31, 2013. We recorded a $14.5 million reserve on the balance as of December 31, 2012. All installments under the Agreement were paid through February 28, 2013; however, the remaining balance of $30.9 million was not paid at March 31, 2013. We also entered into a separate agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment currently located on our facilities. As of April 1, 2013, the Agreement terminated and we initiated action to enforce our rights under the security agreement.

As a result of the termination of the agreement, the carrying amount of assets and liabilities relating to the project have been classified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of costs and estimated earnings on uncompleted contracts, and assets held for sale as of June 30, 2013.

Assets held for sale are required to be measured at the lower of its carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying on the cost approach primarily, while applying the market approach where comparable sales transaction information was readily available. The estimation of fair value under the cost approach is based on current replacement or reproduction costs of the asset less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors inherent in the individual asset. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based on the limited ability of market pricing information for either identical or similar items.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the asset value is recoverable through the eventual disposition of project deliverables and the enforcement of our security interest. The ultimate recoverability of our investment in the assets is dependent upon various factors such as market interest in the project deliverables and equipment, which may change in the future. These changes may lead to a revision in the recorded amount of assets held for sale and the amount ultimately recovered.

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

At June 30, 2013, no amounts were outstanding under our revolving line of credit, and we had outstanding letters of credit totaling $48.7 million, which reduced the unused portion of our revolving line of credit to $31.3 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $244.8 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of June 30, 2013, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define material, freight, equipment rental and sub-contractor services included in the direct costs of revenue associated with projects as pass-through costs. Since we use the percentage-of-completion accounting method to recognize revenue on construction contracts under a direct labor efforts expended method, pass-through costs have little or no impact in the determination of gross margin for a particular period. Pass-through costs as a percentage of revenue were 53.1% and 42.1% for the three-month periods ended June 30, 2013 and 2012, respectively. Pass-through costs as a percentage of revenue were 54.7% and 39.1% for the six-month periods ended June 30, 2013 and 2012, respectively.

We recorded $35.0 million as of June 30, 2013 and $33.1 million as of December 31, 2012 of prepaid subcontractor costs. These costs primarily represent materials purchased using customer funds, but not installed on one of our major deepwater projects. These prepayments will be recognized as pass-through costs in future periods when installed.

At June 30, 2013, we recorded revenue totaling $1.7 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the third and fourth quarters of 2013. At June 30, 2012, we recorded revenue totaling $2.1 million related to certain change orders on two projects that had been approved as to scope but not price.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Basic:
Numerator:
Net Income	$4,279	$7,592	$7,066	$14,371
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	38	70	61	132

Net income attributable to common shareholders	$4,241	$7,522	$7,005	$14,239

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,457	14,388	14,456	14,385

Basic earnings per share - common shareholders	$0.30	$0.52	$0.49	$0.99

Diluted:
Numerator:
Net Income	$4,279	$7,592	$7,066	$14,371
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	38	70	61	132

Net income attributable to common shareholders	$4,241	$7,522	$7,005	$14,239

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,457	14,388	14,456	14,385
Effect of dilutive securities:
Employee stock options	3	21	3	24

Denominator for dilutive earnings per share-weighted-average shares	14,460	14,409	14,459	14,409

Diluted earnings per share - common shareholders	$0.30	$0.52	$0.49	$0.99

NOTE 7 – SUBSEQUENT EVENTS

On July 25, 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable August 28, 2013 to shareholders of record on August 10, 2013.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of June 30, 2013, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2013 and 2012, and condensed consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gulf Island Fabrication, Inc. as of December 31, 2012, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated March 13, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

New Orleans, Louisiana

July 30, 2013

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

As of June 30, 2013, we had a revenue backlog of $433.8 million and a labor backlog of approximately 3.6 million man-hours remaining to work, including commitments received through July 17, 2013, compared to a revenue backlog of $537.0 million and a labor backlog of 4.4 million man-hours reported as of December 31, 2012, including commitments received through March 13, 2013.

Of our backlog at June 30, 2013,

•	70.7% was for three customers as compared to 66.5% for three customers at December 31, 2012.

•	$358.7 million, or 82.7%, represented projects destined for deepwater locations compared to $393.3 million, or 73.2%, at December 31, 2012.

•	$31.9 million, or 7.4%, represented projects destined for foreign locations compared to $41.9 million, or 7.8%, at December 31, 2012.

Depending on the size of the project, the termination or postponement of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of June 30, 2013, we expect to recognize revenues from our backlog of approximately

•	$267.4 million, or 61.6%, during the remaining six months of 2013,

•	$124.6 million, or 28.7% during calendar year 2014, and

•	$41.8 million, or 9.7% thereafter.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in when we actually recognize revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2013 and into 2014. Bidding activity for marine related projects continues to remain steady.

Workforce

As of June 30, 2013, we had approximately 2,034 employees and approximately 548 contract employees, compared to approximately 2,180 employees and approximately 344 contract employees as of December 31, 2012.

Man-hours worked were 1.1 million during the three-month period ended June 30, 2013, compared to 1.3 million for the three-month period ended June 30, 2012. The major factor contributing to the decrease in man-hours worked for the three-month period ended June 30, 2013 was a higher utilization of subcontract work as compared to the three-month period ended June 30, 2012.

Man-hours worked were 2.1 million during the six-month period ended June 30, 2013, compared to 2.5 million for the six-month period ended June 30, 2012. The major factor contributing to the decrease in man-hours worked for the six-month period ended June 30, 2013 was the reduction in work requested to be performed on one of our larger deepwater projects and a higher utilization of subcontract work as compared to the six-month period ended June 30, 2012.

Results of Operations

Our revenue for the three-month periods ended June 30, 2013 and 2012 was $154.6 million and $137.2 million, respectively, an increase of 14.4%. Our revenue for the six-month periods ended June 30, 2013 and 2012 was $305.0 million and $250.3 million, respectively, an increase of 21.8%.

The increase in revenue for the three and six-month periods ended June 30, 2013 is primarily attributable to change orders that were approved during the quarter and included in contract revenue, and to a lesser degree an increase in pass-through costs for the respective periods. Pass-through costs as a percentage of revenue were 53.1% for the three-month period ended June 30, 2013, compared to 42.1% for the three-month period ended June 30, 2012. Pass-through costs as a percentage of revenue were 54.7% for the six-month period ended June 30, 2013, compared to 39.1% for the six-month period ended June 30, 2012. Pass-through costs were a significant portion of revenue for the three-month and six-month period ended June 30, 2013 due to the increased amounts of subcontractor services incurred for our two major deepwater projects. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have generally little or no impact on our gross margin.

For the three-month periods ended June 30, 2013 and 2012, gross profit was $9.7 million (6.3% of revenue) and $13.9 million (10.1% of revenue), respectively. The decrease in gross profit was primarily due to losses of $11.0 million recognized during the three months ended June 30, 2013, associated with a large deepwater project, scheduled for delivery in the first quarter of 2014. To a lesser extent, gross profit was impacted by the higher level of pass-through costs for the three-month period ended June 30, 2013, relative to the comparable period in 2012. For the three months ended June 30, 2013, we recognized $82.1 million in revenue from pass-through costs, compared to $57.8 million for the three months ended June 30, 2012.

For the six-month periods ended June 30, 2013 and 2012, gross profit was $16.4 million (5.4% of revenue) and $26.6 million (10.6% of revenue), respectively. The decrease in gross profit was primarily due to losses associated with a large deepwater project, as described above, and to a lesser extent, the higher level of pass-through costs for the six-month period ended June 30, 2013, relative to the comparable period in 2012. For the six-months ended June 30, 2013, we recognized $166.9 million in revenue from pass-through costs, compared to $97.9 million for the six months ended June 30, 2012.

General and administrative expenses were $2.9 million and $5.2 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $2.6 million and $5.2 million for the three-month and six-month periods ended June 30, 2012, respectively. As a percentage of revenue, general and administrative expenses for the three-month and six-month periods ended June 30, 2013 were 1.8% and 1.7%, respectively, compared to 1.9% and 2.1% for the three-month and six-month periods ended June 30, 2012, respectively.

The Company had net interest expense of $60,000 and $123,000 for the three-month and six-month periods ended June 30, 2013, respectively, compared to net interest income of $157,000 and $309,000 for the three-month and six-month periods ended June 30, 2012, respectively. The increase in net interest expense for the three- and six-month periods ended June 30, 2013 was primarily related to the Company’s higher level of cash available for temporary investment for the comparable periods in 2012 relative to 2013. In addition, interest expense increased for the six-month period ended June 30, 2013 as a result of increased borrowings on the line of credit during the first six months of 2013.

The Company had $43,000 of other expense for the three-month and six-month periods ended June 30, 2013, compared to $22,000 and $85,000 in other income for the three-month and six-month periods ended June 30, 2012, respectively. Other income (expense) for the periods ended June 30, 2013 and 2012 primarily represents gains or losses on sales of property, plant, and equipment.

Our effective income tax rate for the three-month and six-month periods ended June 30, 2013 was 36.3% and 35.8%, respectively, compared to an effective tax rate of 34.0% for the comparable periods of 2012.

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

At July 30, 2013, no amounts were borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $48.7 million, which reduced the unused portion of our revolver to $31.3 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement of $244.8 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of June 30, 2013, we were in compliance with all covenants. For information on the amount borrowed on the revolver at June 30, 2013 see Note 4 in the Notes to Consolidated Financial Statements.

At June 30, 2013, our cash and cash equivalents totaled $29.7 million, compared to $24.9 million at December 31, 2012. Working capital was $76.0 million and our ratio of current assets to current liabilities was 1.62 to 1.00 at June 30, 2013. Our primary use of cash during the period was related to capital expenditures. As of June 30, 2013, our investment in net contract position was $38.7 million compared to $43.3 million as of December 31, 2012, representing a decrease of $4.6 million, net of a non-cash reclassification of $13.5 million to assets held for sale, as further described in Note 3 in the Notes to Consolidated Financial Statements. The change is due to timing of work performed on several larger contracts compared to scheduled contractual billing terms, and potential cost recoveries negotiated with customers. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials and other amounts prepaid to subcontractors, accounts payable, accrued contract losses, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall decrease in these contract related accounts represents a relative increase in cash on hand for working capital needs and a decrease in cash utilized by contracts in progress.

For the six-month period ended June 30, 2013, net cash provided by operating activities was $15.2 million compared to net cash used in operating activities of $4.2 million for the six-month period ended June 30, 2012. The overall increase in cash provided by operations for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012, is primarily due to the change in our net contract position, including the non-cash reclassification referred to above.

Net cash used in investing activities for the six-month period ended June 30, 2013 was $7.4 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including an additional $1.1 million on ground preparation at our Texas facility and $1.2 million for dredging purposes for one of our projects at our Texas facility.

We anticipate additional capital expenditures for 2013 to be approximately $11.0 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $5.8 of maintenance capital expenditures, $3.6 million for rolling equipment to replace aging rolling equipment at our Texas facility and $1.0 million for improvements to the graving dock at our Texas facility.

Net cash used in financing activities for the six-months ended June 30, 2013 and 2012 was $2.9 million, respectively.

We believe our cash and cash equivalents, generated by operating activities, reduction in our investment in net contract position, as previously discussed, and funds available under the revolver will be sufficient to fund our capital expenditures, and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit.

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

There has been no material changes in the Company’s market risks during the quarter ended June 30, 2013. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have been no changes during the fiscal quarter ended June 30, 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Change of Control Agreement between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 14, 2013.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2013, announcing the scheduled time for the release of its 2013 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Jeffrey Favret
Jeffrey Favret Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: July 30, 2013

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Change of Control Agreement between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed May 14, 2013.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 15, 2013, announcing the scheduled time for the release of its 2013 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1