Form 10-Q
period 2013-09-30
GULF ISLAND FABRICATION INC
filed 2013-10-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-34279

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

LOUISIANA	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16225 PARK TEN PLACE, SUITE 280
HOUSTON, TEXAS	77084
(Address of principal executive offices)	(Zip Code)

567 THOMPSON ROAD, HOUMA, LOUISIANA (Former Address)	70363

(713) 714-6100

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 30, 2013 was 14,471,264.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,791	$24,888
Contracts receivable, net	75,130	60,535
Contract retainage	95	1,298
Costs and estimated earnings in excess of billings on uncompleted contracts	71,789	26,317
Prepaid subcontractor costs	—	33,145
Prepaid expenses and other	3,616	4,457
Inventory	5,135	5,024
Deferred tax assets	7,400	13,039
Income tax receivable	4,040	4,901

Total current assets	188,996	173,604
Property, plant and equipment, net	222,970	229,216
Assets held for sale	13,527	—
Other assets	683	675

Total assets	$426,176	$403,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,917	$49,485
Billings in excess of costs and estimated earnings on uncompleted contracts	42,299	28,498
Accrued employee costs	7,818	5,340
Accrued expenses	4,298	5,161
Accrued contract losses	1,538	3,790

Total current liabilities	108,870	92,274
Deferred tax liabilities	37,483	37,721

Total liabilities	146,353	129,995

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,464,664 issued and outstanding at September 30, 2013 and 14,452,660 at December 31, 2012, respectively	9,992	9,956
Additional paid-in capital	92,836	92,512
Retained earnings	176,995	171,032

Total shareholders’ equity	279,823	273,500

Total liabilities and shareholders’ equity	$426,176	$403,495

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$168,191	$141,793	$473,188	$392,103
Cost of revenue	159,136	155,172	447,752	378,909

Gross profit (loss)	9,055	(13,379)	25,436	13,194
General and administrative expenses	3,749	1,983	8,957	7,177

Operating income (loss)	5,306	(15,362)	16,479	6,017

Other income (expense):
Interest expense	(43)	(19)	(167)	(138)
Interest income	2	113	3	541
Other income (expense)	(15)	54	(58)	139

	(56)	148	(222)	542

Income (loss) before income taxes	5,250	(15,214)	16,257	6,559

Income taxes	1,974	(4,842)	5,915	2,560

Net income (loss)	$3,276	$(10,372)	$10,342	$3,999

Per share data:

Basic earnings (loss) per share - common shareholders	$0.23	$(0.72)	$0.72	$0.28

Diluted earnings (loss) per share - common shareholders	$0.23	$(0.72)	$0.72	$0.28

Weighted-average shares	14,462	14,408	14,458	14,393
Effect of dilutive securities: employee stock options	6	—	5	24

Adjusted weighted-average shares	14,468	14,408	14,463	14,417

Cash dividend declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2013	14,452,660	$9,956	$92,512	$171,032	$273,500
Exercise of stock options	300	1	5	—	6
Net income	—	—	—	10,342	10,342
Vesting of restricted stock	11,704	(12)	(113)	—	(125)
Compensation expense restricted stock	—	47	432	—	479
Dividends on common stock	—	—	—	(4,379)	(4,379)

Balance at September 30, 2013	14,464,664	$9,992	$92,836	$176,995	$279,823

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$10,342	$3,999
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt	794	—
Depreciation	18,746	17,415
Deferred income taxes	5,401	1,721
Compensation expense - restricted stock	479	594
Excess tax benefit from share-based payment arrangements	—	(3)
Changes in operating assets and liabilities:
Contracts receivable	(31,811)	(19,312)
Contract retainage	1,203	3,169
Costs and estimated earnings in excess of billings on uncompleted contracts	(45,472)	(3,770)
Prepaid subcontractor costs	33,145	(16,385)
Prepaid expenses and other assets	841	(1,894)
Inventory	(111)	947
Accounts payable	3,432	38,422
Billings in excess of costs and estimated earnings on uncompleted contracts	16,711	(35,482)
Accrued employee costs	2,353	3,135
Accrued expenses	(864)	1,702
Accrued contract losses	(2,251)	9,484
Current income taxes	861	(1,467)

Net cash provided by (used in) operating activities	13,799	2,275

Cash flows from investing activities:
Capital expenditures, net	(12,523)	(26,849)

Net cash used in investing activities	(12,523)	(26,849)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	18
Excess tax benefit from share-based payment arrangements	—	3
Borrowings against line of credit	32,000	—
Payments on line of credit	(32,000)	—
Payments of dividends on common stock	(4,379)	(4,368)

Net cash used in financing activities	(4,373)	(4,347)

Net change in cash and cash equivalents	(3,097)	(28,921)
Cash and cash equivalents at beginning of period	24,888	55,287

Cash and cash equivalents at end of period	$21,791	$26,366

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE - MONTH AND NINE - MONTH

PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures. The Company’s principal corporate office is located in Houston, Texas, with five major subsidiaries located in Houma, Louisiana and another major subsidiary located in San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Cash flows from operating activities for prepaid subcontractor costs in the consolidated statement of cash flows for the nine-months ended September 30, 2012 has been reclassified to conform to the December 31, 2012 and September 30, 2013 presentations. Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at September 30, 2013, $54.5 million, or 72.3%, is with three customers. Projects for these three customers consist of a deepwater hull and deck for one customer, two separate deepwater deck facilities for another customer, and jacket, piles, deck and piping destined for the West African continental shelf for a third customer.

During the three month period ended September 30, 2013, the Company included a reserve for bad debt in the amount of $0.8 million in connection with a vessel upgrade and outfitting project.

NOTE 3 – ASSETS HELD FOR SALE

On July 13, 2012, we received notice from our customer, Bluewater Industries (“Bluewater”), requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s (“ATP UK’s”) Cheviot project ordered pursuant to a master service contract between Bluewater and the Company (the “Contract”), and (ii) an amendment to the scheduled payment terms under the Contract. On August 16, 2012, we entered into a binding agreement (the “Agreement”) with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the Contract and suspend the project. Among other things, the Agreement outlined revised payment terms for the receivable balance. Specifically, Bluewater was required to pay $200,000 on or before the last day of each calendar month until February 28, 2013, with the remaining outstanding balance due on or before March 31, 2013. We recorded a $14.5 million reserve on the balance as of December 31, 2012. All installments under the Agreement were paid through February 28, 2013; however, the remaining balance of $30.9 million was not paid at March 31, 2013. We also entered into a separate agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment currently located on our facilities. As of April 1, 2013, the Agreement terminated and we initiated action to enforce our rights under the security agreement.

As of June 30, 2013, the carrying amount of assets and liabilities relating to the project were reclassified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of costs and estimated earnings on uncompleted contracts, and assets held for sale.

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of September 30, 2013, management estimates that the fair value of these assets held for sale was $13.5 million.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual disposition of project deliverables and the enforcement of our security interest in Bluewater’s equipment. However, the ultimate amount we are able to recover for these assets is dependent upon various factors such as our ability to enforce our security interest over all of the deliverables and equipment, as well as market interest in the project deliverables and equipment, which may change in the future. Changes in these factors may result in a revision to the recorded fair value amount of assets held for sale and the amount ultimately recovered.

NOTE 4 – LINE OF CREDIT

The Company has a Credit Agreement (as amended, the “Credit Agreement”) with Whitney Bank and JPMorgan Chase Bank, N.A. that provides the Company with an $80 million revolving credit facility. The Credit Agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit. The credit facility matures on December 31, 2014.

Our revolving line of credit is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

On September 12, 2013, we entered into the Twelfth Amendment to the Ninth Amended and Restated Credit Agreement under which two new guarantors, both of which are subsidiaries of the Company, agreed to guaranty the Company’s obligations under the credit facility, and grant a security interest over certain collateral to secure such obligations. The amendment also releases any liens in favor of the lenders affecting real property of the Company and its subsidiaries located in the state of Louisiana, and grants the lenders a security interest in all of the accounts of the Company and its subsidiaries. Further, the Company agreed to cause all subsidiaries subsequently formed or acquired, subject to certain exceptions, to execute both a guaranty and a security agreement with respect to The Company’s obligations under the Credit Facility.

At September 30, 2013, no amounts were outstanding under our revolving line of credit, and we had outstanding letters of credit totaling $48.7 million, which reduced the unused portion of our revolving credit facility to $31.3 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $246.4 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of September 30, 2013, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects.

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus pass-through costs incurred on the contract during the period. Consequently, pass-through costs have little or no impact in the determination of gross margin for a particular period.

Pass-through costs as a percentage of revenue were 59.4% and 58.2% for the three-month periods ended September 30, 2013 and 2012, respectively. Pass-through costs as a percentage of revenue were 57.1% and 46.0% for the nine-month periods ended September 30, 2013 and 2012, respectively.

There were no prepaid subcontract costs as of September 30, 2013 and $33.1 million as of December 31, 2012. These costs represent uninstalled materials purchased using customer funds, and are recognized as pass-through costs in the periods the materials are installed.

Costs and estimated earnings in excess of billings on uncompleted contracts include unbilled costs of $66.1 million to three major customers. Billings in excess of costs and estimated earnings include advances of $34.9 million from five major customers.

At September 30, 2013, we recorded revenue totaling $3.9 million related to certain change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders in the fourth quarter of 2013. At September 30, 2012, we recorded revenue totaling $1.7 million related to certain change orders on two projects that had been approved as to scope but not price.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic:
Numerator:
Net income (loss)	$3,276	$(10,372)	$10,342	$3,999
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	29	—	92	34

Net income (loss) attributable to common shareholders	$3,247	$(10,372)	$10,250	$3,965

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,462	14,408	14,458	14,393

Basic earnings (loss) per share - common shareholders	$0.23	$(0.72)	$0.72	$0.28

Diluted:
Numerator:
Net Income (loss)	$3,276	$(10,372)	$10,342	$3,999
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	29	—	92	34

Net income (loss) attributable to common shareholders	$3,247	$(10,372)	$10,250	$3,965

Denominator:
Denominator for basic earnings (loss) per share-weighted-average shares	14,462	14,408	14,458	14,393
Effect of dilutive securities:
Employee stock options	6	—	5	24

Denominator for dilutive earnings per share-weighted-average shares	14,468	14,408	14,463	14,417

Diluted earnings (loss) per share - common shareholders	$0.23	$(0.72)	$0.72	$0.28

NOTE 7 – SUBSEQUENT EVENTS

On October 25, 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable November 27, 2013 to shareholders of record on November 12, 2013.

Report of Independent Registered

Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have reviewed the condensed consolidated balance sheet of Gulf Island Fabrication, Inc. as of September 30, 2013, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2013 and 2012, and condensed consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2013. These financial statements are the responsibility of the Company’s management.

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

October 30, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in such forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012. Such factors include, among others, the cyclical nature of the oil and gas industry; the timing of new projects, including deepwater projects, and our ability to obtain them; our ability to attract and retain skilled employees at acceptable compensation rates; the dangers inherent in our operations and the limits on insurance coverage; and competitive factors in the fabrication and construction industry.

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

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to projects for which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. However, management’s estimates are often based on preliminary engineering and design specifications by the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change.

All projects currently included in our backlog generally are subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination and, in some instances, cancellation fees. In addition, customers have the ability to delay the execution of projects.

As of September 30, 2013, we had a revenue backlog of $342.5 million and a labor backlog of approximately 3.0 million man-hours remaining to work, including commitments received through October 11, 2013, compared to a revenue backlog of

$537.0 million and a labor backlog of 4.4 million man-hours reported as of December 31, 2012, including commitments received through March 13, 2013.

Of our backlog at September 30, 2013,

•	73.5% was for three customers compared to 66.5% for three customers at December 31, 2012.

•	$222.1 million, or 64.9%, represented projects destined for deepwater locations compared to $393.3 million, or 73.2%, at December 31, 2012.

•	$36.5 million, or 10.7%, represented projects destined for foreign locations compared to $41.9 million, or 7.8%, at December 31, 2012.

Projects for our three largest customers consist of a jacket and deck for a deepwater Gulf of Mexico project for one customer, which commenced in the second and third quarters of 2013, two 214 foot Offshore Supply Vessels (OSV) for a second customer, which commence in the first quarter of 2013, and jacket, piles, deck and piping destined for the West African continental shelf for a third customer, which commenced in the first quarter of 2013. The deepwater project is scheduled to be completed during the first quarter of 2014; the first OSV is expected to ship during the second quarter of 2014; the second OSV is expected to ship during the fourth quarter of 2014; and the West African project is scheduled for delivery during the second quarter of 2014.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of September 30, 2013, we expect to recognize revenue from our backlog of approximately

•	$126.1 million, or 36.8%, during the remaining three months of 2013,

•	$172.8 million, or 50.5% during calendar year 2014, and

•	$43.6 million, or 12.7% thereafter.

During the quarter ended September 30, 2013, we entered into discussions with a large deepwater customer concerning our customer’s request for a reduction in scope to the project, whereby remaining completion and integration work would be performed at the integration site by a different integration contractor. We transferred the project deliverables to the integration contractor’s site and remain in discussion with our customer regarding the terms of a change order reflecting the reduction in the scope of work and other contractual matters. At September 30, 2013, as a result of these ongoing discussions we removed from backlog estimated revenue of $25.5 million and estimated labor hours of 271,000 hours representing our previous estimate of remaining work to complete the project.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the last quarter of 2013 and into 2014 with a higher level of bidding activity in the second half of 2014. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase over the next two quarters.

Workforce

As of September 30, 2013, we had approximately 1,909 employees and approximately 438 contract employees, compared to approximately 2,180 employees and approximately 344 contract employees as of December 31, 2012.

Man-hours worked were 975,000 during the three-month period ended September 30, 2013, compared to 1.2 million for the three-month period ended September 30, 2012. The major factors contributing to the decrease in man-hours worked for the three-month period ended September 30, 2013 was the reduction in integration work on a deepwater project requested to be performed by one of our customers and a higher utilization of subcontract work as compared to the three-month period ended September 30, 2012.

Man-hours worked were 3.1 million during the nine-month period ended September 30, 2013, compared to 3.7 million for the nine-month period ended September 30, 2012. The decrease in man-hours worked for the nine-month period ended September 30, 2013 relative to the comparable period 2012 was primarily attributable to the scheduled transport of a large deepwater project to a separate integration facility for lifting and setting procedures during the third quarter of 2013, and a higher utilization of subcontract work as compared to the nine-month period ended September 30, 2012.

Results of Operations

Our revenue for the three-month periods ended September 30, 2013 and 2012 was $168.2 million and $141.8 million, respectively, an increase of 18.6%. Our revenue for the nine-month periods ended September 30, 2013 and 2012 was $473.2 million and $392.1 million, respectively, an increase of 20.7%.

The increase in revenue for the three- and nine-month periods ended September 30, 2013 is primarily attributable to revenue recognized for change orders related to hull and topside projects for a large deepwater customer approved in the second quarter of 2013. Pass-through costs also contributed to the increase in revenue for the three- and nine-month periods ended September 30, 2013 compared to 2012. Pass-through costs as a percentage of revenue was 59.4% and 57.1%, respectively for the three- and nine-month periods ended September 30, 2013, compared to 58.2% and 46.0%, respectively for the three- and nine-month periods ending September 30, 2012. Pass-through costs increased primarily due to increased amounts of subcontractor services incurred for two major deepwater projects in 2013 including subcontractor services for a large deepwater customer for which we have entered into discussions to reduce the scope of work, as further discussed above. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have generally little or no impact on the timing of recognition of gross margin for any given period.

For the three-month periods ended September 30, 2013 and 2012, gross profit (loss) was $9.1 million (5.4% of revenue) and $(13.4) million, respectively. The increase in gross profit was primarily due to revenue recognized during the three months ended September 30, 2013 for change orders related to hull and topside projects for a large deepwater customer, compared to losses of $9.5 million recognized during the three months ended September 30, 2012 associated with a separate large deepwater project.

For the nine-month periods ended September 30, 2013 and 2012, gross profit was $25.4 million (5.4% of revenue) and $13.2 million (3.4% of revenue), respectively. The increase in gross profit was primarily due to revenue recognized during the three months ended September 30, 2013 for change orders related to hull and topside projects for a large deepwater customer, as compared to losses of $9.5 million recognized during the three months ended September 30, 2012 associated with a separate large deepwater project.

Gross profit as a percentage of revenue for the three- and nine- months ended September 30, 2013 was negatively impacted by the higher level of pass-through costs, relative to the comparable periods in 2012, as further described in Note 5 in the Notes to Consolidated Financial Statements.

General and administrative expenses were $3.7 million and $9.0 million for the three- and nine-month periods ended September 30, 2013, respectively, compared to $2.0 million and $7.2 million for the three- and nine-month periods ended September 30, 2012, respectively. As a percentage of revenue, general and administrative expenses for the three- and nine-month periods ended September 30, 2013 were 2.2% and 1.9%, respectively, compared to 1.4% and 1.8% for the three- and nine-month periods ended September 30, 2012, respectively. General and administrative expenses for the third quarter 2013 included a reserve for bad debt in the amount of $0.8 million for a vessel upgrade and outfitting project and $0.4 million related to the relocation of our corporate office to Houston, Texas.

The Company had net interest expense of $41,000 and $164,000 for the three- and nine-month periods ended September 30, 2013, respectively, compared to net interest income of $94,000 and $403,000 for the three- and nine-month periods ended September 30, 2012, respectively. The increase in net interest expense for the three- and nine-month periods ended September 30, 2013 was primarily related to the recognition of interest income in the comparable 2012 periods associated with a financing arrangement with a customer for the collection of an $11.0 million retainage balance on a completed contract. In addition, interest expense increased for the nine-month period ended September 30, 2013 as a result of increased borrowings on the line of credit during the first nine months of 2013.

The Company had $15,000 and $58,000 of other expense for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $54,000 and $139,000 in other income for the three- and nine-month periods ended September 30, 2012, respectively. Other income (expense) for the periods ended September 30, 2013 and 2012 primarily represents gains or losses on sales of property, plant, and equipment.

Our effective income tax rate for the three-month and nine-month periods ended September 30, 2013 was 37.6% and 36.4%, compared to an effective tax rate of 31.8% and 39% for the comparable periods of 2012, respectively. The increase in the effective tax rate for the three-month period is due to a decrease in our estimated Federal qualified production activities income deduction. The decrease in the estimated Federal qualified production activities income deduction was related to the reduction of income at our Texas facility due to losses associated with one of our major deepwater projects. The decline in the effective tax rate for the nine-month period is due to a decrease in Louisiana state income tax apportionment.

Liquidity and Capital Resources

Historically, we have funded our business activities through cash generated from operations.

The Company has a Credit Agreement (as amended, the “Credit Agreement”) with Whitney Bank and JPMorgan Chase Bank, N.A. that provides the Company with an $80 million revolving credit facility. The Credit Agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit. The credit facility matures on December 31, 2014. Our revolving line of credit is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

On September 12, 2013, we entered into the Twelfth Amendment to Ninth Amended and Restated Credit Agreement under which two new guarantors, both of which are subsidiaries of the Company, agreed to guaranty the Company’s obligations under the credit facility, and grant a security interest over certain collateral to secure such obligations. The amendment also releases any liens in favor of the lenders affecting real property of the Company, and its subsidiaries located in the state of Louisiana, and grants the lenders a security interest in all of the accounts of the Company and its subsidiaries. Further, the Company agreed to cause all subsidiaries subsequently formed or acquired, subject to certain exceptions, to execute both a guaranty and a security agreement with respect to Gulf Island’s obligations under the Credit Facility.

At October 30, 2013, $5.0 million was borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $48.7 million, which reduced the unused portion of our revolver to $26.3 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a minimum net worth requirement of $246.4 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of September 30, 2013, we were in compliance with all covenants, and had no amounts outstanding under our revolver.

During the quarter ended September 30, 2013, we entered into discussions with one of our customers concerning our customer’s request for a reduction in scope to a topside module deepwater project, whereby remaining completion and integration work would be performed by the third-party integration contractor at its site. As a result of these ongoing discussions, we removed our estimate of revenue and labor hours in backlog of $25.5 million and 271,000 hours, respectively. Management remains in discussion with this customer regarding the terms of a change order reflecting the reduction in work, and continues to evaluate the impact of the scope reduction. Based on our initial assessment, we have not increased our loss reserve for the quarter ended September 30, 2013; however, because of the overall complexity of the project and the fact that we are in early stages of negotiations with the customer, continuing discussions could result in further reductions to our estimate of revenue, which could impact gross profit for future periods. We anticipate the current estimated reduction in scope to have some impact on total labor hours incurred for the fourth quarter, 2013; however, we believe we have largely mitigated the potential impact of the scope reduction by effectively redirecting a portion of our labor force to other projects.

At September 30, 2013, our cash and cash equivalents totaled $21.8 million, compared to $24.9 million at December 31, 2012. Working capital was $80.1 million and our ratio of current assets to current liabilities was 1.74 to 1.00 at September 30, 2013. Our primary use of cash during the period was related to capital expenditures. As of September 30, 2013, our investment in net contract position was $51.8 million, of which 96.6% was comprised of three major customers compared to $43.3 million as of December 31, 2012, of which 63.3% was comprised of four major customers. This change represents an increase of $8.5 million, net of a non-cash reclassification of the carrying amount of certain assets and liabilities relating to the Cheviot Project to assets held for sale, as further described in Note 3 in the Notes to Consolidated Financial Statements. We define net contract position as contracts receivable, contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts, materials and other amounts prepaid to subcontractors, accounts payable, accrued contract losses, and billings in excess of costs and estimated earnings on uncompleted contracts. An overall increase in these contract related accounts represents a relative decrease in cash on hand for working capital needs and an increase in cash utilized by contracts in progress.

The change in investment in net contract position is primarily due to delays in our ability to invoice and collect payment of amounts related to two large deepwater projects. We were able to resolve certain outstanding matters and expect to receive the remaining balance in the fourth quarter 2013 from one of these deepwater customers. We continue to negotiate revised contractual billing terms and potential cost recoveries with the other deepwater customer related to a reduction in scope of the project as further described above. We do not expect our customer to make any additional payments related to this project until a change order reflecting the reduction in scope of work is executed.

For the nine-month period ended September 30, 2013 and September 30, 2012, net cash provided by operating activities was $13.8 million and $2.3 million, respectively. The overall increase in cash provided by operations for the nine-month period ended September 30, 2013, compared to the nine-month period ended September 30, 2012, is primarily due to a successful negotiation of contract terms related to one large deepwater customer, partially offset by an inability to invoice and collect payment of amounts from one of our other deepwater customers as further discussed above. Subsequent to September 30, 2013, we collected $42.7 million of contracts receivable and we billed an additional $15.4 million of costs and estimated earnings in excess of billings.

Net cash used in investing activities for the nine-month period ended September 30, 2013 was $12.5 million, mainly related to capital expenditures for equipment and improvements to our production facilities, including the following amounts related to our Texas facility: an additional $1.1 million for ground preparation, $2.6 million for dredging activities, and $3.3 million for improvements to our graving dock.

We have additional approved capital expenditures for 2013 of approximately $26.7 million of which, $11.0 is anticipated to be expended in the fourth quarter of 2013 and the remainder in 2014. Included in anticipated expenditures for 2013 is the purchase of equipment and additional yard and facility infrastructure improvements, including $3.6 of maintenance capital expenditures, $3.6 million for rolling equipment to replace aging rolling equipment at our Texas facility and $1.7 million, net, for a replacement aircraft.

Net cash used in financing activities for the nine-months ended September 30, 2013 and 2012 was $4.4 million and $4.3 million, respectively.

We believe our cash and cash equivalents, generated by operating activities, our investment in net contract position, as previously discussed, and funds available under the revolver will be sufficient to fund our capital expenditures, and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended September 30, 2013. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

There have been no changes during the fiscal quarter ended September 30, 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Twelfth Amendment to the Ninth Amended and Restated Credit Agreement dated and effective September 12, 2013, by and among the Company, the subsidiary guarantors, Whitney Bank, and JPMorgan Chase Bank N.A. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2013.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 25, 2013, announcing the scheduled time for the release of its 2013 third quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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
Jeffrey Favret Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Date: October 30, 2013

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Twelfth Amendment to the Ninth Amended and Restated Credit Agreement dated and effective September 12, 2013, by and among the Company, the subsidiary guarantors, Whitney Bank, and JPMorgan Chase Bank N.A. incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 13, 2013.

15.1	Letter regarding unaudited interim financial information.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 25, 2013, announcing the scheduled time for the release of its 2013 third quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(vi) Consolidated Balance Sheets,
(vii) Consolidated Statements of Income,
(viii) Consolidated Statement of Changes in Shareholders’ Equity,
(ix) Consolidated Statements of Cash Flows and
(x) Notes to Consolidated Financial Statements.

E-1