Form 10-K
period 2013-12-31
GULF ISLAND FABRICATION INC
filed 2014-03-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-34279

GULF ISLAND FABRICATION, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16225 Park Ten Place, Suite 280 Houston, Texas	77084
(Address of principal executive offices)	(Zip code)

(713) 714-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 28, 2013 was approximately $254,989,393.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 7, 2014 was 14,497,908.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2014 Annual Meeting of Shareholders to be held April 24, 2014 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2013

i

Forward-Looking Information

Certain statements included in this report and in oral statements made from time to time by management of the Company that are not statements of historical fact are forward-looking statements. In this report, forward-looking statements are included primarily in the sections entitled “Business and Properties,” “Legal Proceedings,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “expect,” “believe,” “anticipate,” “project,” “plan,” “estimate,” “predict” and similar expressions often identify forward-looking statements. All such statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in the statements and investors are cautioned not to place undue reliance upon them. Important factors that may cause our actual results to differ materially from expectations or projections include those described in the section titled “Risk Factors.” Forward-looking statements speak only as to the date of this report, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events or circumstances.

PART I

Items 1 and 2. Business and Properties

Certain technical terms are defined in the “Glossary of Certain Technical Terms” beginning on page G-1.

General

We are a leading fabricator of offshore drilling and production platforms, hull and deck sections of floating production platforms and other specialized structures. The company was incorporated in 1985 by a group of investors, including Alden J. “Doc” Laborde, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma facilities are located on 663 acres, of which 316 are currently developed for fabrication activities with 347 acres available for future expansion. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators, L.P. (“Gulf Marine”) located on 372 acres in San Patricio County, Texas. In October 2013, we moved our Corporate Headquarters to Houston, Texas.

Gulf Island Fabrication, Inc. (“Gulf Island,” “we,” “our” or the “Company”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine (both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (which performs marine fabrication and construction services), Dolphin Services, L.L.C. (which performs offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (which sells steel plate and other steel products) and Gulf Island Resources, L.L.C. (which hires laborers with similar rates and terms as those provided by contract labor service companies).

Web site and Electronic Posting Disclosures

Our web site address is www.gulfisland.com. We make available on or through our web site, without charge, on the day such material is filed with the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s web site address is www.sec.gov. Our web site and the information contained therein or connected thereto are not intended to be incorporated into this report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms and other specialized structures, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, various production, compressor, and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration and load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, we fabricate towboats, barges, lift boats, dry docks, offshore support vessels, other marine vessels, and mid-body sections for offshore supply vessels. We also fabricate multiple processing modules installed in petro-chemical plants. Our dry dock has the capacity to lift 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities. We currently provide our customers with what we believe to be the largest group of fabrication facilities serving the Gulf of Mexico market.

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

We fabricate the structural components of fixed platforms. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas reserves, although recently there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters. Most fixed platforms built today can accommodate both drilling and production operations. These combination platforms are large and generally more costly than single-purpose structures. However, because directional drilling techniques permit a number of wells to be drilled from a single platform coupled with the fact drilling and production can take place simultaneously, combination platforms are often more cost-effective.

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mud line on the seabed to a point above the water surface) which supports the deck structure located above the level of storm waves and is secured with tubular pilings driven deep into the seabed. The deck structure is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support, and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets and hulls designed for water depths exceeding 800 feet. Our south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45-foot-deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for fabrication or assembly of any size jacket or other structure currently in use for the development and production of oil and gas in the Gulf of Mexico for deepwater drilling. Often, customers split projects among fabricators, contracting with different companies for the fabrication of the jacket, deck sections, living quarters and piles for the same platform. Through the construction of these components, our Houma facility participates in the construction of platforms requiring jackets and/or hulls designed for water depths exceeding 800 feet that are fabricated at our south yard in Texas.

Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in our fabrication yards. The tubular sections (which vary in diameter up to 23 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are made by computer-controlled equipment that operates from data developed during the design of the structure. Our ability to fabricate and assemble large tubular sections needed for jackets built for use in water depths over 300 feet distinguish us from all but one of our domestic competitors.

Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and “roll up” the section, joining it to another uprighted section. When a jacket is complete, it is pulled along the skidway onto a launch barge. Using ocean-going tugs, the barge is transported to the offshore installation site.

Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by construction contractors. The composition and quantity of petroleum in the well stream generally determine the makeup of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, oil and gas separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We fabricate deck sections and hulls for use with TLPs of any size. TLPs, MinDOCs, SPARS, and other floating concepts are the alternatives of choice for deepwater drilling and production platforms. In November 2009, we delivered the MinDOC hull, the first deepwater dry tree drilling and production platform built in the United States. We are currently completing fabrication of the first SPAR to be built in the United States, with delivery scheduled for the first quarter of 2014.

We fabricate subsea templates used in connection with TLPs. Subsea templates are structures installed on the seabed before development drilling begins. As exploration and drilling move into the deepwater of the Gulf of Mexico, we believe that there will be increased opportunities to fabricate subsea templates, as well as decks and other structures, for use in connection with TLPs.

In addition, we fabricate piles and other rolled goods, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of our products are installed by construction contractors.

We provide interconnect piping services on offshore platforms and inshore steel structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform prior to its becoming operational. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. In addition, we fabricate pressure vessels and large and small packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects, to state and local governments.

Facilities and Equipment

Facilities

Louisiana Operations

Gulf Island’s east fabrication yard is located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 49,000 square feet of administrative offices, 267,000 square feet of covered fabrication area, over 47,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The east yard also has approximately 2,800 linear feet of water frontage, which includes 1,500 feet of steel bulkheads that permit load out of heavy structures.

Gulf Island’s west yard is located across the Houma Navigation Canal from the east yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. The west yard, which has approximately 72,000 square feet of covered fabrication area and 4,600 square feet of warehouse storage area, spans 6,750 linear feet of the Houma Navigation Canal, including 2,350 feet of steel bulkhead. The west yard includes two buildings providing an additional 8,000 square feet for administrative offices, 55,000 square feet of covered fabrication area and 16,400 square feet of warehouse area and an expanded covered area connected to one of our buildings which is open at both ends and approximately 24,600 square feet.

Our Houma north yard operates on the east bank of the Houma Navigation Canal adjacent to our Houma east fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. The property has approximately 1,850 linear feet of water frontage, of which 380 linear feet is steel bulkhead that permits docking of large ocean-going vessels and the load out of heavy structures.

Located approximately a quarter of a mile from Gulf Island’s east yard on a channel adjacent to the Houma Navigation Canal, we operate a 63-acre facility that includes buildings totaling 14,500 square feet of administrative offices, 40,800 square feet of covered fabrication area, 29,600 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 1,320 linear feet of water frontage, including 660 feet of steel bulkhead.

Texas Operations

Our south yard in Ingleside, Texas is located on the northwest corner of the intersection between the Gulf Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which allows for fabrication or assembly of any size jacket or other structure currently in use for the development and production of oil and gas in the Gulf of Mexico. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard includes approximately 2,650 linear feet of water frontage, all of which is reinforced by steel bulkhead. In addition, there is a dredge area 86 feet deep within 500 feet of the bulkhead used in conjunction with heavy lift vessels. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi-submersible transport vessels.

In addition, the south yard has a graving dock which measures 700 feet long by 250 feet wide and 40 feet deep. The graving dock has a reinforced concrete slab floor, sheet-pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, can use either a removable sheet piled wall supported by steel struts or a portable gate that can be removed and attached to seal the dock from the water in the channel, depending upon the nature of the project. The graving dock gate is a steel barge-like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240 feet long x 35 feet wide x 40 feet deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock requires pumps, the gate is equipped with piping to allow the gate to be flooded without the use of pumps. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor.

Our Texas north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts. Several buildings are located on our Texas north yard with 328,000 square feet of covered fabrication area, 22,000 square feet of administrative office space, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, including (approximately) 1,000 feet of steel bulkhead.

We own all of the foregoing properties.

Equipment

Gulf Island’s Houma east yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, a Frye Wheelabrator, a U.S. Filter grit blast system, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Our Houma west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machines can handle pipe up to 1,500 pounds per foot and 54-inch outer diameter, and 1,000 pounds per foot and 48-inch outer diameter, respectively. The brace coping machine in the Houma west yard provides additional efficiencies as it can cut 360 degrees without repositioning itself. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of 300 inches per minute. We also own 15 crawler cranes, which range in tonnage capacity from 230 to 500 tons each. We may rent additional cranes on a monthly basis in times of very high activity levels. We own 12 rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around our facilities. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections. These transporters are easily relocated and, when used in tandem, have a capacity of 3,600 tons. We own a deck barge which gives us the ability to move material and equipment to and from our facilities more conveniently and efficiently. We perform routine repairs and maintenance on all of its equipment.

Gulf Island’s plate bending rolls allow it to roll and weld steel into approximately 50,000 tons of tubular pipe sections per year. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate twenty-four hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the local shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.

Gulf Island owns a 9,000 ton Dry Dock, supplementing our marine construction operations in Houma. The Dry Dock is 240 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 foot walls. The Dry Dock is used for maintenance and repairs to third party marine vessels, as well as to launch vessels being fabricated at our facilities.

Gulf Island’s panel line system, located in the Houma west yard, consists of six individual in-line fully automated systems utilized to cut, weld, and assemble panels to be used in marine vessel construction. The first station consists of an ESAB Avenger 3 Plasma cutting table for high speed cutting and beveling of steel plates and shapes. The second station incorporates an Ogden Model OSWS-5600 single sided welder complete with an electro magnetic plate holding system whereby two steel plates are automatically welded together in a single pass utilizing a multiple sub arc welding process. This process can be repeated up to four times with a result of a single panel having an overall dimension of 40 by 50 feet. An ESAB Avenger 3-13 plate marking and cutting machine is positioned at the third station which lays out the welded panels, marks the applicable locations for stiffeners installation, and cuts the plate to required configurations. The fourth station utilizes an Ogden Model SF-5600 stiffener fitting system to properly align and tack in place the plate stiffeners. The fifth station consists of an Ogden Model SW-5600-3 multiple stiffener welding system whereby three longitudinal plate stiffeners can be automatically welded (both sides) in a single operation performing continuous or intermittent welding of the stiffeners. There is also an automated conveyor system that operates along the panel line which transfers the panels from station to station. The sixth station is a vertical lifting system that elevates the fabricated panels to the required height for transportation to the field.

We own three spud barges for use in connection with our inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. We also own 10 cranes, which range in tonnage capacity from 60 to 230 tons each. We own a 26 foot long by 16 foot wide Model 2516 tug boat with two 300 horsepower engines.

We own 11 crawler cranes, which range in tonnage capacity from 230 to 825 tons each and are located at our Texas yard. The pipe mill at our Texas yard is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet, and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. Our Texas yard paint facility is equipped with a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and a 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. We own six rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the Texas facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections throughout the yard than cranes. These transporters are identical to the transporters used at our Houma facilities, are easily relocated and, when used in tandem, have a capacity of 3,600 tons. We also have a panel line system in our south yard in Texas.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, welding gases, fuel, oil, gasoline and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source. Demand for steel has remained steady both domestically and abroad over the last year with prices remaining fairly constant. Standard delivery from domestic steel mills is running about 6 to 8 weeks on as-rolled steels versus anywhere from 12 to 16 weeks for heat treated steels. Due to the inability of domestic mills to produce our customers’ required steel grades, we are often forced to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, is currently running approximately 16 to 20 weeks. To mitigate our risk of increasing cost of materials, we often negotiate escalation clauses in our contract terms to increase the contract price with a corresponding increase in cost of materials purchased during the life of the contract.

Safety and Quality Assurance

Management is committed to the safety and health of our employees. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to mitigate the risk, and ultimately to eliminate accidents within our operations. Our Health, Safety, and Environment (“HSE”) department develops guidelines to ensure the safety of our employees and to allow us to remain in compliance with all applicable federal and state mandated safety regulations. We believe in life-long learning and provide the appropriate instruction to our workforce to ensure our workers have the knowledge and skills to perform the work safely while maintaining the highest standards of quality possible. We continue to provide quality safety education and training to both employees and subcontractors to ensure our people are ready for the challenges inherent in all fabrication projects. Our employees and subcontractors begin their training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. The company maintains a zero tolerance approach to drugs and alcohol in the workplace. We support this policy through the use of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting their efforts to continuously improve our safety performance. This committee meets once a month to discuss safety issues and initiatives to prevent accidents within our organization.

We believe it is important to recognize and promote a positive and safe work culture. To this end, we hold a quarterly Safety Recognition Award Program each quarter. Our management team believes in open lines of communication and conducts quarterly employee meetings throughout our various facilities in order to keep our workforce updated on safety concerns. We also use this time to conduct short educational demonstrations in safety education and quality improvement. In February 2012, the Company added an additional safety component to the annual incentive program for our executive officers and other key employees to recognize the importance that we and our customers place on the element of safety throughout our operations.

We fabricate to the standards and regulations of the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping, the United States Coast Guard, the United States Navy, and customer specifications. We use welding and fabrication procedures in accordance with the latest technology and industry requirements. We have in place training programs for technical fitting and welding instruction in order to upgrade our skilled labor workforce and maintain high standards of quality. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

Our quality management systems are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to semi-annual review and complete recertification every three years.

Customers and Contracting

Our principal customers include major and large independent oil and gas companies and their contractors, and marine vessel operators and their contractors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 69.4% of our revenue. Our international sales fluctuate from year to year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 1% and 16% of revenue during each of the last five years, and accounted for 6%, 9%, and 16% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

A large portion of our revenue has historically been generated by only a few customers, although not necessarily the same customers from year to year. Generally, our major oil and gas customers engage us for large deepwater fabrication projects. Our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 60% of revenue in 2013 (36% for Williams Field Services – Gulf Coast Company, L.P. and 24% for Chevron Corporation), 61% of revenue in 2012 (37% for Chevron Corporation and 24% for Williams Field Services – Gulf Coast Company, L.P.), and 21% of revenue in 2011 (Chevron Corporation). At December 31, 2013, 94% of our backlog, which consists of work remaining and commitments received through March 6, 2014, was attributable to 20 projects involving 9 customers. Of our backlog at December 31, 2013, 69.1% represents work associated with three customers for eight major deepwater projects. Fabrication projects awarded by any particular customer are constrained by among other things, customer’s annual capital expenditure budget and our ability to meet the customer’s delivery schedule.

While customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, we believe price and the ability to meet a customer’s delivery schedule are the principal factors weighed by customers in awarding contracts. Our contracts generally vary in length from one month to 24 months depending on the size and complexity of the project. Generally, our contracts and projects are subject to termination or reduction in scope at any time prior to completion, at the option of the customer. Upon termination or reduction in scope, however, the customer is generally required to pay us for work performed and materials purchased through the date of termination.

Projects are generally awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change-orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract may contain hundreds to thousands of unit rates of measure. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost of our labor force is the primary factor affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects. As an aid to achieving this control, we place a single project manager in charge of the production operations related to each project and give significant discretion to the project manager, with oversight by local and executive management.

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

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Our marketing team contacts engineering companies and oil and gas companies believed to have fabrication projects scheduled to allow us an opportunity to bid for the projects. Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have one domestic competitor, Kiewit Offshore Services, for the fabrication of deepwater projects such as large topsides and tendons. Numerous foreign shipyards also compete for larger deepwater projects destined for both the Gulf of Mexico and international waters.

We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2008 fabricators will enable us to continue to compete effectively for projects destined for international waters. We recognize, however, that foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, increased transportation costs incurred by our customers when exporting structures from the U.S. to foreign locations may hinder our ability to successfully bid for projects against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international waters and to a lesser extent projects designed for use in Gulf of Mexico.

We compete with numerous domestic fabricators, including State Services Co., Inc. and Kiewit Offshore Services, for platform jackets for intermediate water depths from 150 feet to 300 feet. We believe that while new competitors can enter the market for smaller structures relatively easily, it is more difficult to enter the market for jackets designed for use in water depths greater than 300 feet. This difficulty results from the substantial investment required to establish an adequate facility, the difficulty of locating a facility adjacent to an adequate waterway due to environmental and wetland regulations, and the limited availability of experienced supervisory and management personnel.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. However, management’s estimates are often based on preliminary engineering and design specification by the customer. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change.

All projects currently included in our backlog generally are subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination. In addition, customers have the ability to delay the execution of projects.

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. In connection with our estimation process, we have not recorded any amounts as a result of liquidated damage claims as of December 31, 2013 and 2012.

During the quarter ended September 30, 2013, we entered into discussions with a large deepwater customer concerning our customer’s request for a reduction in scope of the project, whereby remaining completion and integration work would be performed at the integration site by a different integration contractor. During the third quarter of 2013, we transferred the project deliverables to the integration contractor’s site and removed from backlog estimated revenue of $25.5 million and estimated labor hours of 271,000 hours representing our previous estimate of remaining work to complete the project. Throughout the fourth quarter of 2013 and into the first quarter of 2014, we continued negotiations with this large deepwater customer with respect to final amounts due to us and to our subcontractors for claims for work performed prior to transition of the scope of work to the customer-designated replacement contractor. We expect to execute a final change order to this contract with the customer in early March 2014 that will provide for a final payment of $11.0 million by our customer during the first half of 2014. Based primarily on the status of these ongoing negotiations, we recorded an additional loss provision of $18.2 million in the fourth quarter of 2014 related to this project. For the year ended December 31, 2013, we recognized estimated contract losses of $29.6 million primarily as a result of our inability to recover certain costs and the de-scoping of this contract.

As of December 31, 2013, we had a revenue backlog of $358.7 million and a labor backlog of approximately 3.3 million man-hours remaining to work, including commitments received through February 27, 2014, compared to revenue backlog of $537.0 million and a labor backlog of 4.4 million man-hours reported as of December 31, 2012. We exclude suspended projects from contract backlog because resumption of work and timing of backlog revenues are difficult to predict. As of December 31, 2013, we had no suspended projects.

Of our backlog at December 31, 2013,

•	69.1% was for three customers as compared to 66.5% for three customers at December 31, 2012.

•	$224.5 million, or 62.6%, represented projects destined for deepwater locations compared to $393.3 million, or 73.2%, at December 31, 2012.

•	$28.7 million, or 8.0%, represented projects destined for foreign locations compared to $41.9 million, or 7.8%, at December 31, 2012.

Projects for our three largest customers consist of jackets, piles, and topside for a deepwater Gulf of Mexico project for one customer, which commenced in the second and fourth quarters of 2013, respectively; two 214 foot Offshore Supply Vessels (OSVs) for a second customer, which commenced in the first quarter of 2013; and two projects with fabrication and installation of off-shore skids for one customer, which commenced in the second quarter of 2013. The deepwater project is scheduled to be completed during the third quarter of 2015; the first OSV is expected to ship during the second quarter of 2014 and the second OSV is expected to ship during the fourth quarter of 2014; and the two offshore projects and related fabrication and installation of skids are scheduled to be completed in the fourth quarter of 2014 and the end in 2015, respectively.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow. For additional information, see Note 1 in the Notes to Consolidated Financial Statements – Organization and Summary of Significant Accounting Policies-, “Assets held for sale” and Item 1A. Risk Factors – “Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.”

As of December 31, 2013, we expect to recognize revenues from our backlog of approximately

•	$321.0 million, or 89.5%, during the calendar year 2014, and

•	$37.7 million, or 10.5%, during the calendar year 2015.

The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available into 2014 with a higher level of bidding activity in the second half of 2014. Bidding activity for non-traditional Gulf of Mexico (GOM) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase over the next two quarters.

Government and Environmental Regulation

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Ocean Energy, Management and Enforcement (“BOEM”) of the Department of Interior (“DOI”). The BOEM replaced the former Minerals Management Service. The Secretary of the Interior, through the BOEM, is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, we depend on the demand for our services from the oil and gas industry and, therefore, can be affected by changes in taxes, price controls and other laws and regulations relating to the oil and gas industry. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. With respect to our Texas facilities, the Intercoastal Waterway provides access between our North and South Texas yards. From our South yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products and could have a material adverse effect on our operations and financial position.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended and similar laws provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe that our facilities are in substantial compliance with current regulatory standards.

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

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures; however, we believe that compliance efforts will not have a material adverse effect on our business or financial condition. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which expenditures may be material.

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

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain a builder’s risk policy for construction projects, general liability insurance and maritime employer’s liability insurance, which are also subject to deductibles and coverage limitations. The Company is self-insured for workers’ compensation and USL&H claims except for losses in excess of a per occurrence threshold amount. Although management believes that our insurance is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance that such coverage will be adequate to cover all claims that may arise.

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2013 and 2012, we had approximately 1,900 and 2,200 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used increased to 467 in 2013 as compared to 344 in 2012. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and our growth potential could be impaired. In an effort to maintain our current workforce and attract new employees in periods of high activity, we have enhanced several incentive programs and expanded our training facility.

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

Our business depends primarily on the level of activity by oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile, primarily as a result of fluctuations in oil and gas prices. Projects for which we are engaged may be deferred or delayed by our customers based, in part, on the price of oil and gas. The levels of our customers’ capital expenditures are influenced by, among other things:

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

Although activity levels in production and development sectors of the oil and gas industry are less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity in the Gulf of Mexico region and internationally. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services, our financial condition and results of operations.

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

All projects currently included in our backlog generally are subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination. In addition, customers have the ability to delay the execution of projects. Depending on the size of the project, the termination, postponement, or change in scope of any project could significantly reduce backlog, and could have a material adverse effect on revenue, net income and cash flow. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Deepwater projects have historically represented a significant part of our backlog. As of December 31, 2013, we had a revenue backlog of $358.7 million and a labor backlog of approximately 3.3 million man-hours. With respect to backlog at December 31, 2013, $224.5 million, or approximately 62.6%, represents projects destined for deepwater locations. Since the scope of work and contract prices on most deepwater projects typically represent a substantial portion of overall backlog, a suspension, termination, or change in scope of any of these projects is likely to have a more significant adverse impact on revenue, net income and cash flow as compared to other projects.

During the quarter ended September 30, 2013, we entered into discussions with a large deepwater customer concerning our customer’s request for a reduction in scope of the project, whereby remaining completion and integration work would be performed at the integration site by a different integration contractor. During the third quarter of 2013, we transferred the project deliverables to the integration contractor’s site and removed from backlog estimated revenue of $25.5 million and estimated labor hours of 271,000 hours representing our previous estimate of remaining work to complete the project. Throughout the fourth quarter of 2013 and into the first quarter of 2014, we continued negotiations with this large deepwater customer with respect to final amounts due to us and to our subcontractors for claims for work performed prior to transition of the scope of work to the customer-designated replacement contractor. We expect to execute a final change order to this contract with the customer in early March 2014 that will provide for a final payment of $11.0 million by our customer during the first half of 2014. Based primarily on the status of these ongoing negotiations, we recorded an additional loss provision of $18.2 million in the fourth quarter of 2014 related to this project. For the year ended December 31, 2013, we recognized estimated contract losses of $29.6 million primarily as a result of our inability to recover certain costs and the de-scoping of this contract.

On July 13, 2012, we received notice from our customer, Bluewater Industries, requesting a slowdown of work on ATP Oil & Gas (UK) Limited’s Cheviot project, and an amendment to the scheduled payment terms under the original contract. On August 16, 2012, we entered into a binding agreement with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the original contract and suspend the project. Among other things, the agreement outlined a revised payment term for the contracts receivable balance. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment. As of December 31, 2012, $56.8 million had been billed on the Cheviot project and the outstanding balance was approximately $31.3 million. We recorded a $14.5 million reserve on the balance as of December 31, 2012. All installments under the agreement were paid through February 28, 2013; however the remaining balance of $30.9 million was not paid on or before March 31, 2013, triggering a default by our customer. As of April 1, 2013, the agreement terminated and we initiated action to enforce our rights under the security agreement. During the second quarter of 2013, the carrying amount of assets and liabilities relating to the project was reclassified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of cost and estimated earnings on uncompleted contracts, and assets held for sale. As of December 31, 2013, management estimates that the fair value of these assets held for sale was $13.5 million with no additional loss recorded.

We might be unable to employ a sufficient number of skilled workers.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and growth potential could be impaired.

The dangers inherent in our operations and the limits on our insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of large steel structures involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. In addition, our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, marine vessel fabrication and repair activities performed at our facilities and operating vessels owned by us, that are covered in either the provisions of the Jones Act or USL&H. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability.

Our ownership and operation of vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinkings, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to the proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

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

Our industry is highly competitive.

The offshore and marine fabrication industry is highly competitive and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, the availability and capability of equipment, and the reputation, experience, and safety record of the contractor. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors, particularly our domestic competitor for major deepwater projects, have greater financial and other resources than we do.

In addition, because of subsidies, import duties and fees, taxes imposed on foreign operators and lower wage rates in foreign countries, along with fluctuations in the value of the U.S. dollar and other factors, we may not be able to remain competitive with foreign contractors for projects designed for use in international locations as well as those designed for use in the Gulf of Mexico. See “Business and Properties – Competition” for more information regarding the competitive nature of our industry.

Competitive pricing common in the fabrication industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price or unit-rate basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change-orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor, material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns, but do not benefit directly from cost savings.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates;

•	customer delays in delivering or deviations to designs and drawings;

•	changes in estimates or bidding; and

•	termination or de-scoping of projects by our customers.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year.

For example, we recognized estimated contract losses of $30.8 million and $11.5 million in 2013 and 2012, respectively, primarily as a result of our inability to recover certain costs and the de-scoping of this contract. For additional information on this project, see “Business and Properties – Backlog.”

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

We recognized contract losses of $29.6 million as of December 31, 2013 on one of our large deepwater projects which resulted in an unfavorable reduction in gross margin for the year as required under the accounting for loss contracts under percentage of completion accounting. This loss was mainly due to our inability to recover certain costs and the de-scoping of one of our major deepwater contracts. For additional information on this project, see “Business and Properties – Backlog.”

We are susceptible to adverse weather conditions in our market areas.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rainy and cold conditions and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of milder weather for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our executives and other key employees. The loss of the services of one or more of these individuals could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas and marine companies. Generally, our major oil and gas customers engage us for large deepwater fabrication projects. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 60% of revenue in 2013 (36% for Williams Field Services – Gulf Coast Company, L.P. and 24% for Chevron USA, Inc.), 61% of revenue in 2012 (37% for Chevron USA, Inc. and 24% for Williams Field Services – Gulf Coast Company, L.P.), and 37% of revenue in 2011 (Chevron USA, Inc.). The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, as well as a wide variety of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many of these laws impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties – Government and Environmental Regulation.”

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

Our business is highly dependent on our ability to utilize the Houma Navigation Canal and Corpus Christi Ship Channel.

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. With respect to our Texas facilities, the Intercoastal Waterway provides access between our North and South Texas yards. From our South Texas yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products and could have a material adverse effect on our operations and financial position.

We depend on subcontractor services to perform our contractual obligations.

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

We work closely with these subcontractors to monitor progress and address our customer requirements. We generally have the ability to pursue backcharges for costs we incur or liabilities we assume as a result of a subcontractor’s lack of performance. However, the inability of our subcontractors to perform under the terms of their contracts could cause us to incur additional costs that reduce profitability or create losses on projects.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

Changing laws, regulations and standards relating to corporate governance and public disclosures, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigations by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders and others.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under the general maritime laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

None.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 7, 2014. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	51	President, Chief Executive Officer and Director
Jeffrey M. Favret	52	Vice President of Finance, Chief Financial Officer and Treasurer
Todd F. Ladd	47	Chief Operating Officer

Kirk J. Meche became Chief Executive Officer in January 2013. Mr. Meche has served as President since January 2009. He served as Chief Operating Officer from January 2009 to December 2012. Mr. Meche served as the Executive Vice President – Operations from 2001 to 2009. Mr. Meche was President and Chief Executive Officer of Gulf Marine from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island, L.L.C. from February 2001 until January 2006. Prior to that, Mr. Meche served as President and Chief Executive Officer of Southport, Inc., a wholly-owned fabrication subsidiary of the Company, from 1999 to 2001. Mr. Meche was a project manager of the Company from 1996 to 1999. Mr. Meche held various engineering positions for J. Ray McDermott, Inc. from 1985 to 1996.

Jeffrey M. Favret became Vice President of Finance, Chief Financial Officer and Treasurer in May 2013. Mr. Favret has worked with companies in oil and gas exploration and production, vessel construction, offshore drilling construction and offshore vessel/marine transportation industries, among others. Mr. Favret previously served as Director of Finance, Energy Infrastructure Segment, of FMC Technologies, Inc., a leading global provider of technology solutions for the energy industry, from May 2012 to May 2013. Mr. Favret also served as the Chief Accounting Officer for Trico Marine Services, Inc., a provider of marine support vessel and subsea services to the offshore oil and gas industry, from April 2010 to May 2012. Prior to that, Mr. Favret served as Director (Partner) of the accounting firm Postlethwaite & Netterville, and in various roles at Ernst & Young in its Assurance and Advisory practice.

Todd F. Ladd became Chief Operating Officer in February 2014. Mr. Ladd previously served as Vice President and General Manager of the Company since July 2013. Mr. Ladd has over 25 years industry experience in the offshore fabrication sector. From 2001 to 2013, Mr. Ladd served as a partner and Senior Project Manager with Paloma Energy Consultants, an offshore construction project management firm. From April 1996 to August 2001, Mr. Ladd served as a Project Manager for Gulf Island, L.L.C. Mr. Ladd also served as Production Engineer and Facility Engineer at McDermott Marine Construction from January 1988 through March 1996.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 7, 2014, we had approximately 3,600 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC, and the amount of cash dividends declared per share of our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2013
First Quarter	$25.49	$20.20	$.10
Second Quarter	22.63	18.76	.10
Third Quarter	25.00	18.92	.10
Fourth Quarter	26.82	21.85	.10

Fiscal Year 2012
First Quarter	$35.48	$28.10	$.10
Second Quarter	29.73	23.97	.10
Third Quarter	31.69	24.20	.10
Fourth Quarter	29.11	19.89	.10

In each quarter of 2013, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.8 million. On February 27, 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 24, 2014 to shareholders of record on March 14, 2014. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2013.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2013	—		—	—	—
November 1 to 30, 2013	2,138		$26.46	—	—
December 1 to 31, 2013	5,868		$24.50	—	—

Total	8,006	[a]	$25.02	—	—

a.	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations on stock options and restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2008 to December 31, 2013, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2009 at closing prices on December 31, 2008 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 09	Dec 10	Dec 11	Dec 12	Dec 13
Gulf Island Fabrication, Inc.		48.02	34.27	4.51	-16.45	-1.66
Standard & Poor’s 500 Index		26.46	15.06	2.11	16.00	32.39
Standard & Poor’s 500 Oil & Gas Equipment & Services Index		59.80	39.28	-11.68	0.00	30.65

	Base Period Dec 08	INDEXED RETURNS Years Ending
Company / Index		Dec 09	Dec 10	Dec 11	Dec 12	Dec 13
Gulf Island Fabrication, Inc.	100	148.02	198.75	207.71	173.55	170.68
Standard & Poor’s 500 Index	100	126.46	145.51	148.59	172.37	228.19
Standard & Poor’s 500 Oil & Gas Equipment & Services Index	100	159.80	222.56	196.56	196.57	256.81

Item 6.	Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2013 is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
		(in thousands, except per share data)
Income Statement Data:
Revenue	$608,326	$521,340	$307,832	$248,286	$311,529
Cost of revenue:
Contract costs	584,665	502,999	295,614	225,015	272,064
Provision for losses on contract receivables	—	14,501	—	—	—
Asset impairments	—	—	7,690	—	—

Total cost of revenue	584,665	517,500	303,304	225,015	272,064

Gross profit	23,661	3,840	4,528	23,271	39,465
General and administrative expenses	11,555	9,806	8,187	7,947	8,257

Operating income (loss)	12,106	(5,966)	(3,659)	15,324	31,208
Net interest income (expense)	(234)	433	902	5,021	986
Other, income (expense)	(337)	128	309	1,014	(55)

Income (loss) before income taxes	11,535	(5,405)	(2,448)	21,359	32,139
Income taxes	4,303	(1,314)	(644)	8,266	11,335

Net income (loss)	$7,232	$(4,091)	$(1,804)	$13,093	$20,804

Income Summary Data:
Basic earnings (loss) per share—common shareholders	$0.50	$(0.29)	$(0.13)	$0.90	$1.44

Diluted earnings (loss) per share—common shareholders	$0.50	$(0.29)	$(0.13)	$0.90	$1.44

Basic weighted-average common shares	14,463	14,400	14,351	14,318	14,294

Diluted weighted-average common shares	14,469	14,400	14,351	14,329	14,295

Cash dividend declared per common share	$0.40	$0.40	$0.24	$0.04	$0.13

	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Working capital	$89,721	$81,330	$101,926	$112,111	$80,501
Property, plant and equipment, net	223,555	229,216	216,722	197,652	200,459
Total assets	426,234	403,495	395,935	334,856	332,175
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (1)	4,060	4,768	2,715	2,403	3,156
Backlog as of December 31, (2)
Direct labor hours	3,256	4,372	4,609	3,837	1,495
Dollars	$358,732	$536,950	$614,481	$486,146	$136,766

(1)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(2)

Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized, with respect to those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. The backlog as of each year end also includes commitments received following December 31st, as described in Item 1 of this report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

Our results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) our ability to manage those contracts to successful completion, and (iii) our ability to win contracts through competitive bidding or alliance/partnering arrangements. The level of exploration and development activity is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, technology and changes in the regulatory environment, including new permitting processes and increased regulation imposed on domestic oil and gas exploration by the Bureau of Ocean Energy, Regulation and Enforcement.

We believe conditions in the oil and gas industry brought on by the Deepwater Horizon incident in 2010 have improved. Since the moratorium imposed on deepwater drilling was lifted in October 2010, exploration and drilling in the Gulf of Mexico has continued uninterrupted. Oil prices are currently stable above $100 per barrel, global and U.S. working drilling rig count is increasing and U.S. Gulf of Mexico permitting activity is on the rise, particularly in deepwater offshore locations. We continue to believe demand for deepwater and marine related projects will be driven by this increased activity. In the long term, demand for our products and services will continue to depend largely upon prices for oil and gas and the capital outlay decisions of oil and gas exploration and production companies, which is difficult to predict.

Our primary focus continues to be managing contract costs, particularly those associated with maintaining our labor force, as we and our customers face increasing challenges associated with developing and fabricating complex projects, particularly for use by oil and gas customers in deepwater locations. To that end, during the first quarter, 2013, we began implementing new tracking and reporting procedures and have hired key executives and additional staff in order to more effectively monitor and control the progress, efficiency and safety on our projects. While we believe these efforts have positively impacted our ability to better manage projects, these initiatives remain in the early stages of implementation.

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

All projects currently included in our backlog generally are subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. In addition, customers have the ability to delay the execution of projects.

For the year ended December 31, 2013, we recognized estimated contract losses of $29.6 million primarily as a result of our inability to recover certain costs and the de-scoping of one of our deepwater contracts. For additional information, see Item 1- Business and Properties- “Backlog” and Item 1A – Risk Factors- “Our backlog is subject to changes in management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenues, net income and cash flow could be adversely affected as a result of changes in our backlog.”

As of December 31, 2013, we had a revenue backlog of $358.7 million and a labor backlog of approximately 3.3 million man-hours remaining to work, including commitments received through February 27, 2014 compared to revenue backlog of $537.0 million and a labor backlog of 4.4 million man-hours reported as of

December 31, 2012. We exclude suspended projects from contract backlog because resumption of work and timing of revenue recognition for these projects are difficult to predict. As of December 31, 2013, we had no suspended projects.

Of our backlog at December 31, 2013,

•	69.1% was for three customers as compared to 66.5% for three customers at December 31, 2012.

•	$224.5 million, or 62.6%, represented projects destined for deepwater locations compared to $393.3 million, or 73.2%, at December 31, 2012.

•	$28.7 million, or 8.0%, represented projects destined for foreign locations compared to $41.9 million, or 7.8%, at December 31, 2012.

Projects for our three largest customers consist of jackets, piles, and topside for a deepwater Gulf of Mexico project for one customer, which commenced in the second and fourth quarters of 2013, respectively; two 214 foot Offshore Supply Vessels (OSVs) for a second customer, which commenced in the first quarter of 2013; and two projects with fabrication and installation of offshore skids for one customer, which commenced in the second quarter of 2013. The deepwater project is scheduled to be completed during the third quarter of 2015; the first OSV is expected to ship during the second quarter of 2014 and the second OSV is expected to ship during the fourth quarter of 2014; and the two offshore projects and related fabrication and installation of skids are scheduled to be completed in the fourth quarter of 2014 and the end in 2015, respectively.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow. For additional information, see Note 1 in the Notes to Consolidated Financial Statements “Assets held for sale” and Item 1A. Risk Factors – “Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.”

As of December 31, 2013, we expect to recognize revenues from our backlog of approximately

•	$321.0 million, or 89.5%, during the calendar year 2014, and

•	$37.7 million, or 10.5%, during calendar year 2015.

The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available into 2014 with a higher level of bidding activity in the second half of 2014. Bidding activity for non-traditional Gulf of Mexico (GOM) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase over the next two quarters.

Workforce

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2013 and 2012, we had approximately 1,900 and 2,200 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used increased to 467 in 2013 as compared to 344 in 2012. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good. In an effort to maintain our current workforce and attract new employees in period of high activity, we have enhanced several incentive programs and expanded our training facility. For additional information, see Item 1A- Risk Factors –“We might be unable to employ a sufficient number of skilled workers.”

Man-hours worked were 4.1 million, 4.8 million and 2.7 million for the years ending December 31, 2013, 2012 and 2011 respectively. The decrease in man-hours worked in 2013 relative to 2012 was primarily attributable to higher utilization of subcontracting work scope as compared to 2012, and the de-scoping of one of our large deepwater projects in third quarter 2013. For additional information on this project, see Item 1 -”Business and Properties – Customers and Contracting.”

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

Contract costs include all direct material, labor and subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Also included in contract costs are a portion of those indirect contract costs related to plant capacity, such as depreciation, insurance and repairs and maintenance. These indirect costs are allocated to jobs based on actual direct labor hours worked. Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

At December 31, 2013, we recorded revenue totaling $0.1 million related to certain change-orders on two projects which have been approved as to scope but not price. At December 31, 2013, we also recorded revenue totaling $3.7 million related to re-measure units and quantities on a unit rate contract. We expect to resolve all unapproved items in the first and second quarters of 2014. At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change-orders on four projects which were approved as to scope but not price. At December 31, 2012, we also recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract. All unapproved items as of December 31, 2012 have been resolved as of December 31, 2013. No revenues were recorded at December 31, 2011 related to unapproved change-orders.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $30.8 million, $12.5 million, and $3.0 million in the years ended December 31, 2013, 2012, and 2011, respectively. Contract losses increased in 2013 due mainly to our inability to recover certain costs and the de-scoping of one of our major deepwater projects, as further discussed in the “Backlog” section above.

Allowance for Doubtful Accounts

We routinely review individual contracts receivable balances and make provisions for probable doubtful accounts as we deem appropriate. Among the factors considered during the review are the financial condition of our customers and their access to financing, underlying disputes on the account, age and amount of the account and overall economic conditions. Accounts are written off only when all reasonable collection efforts are exhausted.

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

At December 31, 2013, the Company included a reserve for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project.

Assets Held for Sale

On July 13, 2012, we received notice from our customer, Bluewater Industries, requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s Cheviot project, and (ii) an amendment to the scheduled payment terms under the original contract. On August 16, 2012, we entered into a binding agreement with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the original contract and suspend the project. Among other things, the agreement outlined a revised payment term for the contracts receivable balance. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment. As of December 31, 2012, $56.8 million has been billed on the Cheviot project and the outstanding balance was approximately $31.3 million. We recorded a $14.5 million reserve on the balance as of December 31, 2012. All installments under the agreement were paid through February 28, 2013; however the remaining balance of $30.9 million was not paid on or before March 31, 2013, triggering a default by our customer. As of April 1, 2013, the agreement terminated and we initiated action to enforce our rights under the security agreement. During the second quarter of 2013, the carrying amount of assets and liabilities relating to the project was reclassified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of cost and estimated earnings on uncompleted contracts, and assets held for sale. There was no additional loss recorded in connection with the non-cash reclassification.

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determines fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimate fair value relying primarily on the cost approach and apply the market approach where comparable sales transaction information is readily available. The cost approach is based on current replacement and reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes the assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of the assets held for sale associated with the Cheviot project described above represent

Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of December 31, 2013, management estimates that the fair value of assets held for sale was $14.5 million, consisting of assets held for sale associated with the Cheviot project ($13.5 million) and a corporate aircraft that we sold in February 2014 ($1.0 million).

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

For the twelve-month period ended December 31, 2013, our revenue was $608.3 million compared to $521.3 million for the twelve-month period ended December 31, 2012, an increase of 16.7%. The following factors contributed to the increase in revenues for the year ended December 31, 2013 compared to the year ended December 31, 2012:

•

Pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2013 were 58.5% compared to 48.3% for the twelve-month period ended December 31, 2012. The increase in pass-through costs for the twelve months ended December 31, 2013 primarily relates to sub-contracted service costs on our major deepwater projects. Pass-through costs, as described in Note 11 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on amount of gross margin recognized for the related project for a particular period.

•

Increased revenue associated with labor hours on topsides and completion of a Spar Hull for a large deepwater customer after contract renegotiations to effectively convert the contract from a unit rate basis to an alliance/partnering basis.

The increase in revenue was partially offset by estimated contract losses of $29.6 million for a separate large deep-water project, as further discussed in “Backlog” above.

For the twelve-month periods ended December 31, 2013 and 2012, gross profit was $23.7 million (3.9% of revenue) and $3.8 million (0.7% of revenue), respectively. Factors contributing to the overall increase in gross profit for the twelve-month period ended December 31, 2013 compared to the twelve-month period ended December 31, 2012 include:

•

Increased margin on revenue associated with fabrication of topside and hull projects for a large deepwater customer after contract renegotiations to effectively convert the contracts from a unit rate basis to an alliance/partnering basis

•

We recognized no provision for losses on contract receivables during the twelve-month period ended December 31, 2013 as compared to a provision for losses on contract receivables of $14.5 million related to the suspension and subsequent termination of our deepwater contract with Bluewater during the twelve month period ended December 31, 2012. For additional information, see Note 1 in the Notes to Consolidated Financial Statements “Assets held for sale”.

•

Overall increase in margin was partially offset by contract losses of $30.8 million during the twelve-month period ended December 31, 2013 primarily related to our inability to recover certain costs and the de-scoping of one of our major deepwater projects, as compared to $12.5 million recognized during the twelve-month period ended December 31, 2012 as further explained in “Backlog” above.

Our general and administrative expenses were $11.6 million for the twelve-month period ended December 31, 2013 compared to $9.8 million for the twelve-month period ended December 31, 2012. Although the absolute dollar value represented an 18% increase in 2013 relative to 2012, general and administrative expenses, as a percentage of revenue, was 1.9% for the twelve-month periods ended December 31, 2013 and 2012. Factors that contributed to the increase in general and administrative expenses for the twelve months ended December 31, 2013 include:

•	An increase of $900,000 in employee compensation; and

•	An increase of $900,000 in bad debt expenses in connection with a vessel upgrade and outfitting project.

We had net interest expense of $234,000 for the twelve-month period ended December 31, 2013 compared to net interest income of $433,000 for the twelve-month period ended December 31, 2012. Net interest expense for the period ended December 31, 2013 was higher as a result of increased borrowings on the line of credit. Net interest income for the period ended December 31, 2012 included an accretion of a discount associated with a financing arrangement.

We had other expenses of $337,000 for the twelve-month period ended December 31, 2013, compared to other income of $128,000 for the twelve-month period ended December 31, 2012. Other income and expense for both periods primarily represent gains and losses on sales of miscellaneous equipment.

Our effective income tax rate was 37.3% for the twelve-month period ended December 31, 2013, compared to a tax benefit of 24.3% for the twelve-month period ended December 31, 2012. The increase in the effective rate for the period ended December 31, 2013 is a result of the Company’s pre-tax income in 2013, compared to losses recorded in 2012, and represents a more typical overall effective tax rate for profitable years.

Comparison of the Years Ended December 31, 2012 and 2011

For the twelve-month period ended December 31, 2012, our revenue was $521.3 million, an increase of 69.4%, compared to $307.8 million for the twelve-month period ended December 31, 2011. The following factors contributed to the increase in revenues for the year ended December 31, 2012 compared to the year ended December 31, 2011:

•

Man-hours worked increased from 2.7 million for the twelve-month period ended December 31, 2011 to 4.8 million during the twelve-month period ended December 31, 2012, representing an increase of 77.8%.

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

For the twelve-month periods ended December 31, 2012 and 2011, gross profit was $3.8 million (0.7% of revenue) and $4.5 million (1.5% of revenue), respectively. Factors contributing to the decrease in gross profit for the twelve-month period ended December 31, 2012 compared to the twelve-month period ended December 31, 2011 include:

•	Pass-through costs as a percentage of revenue as discussed above.

•

Recognized provisions for losses on contract receivables of $14.5 million during the twelve-month period ended December 31, 2012 as compared to asset impairments of $7.7 million recognized during the twelve-month period ended December 31, 2011. For additional information, see Note 1 in the Notes to Consolidated Financial Statements “Assets held for sale”.

•

Recognized contract losses of $12.5 million during the twelve-month period ended December 31, 2012 as compared to $3.0 million recognized during the twelve-month period ended December 31, 2011 as explained in “Backlog” above.

Partially offsetting these adverse impacts on gross profit, man-hours worked increased as discussed in “Workforce.” The increase in production had a favorable impact on margin due to the spread it provided to our fixed overhead as compared to the twelve-month period ended December 31, 2011.

Our general and administrative expenses were $9.8 million for the twelve-month period ended December 31, 2012 compared to $8.2 million for the twelve-month period ended December 31, 2011. Although the absolute dollar value was more, general and administrative expenses, as a percentage of revenue, were 1.9% of revenue compared to 2.7% of revenue for the twelve-month periods ended December 31, 2012 and 2011, respectively.

We had net interest income of $433,000 for the twelve-month period ended December 31, 2012 compared to net interest income of $902,000 for the twelve-month period ended December 31, 2011. The interest income for the period ended December 31, 2012 was primarily related to the accretion of the discount associated with the financing arrangement.

We had other income of $128,000 for the twelve-month period ended December 31, 2012, compared to $309,000 for the twelve-month period ended December 31, 2011. Other income for both periods represents gain on sales of scrap material and miscellaneous equipment.

Our effective income tax rate was a benefit of 24.3% for the twelve-month period ended December 31, 2012, compared to a benefit of 26.3% for the twelve-month period ended December 31, 2011. The decrease in the effective rate for the period ended December 31, 2012 was related to the reduction of the Company’s income mainly due to the provision for loss on contract receivables, as further described in Note 1 in the Notes to Consolidated Financial Statements, “Assets held for sale. This reduction in income caused an increase in Louisiana state income tax apportionment in 2012 as compared to 2011, reducing the overall income tax benefit recorded in 2012 compared to 2011.

Liquidity and Capital Resources

At December 31, 2013, our cash and cash equivalents totaled $36.6 million; working capital was $89.7 million; and our ratio of current assets to current liabilities was 1.80 to 1.0, compared to cash and cash equivalents of $24.9 million, working capital of $81.3 million, and a current ratio of 1.88 to 1.0 at December 31, 2012. Our primary uses of cash during 2013 were related to capital expenditures and investments in our two largest deepwater projects.

In connection with work associated with a hull and topside project for a large deepwater customer, we had receivable balances of $43.8 million at December 31, 2013, which was paid in the first quarter 2014. In addition, we had unbilled amounts of $11.3 million at December 31, 2013 related to these projects. We subsequently billed these amounts in the first quarter of 2014 and expect collection during the second quarter 2014.

Historically we have funded our business activities through funds generated from operations. The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides the Company with an $80 million revolving credit facility. The credit agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit. The credit facility matures on December 31, 2014. We intend to renew our credit facility prior to its expiration. Our revolving line of credit is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

On September 12, 2013, we entered into an amendment to our credit facility under which two new guarantors, both of which are subsidiaries of the Company, agreed to guaranty the Company’s obligations under the credit facility, and grant a security interest over certain collateral to secure such obligations. The amendment also released any liens in favor of the lenders affecting real property of the Company and its subsidiaries located in the state of Louisiana, and grants the lenders a security interest in all of the accounts of the Company and its subsidiaries. Further, the Company agreed to cause all subsidiaries subsequently formed or acquired, subject to certain exceptions, to execute both a guaranty and a security agreement with respect to Gulf Island’s obligations under the credit facility.

At March 7, 2014 we had no amounts borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $51.5 million, which reduced the unused portion of our revolving line of credit to $28.5 million.

We are required to maintain certain financial covenants under our revolving line of credit, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $246.4 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2013, we were in compliance with these covenants.

Net cash provided by operating activities was $38.0 million for the year ended December 31, 2013, compared to $11.0 million for the year ended December 31, 2012. Increases are a result of stronger operating performance, specifically related to increased gross margin associated with the fabrication of topside and Spar Hull projects for a large deepwater customer after contract renegotiations to effectively convert the contract from a unit rate basis to an alliance/partnering basis, offset by losses associated with a separate large deepwater project, as further described in “Backlog” above.

Net cash used in investing activities for the year ended December 31, 2013 was $20.8 million, primarily related to capital expenditures for equipment and improvements to our production facilities, including $2.7 million for a replacement aircraft,: $2.9 million for a plate roller, $2.7 million for dredging activities, and $3.2 million for improvements to our graving dock at our Texas facility.

We anticipate capital expenditures for 2014 to be approximately $29.5 million for the purchase of equipment and additional yard and facility infrastructure improvements, including $17 million for two cranes, $1 million for forklifts, $1.1 million for yard improvements and $5.2 million in maintenance capital improvements at our facilities.

The $5.5 million of net cash used in financing activities for the year ended December 31, 2013 included $203,000 of proceeds from the exercise of stock options and $116,000 of excess tax benefits associated with the share-based payment arrangements, less $5.8 million in payments of dividends on common stock.

We believe that for the next twelve months, our cash on hand, amounts received through collection of accounts receivable, our cash generated by operating activities and funds available under our revolving line of credit will be sufficient to fund our capital expenditures and meet our working capital needs. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit. We may also expand our operations through acquisitions in the future, which may require additional equity or debt financing which we believe would be available to us; however, there can be no assurance that amounts will ultimately be available or will be available on commercial terms acceptable to us.

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2013, (in thousands).

	Total	Payments Due by Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment – equipment (1)	$15,213	$15,213	$—	$—	$—
Purchase commitment – material and services (2)	23,497	23,497	—	—	—
Operating leases (3)	599	118	358	123	—

	$39,309	$38,828	$358	$123	$—

(1)	“Purchase commitment – equipment” is a commitment related to purchase order agreements.
(2)	“Purchase commitment – material and services” is a commitment related to purchase order agreements.
(3)	Operating leases are commitments for office space.

Off-Balance Sheet Arrangements

We are not a party to any contract or other obligation not included on our balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have an $80.0 million revolving line of credit with our primary commercial banks. Under the terms of our revolving line of credit, we may elect to pay interest at either a prime lending rate established by the bank from time to time or LIBOR plus 1.5 percent.

Item 8.	Financial Statements and Supplementary Data

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-18 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 37.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 7, 2014, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 7, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 7, 2014

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Controller – Financial Reporting (the principal accounting officer) and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Controller—Financial Reporting (the principal accounting officer) and persons performing similar functions. These codes are available to the public on our web site at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our web site.

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,000		$21.85	496,369
Equity compensation plans not approved by security holders	0			0

Total	20,000	(1)		496,369	(2)

(1)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of December 31, 2013, these shares would represent 0.14% of our then total outstanding shares.
(2)	As of December 31, 2013, there were 445,016 shares remaining available for issuance under the 2011 Stock Incentive Plan, 29,450 shares remaining available under the 2002 Long-Term Incentive Plan and 21,903 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this Report:

(i) Financial Statements

(ii) Schedules

Other schedules have not been included because they are not required, not applicable, immaterial, or the information required has been included elsewhere herein.

(iii) Exhibits

See Exhibit Index on page E-1. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit. Such requests should be addressed to Investor Relations, Gulf Island Fabrication, Inc., 16225 Park Ten Place, Suite 280 Houston, Texas 77084.

GLOSSARY OF CERTAIN TECHNICAL TERMS

blasting and coating facility:	Building and equipment used to clean steel products and prepare them for coating with marine paints and other coatings.

coping machine:	A computerized machine that cuts ends of tubular pipe sections to allow for changes in weld bevel angles and fits onto other tubular pipe sections.

deck:	The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

deepwater drilling	Drilling is typically defined as drilling that occurs in depths of 1,000 feet or more..

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include contractor labor hours and support personnel hours such as maintenance, warehousing and drafting.

dry tree system:	A system in which a platform’s well control valves and apparatus (“christmas trees”) and risers are installed and operated above water.

fixed platform:	A platform consisting of a rigid jacket which rests on tubular steel pilings driven into the seabed and which supports a deck structure above the water surface.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (MinDOC, TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel.

graving dock:	A box shaped basin made of steel sheet pile walls and concrete floor into which a vessel may be floated into or out of by pumping out or in water. The end will be closed by earthen berms and a sheet pile wall that will be removed to float out vessels.

grit blast system:	System of preparing steel for coating by using steel grit rather than sand as a blasting medium.

hydraulic plate shear:	Machine that cuts steel by a mechanical system similar to scissors.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

ISO 9001-2008:	International Standards of Operations 9001-2008 – Defines quality management system of procedures and goals for certified companies.

G-1

jacket:	A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is supported on tubular steel pilings driven into the seabed and supports the deck structure located above the level of storm waves.

MinDOC:	Minimum Deepwater Operating Concept. Floating production platform designed for stability and dynamic response to waves consisting of three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

offshore:	In unprotected waters outside coastlines.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

plasma-arc cutting system:	Steel cutting system that uses an ionized gas cutting rather than oxy-fuel system.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loadings.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

SPAR:	A vessel with a circular cross-section that sits vertically in the water and is supported by buoyancy chambers (“hard tanks”) at the top and stabilized by a structure (“midsection”) hanging from the hard tanks.

spud barge:	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

tension leg platform (TLP):	A platform consisting of a floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,000 feet.

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 7, 2014

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,569	$24,888
Contract receivables, net	98,579	60,535
Contract retainage	111	1,298
Costs and estimated earnings in excess of billings on uncompleted contracts	24,727	26,317
Other receivables	20	—
Prepaid subcontractor costs	—	33,145
Prepaid expenses and other	4,842	4,457
Inventory	11,329	5,024
Deferred tax assets	9,927	13,039
Income tax receivable	1,365	4,901
Assets held for sale	14,527	—

Total current assets	201,996	173,604
Property, plant and equipment, net	223,555	229,216
Other assets	683	675

Total assets	$426,234	$403,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,054	$49,485
Billings in excess of costs and estimated earnings on uncompleted contracts	35,006	28,498
Accrued employee costs	7,516	5,340
Accrued expenses	3,699	5,161
Accrued contract losses	—	3,790

Total current liabilities	112,275	92,274
Deferred tax liabilities	38,397	37,721

Total liabilities	150,672	129,995
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,493,748 and 14,452,660 shares issued and outstanding at December 31, 2013 and December 31, 2012	10,012	9,956
Additional paid-in capital	93,125	92,512
Retained earnings	172,425	171,032

Total shareholders’ equity	275,562	273,500

Total liabilities and shareholders’ equity	$426,234	$403,495

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$608,326	$521,340	$307,832
Cost of revenue:
Contract costs	584,665	502,999	295,614
Provision for loss on contract receivable	—	14,501	—
Asset impairments	—	—	7,690

Total cost of revenue	584,665	517,500	303,304

Gross profit	23,661	3,840	4,528
General and administrative expenses	11,555	9,806	8,187

Operating income (loss)	12,106	(5,966)	(3,659)
Other income (expense):
Interest expense	(237)	(153)	(173)
Interest income	3	586	1,075
Other, net	(337)	128	309

	(571)	561	1,211

Income (loss) before income taxes	11,535	(5,405)	(2,448)
Income taxes	4,303	(1,314)	(644)

Net income (loss)	$7,232	$(4,091)	$(1,804)

Per share data:
Basic earnings (loss) per share—common shareholders	$0.50	$(0.29)	$(0.13)

Diluted earnings (loss) per share—common shareholders	$0.50	$(0.29)	$(0.13)

Cash dividend declared per common share	$0.40	$0.40	$0.24

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2011	14,340,971	$9,846	$91,112	$186,234	$287,192
Exercise of stock options	8,560	16	151	—	167
Income tax benefit from stock compensation	—	—	146	—	146
Net loss	—	—	—	(1,804)	(1,804)
Vesting of restricted stock	26,912	(32)	(291)	—	(323)
Compensation expense restricted stock	—	91	815	—	906
Dividends on common stock	—		—	(3,485)	(3,485)

Balance at December 31, 2011	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	15,065	(8)	(63)	—	(71)
Income tax benefit from stock compensation	—	—	259	—	259
Net loss	—	—	—	(4,091)	(4,091)
Vesting of restricted stock	61,152	(79)	(717)	—	(796)
Compensation expense restricted stock	—	122	1,100	—	1,222
Dividends on common stock	—	—	—	(5,822)	(5,822)

Balance at December 31, 2012	14,452,660	$9,956	$92,512	$171,032	$273,500
Exercise of stock options	2,900	20	183		203
Income tax benefit from stock compensation			116		116
Net income				7,232	7,232
Vesting of restricted stock	38,188	(32)	(290)		(322)
Compensation expense restricted stock		68	604		672
Dividends on common stock				(5,839)	(5,839)

Balance at December 31, 2013	14,493,748	$10,012	$93,125	$172,425	$275,562

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$7,232	($4,091)	($1,804)
Depreciation	25,087	23,396	20,692
Provision for losses on contract receivables	—	14,501	—
Allowance for doubtful accounts	887	—	—
Loss on the sale of assets	353	—	—
Asset impairments	—	—	7,690
Deferred income taxes	3,788	(1,848)	(883)
Compensation expense—stock comp plans	672	(259)	(146)
Excess tax benefits from share-based payment arrangements	(116)	1,222	906
Changes in operating assets and liabilities:
Contracts receivable, net	(55,353)	(1,937)	(60,057)
Contract retainage	1,187	3,015	6,687
Costs and estimated earnings in excess of billings on uncompleted contracts	1,590	(13,335)	(6,469)
Billings in excess of costs and estimated earnings on uncompleted contracts	9,418	(20,865)	42,148
Accounts payable	16,569	28,983	15,240
Prepaid subcontractor costs	33,145	(23,414)	(9,731)
Prepaid expenses and other assets	(385)	(1,113)	330
Inventory	(6,305)	1,254	(2,013)
Other receivables	(20)	—	—
Accrued contract losses	(3,790)	3,790	—
Accrued employee costs	1,854	944	(1,317)
Accrued expenses	(1,462)	2,551	1,082
Current income taxes	3,652	(1,757)	(423)

Net cash provided by operating activities	$38,003	$11,037	$11,932
Cash flows from investing activities:
Capital expenditures, net	(21,353)	(35,890)	(41,545)
Proceeds on the sale of equipment	551	—	—

Net cash used in investing activities	(20,802)	(35,890)	(41,545)
Cash flows from financing activities:
Borrowings against notes payable	45,000	—	—
Payments on notes payable	(45,000)	—	—
Proceeds from exercise of stock options	203	17	167
Excess tax benefit from share-based payment arrangements	116	259	146
Payments of dividends on common stock	(5,839)	(5,822)	(3,485)

Net cash used in financing activities	(5,520)	(5,546)	(3,172)

Net increase (decrease) in cash and cash equivalents	11,681	(30,399)	(32,785)
Cash and cash equivalents at beginning of period	24,888	55,287	88,072

Cash and cash equivalents at end of period	$36,569	$24,888	$55,287

Supplemental cash flow information:
Interest paid	$843	$99	$132

Income taxes paid (received), net of payments (refunds)	$3,138	$2,291	$660

Schedule of Noncash Financing Activities
Reclassification of assets to held for sale	$14,527	—	—

The accompanying notes are an integral part of these statements

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures. The Company’s principal corporate office is located in Houston, Texas and its fabrication facilities are located in Houma, Louisiana and San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Gulf Island Fabrication, Inc. (“Gulf Island,” “we,” “our” or the “Company”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P. (both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (which performs marine fabrication and construction services), Dolphin Services, L.L.C. (which performs offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (which sells steel plate and other steel products) and Gulf Island Resources, L.L.C. (which hires of laborers with similar rates and terms as those provided by contract labor service companies).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management include asset impairments, value of assets held for sale, provisions for contract losses, contract revenues, costs and profits and the application of the percentage-of-completion (POC) method of accounting. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

We routinely review individual contracts receivable balances and make provisions for probable doubtful accounts as we deem appropriate. Among the factors considered during the review are the financial condition of

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2013, the Company included a reserve for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project.

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

Assets Held for Sale

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement and reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes the assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of the assets held for sale at December 31, 2013 represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items.

Workers Compensation Liability

The Company and its subsidiaries are self-insured for workers’ compensation liability except for losses in excess of varying threshold amounts. Our workers compensation liability balance was $1.9 million and $1.6 million as of December 31, 2013 and 2012, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair Value Measurements

The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgments and estimates. Valuation techniques used to measure fair value maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1—inputs are based upon quoted prices for identical instruments traded in active markets.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in inactive markets and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar valuation techniques.

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 5- “Assets Held for Sale” for additional information regarding fair value measurements.

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

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built into the unit rates.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. In connection with our estimation process, we have not recorded any amounts as a result of liquidated damage claims as of December 31, 2013 and 2012.

At December 31, 2013, we recorded revenue totaling $0.1 million related to certain change-orders on two projects which have been approved as to scope but not price. At December 31, 2013, we also recorded revenue totaling $3.7 million related to re-measure units and quantities on a unit rate contract. We expect to resolve all unapproved items in the first and second quarters of 2014. At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change-orders on four projects which were approved as to scope but not price. At December 31, 2012, we also recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract. All unapproved items as of December 31, 2012 have been resolved as of December 31, 2013. No revenues were recorded at December 31, 2011 related to unapproved change-orders.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $30.8 million, $12.5 million, and $3.0 million in the years ended December 31, 2013, 2012, and 2011, respectively.

During the quarter ended September 30, 2013, we entered into discussions with a large deepwater customer concerning our customer’s request for a reduction in scope of the project, whereby remaining completion and integration work would be performed at the integration site by a different integration contractor. We transferred the project deliverables to the integration contractor’s site and removed from backlog estimated revenue of $25.5 million and estimated labor hours of 271,000 hours representing our previous estimate of remaining work to complete the project during the third quarter of 2013. Throughout the fourth quarter of 2013 and into the first quarter 2014, we continued negotiations with our large deepwater customer with respect to final amounts due to us and to our subcontractors for claims for all work performed prior to transition of the scope of work to the

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer-designated replacement contractor. We expect to execute a final change order to this contract with the customer in early March 2014 that will provide for a final payment of $11.0 million by our customer during the first half of 2014. Based primarily on the status of these ongoing negotiations, we recorded an additional loss provision of $18.2 million in the fourth quarter of 2014 related to this project. For the year ended December 31, 2013, we recognized estimated contract losses of $29.6 million primarily as a result of our inability to recover certain costs and the de-scoping of this contract.

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

2. CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. Of our contracts receivable balance at December 31, 2013, $74.4 million, or 75.45%, is for two customers.

At December 31, 2013, the company included a reserve for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project.

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2013	2012
Completed contracts
Current receivables	$3,885	$3,320
Long term receivables due after one year	—	—
Contracts in progress:
Current receivables	95,581	71,723
Retainage due within one year	111	1,298

	99,577	76,341
Less allowance for doubtful accounts	887	14,508

	$98,690	$61,833

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2013	2012
Costs incurred on uncompleted contracts	$991,123	$659,422
Estimated profit earned to date	40,045	21,883

	1,031,168	681,305
Less billings to date	1,041,447	683,486

	$(10,279)	$(2,181)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$24,727	$26,317
Billings in excess of costs and estimated earnings on uncompleted contracts	(35,006)	(28,498)

	$(10,279)	$(2,181)

5. ASSETS HELD FOR SALE

On July 13, 2012, we received notice from our customer, Bluewater Industries, requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s Cheviot project, and (ii) an amendment to the scheduled payment terms under the original contract. On August 16, 2012, we entered into a binding agreement with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the original contract and suspend the project. Among other things, the agreement outlines the revised payment terms for the contracts receivable balance and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater was required to pay $200,000 on or before the last day of each calendar month through February 28, 2013, with the remaining outstanding balance due on or before March 31, 2013. In addition, if Bluewater had fully paid the balance on or prior to March 31, 2013, Bluewater would have the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater will have had no further rights to request a suspension of work. If Bluewater failed to make timely payments pursuant to the revised payment plan, we had the right to terminate the Contract, and to retain title to any project deliverables. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment.

As of December 31, 2012, $56.8 million had been billed on the Cheviot project and the outstanding balance was approximately $31.3 million. We recorded a $14.5 million reserve on the balance as of December 31, 2012. All installments under the agreement were paid through February 28, 2013; however the remaining balance of $30.9 million was not paid on or before March 31, 2013, triggering a default by our customer. As of April 1, 2013, the agreement terminated and we initiated action to enforce our rights under the security agreement.

As of June 30, 2013, the carrying amount of assets and liabilities relating to the project was reclassified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of cost and estimated earnings on uncompleted contracts, and assets held for sale. There was no additional loss recorded in connection with the non-cash reclassification. As of December 31, 2013, management estimates that the fair value of these assets held for sale was $13.5 million. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, during 2013 we included $1.0 million in assets held for sale for the sale of an aircraft. We recorded a $0.3 million loss on the sale of the aircraft. The aircraft was delivered to the buyer in February 2014.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2013	2012
	(in Years)
Land	n/a	$10,463	$10,463
Buildings	25	62,515	60,729
Machinery and equipment	3 to 25	198,611	198,571
Furniture and fixtures	3 to 5	5,143	4,928
Transportation equipment	3 to 5	3,224	3,139
Improvements	15	123,201	95,874
Construction in progress	n/a	7,450	20,397

		410,607	394,101
Less accumulated depreciation		187,052	164,885

		$223,555	$229,216

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2013, 2012, and 2011, the Company expensed $9.5 million, $7.7 million, and $1.9 million, respectively, related to these leases.

On June 10, 2013, the Company entered into a lease agreement with BRI 1825 Park Ten, LLC for certain office and parking facilities located in Houston, Texas to house its corporate office. Leased premises consist of office space of approximately 4,421 square feet. The term of the lease, which commenced August 1, 2013, is 64 months. The Company has an option to extend the lease term for a period of five (5) years after the expiration date. Additionally, on December 9, 2013, we entered into an amendment to the lease to effectively provide an additional 3,624 square feet of office space. The amendment, among other things, extends the term for both the existing premises and expansion premises to January 31, 2020. The schedule of minimum rental payments for operating leases is as follows:

2014	$114,945.96
2015	117,156.48
2016	119,367.00
2017	121,577.52
2018	123,788.04

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2013	2012
Deferred tax liabilities:
Property, plant and equipment	$38,397	$37,721

Total deferred tax liabilities:	38,397	37,721
Deferred tax assets:
Employee benefits	677	588
Uncompleted contracts	931	3,472
Stock based compensation expense	65	126
Allowance for uncollectible accounts	311	5,107
Federal net operating loss	7,584	3,608
Other	359	138

Total deferred tax assets:	9,927	13,039

Net deferred tax liabilities:	$28,470	$24,682

Our federal net operating losses can be carried forward twenty years. For the year ending December 31, 2013 we expect our net operating loss to increase. We utilized $17.1 million for the year ended December 31, 2012 and expect to utilize the remaining $21.8 million of this federal net operating loss in 2014.

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2013	2012	2011
Current:
Federal	$—	$—	$—
State	254	534	239

Total current	254	534	239

Deferred:
Federal	4,049	(1,749)	(828)
State	—	(99)	(55)

Total deferred	4,049	(1,848)	(883)

Income taxes	$4,303	$(1,314)	$(644)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2013	%	2012	%	2011	%
U.S. statutory rate	$4,037	35.0%	$(1,892)	35.0%	$(857)	35.0%
Increase (decrease) resulting from:
State income taxes	317	2.7	783	(14.5)	289	(11.8)
Qualified Production Activities
Income—Deduction	—	—	—	—	—	—
Federal Work Opportunity Tax Credit	—	—	—	—	—	—
Other	(51)	(0.4)	(205)	3.8	(76)	3.1

Income tax expense	$4,303	37.30%	$(1,314)	24.3%	$(644)	26.3%

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. LINE OF CREDIT

The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides the Company with an $80 million revolving credit facility. The credit agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit. The credit facility matures on December 31, 2014. We intend to renew our credit facility prior to its expiration. Our revolving line of credit is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit

On September 12, 2013, we entered into an amendment to our credit facility under which two new guarantors, both of which are subsidiaries of the Company, agreed to guaranty the Company’s obligations under the credit facility, and grant a security interest over certain collateral to secure such obligations. The amendment also released any liens in favor of the lenders affecting real property of the Company, and its subsidiaries located in the state of Louisiana, and grants the lenders a security interest in all of the accounts of the Company and its subsidiaries. Further, the Company agreed to cause all subsidiaries subsequently formed or acquired, subject to certain exceptions, to execute both a guaranty and a security agreement with respect to Gulf Island’s obligations under the credit facility.

At March 7, 2014 we had no amounts borrowed under our revolving line of credit, and we had outstanding letters of credit totaling $51.5 million, which reduced the unused portion of our revolving line of credit to $28.5 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $246.4 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2013, we were in compliance with these covenants.

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

In December 2004, we received notice from Louisiana Department of Environmental Quality that a Corrective Action Plan submitted in October 2004 was not acceptable. The Corrective Action Plan was developed to provide remediation to several isolated areas located on property we sold in 2001. In mid-2005, the LDEQ approved a sampling plan with the proposed sampling to begin in September of 2005. Due to the hurricanes that struck the Louisiana coast in 2005, the scheduled sampling was cancelled. In October 2006, the sampling was completed. This sampling plan was rejected by the LDEQ in April 2008. We submitted a revised sampling plan to the LDEQ in September 2008 and it was later approved with stipulations. After sampling, we filed a report with the LDEQ in mid July 2010. After its review, the agency requested an overall remediation plan. Through a third party, we completed our plan in February 2012. The LDEQ approved our plan in December 2012 with stipulations. We accrued an additional $105,000 in 2012 due to these plan adjustments. We performed the work pursuant to the site plan in January and February of 2013 and await the LDEQ’s approval of the results. All known amounts relating to this remediation have been paid at December 31, 2013.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. REVENUES FROM MAJOR CUSTOMERS

The Company’s customer base is primarily concentrated in the oil and gas and marine industries. The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded; however, the Company is highly dependent on a few large customers in each year, particularly customers for our major deepwater projects, as shown below. Revenues from customers comprising 10% or more of the Company’s total revenue for the years ended December 31 are summarized as follows (in thousands):

	2013	2012	2011
Williams Field Services-Gulf Coast Company L.P.	$216,875	$124,841	$19,334
Chevron Corporation	148,539	192,370	63,769

11. INTERNATIONAL REVENUES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 6%, 9%, and 16% of the Company’s revenues for the years ended December 31, 2013, 2012 and 2011, respectively, as follows:

	December 31,
	2013	2012	2011
	(In millions)
Location:
United States	$570.7	$472.4	$259.0
International	37.6	48.9	48.8

Total	$608.3	$521.3	$307.8

12. CONTRACT COSTS

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects.

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus pass-through costs incurred on the contract during the period. Consequently, pass-through costs have no impact in the determination of gross margin recognized for the related project for a particular period.

Pass-through costs as a percentage of revenue were 58.5%, 48.3% and 45.3% for the years ended December 31, 2013, 2012 and 2011, respectively.

There were no prepaid subcontractor costs at December 31, 2013 and $33.1 million as of December 31, 2012. These costs represent uninstalled materials purchased using customer funds, and are recognized as pass-through costs in the period the materials are installed.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. RETIREMENT PLAN

The Company has a defined contribution plan for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the retirement plan. Contributions to the retirement plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2013, 2012, and 2011, the Company contributed a total of $2.7 million, $2.6 million, and $1.9 million, respectively.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2013	2012	2011
Basic:
Numerator:
Net Income (loss)	$7,232	$(4,091)	$(1,804)
Less: Distributed loss / distributed and undistributed income (unvested restricted stock)	75	46	39

Net income (loss) attributable to common shareholders	$7,157	$(4,137)	$(1,843)

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,463	14,400	14,351

Basic earnings per share—common shareholders	$0.50	$(0.29)	$(0.13)

Diluted:
Numerator:
Net income	$7,232	$(4,091)	$(1,804)
Less: Distributed loss / distributed and undistributed income (unvested restricted stock)	75	46	39

Net income attributable to common shareholders	$7,157	$(4,137)	$(1,843)

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,463	14,400	14,351
Effect of dilutive securities:
Employee stock options	6	—	—

Denominator for dilutive earnings per share-weighted-average shares	14,469	14,400	14,351

Diluted earnings per share—common shareholders	$0.50	$(0.29)	$(0.13)

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

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2013, there were approximately 496,000 shares in the aggregate remaining available for future issuance under the Plan, the 2002 Plan and the 2011 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. The compensation committee did not grant any stock options under the Incentive Plans 2013, 2012, or 2011.

A summary of the Company’s stock option activity as of December 31, 2013, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	32,900	$19.83
Granted	—	—
Exercised	(2,900)	16.69
Forfeited or expired	(10,000)	16.69

Outstanding at December 31, 2013	20,000	$21.85	0.9	$27

Vested at December 31, 2013	20,000	$21.85	0.9	$27

Exercisable at December 31, 2013	20,000	$21.85	0.9	$27

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $26,000, $250,000, and $133,000, respectively.

Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $48,000, $17,000, and $167,000, respectively. The excess tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $116,000, $259,000 and $146,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, all compensation costs related to options granted under the Incentive Plans were recognized. All options granted under the Incentive Plans have vested as of December 31, 2009.

Under the Incentive Plans, the compensation committee may award shares of restricted stock to eligible participants as the Committee determines pursuant to the terms of the Incentive Plans. An award of restricted stock shall be subject to transfer restrictions, forfeit provisions and other terms and conditions subject to the provisions of the Incentive Plans. At the time an award of restricted stock is made, the compensation committee shall establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested. Except for the shares of restricted stock that vest based on the attainment of performance goals, the restricted period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted.

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted during 2013 to our non-employee directors vests in annual 20% installments beginning on the first anniversary of the date of the grant, while awards of restricted stock granted to employees during 2013 vest in annual 1/3 installments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. In 2013, the compensation committee granted 100,150 shares of restricted stock with a weighted-average grant-date fair value of $23.22. The compensation committee granted 60,250 shares of restricted stock in 2012 with a weighted-average grant date fair value of $23.53. The compensation committee granted 67,600 shares of restricted stock in 2011 with a weighted-average grant date fair value of $28.43. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at January 1, 2013	143,150	$24.28
Granted	100,150	23.22
Vested	(38,188)	23.14
Forfeited	(26,162)	23.82

Restricted shares at December 31, 2013	178,950	$24.00

As of December 31, 2013, there was $3.1 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 3.9 years. The total fair value of shares vested during the year ended December 31, 2013 was $1.3 million.

Share-based compensation cost that has been charged against income for the Incentive Plans was $671,000, $1.2 million and $906,000 for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $116,000, $297,000 and $238,000 for 2013, 2012 and 2011, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2013 and 2012 were as follows (in thousands, except per share data):

	March 31, 2013	June 30, 2013 (a)	September 30, 2013	December 31, 2013 (a)
Revenue	$150,422	$154,575	$168,191	$135,138
Gross profit (loss)	6,704	9,677	9,055	(1,775)
Net Income (loss)	2,787	4,279	3,276	(3,110)
Basic EPS	0.19	0.30	0.23	(0.22)
Diluted EPS	0.19	0.30	0.23	(0.22)

	March 31, 2012	June 30, 2012	September 30, 2012 (a)	December 31, 2012 (b)
Revenue	$113,083	$137,227	$141,793	$129,237
Gross profit (loss)	12,668	13,905	(13,379)	(9,354)
Net income (loss)	6,779	7,592	(10,372)	(8,090)
Basic EPS	0.47	0.52	(0.72)	(0.56)
Diluted EPS	0.47	0.52	(0.72)	(0.56)

(a)	We recognized contract losses of $18.2 million in the three-month period ended December 31, 2013, $10.9 million in the three-month period ended September 30, 2013, and $.6 million in the three-month period ended June 30, 2013, as required under the accounting for loss contracts under percentage of completion accounting. Contract losses increased in 2013 due mainly to the impact of de-scoping and final close-out of one of our major deepwater projects, as further discussed in the Note 1 under “Revenue Recognition” above. Losses in 2012 were due to the increase in estimated man-hours to complete one of our major deepwater contracts, primarily driven by revisions and delivery delays to specifications and designs by our customer in the third quarter of 2012 causing out-of-sequence work schedules to be used while executing the project. The customer also extended delivery of the first phase of the project as a result of these revisions. On March 7, 2013 we executed change orders with the customer which settled issues raised in a claim for additional costs on this project. Revenue for this claim was recorded in the three-month period ended December 31, 2012.
(b)	We determined the contract receivable balance owed by Bluewater Industries on the Cheviot project as describe in Note 1 “Assets held for sale” would not likely be collected in full and recorded a $14.5 million reserve as of December 31, 2012. In March 2013, we terminated our contract with Bluewater relating to this project.

17. SUBSEQUENT EVENTS

On February 27, 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 24, 2014 to shareholders of record on March 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2014.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2014.

Signature	Title

/S/ KIRK J. MECHE Kirk J. Meche	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JEFFREY M. FAVRET Jeffrey M. Favret, III	Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ JERRY D. DUMAS, Sr. Jerry D. Dumas, Sr.	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ JOHN P. LABORDE John P. Laborde	Chairman of the Board

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1	Asset Purchase and Sales Agreement by and among the Company, New Vision, L.P., Gulf Marine Fabricators, and Technip-Coflexip USA Holdings, Inc. dated December 20, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 22, 2005. ^

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863). *

4.2	Rights Agreement by and between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, dated March 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 26, 2009.

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	Form of Stock Option Agreement under the Company’s Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997. † ^

10.5	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.6	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed August 9, 2011 (Registration No. 333-176187).

10.7	Form of Stock Option Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. † ^

10.8	Form of Restricted Stock Agreement under the Company’s 2002 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.9	Form of Reimbursement Agreement. * †

10.10	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.11	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

E-1

10.12	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

10.13	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

10.14	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.15	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.16	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of February 19, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.17	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008.

10.18	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.19	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.20	Tenth Amendment to the Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2011.

10.21	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 30, 2012.

10.22	Twelfth Amendment to the Ninth Amended and Restated Credit Agreement dated September 12, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 13, 2013.

10.23	Retirement and Consulting Agreement, dated December 28, 2012, between the Company and Kerry J. Chauvin, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 2, 2013.

10.24	Change of Control Agreement, dated January 1, 2014, between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014.

10.25	Change of Control Agreement, dated January 1, 2014, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 3, 2014.

10.26	Change of Control Agreement, dated January 1, 2014, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 3, 2014.

E-2

21.1	Subsidiaries of the Company — The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.
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