Form 10-Q
period 2014-03-31
GULF ISLAND FABRICATION INC
filed 2014-04-28
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 28, 2014 was 14,497,908.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,178	$36,569
Contracts receivable, net	92,504	98,579
Contract retainage	111	111
Costs and estimated earnings in excess of billings on uncompleted contracts	20,692	24,727
Prepaid expenses and other	3,586	4,862
Inventory	11,195	11,329
Deferred tax assets	6,885	9,927
Income tax receivable	1,448	1,365
Assets held for sale	13,527	14,527

Total current assets	173,126	201,996
Property, plant and equipment, net	234,660	223,555
Other assets	673	683

Total assets	$408,459	$426,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,585	$66,054
Billings in excess of costs and estimated earnings on uncompleted contracts	28,617	35,006
Accrued employee costs	6,574	7,516
Accrued expenses	3,588	3,699

Total current liabilities	93,364	112,275
Deferred tax liabilities	37,179	38,397

Total liabilities	130,543	150,672

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,497,908 issued and oustanding at March 31, 2014 and 14,493,748 at December 31, 2013, respectively	10,040	10,012
Additional paid-in capital	93,382	93,125
Retained earnings	174,494	172,425

Total shareholders’ equity	277,916	275,562

Total liabilities and shareholders’ equity	$408,459	$426,234

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$134,690	$150,422
Cost of revenue	125,917	143,718

Gross profit	8,773	6,704
General and administrative expenses	3,373	2,355

Operating income	5,400	4,349

Other income (expense):
Interest expense	(24)	(64)
Interest income	3	1
Other income (expense)	(104)	—

	(125)	(63)

Income before income taxes	5,275	4,286

Income taxes	1,740	1,499

Net income	$3,535	$2,787

Per share data:

Basic earnings per share - common shareholders	$0.24	$0.19

Diluted earnings per share - common shareholders	$0.24	$0.19

Weighted-average shares	14,496	14,455
Effect of dilutive securities: employee stock options	—	6

Adjusted weighted-average shares	14,496	14,461

Cash dividend declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2014	14,493,748	$10,012	$93,125	$172,425	$275,562
Exercise of stock options				—	—
Net income	—	—	—	3,535	3,535
Vesting of restricted stock	4,160	(3)	(28)	—	(31)
Compensation expense restricted stock	—	31	285	—	316
Dividends on common stock	—	—	—	(1,466)	(1,466)

Balance at March 31, 2014	14,497,908	$10,040	$93,382	$174,494	$277,916

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$3,535	$2,787
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,379	6,126
Loss on sale of asset	85	—
Deferred income taxes	1,824	1,983
Compensation expense - restricted stock	316	185
Changes in operating assets and liabilities:
Contracts receivable	6,075	(73,656)
Contract retainage	—	(169)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,035	1,450
Prepaid subcontractor costs	—	1,308
Prepaid expenses and other assets	1,276	843
Inventory	134	(96)
Accounts payable	(18,363)	33,866
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,389)	10,921
Accrued employee costs	(974)	345
Accrued expenses	(111)	(2,966)
Current income taxes	(83)	105

Net cash used in operating activities	(2,261)	(16,968)

Cash flows from investing activities:
Capital expenditures, net	(10,589)	(4,206)
Proceeds on the sale of equipment	925	—

Net cash used in investing activities	(9,664)	(4,206)

Cash flows from financing activities:
Borrowings against line of credit	15,000	16,000
Payments on line of credit	(15,000)	(6,000)
Payments of dividends on common stock	(1,466)	(1,460)

Net cash (used in) provided by financing activities	(1,466)	8,540

Net change in cash and cash equivalents	(13,391)	(12,634)
Cash and cash equivalents at beginning of period	36,569	24,888

Cash and cash equivalents at end of period	$23,178	$12,254

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE - MONTH

PERIODS ENDED March 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures. The Company’s principal corporate office is located in Houston, Texas and its fabrication facilities are location in Houma, Louisiana and San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Gulf Island Fabrication, Inc. (“Gulf Island,” “we,” “our” or the “Company”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine Fabricators, L.P. (“Gulf Marine”) (both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”, which performs marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services”, which performs offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”, which sells steel plate and other steel products) and Gulf Island Resources, L.L.C. (“Gulf Island Resources”, which hires laborers with similar rates and terms as those provided by contract labor service companies).

Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats, offshore support vessels, dry docks, liftboats, tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Cash flows from operating activities for accrued contract losses in the consolidated statement of cash flows for the three-month period ended March 31, 2013 has been reclassified to conform to the March 31, 2014 presentation. Operating results for the three-month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at March 31, 2014, $65.7 million, or 71.0%, is with three customers. Projects for these three customers consist of a deepwater hull and deck for one customer, two separate projects with fabrication and installation of offshore skids for another customer, and jackets, piles, and topsides for a deepwater Gulf of Mexico project for a third customer.

At March 31, 2014, the Company’s contracts receivable balance included a reserve for bad debt in the amount of $0.9 million, recorded in the third quarter 2013 in connection with a vessel upgrade and outfitting project.

NOTE 3 – ASSETS HELD FOR SALE

On July 13, 2012, we received notice from our customer, Bluewater Industries, requesting (i) a slowdown of work on ATP Oil & Gas (UK) Limited’s Cheviot project, and (ii) an amendment to the scheduled payment terms under the original contract. On August 16, 2012, we entered into a binding agreement with Bluewater, an engineering consulting firm engaged by ATP UK to oversee the fabrication of the Cheviot project, to amend and restate the original contract and suspend the project. Among other things, the agreement outlines the revised payment terms for the contracts receivable balance and the limitations on Bluewater’s ability to request an extended suspension of work. Specifically, Bluewater was required to pay $200,000 on or before the last day of each calendar month through February 28, 2013, with the remaining outstanding balance due on or before March 31, 2013. In addition, if Bluewater had fully paid the balance on or prior to March 31, 2013, Bluewater would have had the option to extend the suspension of work on the Cheviot project to June 30, 2013, after which Bluewater would have no further rights to request a suspension of work. If Bluewater failed to make timely payments pursuant to the revised payment plan, we had the right to terminate the Contract, and to retain title to any project deliverables. We also entered into a security agreement with Bluewater pursuant to which Bluewater granted us a security interest in certain of its equipment.

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

As of June 30, 2013, the carrying amount of assets and liabilities relating to the project was reclassified as held for sale in our consolidated balance sheet, resulting in a non-cash change in contract receivables, billings in excess of cost and estimated earnings on uncompleted contracts, and assets held for sale. There was no additional loss recorded in connection with the non-cash reclassification. As of March 31, 2014, management estimates that the fair value of these assets held for sale was $13.5 million.

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of March 31, 2014, management estimates that the fair value of these assets held for sale was $13.5 million.

During the first quarter of 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale. The manufacturer has agreed to assist with the preparation for sale and marketing efforts of this equipment, in return for a percentage of the sale proceeds.

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

NOTE 4 – LINE OF CREDIT

The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank, N.A. (as amended, the “Credit Agreement”) that provides the Company with an $80 million revolving credit facility (the “Credit Facility”). The Credit Agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit and matures on December 31, 2014. We intend to renew the Credit Facility prior to its expiration.

The Credit Facility is secured by substantially all of our assets other than real property located in the state of Louisiana. Amounts borrowed under the Credit Facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Credit Facility.

At March 31, 2014, no amounts were outstanding under the Credit Facility, and we had outstanding letters of credit totaling $51.5 million, reducing the unused portion of our revolving credit facility to $28.5 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1, a net worth minimum requirement of $248.2 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of March 31, 2014, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects.

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus cost incurred, including pass-through costs on the contract during the period. Consequently, pass-through costs are included in revenue but have no impact in the determination of gross profit for a particular period.

Pass-through costs as a percentage of revenue were 68.9% and 56.3% for the three-month periods ended March 31, 2014 and 2013, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include unbilled costs of $14.3 million relating to two major customers. Billings in excess of costs and estimated earnings include advances of $20.9 million from three major customers.

At March 31, 2014, we recorded revenue totaling $5.0 million related to certain change orders on seven projects which have been approved as to scope but not price. We expect to resolve these change orders in the second quarter of 2014. At March 31, 2013, we recorded revenue totaling $4.8 million related to certain change orders on three projects that had been approved as to scope but not price. All unapproved items as of March 31, 2013 have been subsequently approved in the normal course of business.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	March 31, 2014	March 31, 2013
Basic:
Numerator:
Net income	$3,535	$2,787
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	38	24

Net income attributable to common shareholders	$3,497	$2,763

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,496	14,455

Basic earnings per share - common shareholders	$0.24	$0.19

Diluted:
Numerator:
Net Income	$3,535	$2,787
Less: Distributed loss/distributed and undistributed income (unvested restricted stock)	38	24

Net income attributable to common shareholders	$3,497	$2,763

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,496	14,455
Effect of dilutive securities:
Employee stock options	—	6

Denominator for dilutive earnings per share-weighted-average shares	14,496	14,461

Diluted earnings per share - common shareholders	$0.24	$0.19

NOTE 7 – SUBSEQUENT EVENTS

On April 24, 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable May 30, 2014 to shareholders of record on May 13, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in such forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes in our evaluation of our critical accounting policies since December 31, 2013.

Backlog

Our backlog is based on management’s estimate of the direct labor hours required to complete a project, and the remaining revenue to be recognized with respect to those projects for which a customer has authorized us to begin work or purchase materials pursuant to written contracts, letters of intent or other forms of authorization. As engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete a project and the price of a project at completion is likely to change.

All projects currently included in our backlog are generally subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is ordinarily required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. In addition, customers have the ability to delay the execution of projects.

As of March 31, 2014, we had a revenue backlog of $271.4 million and a labor backlog of approximately 2.5 million man-hours remaining to work, including commitments received through April 14, 2014, compared to a revenue backlog of $358.7 million and a labor backlog of 3.3 million man-hours reported as of December 31, 2013.

Of our backlog at March 31, 2014,

•	78.0% was for three customers compared to 69.1% for three customers at December 31, 2013.

•	$171.1 million, or 63.1%, represented projects destined for deepwater locations compared to $224.5 million, or 62.6%, at December 31, 2013.

•	$19.4 million, or 7.2%, represented projects destined for foreign locations compared to $28.7 million, or 8.0%, at December 31, 2013.

Projects for our three largest customers consist of a jacket, piles, and topsides for a deepwater Gulf of Mexico project for one customer, which commenced in the second and third quarters of 2013, respectively; two 214 foot offshore supply vessels (OSVs) for a second customer, which commenced in the first quarter of 2013; and two projects for the fabrication and installation of offshore skids for one customer, which commenced in the second quarter of 2013. The deepwater project is scheduled to be completed during the third quarter of 2015; the first OSV is expected to ship during the second quarter of 2014; the second OSV is expected to ship during the fourth quarter of 2014; and the fabrication and installation of skids are scheduled to be completed in the fourth quarter of 2014 and the end of 2015, respectively.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of March 31, 2014, we expect to recognize revenue from our backlog of approximately

•	$235.7 million, or 86.8%, during the remaining nine months of 2014, and

•	$35.7 million, or 13.2% during the calendar year 2015.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2014. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase in the second quarter of 2014.

Workforce

As of March 31, 2014, we had approximately 2,000 employees and approximately 250 contract employees, compared to approximately 1,900 employees and approximately 470 contract employees as of December 31, 2013.

Man-hours worked were 953,000 during the three-month period ended March 31, 2014, compared to 1.0 million for the three-month period ended March 31, 2013. The major factors contributing to the decrease in man-hours worked for the three-month period ended March 31, 2014 was the significant effort towards completion of work on two deepwater projects and higher utilization of subcontract work in the second half of 2013, as compared to the three-month period ended March 31, 2014, partially offset by increased work on jacket, piles, and topside projects for a large deepwater customer, destined for the Gulf of Mexico in the first quarter of 2014.

Results of Operations

Our revenue for the three-month periods ended March 31, 2014 and 2013 was $134.7 million and $150.4 million, respectively, representing a decrease of 10.5%.

The decrease in revenue for the three-month periods ended March 31, 2014 is primarily attributable to substantial revenue for a large deepwater project recognized during the first quarter of 2013, partially offset by higher levels of revenue from pass-through costs in 2014. Pass-through costs as a percentage of revenue was 68.9% and 56.3%, for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. Pass-through costs increased primarily due to increased amounts of subcontractor services incurred for several of our projects as they entered into the latter stages of completion. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the timing of recognition of gross profit for any given period.

For the three-month periods ended March 31, 2014 and 2013, gross profit was $8.8 million (6.5% of revenue) and $6.7 million (4.5% of revenue), respectively. The increase in gross profit was primarily due to increased margin on revenue associated with fabrication of topside and hull projects for a large deepwater customer after contract renegotiations to effectively convert the contracts from a unit rate basis to a capped time and materials basis and increased margin on two projects for the fabrication and installation of offshore skids.

General and administrative expenses were $3.4 million and $2.4 million for the three-month periods ended March 31, 2014 and March 31, 2013, respectively. As a percentage of revenue, general and administrative expenses for the three-month period ended March 31, 2014 were 2.5%, compared to 1.6% for the three-month period ended March 31, 2013. Factors that contributed to the increase in general and administrative expenses for the three months ended March 31, 2014 include:

•	increases in executive and staff salaries and incentives and lease expense in connection with the relocation of our corporate headquarters to Houston, Texas; and

•	expenses associated with an increase in the number of directors serving on our board.

The Company had net interest expense of $21,000 for the three-month period ended March 31, 2014, compared to net interest expense of $63,000 for the three-month period ended March 31, 2013. The decrease in net interest expense for the three-month period ended March 31, 2014 was primarily driven by a reduction in interest expense as a result of decreased borrowings on our line of credit during the first three months of 2014.

The Company had $104,000 of other expense for the three-month period ended March 31, 2014, compared to no other expense for the three-month period ended March 31, 2013. Other expense for the period ended March 31, 2014, primarily represents gains or losses on sales of property, plant, and equipment.

Our effective income tax rate for the three-month period ended March 31, 2014 was 33%, compared to an effective tax rate of 35% for the comparable period of 2013. The decrease in the effective tax rate for the three-month period is due to an increase in our estimated Federal qualified production activities income deduction and a decrease in Louisiana state income tax apportionment.

Liquidity and Capital Resources

Historically, we have funded our business activities through cash generated from operations. The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank, N.A. (as amended, the “Credit Agreement”) that provides the Company with an $80 million revolving credit facility (the “Credit Facility”). The Credit Agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit and matures on December 31, 2014. We intend to renew the Credit Facility prior to its expiration. The Credit Facility is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under the Credit Facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Credit Facility.

At April 28, 2014, no amounts were borrowed under the Credit Facility, and we had outstanding letters of credit totaling $51.5 million, reducing the unused portion of the Credit Facility to $28.5 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1 a minimum net worth requirement of $248.2 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of March 31, 2014, we were in compliance with all covenants, and had no amounts outstanding under the Credit Facility.

At March 31, 2014, our cash and cash equivalents totaled $23.2 million, compared to $36.7 million at December 31, 2013. Working capital was $79.8 million and our ratio of current assets to current liabilities was 1.85 to 1 at March 31, 2014. Our primary use of cash during the period was related to capital expenditures for our Texas facility and costs related to one of our large deepwater projects.

In connection with work associated with a hull and topside project for a large deepwater customer, we had a receivable balance of $ 39.0 million at March 31, 2014, of which $8.2 million was subsequently received. In addition, we had unbilled amounts of $7.0 at March 31, 2014 related to these projects. We expect to bill and collect these amounts in the second quarter of 2014.

For the three-month period ended March 31, 2014 net cash used in operating activities was $2.3 million, compared to $17.0 million at March 31, 2013. The decrease in cash used in operations for the three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013, was primarily due to the subsequent collection of certain March 31, 2013 contract receivable amounts, offset by a non-cash reclassification of $6.9 million relating to a capital expenditure accrual that will be paid in the second quarter of 2014. At March 31, 2013 we had approximately $102.5 million in receivables for four projects, of which $84.8 million was subsequently collected, $0.9 million was included in a reserve for bad debt, and $16.8 million was included in a June 30, 2013 reclassification of the carrying amount of assets and liabilities to assets held for sale, related to the Cheviot project, as further described in Note 3 in the Notes to Consolidated Financial Statements.

Net cash used in investing activities for the three-month period ended March 31, 2014 was $9.7 million, compared to $4.2 million for the three-month period ended March 31, 2013. Investing activities for 2014 were primarily related to capital expenditures for equipment, including the purchase of a crane for our Texas facility.

We anticipate capital expenditures for the remainder of 2014 to be approximately $20.0 million. Included in anticipated expenditures for the next three quarters is the purchase of equipment and additional yard and facility infrastructure improvements, including $5.4 of maintenance capital expenditures at our Texas and Louisiana facilities, $1.1 million for yard improvements at our Texas facility, $6.9 million for a crane at our Texas facility and $1.2 million for forklifts for our Texas facility.

Net cash used in financing activities for the three-months ended March 31, 2014 was $1.5 million related to payments of dividends, compared to net cash provided from financing activities of $8.5 million at March 31, 2013 relating to proceeds from borrowings against our line of credit, offset by the payment of dividends.

We believe our cash and cash equivalents, generated by operating activities, our investment in net contract position, and funds available under the revolver will be sufficient to fund our capital expenditures and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended March 31, 2014. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no changes during the fiscal quarter ended March 31, 2014 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the information included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 24, 2014, announcing the scheduled time for the release of its 2014 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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

GULF ISLAND FABRICATION, INC.

By:	/s/ Jeffrey M. Favret
Jeffrey M. Favret
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

Date: April 28, 2014

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 24, 2014, announcing the scheduled time for the release of its 2014 first quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i)       Consolidated Balance Sheets,

(ii)      Consolidated Statements of Income,

(iii)     Consolidated Statement of Changes in Shareholders’ Equity,

(iv)     Consolidated Statements of Cash Flows and

(v)      Notes to Consolidated Financial Statements.

E-1