Form 10-Q
period 2014-06-30
GULF ISLAND FABRICATION INC
filed 2014-07-29
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 29, 2014 was 14,504,978.

GULF ISLAND FABRICATION, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,367	$36,569
Contracts receivable, net	64,476	98,579
Contract retainage	117	111
Costs and estimated earnings in excess of billings on uncompleted contracts	17,564	24,727
Prepaid expenses and other	4,116	4,862
Inventory	10,787	11,329
Deferred tax assets	3,695	9,927
Income tax receivable	1,559	1,365
Assets held for sale	13,527	14,527

Total current assets	147,208	201,996
Property, plant and equipment, net	231,930	223,555
Other assets	676	683

Total assets	$379,814	$426,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,623	$66,054
Billings in excess of costs and estimated earnings on uncompleted contracts	19,561	35,006
Accrued employee costs	7,281	7,516
Accrued expenses	3,107	3,699

Total current liabilities	62,572	112,275
Deferred tax liabilities	36,211	38,397

Total liabilities	98,783	150,672
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,504,978 issued and oustanding at June 30, 2014 and 14,493,748 at December 31, 2013, respectively	10,067	10,012
Additional paid-in capital	93,625	93,125
Retained earnings	177,339	172,425

Total shareholders’ equity	281,031	275,562

Total liabilities and shareholders’ equity	$379,814	$426,234

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$129,169	$154,575	$263,859	$304,997
Cost of revenue	118,847	144,898	244,764	288,616

Gross profit	10,322	9,677	19,095	16,381
General and administrative expenses	3,873	2,853	7,246	5,208

Operating income	6,449	6,824	11,849	11,173
Other income (expense):
Interest expense	(25)	(60)	(49)	(124)
Interest income	2	—	5	1
Other income (expense)	8	(43)	(96)	(43)

	(15)	(103)	(140)	(166)

Income before income taxes	6,434	6,721	11,709	11,007
Income taxes	2,124	2,442	3,864	3,941

Net income	$4,310	$4,279	$7,845	$7,066

Per share data:
Basic earnings per share—common shareholders	$0.30	$0.30	$0.54	$0.49

Diluted earnings per share—common shareholders	$0.30	$0.30	$0.54	$0.49

Weighted-average shares	14,500	14,457	14,498	14,456
Effect of dilutive securities: employee stock options	—	3	—	3

Adjusted weighted-average shares	14,500	14,460	14,498	14,459

Cash dividend declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2014	14,493,748	$10,012	$93,125	$172,425	$275,562
Net income	—	—	—	7,845	7,845
Vesting of restricted stock	11,230	(9)	(88)	—	(97)
Compensation expense restricted stock	—	64	588	—	652
Dividends on common stock	—	—	—	(2,931)	(2,931)

Balance at June 30, 2014	14,504,978	$10,067	$93,625	$177,339	$281,031

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$7,845	$7,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,958	12,376
Loss on sale of asset	85	—
Deferred income taxes	4,046	4,323
Compensation expense—restricted stock	652	341
Changes in operating assets and liabilities:
Contracts receivable and retainage	34,097	(29,263)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,163	(10,565)
Prepaid expenses and other assets	746	(2,091)
Inventory	542	(110)
Accounts payable	(33,431)	18,415
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,445)	14,385
Accrued employee costs	(334)	2,173
Accrued expenses	(592)	(2,040)
Current income taxes	(194)	170

Net cash provided by operating activities	18,138	15,180
Cash flows from investing activities:
Capital expenditures, net	(21,334)	(7,431)
Proceeds on the sale of equipment	925	—

Net cash used in investing activities	(20,409)	(7,431)
Cash flows from financing activities:
Borrowings against line of credit	22,000	26,000
Payments on line of credit	(22,000)	(26,000)
Payments of dividends on common stock	(2,931)	(2,919)

Net cash used in financing activities	(2,931)	(2,919)

Net change in cash and cash equivalents	(5,202)	4,830
Cash and cash equivalents at beginning of period	36,569	24,888

Cash and cash equivalents at end of period	$31,367	$29,718

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE—MONTH AND SIX-MONTH

PERIODS ENDED JUNE 30, 2014 AND 2013

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

Gulf Island Fabrication, Inc. (“Gulf Island,” “we,” “our” or the “Company”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. (“Gulf Island”) and Gulf Marine Fabricators, L.P. (“Gulf Marine”) both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves Gulf Island Marine Fabricators, L.L.C. (“Gulf Island Marine”), which performs marine fabrication and construction services), Dolphin Services, L.L.C. (“Dolphin Services”), which performs offshore and onshore fabrication and construction services, Dolphin Steel Sales, L.L.C. (“Dolphin Steel Sales”), which sells steel plate and other steel products and Gulf Island Resources, L.L.C. (“Gulf Island Resources”), which hires laborers with similar rates and terms as those provided by contract labor service companies.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Cash flows from operating activities for accrued contract losses and prepaid subcontractor costs in the consolidated statement of cash flows for the six-month period ended June 30, 2013 has been reclassified to conform to the June 30, 2014 presentation. Operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at June 30, 2014, $45.2 million, or 70.1%, is with three customers. The significant projects for these three customers consist of a deepwater hull for one customer, two separate projects with fabrication and installation of offshore skids for a second customer, and jackets, piles, and topsides for a deepwater Gulf of Mexico project for a third customer.

At June 30, 2014, the Company’s contracts receivable balance included a reserve for bad debt in the amount of $0.9 million, recorded in the third quarter 2013 in connection with a vessel upgrade and outfitting project.

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

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of June 30, 2014, management estimates that the fair value of these assets held for sale was $13.5 million.

During the first quarter, 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual disposition of project deliverables and the enforcement of our security interest in Bluewater’s equipment. However, the ultimate amount we are able to recover for these assets is dependent upon various factors such as our ability to enforce our security interest over all of the deliverables and equipment, as well as market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.

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

At June 30, 2014, no amounts were outstanding under the Credit Facility, and we had outstanding letters of credit totaling $47.8 million, reducing the unused portion of our revolving credit facility to $32.2 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1, a net worth minimum requirement of $250.3 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of June 30, 2014, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects.

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus pass-through costs incurred on the contract during the period. Consequently, pass-through costs are included in revenue but have no impact in the determination of gross profit for a particular period.

Pass-through costs as a percentage of revenue were 50.9% and 53.1% for the three-month periods ended June 30, 2014 and 2013, respectively. Pass-through costs as a percentage of revenue were 50.1% and 54.7% for the six-month periods ended June 30, 2014 and 2013, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include unbilled costs of $5.5 million relating to three major customers. Billings in excess of costs and estimated earnings include advances of $12.7 million from three major customers.

The Company recorded losses of $3.7 million and $4.7 million for the three-month and six-month periods ended June 30, 2014, respectively, for certain marine projects.

At June 30, 2014, we recorded revenue totaling $5.2 million related to certain change orders on three projects which have been approved as to scope but not price. We expect to resolve these change orders in the third quarter of 2014. At June 30, 2013, we recorded revenue totaling $1.7 million related to certain change orders on two projects that had been approved as to scope but not price. All unapproved items as of June 30, 2013 have been subsequently approved in the normal course of business.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic:
Numerator:
Net Income	$4,310	$4,279	$7,845	$7,066
Less: Distributed and undistributed income (unvested restricted stock)	44	38	80	61

Net income attributable to common shareholders	$4,266	$4,241	$7,765	$7,005

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,500	14,457	14,498	14,456

Basic earnings per share—common shareholders	$0.30	$0.30	$0.54	$0.49

Diluted:
Numerator:
Net Income	$4,310	$4,279	$7,845	$7,066
Less: Distributed and undistributed income (unvested restricted stock)	44	38	80	61

Net income attributable to common shareholders	$4,266	$4,241	$7,765	$7,005

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,500	14,457	14,498	14,456
Effect of dilutive securities:
Employee stock options	—	3	—	3

Denominator for dilutive earnings per share-weighted-average shares	14,500	14,460	14,498	14,459

Diluted earnings per share—common shareholders	$0.30	$0.30	$0.54	$0.49

NOTE 7 – SUBSEQUENT EVENTS

On July 24, 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable August 25, 2014 to shareholders of record on August 11, 2014.

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

As of June 30, 2014, we had a revenue backlog of $223.8 million and a labor backlog of approximately 2.1 million man-hours remaining to work, including commitments received through July 16, 2014, compared to a revenue backlog of $358.7 million and a labor backlog of 3.3 million man-hours reported as of December 31, 2013.

Of our backlog at June 30, 2014,

•	68.9% was for the three largest customers compared to 69.1% for the three largest customers at December 31, 2013.

•	$129.8 million, or 58.1%, represented projects destined for deepwater locations compared to $224.5 million, or 62.6%, at December 31, 2013.

•	$12.4 million, or 5.5%, represented projects destined for foreign locations compared to $28.7 million, or 8.0%, at December 31, 2013.

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

As of June 30, 2014, we expect to recognize revenue from our backlog of approximately

•	$164.1 million, or 73.3%, during the remaining six months of 2014,

•	$58.6 million, or 26.2%, during the calendar year 2015, and

•	$1.1 million, or 0.5%, during the calendar year 2016.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2014 or early 2015. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to continue in the second half of 2014.

Workforce

As of June 30, 2014, we had approximately 1,900 employees and approximately 200 contract employees, compared to approximately 1,900 employees and approximately 470 contract employees as of December 31, 2013.

Man-hours worked were 1.9 million during the six-month period ended June 30, 2014, compared to 2.1 million for the six-month period ended June 30, 2013. The major factors contributing to the decrease in man-hours worked for the six-month period ended June 30, 2014 were the significant effort towards completion of work on two deepwater projects and higher utilization of subcontract work in the second half of 2013, as compared to the six-month period ended June 30, 2014, partially offset by increased work on jacket, piles, and topside projects for a large deepwater customer, destined for the Gulf of Mexico in the first half of 2014.

Results of Operations

Our revenue for the three-month periods ended June 30, 2014 and 2013 was $129.2 million and $154.6 million, respectively, representing a decrease of 16.4%. Our revenue for the six-month periods ended June 30, 2014 and 2013 was $263.9 million and $305.0 million, respectively, representing a decrease of 13.5%.

The decrease in revenue for the three and six-month periods ended June 30, 2014 is primarily attributable to substantial revenue for a large deepwater project and higher levels of revenue from pass-through costs recognized during the three and six months ended June 30, 2013. Pass-through costs as a percentage of revenue were 50.9% and 53.1% for the three-month periods ended June 30, 2014 and 2013, respectively. Pass-through costs as a percentage of revenue were 50.1% and 54.7% for the six-month periods ended June 30, 2014 and 2013, respectively. Pass-through costs decreased primarily due to lesser amounts of subcontractor services and direct materials incurred on several projects as they entered into the latter stages of completion in the first half of 2014. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the gross profit for any given period.

For the three-month periods ended June 30, 2014 and 2013, gross profit was $10.3 million (8.0% of revenue) and $9.7 million (6.3% of revenue), respectively. The increase in gross profit was primarily due to a loss of $11.0 million recognized in the second quarter 2013, related to a contract with a large deepwater customer. Additionally, the Company experienced higher level of offshore commissioning and hook-up activity during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. This work was performed on a time-and-materials basis and generated improved profit margins. The increase in gross profit was partially offset by losses of $3.7 million incurred on certain marine projects during the three months ended June 30, 2014.

For the six-month periods ended June 30, 2014 and 2013, gross profit was $19.1 million (7.2% of revenue) and $16.4 million (5.4% of revenue), respectively. The increase in gross profit was primarily due to a loss of $11.0 million recognized in the second quarter 2013, related to a contract with a large deepwater customer, and to a lesser extent, increased gross profit margins in the first quarter 2014 associated with the fabrication and completion of topside and hull projects for a large deepwater customer, after conversion of contract pricing terms from a unit rate basis to a capped time and materials basis. Additionally, the Company experienced a higher level of offshore commissioning and hook-up activity during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This work was performed on a time-and-materials basis and generated improved profit margins. The increases in gross profit mentioned above were partially offset by losses of $4.7 million incurred on certain marine projects during the six months ended June 30, 2014.

General and administrative expenses were $3.9 million and $7.2 million for the three and six-month periods ended June 30, 2014, respectively, compared to $2.9 million and $5.2 million for the three and six-month periods ended June 30, 2013, respectively. As a percentage of revenue, general and administrative expenses for the three and six-month periods ended June 30, 2014 were 3.0% and 2.7%, respectively, compared to 1.8% and 1.7% for the three and six-month periods ended June 30, 2013, respectively. Factors that contributed to the increase in general and administrative expenses for the three and six-month periods ended June 30, 2014 include:

•	the addition of three consultants to assist with the marketing efforts of the Cheviot topsides and potential FLNG opportunities;

•	increases in expenses related to the relocation of our corporate headquarters to Houston, Texas and the hiring of additional corporate staff members to support operations; and

•	increases in expenses associated with an increase in the number of directors serving on our board.

The Company had net interest expense of $23,000 and $44,000 for the three and six-month periods ended June 30, 2014, respectively, compared to net interest expense of $60,000 and $123,000 for the three and six-month periods ended June 30, 2014 and 2013, respectively. The decrease in net interest expense for the three and six-month periods ended June 30, 2014 was primarily driven by a reduction in interest expense as a result of decreased borrowings on our line of credit during the first six months of 2014.

The Company had $8,000 of other income for the three-month period ended June 30, 2014, compared to other expense of $43,000 for the three-month period ended June 30, 2013. The Company had other expense for the six-month period ended June 30, 2014 of $96,000, compared to other expense of $43,000 for the six-month period ended June 30, 2013. Other income and expense for the three-month and six-month periods ended June 30, 2014, primarily represents gains or losses on sales of property, plant, and equipment.

Our effective income tax rate for the three and six-month periods ended June 30, 2014 was 33%, compared to an effective tax rate of 36% for the comparable periods of 2013. The decrease in the effective tax rate is due to an increase in our estimated Federal qualified production activities income deduction and a decrease in Louisiana state income tax apportionment.

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

At July 29, 2014, no amounts were borrowed under the Credit Facility, and we had outstanding letters of credit totaling $47.8 million, reducing the unused portion of the Credit Facility to $32.2 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1 a minimum net worth requirement of $250.3 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of June 30, 2014, we were in compliance with all covenants, and had no amounts outstanding under the Credit Facility.

At June 30, 2014, our cash and cash equivalents totaled $31.4 million, compared to $36.6 million at December 31, 2013. Working capital was $84.6 million and our ratio of current assets to current liabilities was 2.35 to 1 at June 30, 2014. Our primary use of cash during the period was related to capital expenditures including the purchase of two cranes for our Texas facility.

In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a receivable balance of $16.1 million at June 30, 2014, of which $0.6 million was subsequently received. We expect to collect the remaining balance in the fourth quarter of 2014 in the normal course of business.

For the six-month period ended June 30, 2014 net cash provided by operating activities was $18.1 million, compared to $15.2 million at June 30, 2013. The increase in cash provided by operations for the six-month period ended June 30, 2014, compared to the six-month period ended June 30, 2013, was primarily due to lower contract related activities during the first six months of 2014.

Net cash used in investing activities for the six-month period ended June 30, 2014 was $20.4 million, compared to $7.4 million for the six-month period ended June 30, 2013. Investing activities for 2014 were primarily related to capital expenditures for equipment, including the purchase of two cranes for our Texas facility.

We anticipate capital expenditures for the remainder of 2014 to be approximately $10.2 million. Included in anticipated expenditures for the next two quarters is the purchase of equipment and additional yard and facility infrastructure improvements, including $4.1 million of maintenance capital expenditures at our Texas and Louisiana facilities, $1.1 million for yard improvements and $2.1 million for a plate roller at our Texas facility.

Net cash used in financing activities for the six-months ended June 30, 2014 and 2013 was $2.9 million related to payments of dividends.

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

There has been no material changes in the Company’s market risks during the quarter ended June 30, 2014. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no changes during the fiscal quarter ended June 30, 2014 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.	Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 24, 2014, announcing the scheduled time for the release of its 2014 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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
Jeffrey M. Favret
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: July 29, 2014

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on July 25, 2014, announcing the scheduled time for the release of its 2014 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,

(ii) Consolidated Statements of Income,

(iii) Consolidated Statement of Changes in Shareholders’ Equity,

(iv) Consolidated Statements of Cash Flows and

(v) Notes to Consolidated Financial Statements.

E-1