Form 10-Q
period 2014-09-30
GULF ISLAND FABRICATION INC
filed 2014-10-29
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes    ☐  No    ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 28, 2014 was 14,511,978.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$26,707	$36,569
Contracts receivable, net	82,287	98,579
Contract retainage	—	111
Costs and estimated earnings in excess of billings on uncompleted contracts	21,803	24,727
Prepaid expenses and other	2,988	4,862
Inventory	10,460	11,329
Deferred tax assets	1,472	9,927
Income tax receivable	723	1,365
Assets held for sale	13,527	14,527

Total current assets	159,967	201,996
Property, plant and equipment, net	230,574	223,555
Other assets	666	683

Total assets	$391,207	$426,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,275	$66,054
Billings in excess of costs and estimated earnings on uncompleted contracts	19,820	35,006
Accrued employee costs	8,563	7,516
Accrued expenses and other liabilities	4,247	3,699

Total current liabilities	66,905	112,275
Deferred tax liabilities	36,887	38,397

Total liabilities	103,792	150,672
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,505,978 issued and oustanding at September 30, 2014 and 14,493,748 at December 31, 2013, respectively	10,094	10,012
Additional paid-in capital	93,864	93,125
Retained earnings	183,457	172,425

Total shareholders’ equity	287,415	275,562

Total liabilities and shareholders’ equity	$391,207	$426,234

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$118,020	$168,191	$381,879	$473,188
Cost of revenue	103,367	159,136	348,131	447,752

Gross profit	14,653	9,055	33,748	25,436
General and administrative expenses	3,307	3,749	10,553	8,957

Operating income	11,346	5,306	23,195	16,479
Other income (expense):
Interest expense	(23)	(43)	(72)	(167)
Interest income	1	2	6	3
Other income (expense)	(2)	(15)	(98)	(58)

	(24)	(56)	(164)	(222)

Income before income taxes	11,322	5,250	23,031	16,257
Income taxes	3,736	1,974	7,600	5,915

Net income	$7,586	$3,276	$15,431	$10,342

Per share data:
Basic earnings per share—common shareholders	$0.52	$0.23	$1.05	$0.72

Diluted earnings per share—common shareholders	$0.52	$0.23	$1.05	$0.72

Weighted-average shares	14,506	14,462	14,501	14,458
Effect of dilutive securities: employee stock options	—	6	—	5

Adjusted weighted-average shares	14,506	14,468	14,501	14,463

Cash dividend declared per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
	(in thousands, except share data)
Balance at January 1, 2014	14,493,748	$10,012	$93,125	$172,425	$275,562
Net income	—	—	—	15,431	15,431
Vesting of restricted stock	12,230	(9)	(87)	—	(96)
Compensation expense restricted stock	—	91	826	—	917
Dividends on common stock	—	—	—	(4,399)	(4,399)

Balance at September 30, 2014	14,505,978	$10,094	$93,864	$183,457	$287,415

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$15,431	$10,342
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recovery) expense	(475)	794
Depreciation	19,693	18,746
Loss on sale of asset	85	—
Deferred income taxes	6,945	5,401
Compensation expense—restricted stock	917	479
Changes in operating assets and liabilities:
Contracts receivable and retainage	16,878	(30,608)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,924	(45,472)
Prepaid subcontractor costs	—	33,145
Prepaid expenses and other assets	1,874	841
Inventory	869	(111)
Accounts payable	(31,779)	3,432
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,186)	16,711
Accrued employee costs	949	2,353
Accrued expenses	136	(864)
Accrued contract losses	412	(2,251)
Current income taxes	642	861

Net cash provided by operating activities	20,315	13,799
Cash flows from investing activities:
Capital expenditures	(26,712)	(12,523)
Proceeds on the sale of equipment	934	—

Net cash used in investing activities	(25,778)	(12,523)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	6
Borrowings against line of credit	22,000	32,000
Payments on line of credit	(22,000)	(32,000)
Payments of dividends on common stock	(4,399)	(4,379)

Net cash used in financing activities	(4,399)	(4,373)

Net change in cash and cash equivalents	(9,862)	(3,097)
Cash and cash equivalents at beginning of period	36,569	24,888

Cash and cash equivalents at end of period	$26,707	$21,791

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH

PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

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

Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P., both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves, Gulf Island Marine Fabricators, L.L.C., which performs marine fabrication and construction services, Dolphin Services, L.L.C., which performs offshore and onshore fabrication and construction services, Dolphin Steel Sales, L.L.C., which sells steel plate and other steel products and Gulf Island Resources, L.L.C., which hires laborers with similar rates and terms as those provided by contract labor service companies.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at September 30, 2014, $57.6 million, or 70.0%, is with three customers. The significant projects for these three customers consist of a large deepwater hull and topside for one customer, two separate projects with fabrication and installation of offshore skids for a second customer, and jackets, piles, and topsides for a deepwater Gulf of Mexico project for a third customer.

At September 30, 2014, the Company’s contracts receivable balance included an allowance for bad debt in the amount of $0.2 million. The Company collected $0.6 million during the fourth quarter 2014 related to a previously reserved contract receivable for a vessel upgrade and outfitting project.

NOTE 3 – ASSETS HELD FOR SALE

Assets held for sale consist of a partially constructed topside, related valves, piling and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value of these assets with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of September 30, 2014, management estimates that the fair value of these assets held for sale was $13.5 million.

During the first quarter, 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual disposition of project deliverables and the enforcement of our security interest in their equipment. However, the ultimate amount we are able to recover for these assets is dependent upon various factors such as our ability to enforce our security interest over all of the deliverables and equipment, as well as market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.

Management has engaged three consultants to assist with the marketing efforts for the assets held for sale as well as providing assistance to secure potential FLNG (“Floating Liquefied Natural Gas”) opportunities.

NOTE 4 – LINE OF CREDIT

The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank, N.A. that provides the Company with an $80 million revolving credit facility (the “Credit Facility”). The Credit Facility also allows the Company to use up to the full amount of the available borrowing base for letters of credit. On October 23, 2014, we entered into an amendment to our credit facility to extend the maturity date from December 31, 2014 to December 31, 2015.

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

At September 30, 2014, no amounts were outstanding under the Credit Facility, and we had outstanding letters of credit totaling $59.2 million, reducing the unused portion of our credit facility to $20.8 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1, a net worth minimum requirement of $254.1 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of September 30, 2014, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects.

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus pass-through costs incurred on the contract during the period. Consequently, pass-through costs are included in revenue but have no impact on the gross profit recognized on a project for that particular period.

Pass-through costs as a percentage of revenue were 42.6% and 59.4% for the three-month periods ended September 30, 2014 and 2013, respectively. Pass-through costs as a percentage of revenue were 47.8% and 57.1% for the nine-month periods ended September 30, 2014 and 2013, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include unbilled costs of $9.3 million relating to three major customers. Billings in excess of costs and estimated earnings include advances of $14.2 million from three major customers.

The Company recorded losses of $0.3 million and $5.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, for certain marine projects.

During the quarter ended September 30, 2014, we recorded revenue totaling $0.3 million related to certain change orders on one project which has been approved as to scope but not price. We expect to resolve this change order in the fourth quarter of 2014. At September 30, 2013, we recorded revenue totaling $3.9 million related to certain change orders on two projects that were approved as to scope but not price, all of which were subsequently approved in the normal course of business.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013
Basic:
Numerator:
Net Income	$7,586	$3,276	$15,431	$10,342
Less: Distributed and undistributed income (unvested restricted stock)	79	29	157	92

Net income attributable to common shareholders	$7,507	$3,247	$15,274	$10,250

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,506	14,462	14,501	14,458

Basic earnings per share—common shareholders	$0.52	$0.23	$1.05	$0.72

Diluted:
Numerator:
Net Income	$7,586	$3,276	$15,431	$10,342
Less: Distributed and undistributed income (unvested restricted stock)	79	29	157	92

Net income attributable to common shareholders	$7,507	$3,247	$15,274	$10,250

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,506	14,462	14,501	14,458
Effect of dilutive securities:
Employee stock options	—	6	—	5

Denominator for dilutive earnings per share-weighted-average shares	14,506	14,468	14,501	14,463

Diluted earnings per share—common shareholders	$0.52	$0.23	$1.05	$0.72

NOTE 7 – SUBSEQUENT EVENTS

On October 23, 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable November 24, 2014 to shareholders of record on November 10, 2014.

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

As of September 30, 2014, we had a revenue backlog of $252.9 million and a labor backlog of approximately 2.0 million man-hours remaining to work, including commitments received through October 20, 2014, compared to a revenue backlog of $223.8 million and a labor backlog of 2.1 million man-hours reported as of June 30, 2014.

Of our backlog at September 30, 2014,

•	53.9% was for the three largest customers compared to 68.9% for the three largest customers at June 30, 2014.

•	$111.7 million, or 44.2%, represented projects destined for deepwater locations compared to $129.8 million, or 58.1%, at June 30, 2014.

•	$17.6 million, or 7.0%, represented projects destined for foreign locations compared to $12.4 million, or 5.5%, at June 30, 2014.

Projects for our three largest customers consist of a jacket, piles, and topsides for a deepwater Gulf of Mexico project for one customer, which commenced in the second quarter of 2013, shallow water jackets for a second customer, which will commence in the first quarter of 2015; and two projects for the fabrication and installation of offshore skids for one customer, one of which commenced in the second quarter of 2013 with the second project expected to commence during the first quarter 2015. The deepwater project is scheduled to be completed during the third quarter of 2015; the shallow water jackets are expected to be completed during the fourth quarter of 2015; and the fabrication and installation of the offshore skids are scheduled to be completed in the fourth quarter of 2014 and the end of 2015, respectively.

As of September 30, 2014, we expect to recognize revenue from our backlog of approximately

•	$137.6 million, or 54.4%, during the remaining three months of 2014,

•	$114.0 million, or 45.1%, during the calendar year 2015, and

•	$1.3 million, or 0.5%, during the calendar year 2016.

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded. For example, depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2015. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to remain stable or increase somewhat in the fourth quarter of 2014 and throughout the first half of 2015. In addition, we expect to see increased activity for marine repair work in the fourth quarter of 2014 and throughout 2015.

Workforce

As of September 30, 2014, we had approximately 1,730 employees and approximately 150 contract employees, compared to approximately 1,900 employees and approximately 200 contract employees as of June 30, 2014.

Man-hours worked were 898,000 during the three-month period ended September 30, 2014, compared to 978,000 for the three-month period ended June 30, 2014. The decrease in man-hours worked for the three-month period ended September 30, 2014 was primarily attributable to increased activities related to the completion of a large deepwater hull and deck, and marine barges in the prior quarter.

Results of Operations

Our revenue for the three-month periods ended September 30, 2014 and 2013 was $118.0 million and $168.2 million, respectively, representing a decrease of 29.8%. Our revenue for the nine-month periods ended September 30, 2014 and 2013 was $381.9 million and $473.2 million, respectively, representing a decrease of 19.3%.

The decrease in revenue for the three and nine-month periods ended September 30, 2014 is primarily attributable to substantial revenue for a large deepwater project and higher levels of revenue from pass-through costs recognized during the three and nine months ended September 30, 2013. Pass-through costs as a percentage of revenue were 42.6% and 59.4% for the three-month periods ended September 30, 2014 and 2013, respectively. Pass-through costs as a percentage of revenue were 47.8% and 57.1%, for the nine-month periods ended September 30, 2014 and 2013, respectively. Pass-through costs decreased primarily due to lesser amounts of subcontractor services and direct materials incurred on our large deepwater projects during the three and nine-month periods ended September 30, 2014 and 2103, respectively. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the gross profit recognized on a project for a particular period.

For the three-month periods ended September 30, 2014 and 2013, gross profit was $14.7 million (12.4% of revenue) and $9.1 million (5.4% of revenue), respectively. The increase in gross profit was primarily due to a higher level of offshore commissioning and hook-up activity performed on a time and material basis and a return to traditional jacket and smaller topside shallow water projects during the three-months ended September 30, 2014, compared to the three months ended September 30, 2013. Both the offshore services work and execution of the 2014 shallow water projects garnered higher profit margins as compared to our mix of projects performed during the three-months ended September 30, 2013.

For the nine-month periods ended September 30, 2014 and 2013, gross profit was $33.7 million (8.8% of revenue) and $25.4 million (5.4% of revenue), respectively.

The increase in gross profit was primarily due to a loss of $11.4 million recognized during the first nine-months of 2013 related to a contract with a large deepwater customer compared a $5.1 million loss recognized on certain marine projects during the nine-months ended September 30, 2014. Additionally, the Company experienced a higher level of offshore commissioning and hook-up activity performed on a time and material basis and a return to traditional jacket and smaller topside shallow water projects during the nine-months ended September 30, 2014 compared to the nine months ended September 30, 2013. Both the offshore services work and execution of the 2014 shallow water projects garnered higher profit margins as compared to our mix of projects performed during the nine-months ended September 30, 2013.

While we attempt to include competitive profit margins into all of the project bids, the increasing scope and complexity of deepwater projects of our customers may result in events or circumstances specific to a particular deepwater project that could result in decreased gross margins as compared to our other fabrication projects. We experienced this during the first nine-months of 2013 with respect to a major deepwater project. To more effectively manage larger deepwater projects, we entered into a cooperative agreement with Bectel Oil, Gas & Chemicals, Inc. in July 2014 to jointly pursue deepwater project opportunities. We believe our fabrication experience, infrastructure and skilled labor force, coupled with Bectel’s engineering and project management expertise, will enable us to offer enhanced capabilities and expertise to our deepwater customers, while at the same time enhance our ability to manage the costs and complexities associated with these projects.

General and administrative expenses were $3.3 million and $10.6 million for the three and nine-month periods ended September 30, 2014, respectively, compared to $3.7 million and $9.0 million for the three and nine-month periods ended September 30, 2013, respectively. As a percentage of revenue, general and administrative expenses for the three and nine-month periods ended September 30, 2014 were 2.8% compared to 2.2% and 1.9% for the three and nine-month periods ended September 30, 2013, respectively. The decrease in general and administrative expenses for the three-month period ended September 30, 2014 is primarily attributable to the reduction in the allowance for doubtful accounts related to the settlement of an outstanding dispute with a foreign vessel operator. Factors that contributed to the increase in general and administrative expenses for the nine-month period ended September 30, 2014 include:

•	the addition of three consultants to assist with the marketing efforts of the assets held for sale and potential FLNG opportunities;

•	increases in expenses related to the relocation of our corporate headquarters to Houston, Texas and the hiring of additional corporate staff members to support operations; and

•	increases in expenses associated with an increase in the number of directors serving on our board.

The Company had net interest expense of $22,000 and $66,000 for the three and nine-month periods ended September 30, 2014, respectively, compared to net interest expense of $41,000 and $164,000 for the three and nine-month periods ended September 30, 2013, respectively. The decrease in net interest expense for the three and nine-month periods ended September 30, 2014 was primarily driven by a reduction in interest expense as a result of decreased borrowings on our line of credit during the first nine months of 2014.

The Company had $2,000 of other expenses for the three-month period ended September 30, 2014, compared to $15,000 for the three-month period ended September 30, 2013. The Company had other expenses for the nine-month period ended September 30, 2014 of $98,000, compared to other expense of $58,000 for the nine-month period ended September 30, 2013. Other expenses for the three-month and nine-month periods ended September 30, 2014 primarily represents losses on sales of property, plant, and equipment.

Our effective income tax rate for the three and nine-month periods ended September 30, 2014 was 33%, compared to an effective tax rate of 36% for the comparable periods of 2013. The decrease in the effective tax rate is due to an increase in our estimated Federal qualified production activities income deduction and a decrease in Louisiana state income tax apportionment.

Liquidity and Capital Resources

Historically, we have funded our business activities through cash generated from operations. The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank, N.A. that provides the Company with an $80 million revolving credit facility (the “Credit Facility”). The Credit Facility also allows the Company to use up to the full amount of the available borrowing base for letters of credit. On October 23, 2014, we entered into an amendment to our Credit Facility to extend the maturity date from December 31, 2014 to December 31, 2015. The Credit Facility is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under the Credit Facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the Credit Facility.

At October 28, 2014, no amounts were borrowed under the Credit Facility, and we had outstanding letters of credit totaling $59.2 million, reducing the unused portion of the Credit Facility to $20.8 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1 a minimum net worth requirement of $254.1 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of September 30, 2014, we were in compliance with all covenants.

At September 30, 2014, our contracts receivable balance was $82.3 million of which we have subsequently collected $36.2 million through October 21, 2014.

At September 30, 2014, our cash and cash equivalents totaled $26.7 million, compared to $36.6 million at December 31, 2013. Working capital was $93.1 million and our ratio of current assets to current liabilities was 2.39 to 1 at September 30, 2014. Our primary use of cash during the period was related to capital expenditures including the purchase of two cranes for our Texas facility and costs associated with fabrication projects.

In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a receivable balance of $15.3 million at September 30, 2014. We expect to collect the remaining balance in the fourth quarter of 2014 in the normal course of business.

For the nine-month period ended September 30, 2014 net cash provided by operating activities was $20.3 million, compared to $13.8 million at September 30, 2013. The increase in cash provided by operations for the nine-month period ended September 30, 2014, compared to the nine-month period ended September 30, 2013, was primarily due to lower costs associated with fabrication projects and higher operating margins during the first nine-months of 2014.

Net cash used in investing activities for the nine-month period ended September 30, 2014 was $25.8 million, compared to $12.5 million for the nine-month period ended September 30, 2013. Investing activities for 2014 were primarily related to capital expenditures for equipment, including the purchase of two cranes for our Texas facility.

We anticipate capital expenditures for the remainder of 2014 to be approximately $2.7 million. Included in anticipated expenditures for the next quarter is the purchase of equipment and additional yard and facility infrastructure improvements, including $1.0 million of maintenance capital expenditures at our Texas and Louisiana facilities, $0.7 million for yard improvements and $0.4 million remaining for a plate roller at our Texas facility.

Net cash used in financing activities for the nine-months ended September 30, 2014 and 2013 was $4.4 million related to payments of dividends.

We believe our cash and cash equivalents generated by operating activities, realization of working capital relating to fabrication projects, and funds available under the revolver will be sufficient to fund our capital expenditures and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit. As of September 30, 2014, we had outstanding letters of credit totaling $59.2 million, reducing the unused portion of our credit facility to $20.8 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended September 30, 2014. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

There have been no changes during the fiscal quarter ended September 30, 2014 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Thirteenth Amendment to the Ninth Amended and Restated Credit Agreement dated October 23, 2014.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 23, 2014, announcing the scheduled time for the release of its 2014 second quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Income,
(iii)	Consolidated Statement of Changes in Shareholders’ Equity,
(iv)	Consolidated Statements of Cash Flows and
(v)	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

By:	/s/ Jeffrey M. Favret
Jeffrey M. Favret
Vice President, Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Date: October 28, 2014

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Thirteenth Amendment to the Ninth Amended and Restated Credit Agreement dated October 23, 2014.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on October 23, 2014, announcing the scheduled time for the release of its 2014 third quarter earnings and its quarterly conference call.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets,
(ii)	Consolidated Statements of Income,
(iii)	Consolidated Statement of Changes in Shareholders’ Equity,
(iv)	Consolidated Statements of Cash Flows and
(v)	Notes to Consolidated Financial Statements.

E-1