Form 10-K
period 2014-12-31
GULF ISLAND FABRICATION INC
filed 2015-03-06
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2014 was approximately $290,522,819.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 5, 2015 was 14,738,900.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2015 Annual Meeting of Shareholders to be held April 23, 2015 have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

General

We are a leading fabricator of steel platforms and other specialized structures primarily for customers in the offshore oil and gas and marine industries. The company was incorporated in 1985, and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Effective January 31, 2006, we acquired the facilities, machinery and equipment of Gulf Marine Fabricators, L.P. (“Gulf Marine”) located on 372 acres in San Patricio County, Texas. In October 2013, we moved our corporate headquarters to Houston, Texas.

Gulf Island Fabrication, Inc. (“Gulf Island”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine (both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (which performs marine fabrication and construction services), Dolphin Services, L.L.C. (which performs offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (which sells steel plate and other steel products) and Gulf Island Resources, L.L.C. (which hires laborers with similar rates and terms as those provided by contract labor service companies).

Web site and Electronic Posting Disclosures

Our web site address is www.gulfisland.com. We make available on or through our web site, without charge, as soon as reasonably practicable after such material are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s web site address is www.sec.gov. Our web site and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

Description of Operations

Our primary activity is the fabrication of offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules. We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, including processing modules used in petro-chemical plants, fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration and load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo. In addition, we fabricate towboats, barges, lift boats, dry docks, offshore support vessels, other marine vessels, and mid-body sections for offshore supply vessels. Our Houma dry dock has the capacity to lift 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities. We perform all projects at our Houma and Texas facilities based on availability of space and equipment. We currently provide our customers with what we believe to be the largest group of fabrication facilities serving the Gulf of Mexico market.

We use modern welding and fabrication technology, and all of our projects are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. For additional information, see “Safety and Quality Assurance” below.

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

The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mud line on the seabed to a point above the water surface) which supports the deck structure located above the level of storm waves and is secured with tubular pilings driven deep into the seabed. The deck structure is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support, and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets and hulls designed for water depths exceeding 800 feet. Our south yard in Texas, which is located on the Gulf Intercoastal Waterway and the 45-foot-deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for fabrication or assembly of any size jacket or other structure currently in use for the development and production of oil and gas in the Gulf of Mexico for deepwater drilling. In some instances, we may fabricate jackets, deck sections, living quarters and/or piles for a platform at our Houma facility, with the hulls and/or jackets for the platform designed for water depths in excess of 800 feet fabricated at our Texas facility.

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

The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We fabricate deck sections and hulls for use with TLPs of any size. TLPs, MinDOCs, SPARS, and other floating concepts are the alternatives of choice for deepwater drilling and production platforms. In November 2009, we completed fabrication and delivered a MinDOC hull, the first deepwater dry tree drilling and production platform built in the United States. We completed the fabrication of the first SPAR to be built in the United States, and delivered it in the first quarter of 2014.

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

We manufacture and repair various steel marine vessels in the United States including offshore supply vessels; anchor handling vessels; and lift boats to support the construction and ongoing operation of offshore oil and gas production platforms; tug boats and towboats for towing and pushing barges that support transportation of various types of products and materials; mooring and positioning, dredging assistance, tanker escort, port management, shipping, piloting, coastal flood protection barge gates, inland and offshore barges, and fire-fighting and salvage vessels. We also construct dry docks to lift marine vessels out of the water. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. In the first quarter 2012, we delivered a 335-Class lift boat to Montco Offshore, Inc., and in the fourth quarter, 2014, we completed and delivered to the customer a second 335-Class lift boat. These two vessels are the largest lift boats to be used in the Gulf of Mexico.

Facilities and Equipment

Facilities

Louisiana Operations

In Louisiana, our main fabrication yard is located on the east bank of the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. This facility is situated on approximately 140 acres, of which 100 acres are developed for fabrication, and includes several buildings totaling 49,000 square feet of administrative offices, 267,000 square feet of covered fabrication area, over 47,000 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. The main yard also has approximately 2,800 linear feet of water frontage, which includes 1,500 feet of steel bulkheads that permit load out of heavy structures.

Our west yard is located across the Houma Navigation Canal from the main yard on 437 acres, 130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. The west yard spans 6,750 linear feet of the Houma Navigation Canal, including 2,350 feet of steel bulkhead, and has approximately 151,600 square feet of covered fabrication area, 21,000 square feet of warehouse storage area, and two buildings providing an additional 8,000 square feet for administrative offices.

Our Houma north yard operates on the east bank of the Houma Navigation Canal adjacent to our Houma main fabrication yard. The facility covers 23 acres and includes a two-story, 5,000 square foot administration building with an attached 5,300 square foot warehouse. The property has approximately 1,850 linear feet of water frontage, including a 380 linear foot steel bulkhead that permits docking of vessels and the load out of structures.

Located approximately a quarter of a mile from Gulf Island’s main yard on a channel adjacent to the Houma Navigation Canal, we operate a 63-acre facility that includes buildings totaling 14,500 square feet of administrative offices, 40,800 square feet of covered fabrication area, 29,600 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 1,320 linear feet of water frontage, including 660 feet of steel bulkhead.

Gulf Island owns a 9,000 ton dry dock, supplementing our marine construction operations in Houma. The dry dock is 240 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 foot walls. The dry dock is used for maintenance and repairs to third party marine vessels, as well as launch vessels being fabricated at our Houma facility.

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

In addition, the south yard contains a graving dock which measures 700 feet long by 250 feet wide and 40 feet deep. The graving dock has a reinforced concrete slab floor, sheet-pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, can use either a removable sheet piled wall supported by steel struts or a portable gate that can be removed and attached to seal the dock from the water in the channel, depending upon the nature of the project. The graving dock gate is a steel barge-like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240 feet long x 35 feet wide x 40 feet deep and weighs approximately 950 tons. The gate structure has rubber seals that engage the walls and the graving dock floor. Although the de-ballasting of the dock requires pumps, the gate is equipped with piping to allow the gate to be flooded without the use of pumps. When flooded, the graving dock has a minimum of 30 feet of water over the concrete floor.

Our Texas north yard in Aransas Pass, Texas is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts. Several buildings are located on our Texas north yard with 328,000 square feet of covered fabrication area, 22,000 square feet of administrative office space, 61,750 square feet of warehouse storage area and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, including approximately 1,000 feet of steel bulkhead.

We own all of the foregoing properties.

Equipment. Gulf Island’s Houma main yard houses its Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, two grit blast systems, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Our Houma west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machines can handle pipe up to 1,500 pounds per foot and 54-inch outer diameter, and 1,000 pounds per foot and 48-inch outer diameter, respectively. The brace coping machine in the Houma west yard provides additional efficiencies as it can cut 360 degrees without repositioning itself. Gulf Island has a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of 300 inches per minute. We own 15 crawler cranes, located in our Louisiana facilities, which range in tonnage capacity from 230 to 500 tons each. We may rent additional cranes on a monthly basis in times of very high activity levels. We have 12 rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) located at our Houma, Louisiana facilities that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around our facilities. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections. Each of these transporters have a 200 ton weight capacity, are easily relocated, and can be used in tandem. We own a deck barge which gives us the ability to move material and equipment to and from our facilities more conveniently and efficiently. We perform routine repairs and maintenance on all of this equipment.

Gulf Island’s plate bending rolls allow it to roll and weld steel into approximately 50,000 tons of tubular pipe sections per year. Gulf Island has a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate twenty-four hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the Gulf south shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.

Gulf Island’s panel line system, located in the Houma west yard, consists of six individual in-line fully automated systems utilized to cut, weld, and assemble panels to be used in marine vessel construction. The first station consists of an ESAB Avenger 3 Plasma cutting table for high speed cutting and beveling of steel plates and shapes. The second station incorporates an Ogden Model OSWS-5600 single sided welder complete with an electromagnetic plate holding system whereby two steel plates are automatically welded together in a single pass utilizing a multiple sub arc welding process. This process can be repeated up to four times with a result of a single panel having an overall dimension of 40 by 50 feet. An ESAB Avenger 3-13 plate marking and cutting machine is positioned at the third station which lays out the welded panels, marks the applicable locations for stiffeners installation, and cuts the plate to required configurations. The fourth station utilizes an Ogden Model SF-5600 stiffener fitting system to properly align and tack in place the plate stiffeners. The fifth station consists of an Ogden Model SW-5600-3 multiple stiffener welding system whereby three longitudinal plate stiffeners can be automatically welded (both sides) in a single operation performing continuous or intermittent welding of the stiffeners. There is also an automated conveyor system that operates along the panel line which transfers the panels from station to station. The sixth station is a vertical lifting system that elevates the fabricated panels to the required height for transportation to the field.

We own three spud barges for use in connection with our inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. In addition, we own a 26 foot long by 16 foot wide tug boat with two 300 horsepower engines, used in connection with our three spud barges, reducing costs on tug boat rentals. We also own 10 cranes, which range in tonnage capacity from 60 to 230 tons each.

We own 11 crawler cranes, which range in tonnage capacity from 230 to 825 tons each and are located at our Texas facility. The pipe mill at our Texas facility is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet, and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. Our Texas facility is equipped with a panel line system, a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and a 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. We own an additional six rubber-tired, hydraulic modular transporters (KMAG – Type 2406), located at our Texas facility that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections than cranes. All of our transporters can easily be relocated to or from our Louisiana and Texas facilities and, when used in tandem, have a capacity of 3,600 tons.

Materials and Supplies

The principal materials and supplies we use in the fabrication business are standard steel shapes, steel plate, steel pipe, welding gases, fuel, oil, gasoline and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source. Demand for steel has remained steady both domestically and abroad over the last year with prices remaining fairly constant. Standard delivery from domestic steel mills is running about 5 to 6 weeks on as-rolled steels versus anywhere from 8 to 12 weeks for heat treated steels. Due to the inability of domestic mills to produce our customers’ required steel grades, we are often forced to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, is currently running approximately 16 to 20 weeks. To mitigate our risk of increasing cost of materials, we often negotiate escalation clauses in our contract terms to increase the contract price with a corresponding increase in cost of materials purchased during the life of the contract.

Safety and Quality Assurance

Management is committed to the safety and health of our employees. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to mitigate the risk, and ultimately to eliminate accidents within our operations. Our Health, Safety, and Environment (“HSE”) department develops guidelines to ensure the safety of our employees and to allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well trained workforce and providing timely instruction to our workforce to ensure our workers have the knowledge and skills to perform their work safely while maintaining the highest standards of quality possible. We provide continuous quality safety education and training to both employees and subcontractors to ensure our people are ready for the challenges inherent in all fabrication projects. Our employees and subcontractors begin their training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. The Company maintains a zero tolerance approach to drugs and alcohol in the workplace. We support this policy through the use of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting their efforts to continuously improve our safety performance. This committee meets once a month to discuss safety issues and initiatives to prevent accidents within our organization.

We believe it is important to recognize and promote a positive and safe work culture. To this end, we hold a quarterly Safety Recognition Award Program. Our management team emphasises open lines of communication and conducts quarterly employee meetings throughout our various facilities in order to keep our workforce updated on safety concerns. We also use this time to conduct demonstrations in safety education and quality improvement. Since 2012, a safety component has been included in our annual incentive program guidelines for our executive officers and other key employees to recognize the importance that we and our customers place on safety.

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

Our quality management systems are certified as ISO 9001-2008 programs. ISO 9001-2008 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to semi-annual review and full recertification every three years.

Customers and Contracting

Our principal customers include major and large independent oil and gas companies and their contractors, and marine service companies, offshore support companies, offshore and inland barge and support vessel operators, offshore construction contractors, diving companies, energy companies, the U.S. Army, the U.S. Army Corps of Engineers, the U.S. Coast Guard, the U.S. Navy and the state and local governmental agencies and their contractors. Over the past five years, sales of structures and related services used in the Gulf of Mexico by oil and gas exploration and production companies accounted for approximately 69.4% of our revenue. Our international sales fluctuate from year to year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 3% and 16% of revenue during each of the last five years, and accounted for 10%, 6%, and 9% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

A large portion of our revenue has historically been generated by only a few customers, although not necessarily the same customers from year to year. Our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 51% of revenue in 2014 (32% for Walter Oil & Gas Corporation and 19% for Anadarko Petroleum Corporation), 60% of revenue in 2013 (36% for Williams Field Services – Gulf Coast Company, L.P. and 24% for Chevron Corporation), and 61% of revenue in 2012 (37% for Chevron Corporation and 24% for Williams Field Services – Gulf Coast Company, L.P.). Substantially all of the revenue represented by our largest customers (those which individually accounted for 10% or more of revenue in a given year) in the last three years relates to work performed on large deepwater projects.

At December 31, 2014, 97.3% of our backlog, which consisted of work remaining and commitments received through February 26, 2015, was attributable to 35 projects involving 12 customers. Of our backlog at December 31, 2014, projects for our three largest customers consisted of (i) jackets, piles, and topside for a deepwater Gulf of Mexico project for one customer, (ii) five jackets and piles for a shallow water wind turbine project located off the coast of Rhode Island, and (iii) three tow boats for an inland towing customer.

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

Generally our projects are subject to the same bid procedures and are accounted for using the percentage-of-completion accounting method. Projects are generally awarded on a fixed-price, unit rate, alliance/partnering or cost-plus basis. Under fixed-price contracts, we receive the price fixed in the contract, subject to adjustment only for change-orders approved by the customer. As a result, we retain all cost savings but are also responsible for all cost overruns. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract may contain hundreds to thousands of unit rates of measure. Profit margins are built in to the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor and material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than that targeted in the contract, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor costs. Accordingly, under alliance/partnering arrangements, we have some protection from cost overruns but also share a portion of any cost savings with the customer. Under cost-plus arrangements, pursuant to which we receive a specified fee in excess of our direct labor and material costs, we are protected against cost overruns but do not benefit directly from cost savings. Because we generally price materials as pass-through items on our contracts, the cost of our labor force is the primary factor affecting our operating costs. Consequently, it is essential that we control the cost and productivity of the direct labor hours worked on our projects.

Seasonality

Although high activity levels in the oil and gas industry and capacity limitations can somewhat diminish the seasonal effects on our operation, our operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rain, cold temperatures, and a decrease in daylight hours. In addition, our customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. In recent years, seasonality has had less of an impact on productivity, mainly due to our ongoing investment in machinery and equipment and covered fabrication areas.

Competition

The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Our marketing team approaches engineering companies, oil and gas companies, and marine companies with potential fabrication projects to allow us an opportunity to bid for the projects. Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which qualified fabricator is awarded a contract for a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have one domestic competitor, Kiewit Offshore Services, for the fabrication of deepwater projects such as large topsides and tendons. However, an increasing number of foreign shipyards, many of which have lower fixed costs than their United States competitors, also compete for larger deepwater projects destined for both the Gulf of Mexico and international waters. We compete with numerous domestic fabricators, including State Services Co., Inc. and Kiewit Offshore Services, for platform jackets for intermediate water depths from 150 feet to 300 feet. Numerous domestic and foreign shipyards compete for marine projects.

We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2008 fabricators will enable us to continue to compete effectively for projects destined for Gulf of Mexico and international waters. We recognize, however, that foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, as a result of recent technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the Gulf of Mexico may hinder our ability to successfully bid for projects in the Gulf of Mexico against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with foreign contractors for large deepwater projects.

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In 2014, we had one asserted liquidated damages claim in the amount of $0.3 million that was fully settled, related to the fabrication of an offshore supply vessel. Other than the aforementioned claim, as of March 5, 2015, we were not aware of any asserted liquidated damages claims by any of our customers.

As of December 31, 2014, we had a revenue backlog of $184.7 million and a labor backlog of approximately 1.7 million man-hours remaining to work, including commitments received through February 26, 2015, compared to revenue backlog of $358.7 million and a labor backlog of 3.3 million man-hours reported as of December 31, 2013. We exclude suspended projects from contract backlog because resumption of work and timing of backlog revenues are difficult to predict. As of December 31, 2014, we had one suspended project related to the fabrication of a shallow water jacket. The project was 44% complete at December 31, 2014 and remaining backlog was $2.6 million. We were paid in full for all work completed for this project.

Of our backlog at December 31, 2014,

•	64.2% was for three customers as compared to 69.1% for three customers at December 31, 2013.

•	$70.1 million, or 38.0%, represented projects destined for deepwater locations compared to $224.5 million, or 62.6%, at December 31, 2013.

•	$5.3 million, or 2.9%, represented projects destined for foreign locations compared to $28.7 million, or 8.0%, at December 31, 2013.

Projects for our three largest customers consisted of (i) jackets, piles, and topside for a deepwater Gulf of Mexico project for one customer, which commenced in the second and fourth quarters of 2013, respectively; (ii) five jackets and piles for a shallow water wind turbine project located off the coast of Rhode Island that commenced in the fourth quarter of 2014; and (iii) three tow boats for an inland towing customer that commenced in the third quarter of 2014. The deepwater project is scheduled to be completed during the third quarter of 2015; two of the jackets, piles and deck projects are scheduled to be completed during the second quarter of 2015 and the last three jackets, piles and deck projects are scheduled to be completed during the third quarter of 2015; the first tow boat is expected to be completed during the third quarter of 2015, the second tow boat is expected to be completed during the first quarter of 2016, and the third tow boat is expected to be completed during the third quarter of 2016.

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

As of December 31, 2014, we expect to recognize revenues from our backlog of approximately

•	$176.7 million, or 95.7%, during the calendar year 2015, and

•	$8.0 million, or 4.3%, during the calendar year 2016.

The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2015, with a higher level of bidding activity in the fourth quarter of 2015. Bidding activity for non-traditional Gulf of Mexico (GOM) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase in the second half of 2015.

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

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. With respect to our Texas facilities, the Intercoastal Waterway provides access between our North and South Texas yards. From our South yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our projects and could have a material adverse effect on our operations and financial position.

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

Employees

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2014 and 2013, we had approximately 1,700 and 1,900 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used decreased to 247 in 2014 as compared to 467 in 2013. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to increase our labor force. The demand for such workers is high and the supply can be limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and to the extent such wage increases could not be passed on to our customers, our production capacity and growth potential could be diminished. In an effort to maintain our current workforce and attract new employees in periods of high activity, we have enhanced several incentive programs and expanded our training facility.

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

Our business depends primarily on the level of capital expenditures by oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile, primarily as a result of fluctuations in oil and gas prices. Projects for which we are engaged may be deferred or delayed by our customers based, in part, on the price of oil and gas. The levels of our customers’ capital expenditures are influenced by, among other things:

•	oil and gas prices and industry perceptions of future prices;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	the discovery rate of new oil and gas reserves in offshore areas;

•	local, federal and international political and economic conditions;

•	technological advances; and

•	uncertainty regarding the United States energy policy, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact the industry.

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

Deepwater projects have historically represented a significant part of our backlog. As of December 31, 2014, we had a revenue backlog of $184.7 million and a labor backlog of approximately 1.7 million man-hours. With respect to backlog at December 31, 2014, $70.1 million, or approximately 38.0%, represents projects destined for deepwater locations. Since the scope of work and contract prices on most deepwater projects typically represent a substantial portion of overall backlog, a suspension, termination, or change in scope of any of these projects is likely to have a more significant adverse impact on revenue, net income and cash flow as compared to other projects. For example, in 2013, we recognized estimated contract losses of $29.6 million on a large deepwater project as a result of our inability to recover certain costs and the de-scoping of the project, whereby remaining completion and integration work was performed by a different integration contractor. In 2012, we entered into a contract with another deepwater customer to suspend work on one of our major projects and, following the customer’s failure to pay the outstanding balance of $31.3 million on the contract on or before March 31, 2013, terminated the contract with our customer.

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

Foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the Gulf of Mexico may hinder our ability to successfully bid for projects in the Gulf of Mexico against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with foreign contractors for large deepwater projects. For additional information, see “Business and Properties – Competition” for more information regarding the competitive nature of our industry.

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

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates;

•	our inability to recover compensation for additional work we perform or expenses we incur as a result of customer change orders or customer delays in delivering or deviations to designs and drawings;

•	changes in estimates or bidding;

•	our payment of liquidated damages upon a failure to meet scheduled delivery requirements; and

•	termination or de-scoping of projects by our customers.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year.

For example, we recognized contract losses of $6.6 million for the year ended December 31, 2014 that were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. We also recognized contract losses of $29.6 million as of December 31, 2013 on one of our large deepwater projects, mainly due to our inability to recover certain costs and the de-scoping of one of our major deepwater contracts.

Our failure to successfully defend against claims made against us by customers or subcontractors, or our failure to successfully recover on claims made by us against customers or subcontractors, could adversely affect our business, financial condition, results of operations and cash flows.

Our projects are generally highly complex and we may encounter difficulties in design or engineering, schedule changes and other factors, some of which may be beyond our control, that affect our ability to complete projects in accordance with original delivery schedules or to otherwise meet contractual performance obligations. We may bring claims against customers for additional costs exceeding contract prices or for amounts not included in original contract prices as a result of customer-caused delays or changes from initial project scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. Claims among us and our subcontractors may include claims similar to those described above. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings, and we may invest significant working capital in projects to cover cost overruns pending resolution of these claims. These claims could materially adversely affect our business, financial condition, results of operations and cash flows.

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

For example, we recognized contract losses of $6.6 million for the year ended December 31, 2014 that were primarily related to two tank barges projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. We also recognized contract losses of $29.6 million as of December 31, 2013 on one of our large deepwater projects, mainly due to our inability to recover certain costs and the de-scoping of one of our major deepwater contracts.

We are susceptible to adverse weather conditions in our market areas.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rain, colder temperatures, and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our customers often schedule the completion of their projects during the summer months in order to take advantage of milder weather for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our executives and other key employees. The loss of the services of one or more of these individuals could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas and marine companies. Generally, our major oil and gas customers engage us for large deepwater fabrication projects. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget devoted to platform construction plans in a particular year and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 51% of revenue in 2014 (32% for Walter Oil and Gas Corporation and 19% for Anadarko Petroleum Corporation), 60% of revenue in 2013 (36% for Williams Field Services – Gulf Coast Company, L.P. and 24% for Chevron USA, Inc.), and 61% of revenue in 2012 (37% for Chevron USA, Inc. and 24% for Williams Field Services – Gulf Coast Company, L.P.). The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

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

We work closely with these subcontractors to monitor progress and address our customer requirements. We generally have the ability to pursue back charges for costs we incur or liabilities we assume as a result of a subcontractor’s lack of performance. However, the inability of our subcontractors to perform under the terms of their contracts could cause us to incur additional costs that reduce profitability or create losses on projects.

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

None.

Executive Officers of the Registrant

Listed below are the names, ages and offices held by each of our executive officers as of March 5, 2015. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	52	President, Chief Executive Officer and Director
Jeffrey M. Favret	53	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Todd F. Ladd .	48	Executive Vice President and Chief Operating Officer

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

Jeffrey M. Favret became Vice President of Finance, Chief Financial Officer and Treasurer in May 2013. Mr. Favret became Secretary in May 2014 and was appointed Executive Vice President in February 2015. Mr. Favret has worked with companies in oil and gas exploration and production, vessel construction, offshore drilling construction and offshore vessel/marine transportation industries, among others. Mr. Favret previously served as Director of Finance, Energy Infrastructure Segment, of FMC Technologies, Inc., a leading global provider of technology solutions for the energy industry, from May 2012 to May 2013. Mr. Favret also served as the Chief Accounting Officer for Trico Marine Services, Inc., a provider of marine support vessel and subsea services to the offshore oil and gas industry, from April 2010 to May 2012. Prior to that, Mr. Favret served as Director (Partner) of the accounting firm Postlethwaite & Netterville, and in various roles at Ernst & Young in its Assurance and Advisory practice.

Todd F. Ladd became Chief Operating Officer in February 2014 and was appointed Executive Vice President in February 2015. Mr. Ladd previously served as Vice President and General Manager of the Company since July 2013. Mr. Ladd has over 25 years industry experience in the offshore fabrication sector. From 2001 to 2013, Mr. Ladd served as a partner and Senior Project Manager with Paloma Energy Consultants, an offshore construction project management firm. From April 1996 to August 2001, Mr. Ladd served as a Project Manager for Gulf Island, L.L.C. Mr. Ladd also served as Production Engineer and Facility Engineer at McDermott Marine Construction from January 1988 through March 1996.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 5, 2015, we had approximately 3,200 holders of record of our common stock.

The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC, and the amount of cash dividends declared per share of our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2014
First Quarter	$23.89	$18.06	$.10
Second Quarter	24.01	18.10	.10
Third Quarter	21.99	17.11	.10
Fourth Quarter	23.57	16.43	.10

Fiscal Year 2013
First Quarter	$25.49	$20.20	$.10
Second Quarter	22.63	18.76	.10
Third Quarter	25.00	18.92	.10
Fourth Quarter	26.82	21.85	.10

In each quarter of 2014, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.9 million. On February 26, 2015, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 27, 2015 to shareholders of record on March 13, 2015. Any future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.

Issuer Purchases of Equity Securities

The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2014.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2014	—		—	—	—
November 1 to 30, 2014	2,374		$19.51	—	—
December 1 to 31, 2014	9,820		$20.71	—	—

Total	12,194	(a)	$20.48	—	—

(a)	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations for stock options and restricted stock awards. We do not have a publicly announced share repurchase program.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2009 to December 31, 2014, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2010 at closing prices on December 31, 2009 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
Gulf Island Fabrication, Inc.		34.27	4.51	-16.45	-1.66	-14.85
S&P 500 Index		15.06	2.11	16.00	32.39	13.69
S&P 500 Oil & Gas Equipment & Services		39.28	-11.68	0.00	30.65	-7.80

	Base Period Dec 09	INDEXED RETURNS Years Ending
Company / Index		Dec 10	Dec 11	Dec 12	Dec 13	Dec 14
Gulf Island Fabrication, Inc.	100	134.27	140.32	117.25	115.30	98.18
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Oil & Gas Equipment & Services	100	139.28	123.01	123.01	160.71	148.18

Item 6.	Selected Financial Data

The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2014 is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Income Statement Data:
Revenue	$506,639	$608,326	$521,340	$307,832	$248,286
Cost of revenue:
Contract costs	462,083	584,665	502,999	295,614	225,015
Provision for losses on contract receivables	—	—	14,501	—	—
Asset impairments	—	—	—	7,690	—

Total cost of revenue	462,083	584,665	517,500	303,304	225,015

Gross profit	44,556	23,661	3,840	4,528	23,271
General and administrative expenses	20,609	11,555	9,806	8,187	7,947

Operating income (loss)	23,947	12,106	(5,966)	(3,659)	15,324
Net interest income (expense)	(24)	(234)	433	902	5,021
Other, income (expense)	(99)	(337)	128	309	1,014

Income (loss) before income taxes	23,824	11,535	(5,405)	(2,448)	21,359
Income taxes	8,504	4,303	(1,314)	(644)	8,266

Net income (loss)	$15,320	$7,232	$(4,091)	$(1,804)	$13,093

Income Summary Data:
Basic earnings (loss) per share—common shareholders	$1.05	$0.50	$(0.29)	$(0.13)	$0.90

Diluted earnings (loss) per share—common shareholders	$1.05	$0.50	$(0.29)	$(0.13)	$0.90

Basic weighted-average common shares	14,505	14,463	14,400	14,351	14,318

Diluted weighted-average common shares	14,505	14,469	14,400	14,351	14,329

Cash dividend declared per common share	$0.40	$0.40	$0.40	$0.24	$0.04

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Working capital	$99,730	$89,721	$81,330	$101,926	$112,111
Property, plant and equipment, net	224,777	223,555	229,216	216,722	197,652
Total assets	397,943	426,234	403,495	395,935	334,856
Debt	—	—	—	—	—
Operating Data:
Direct labor hours worked for the year ended December 31, (1)	3,646	4,060	4,768	2,715	2,403
Backlog as of December 31, (2)
Direct labor hours	1,654	3,256	4,372	4,609	3,837
Dollars	$184,667	$358,732	$536,950	$614,481	$486,146

(1)	Direct labor hours are hours worked by employees directly involved in the production of our products.
(2)	Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized, with respect to those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. The backlog as of each year end also includes commitments received subsequent to December 31, as described in Item 1 of this report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Outlook

Our results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, foreign locations throughout the world, (ii) our ability to manage contracts to successful completion, and (iii) our ability to win contracts through competitive bidding or alliance/partnering arrangements. The level of exploration and development activity is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, technology and changes in the regulatory environment, including new permitting processes and increased regulation imposed on domestic oil and gas exploration by the Bureau of Ocean Energy, Regulation and Enforcement.

The slowdown in our industry as a result of the downturn in oil prices presents challenges in the near term, particularly as it relates to shallow water activity. In 2014, the pace of growth in overall capital spending in the global oil and gas industry decreased. From 2010 to 2013, the industry experienced an approximate 12% compound annual growth rate in upstream capital spending; in 2014, overall spending was only up 3% from the prior year. In recent years, capex growth, especially in North America, was fueled primarily by independent exploration and production companies; however, even before the recent reduction in oil prices, many independent producers reduced their offshore positions for the relative safety and predictability of onshore shale projects. In the latter part of 2014, the industry began to experience decreased spending by larger, integrated companies, particularly in the offshore sector. The recent downturn in oil prices introduces additional uncertainty to short- and long-term demand in offshore oil and gas project activity.

We are quickly responding to expected near-term decreases in capital spending by our customers by reducing our own discretionary and capital spending. We continuously adjust the level of our workforce, based on anticipated future backlog. As we work through existing backlog, depending on the duration of the downturn, we may need to make additional reductions in labor in the second half of 2015, commensurate with the level of activity in our fabrication yards. From a marketing perspective, we are increasing our focus on obtaining marine fabrication and repair work, certain petrochemical plant work, alternative energy fabrication projects, such as wind farm projects similar to our existing project off the coast of Rhode Island, and other activities that are less susceptible to fluctuations in oil prices.

We intend to use this period of reduced activity that we anticipate as a result of the slowdown in customer spending as an opportunity to further strengthen our execution improvement strategies, including modernizing certain information technology systems. We believe that our strong balance sheet, levels of cash, and access to capital provides us with the strength to persevere throughout this cycle.

In the long term, demand for our products and services will, to a large extent, continue to depend on the timing of changes in prices for oil and gas and the capital spend decisions of oil and gas exploration and production companies, which is difficult to predict.

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

As of December 31, 2014, we had a revenue backlog of $184.7 million and a labor backlog of approximately 1.7 million man-hours remaining to work, including commitments received through February 25, 2015 compared to revenue backlog of $358.7 million and a labor backlog of 3.3 million man-hours reported as of December 31, 2013. We exclude suspended projects from contract backlog because resumption of work and timing of revenue recognition for these projects are difficult to predict. As of December 31, 2014, we had one suspended project related to the fabrication of a shallow water jacket. The project was 44% complete at December 31, 2014 and the remaining backlog was $2.6 million. We were paid in full for all work completed for this project.

Of our backlog at December 31, 2014,

•	64.2% was for three customers as compared to 69.1% for three customers at December 31, 2013.

•	$70.1 million, or 38.0%, represented projects destined for deepwater locations compared to $224.5 million, or 62.6%, at December 31, 2013.

•	$5.3 million, or 2.9%, represented projects destined for foreign locations compared to 28.7 million, or 8.0%, at December 31, 2013.

Projects for our three largest customers consisted of (i) jackets, piles, and topside for a deepwater Gulf of Mexico project for one customer, which commenced in the second and fourth quarters of 2013, respectively; (ii) five jackets and piles for a shallow water wind turbine project located off the coast of Rhode Island, that commenced in the fourth quarter of 2014; and (iii) three tow boats for an inland towing customer that commenced in the third quarter of 2014. The deepwater project is scheduled to be completed during the third quarter of 2015; two of the jackets, piles and deck projects are scheduled to be completed during the second quarter of 2015 and the last three jackets, piles and deck projects are scheduled to be completed during the third quarter of 2015; the first tow boat is expected to be completed during the third quarter of 2015, the second tow boat is expected to be completed during the first quarter of 2016, and the third tow boat is expected to be completed during the third quarter of 2016.

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

As of December 31, 2014, we expected to recognize revenues from our backlog of approximately

•	$176.7 million, or 95.7%, during the calendar year 2015, and

•	$8.0 million, or 4.3%, during calendar year 2016.

The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect bids for deepwater projects to be available in the second half of 2015 with a higher level of bidding activity in the fourth quarter of 2015. Bidding activity for non-traditional Gulf of Mexico (GOM) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase in the second half of 2015.

Workforce

Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2014 and 2013, we had approximately 1,700 and 1,900 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used decreased to 247 in 2014 as compared to 467 in 2013. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good. In an effort to maintain our current workforce and attract new employees in period of high activity, we have enhanced several incentive programs and expanded our training facility. For additional information, see Item 1A- Risk Factors – “We might be unable to employ a sufficient number of skilled workers.”

Man-hours worked were 3.6 million, 4.1 million and 4.8 million for the years ending December 31, 2014, 2013 and 2012 respectively. The decrease in man-hours worked in 2014 relative to 2013 was primarily attributable to overall decreased levels of activity as a result of the completion of topsides for two large deepwater customers in 2013, and a Spar Hull for a large deepwater customer in the first quarter of 2014.

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

At December 31, 2014, we had no revenue related to unapproved change-orders on projects. At December 31, 2013, we recorded revenue totaling $0.1 million related to certain change-orders on two projects which were approved as to scope but not price. At December 31, 2013, we recorded revenue totaling $3.7 million related to re-measure units and quantities on a unit rate contract. At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change-orders on four projects which were approved as to scope but not price. At December 31, 2012, we also recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract. All unapproved items as of December 31, 2013 and 2012, respectively, were subsequently approved in the normal course of business.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $6.6 million, $30.8 million, and $12.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Contract losses for the year ended December 31, 2014 were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. Contract losses in 2013 were primarily due to our inability to recover certain costs and the de-scoping of one of our major deepwater projects, as further discussed in the “Backlog” section above. Contract losses in 2012 were primarily related to increased man-hours driven by delays in delivery of specification and design changes by a deepwater customer causing out-of-sequence work schedules.

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

During the fourth quarter of 2014, the Company included an allowance for bad debt in the amount of $3.6 million in connection with negotiations of an outstanding contract receivable balance with a deepwater offshore customer related to a deepwater hull project that was completed during the first quarter of 2014.

At December 31, 2013, the Company included an allowance for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project. The Company collected $0.6 million of this balance in connection with a final settlement during the fourth quarter 2014.

Assets Held for Sale

Assets held for sale consist of a partially constructed topside, related valves, piling and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value of these assets with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. In connection with its fourth quarter of 2014 assessment of the fair value of the assets held for sale, management determined that its previous estimate of $13.5 million for the fair value of these assets had declined to $10.3 million. As a result, we included in our income statement within general and administrative expense for the year ended December 31, 2014 an impairment charge of $3.2 million.

During the first quarter of 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds. In addition, in 2014, we engaged engineering consultants to assist with the marketing efforts for the assets held for sale.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual disposition of project deliverables. However, the ultimate amount we are able to recover for these assets is dependent upon various factors, including overall market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

For the twelve-month period ended December 31, 2014, our revenue was $506.6 million compared to $608.3 million for the twelve-month period ended December 31, 2013, a decrease of 16.7%. The following factors contributed to the decrease in revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013:

•	pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2014 were 48.2% compared to 58.5% for the twelve-month period ended December 31, 2013; and

•	overall decreased levels of activity as a result of the completion of topsides for two large deepwater customers in 2013, and a Spar Hull for a large deepwater customer in the first quarter of 2014.

The decrease in pass-through costs for the twelve months ended December 31, 2014 primarily relates to higher levels of sub-contracted service costs on our major deepwater projects in 2013. Pass-through costs, as described in Note 12 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the gross profit recognized for that particular period. The decrease in revenue was offset by lower estimated contract losses of $6.6 million for December 31, 2014 compared to $30.8 million for December 31, 2013. These losses are further discussed in “Backlog” above.

For the twelve-month periods ended December 31, 2014 and 2013, gross profit was $44.6 million (8.8% of revenue) and $23.7 million (3.9% of revenue), respectively. Factors contributing to the overall increase in gross profit for the twelve-month period ended December 31, 2014 compared to the twelve-month period ended December 31, 2013 include:

•

lower contract losses of $6.6 million during the twelve month period ended December 31, 2014 compared to $30.8 million during the twelve-month period ended December 31, 2013 as further explained in “Backlog” above;

•	a return to traditional jacket and smaller topside shallow water projects during 2014 as compared to 2013; and

•	a higher level of offshore commissioning and hook-up activity performed on a time and material basis.

Both the offshore connection and hook-up work and execution of the 2014 shallow water projects garnered higher profit margins as compared to our mix of projects performed during 2013, primarily due to (i) certain project improvement initiatives undertaken in 2014, and (ii) the fact that we historically have been able to more effectively control costs associated with these projects as compared to larger, more complex deepwater projects.

Our general and administrative expenses were $20.6 million for the twelve-month period ended December 31, 2014 compared to $11.6 million for the twelve-month period ended December 31, 2013. Factors that contributed to the increase in general and administrative expenses for the twelve months ended December 31, 2014 include:

•	an impairment charge of $3.2 million in 2014 related to assets held for sale;

•	a net increase of $2.7 million in bad debt expense;

•	increases in expenses related to the relocation of our corporate headquarters to Houston, Texas and hiring of additional corporate staff members to support operations;

•	the addition of three consultants to assist with the marketing efforts for assets held for sale and potential FLNG opportunities; and

•	increases in expenses associated with an increase in the numbers of directors serving on our board.

Bad debt expense for 2014 included a $3.6 million increase in the fourth quarter related to negotiations of an outstanding contract receivable balance with a customer for a deepwater hull project completed during the first quarter of 2014. At December 31, 2013, the Company included an allowance for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project. The Company collected $0.6 million of this balance in connection with a final settlement during the fourth quarter 2014.

As further discussed in “Assets held for sale”, under Critical Accounting Policies above, as of December 31, 2014, management determined that its previous estimate of $13.5 million for the fair value of assets held for sale had declined to $10.3 million. As a result, we included in general and administrative expenses in our income statement for the year ended December 31, 2014 an impairment charge of $3.2 million.

We had net interest expense of $24,000 for the twelve-month period ended December 31, 2014 compared to net interest expense of $234,000 for the twelve-month period ended December 31, 2013. Net interest expense for the period ended December 31, 2014 was lower as a result of decreased borrowings on the line of credit.

We had other expenses of $99,000 for the twelve-month period ended December 31, 2014, compared to other expenses of $337,000 for the twelve-month period ended December 31, 2013. Other expenses for both periods primarily represent losses on sales of miscellaneous equipment.

Our effective income tax rate was 35.7% for the twelve-month period ended December 31, 2014, compared to 37.3% for the twelve-month period ended December 31, 2013. The decrease in the effective rate for the period ended December 31, 2014 is a result of (a) lower effective state income tax rate; and (b) the fact that we were able to fully utilized net operating losses in 2014, allowing the Company to take the Qualified Production Activities Income Deduction (Section 199) for taxable earnings in excess of net operating losses for the year ended December 31, 2014.

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

The increase in revenue was partially offset by estimated contract losses of $30.8 million primarily for a separate large deep-water project, as further discussed in “Backlog” above.

For the twelve-month periods ended December 31, 2013 and 2012, gross profit was $23.7 million (3.9% of revenue) and $3.8 million (0.7% of revenue), respectively. Factors contributing to the overall increase in gross profit for the twelve-month period ended December 31, 2013 compared to the twelve-month period ended December 31, 2012 include:

•

Increased margin on revenue associated with fabrication of topside and hull projects for a large deepwater customer after contract renegotiations to effectively convert the contracts from a unit rate basis to an alliance/partnering basis.

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

Our general and administrative expenses were $11.6 million for the twelve-month period ended December 31, 2013 compared to $9.8 million for the twelve-month period ended December 31, 2012. Although the absolute dollar value represented an 18% increase in 2013 relative to 2012, general and administrative expenses, as a percentage of revenue, was 1.9% for the twelve-month periods ended December 31, 2013 and 2012. Factors that contributed to the increase in general and administrative expenses for the twelve months ended December 31, 2013 include:

•	An increase of $0.9 million in employee compensation; and

•	An increase of $0.9 million in bad debt expenses in connection with a vessel upgrade and outfitting project.

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

Liquidity and Capital Resources

At December 31, 2014, our cash and cash equivalents totaled $36.1 million; working capital was $99.7 million; and our ratio of current assets to current liabilities was 2.3 to 1.0, compared to cash and cash equivalents of $36.6 million; working capital of $89.7 million; and a ratio of current assets to current liabilities of 1.8 to 1.0 at December 31, 2013. Our primary uses of cash during 2014 were related to capital expenditures, investments in projects, and payment of dividends.

We are currently in discussions with a customer related to collection of a contract receivable balance for a deepwater hull project that was completed during the first quarter 2014. In the fourth quarter 2014, we included in general and administrative expenses in our income statement an allowance for bad debt in the amount of $3.6 million for this customer, resulting in a $10.0 million receivable balance at December 31, 2014. We expect to have the matter fully resolved before or shortly after the end of the first quarter 2015. There are no unbilled balances associated with this project.

As of February 25, 2015, we collected $62.5 million of our contract receivable balance outstanding at December 31, 2014. We had approximately $7.7 million of costs and estimated earnings in excess of billings on uncompleted contracts balance that related to projects with milestone billing terms, of which approximately $3.5 million was billed subsequent to December 31, 2014. The remaining unbilled amounts are billable on a monthly basis.

Historically we have funded our business activities through cash generated from operations. The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80 million revolving credit facility. The credit agreement also allows the Company to use up to the full amount of the available borrowing base for letters of credit. The credit facility matures on December 31, 2015. Our revolving line of credit is secured by substantially all of our assets, other than real property located in the state of Louisiana. Amounts borrowed under our revolving line of credit bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of our revolving line of credit.

At December 31, 2014 we had no outstanding borrowings under our revolving line of credit, and we had outstanding letters of credit totaling $21.0 million, which reduced the unused portion of our revolving line of credit to $59.0 million.

We are required to maintain certain financial covenants under our revolving line of credit, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $254.1 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2014, we were in compliance with these covenants.

Net cash provided by operating activities was $32.1 million for the year ended December 31, 2014, compared to $38.0 million for the year ended December 31, 2013. The decrease was a result of increased investment in projects in 2014, primarily in connection with the start-up of our large traditional jacket deepwater project, partially offset by stronger operating performance, specifically related to increased gross profit and lower contract losses.

Net cash used in investing activities for the year ended December 31, 2014 was $26.7 million, primarily related to capital expenditures for equipment and improvements to our production facilities, including $15.4 million for two cranes for our Texas facility.

We anticipate capital expenditures for 2015 to be approximately $4.8 million, including $1.1 million for yard and facility infrastructure, $2.0 million for new equipment, and $1.7 million for maintenance capital expenditures at our facilities.

The $5.9 million of net cash used in financing activities for the year ended December 31, 2014 was related to payments of dividends on common stock.

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

Contractual Obligations and Commitments

The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2014, (in thousands).

	Total	Payments Due by Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment – equipment (1)	$179	$179	$—	$—	$—
Purchase commitment – material and services (2)	12,873	12,873	—	—	—
Operating leases (3)	1,124	213	438	454	19

	$14,176	$13,265	$438	$454	$19

(1)	“Purchase commitment – equipment” is a commitment related to purchase order agreements.
(2)	“Purchase commitment – material and services” is a commitment related to purchase order agreements.
(3)	Operating leases are commitments for office space.

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

In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-20 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 38.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 5, 2015, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 5, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 5, 2015

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Controller – Financial Reporting (the principal accounting officer) and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer (the principal accounting officer), the Corporate Controller and persons performing similar functions. These codes are available to the public on our web site at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our web site.

The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0		N/A	542,123
Equity compensation plans not approved by security holders	0			0

Total	0	(1)		542,123	(2)

(1)	There were no outstanding options as of December 31, 2014.
(2)	As of December 31, 2014, there were 445,551 shares remaining available for issuance under the 2011 Stock Incentive Plan, 74,669 shares remaining available under the 2002 Long-Term Incentive Plan and 21,903 shares remaining available under the Long-Term Incentive Plan, all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

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

G-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Gulf Island Fabrication, Inc.

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 5, 2015

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,085	$36,569
Contracts receivable, net	80,448	98,579
Contract retainage	—	111
Costs and estimated earnings in excess of billings on uncompleted contracts	26,989	24,727
Prepaid expenses and other	4,510	4,862
Inventory	10,140	11,329
Deferred tax assets	2,646	9,927
Income tax receivable	1,350	1,365
Assets held for sale	10,327	14,527

Total current assets	172,495	201,996
Property, plant and equipment, net	224,777	223,555
Other assets	671	683

Total assets	$397,943	$426,234

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,272	$66,054
Billings in excess of costs and estimated earnings on uncompleted contracts	18,766	35,006
Accrued contract losses	817	—
Accrued employee costs	7,723	7,516
Accrued expenses and other liabilities	5,187	3,699

Total current liabilities	72,765	112,275
Deferred tax liabilities	39,380	38,397

Total liabilities	112,145	150,672
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,539,104 issued and outstanding at December 31, 2014 and 14,493,748 at December 31, 2013, respectively	10,090	10,012
Additional paid-in capital	93,828	93,125
Retained earnings	181,880	172,425

Total shareholders’ equity	285,798	275,562

Total liabilities and shareholders’ equity	$397,943	$426,234

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$506,639	$608,326	$521,340
Cost of revenue:
Contract costs	462,083	584,665	502,999
Provision for loss on contract receivable	—	—	14,501

Total cost of revenue	462,083	584,665	517,500

Gross profit	44,556	23,661	3,840
General and administrative expenses	20,609	11,555	9,806

Operating income (loss)	23,947	12,106	(5,966)
Other income (expense):
Interest expense	(37)	(237)	(153)
Interest income	13	3	586
Other income (expense), net	(99)	(337)	128

	(123)	(571)	561

Income (loss) before income taxes	23,824	11,535	(5,405)
Income taxes	8,504	4,303	(1,314)

Net income (loss)	$15,320	$7,232	$(4,091)

Per share data:
Basic earnings (loss) per share—common shareholders	$1.05	$0.50	$(0.29)

Diluted earnings (loss) per share—common shareholders	$1.05	$0.50	$(0.29)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at January 1, 2012	14,376,443	$9,921	$91,933	$180,945	$282,799
Exercise of stock options	15,065	(8)	(63)	—	(71)
Income tax benefit from stock compensation	—	—	259	—	259
Net loss	—	—	—	(4,091)	(4,091)
Vesting of restricted stock	61,152	(79)	(717)	—	(796)
Compensation expense restricted stock	—	122	1,100	—	1,222
Dividends on common stock	—	—	—	(5,822)	(5,822)

Balance at December 31, 2012	14,452,660	$9,956	$92,512	$171,032	$273,500
Exercise of stock options	2,900	20	183	—	203
Income tax benefit from stock compensation	—	—	116	—	116
Net income	—	—	—	7,232	7,232
Vesting of restricted stock	38,188	(32)	(290)	—	(322)
Compensation expense restricted stock	—	68	604	—	672
Dividends on common stock	—	—	—	(5,839)	(5,839)

Balance at December 31, 2013	14,493,748	$10,012	$93,125	$172,425	$275,562
Net income	—	—	—	15,320	15,320
Vesting of restricted stock	45,356	(35)	(323)	—	(358)
Compensation expense restricted stock	—	113	1,026	—	1,139
Dividends on common stock	—	—	—	(5,865)	(5,865)

Balance at December 31, 2014	14,539,104	$10,090	$93,828	$181,880	$285,798

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$15,320	$7,232	($4,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,436	25,087	23,396
Provision for losses on contract receivables	—	—	14,501
Asset impairment	3,200	—	—
Allowance for doubtful accounts	3,168	887	—
Loss on the sale of assets	86	353	—
Deferred income taxes	8,264	3,788	(1,848)
Stock-based compensation expense	1,139	672	(259)
Excess tax benefits from share-based payment arrangements	—	(116)	1,222
Changes in operating assets and liabilities:
Contracts receivable, net	14,963	(55,353)	(1,937)
Contract retainage	111	1,187	3,015
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,262)	1,590	(13,335)
Billings in excess of costs and estimated earnings on uncompleted contracts	(16,240)	9,418	(20,865)
Accounts payable	(25,782)	16,569	28,983
Prepaid subcontractor costs	—	33,145	(23,414)
Prepaid expenses and other assets	352	(385)	(1,113)
Inventory	1,189	(6,325)	1,254
Accrued contract losses	817	(3,790)	3,790
Accrued employee costs	(154)	1,854	944
Accrued expenses	1,488	(1,462)	2,551
Current income taxes	15	3,652	(1,757)

Net cash provided by operating activities	$32,110	$38,003	$11,037
Cash flows from investing activities:
Capital expenditures, net	(27,658)	(21,353)	(35,890)
Proceeds on the sale of equipment	929	551	—

Net cash used in investing activities	(26,729)	(20,802)	(35,890)
Cash flows from financing activities:
Borrowings against notes payable	22,000	45,000	—
Payments on notes payable	(22,000)	(45,000)	—
Proceeds from exercise of stock options	—	203	17
Excess tax benefit from share-based payment arrangements	—	116	259
Payments of dividends on common stock	(5,865)	(5,839)	(5,822)

Net cash used in financing activities	(5,865)	(5,520)	(5,546)

Net (decrease) increase in cash and cash equivalents	(484)	11,681	(30,399)
Cash and cash equivalents at beginning of period	36,569	24,888	55,287

Cash and cash equivalents at end of period	$36,085	$36,569	$24,888

Supplemental cash flow information:
Interest paid	$169	$843	$99

Income taxes paid (received), net of payments (refunds)	$225	$3,138	$2,291

Schedule of Noncash Financing Activities
Reclassification of assets to held for sale	—	$14,527	—

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Gulf Island Fabrication, Inc. (“Gulf Island”) serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P. (both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves), Gulf Island Marine Fabricators, L.L.C. (which performs marine fabrication and construction services), Dolphin Services, L.L.C. (which performs offshore and onshore fabrication and construction services), Dolphin Steel Sales, L.L.C. (which sells steel plate and other steel products) and Gulf Island Resources, L.L.C. (which hires laborers with similar rates and terms as those provided by contract labor service companies).

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the fourth quarter of 2014, the Company included an allowance for bad debt in the amount of $3.6 million in connection with negotiations of an outstanding contract receivable balance with a deepwater offshore customer related to a deepwater hull project completed during the first quarter of 2014.

At December 31, 2013, the Company included an allowance for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project. The Company collected $0.6 million of this balance as part of the final settlement during the fourth quarter 2014.

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

Assets Held for Sale

Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement and reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes the assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of the assets held for sale at December 31, 2014 represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items.

Workers Compensation Liability

The Company and its subsidiaries are self-insured for workers’ compensation liability except for losses in excess of varying threshold amounts. Our workers compensation liability balance was $2.7 million and $1.9 million as of December 31, 2014 and 2013, respectively.

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

Long-Lived Assets

The Company records impairment losses on long-lived assets or asset groups used in operations when events and circumstances indicate that the assets or asset groups might be impaired and the undiscounted cash flows that are estimated to be generated by those assets or asset groups are less than the carrying amounts of those assets or asset groups. The impairment loss is determined by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Due to the slow down in our industry as a result of the downturn in oil prices, we identified indicators of impairment at our Texas facility. Management performed an undiscounted cash flow analysis during the fourth quarter of 2014 for the Texas facility, which did not result in impairment.

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

The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payable approximate their fair values. See Note 5-“Assets Held for Sale” for additional information regarding fair value measurements.

Revenue Recognition

The Company uses the percentage-of-completion accounting method for construction contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In 2014, we had one asserted liquidated damages claim in the amount of $0.3 million that was fully settled, related to the fabrication of an offshore supply vessel. Other than the aforementioned claim, as of March 5, 2015, we were not aware of any asserted liquidated damage claims by any of our customers.

At December 31, 2014, we had no revenue related to unapproved change orders on projects. At December 31, 2013, we recorded revenue totaling $0.1 million related to certain change orders on two projects which had been approved as to scope but not price. At December 31, 2013, we recorded revenue totaling $3.7 million related to re-measure units and quantities on a unit rate contract. At December 31, 2012, we recorded revenue totaling $5.2 million related to certain change-orders on four projects which were approved as to scope but not price. At December 31, 2012, we recorded revenue totaling $7.7 million related to re-measure units and quantities on a unit rate contract. All matters relating to unapproved items have since been resolved.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $6.6 million, $30.8 million, and $12.5 million in the years ended December 31, 2014, 2013, and 2012, respectively.

During the quarter ended September 30, 2013, we entered into discussions with a large deepwater customer concerning our customer’s request for a reduction in scope of the project, whereby remaining completion and integration work would be performed at the integration site by a different integration contractor. We transferred the project deliverables to the integration contractor’s site and removed from backlog estimated revenue of $25.5 million and estimated labor hours of 271,000 hours representing our previous estimate of remaining work to

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complete the project during the third quarter of 2013. Throughout the fourth quarter of 2013 and into the first quarter 2014, we continued negotiations with our large deepwater customer with respect to final amounts due to us and to our subcontractors for claims for all work performed prior to transition of the scope of work to the customer-designated replacement contractor. We executed a final change order to this contract with the customer in early March 2014 that provided for a final payment of $11.0 million by our customer that was received during the first half of 2014. We recorded an additional loss provision of $18.2 million in the fourth quarter of 2013 related to this project. For the year ended December 31, 2013, we recognized estimated contract losses of $29.6 million primarily as a result of our inability to recover certain costs and the de-scoping of this contract.

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

Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition.” ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effect of this new standard on its financial statements.

2. CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. Of our contracts receivable balance at December 31, 2014, $47.1 million, or 58.5%, is for three customers.

During the fourth quarter of 2014, the Company included an allowance for bad debt in the amount of $3.6 million in connection with negotiations of an outstanding contract receivable balance with a customer related to a deepwater hull project that was completed during the first quarter of 2014.

At December 31, 2013, the Company included an allowance for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project. The Company collected $0.6 million of this balance as part of the final settlement during the fourth quarter 2014.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. CONTRACTS RECEIVABLE

Amounts due on contracts as of December 31 were as follows (in thousands):

	2014	2013
Completed contracts
Current receivables	$24,667	$3,885
Long term receivables due after one year	—	—
Contracts in progress:
Current receivables	59,384	95,581
Retainage due within one year	—	111

	84,051	99,577
Less allowance for doubtful accounts	3,603	887

	$80,448	$98,690

4. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information with respect to uncompleted contracts as of December 31 is as follows (in thousands):

	2014	2013
Costs incurred on uncompleted contracts	$742,608	$991,123
Estimated profit earned to date	53,551	40,045

	796,159	1,031,168
Less billings to date	787,936	1,041,447

	$8,223	$(10,279)

The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,989	$24,727
Billings in excess of costs and estimated earnings on uncompleted contracts	(18,766)	(35,006)

	$8,223	$(10,279)

5. ASSETS HELD FOR SALE

Assets held for sale consist of a partially constructed topside, related valves, piling and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value of these assets with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. In connection with its 2014 fourth quarter assessment of the fair value of assets held for sale, management determined that its previous estimate of $13.5 million for the fair value of these assets had declined to $10.3 million. As a result, we included in our income statement within general and administrative expenses for the year ended December 31, 2014 an impairment charge of $3.2 million.

During the first quarter, 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds. The agreement includes an assessment period at the end of which the two parties determine whether or not to continue marketing efforts for an additional six months. It is management’s intention to continue to renew the agreement at least through the end of calendar year 2015. In addition, Management has engaged consultants to assist with the marketing efforts for the assets held for sale as well as providing assistance to secure potential FLNG (“Floating Liquefied Natural Gas”) opportunities.

To date, we have not sold, licensed, or leased any of the equipment subject to the security agreement; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual disposition of project deliverables. However, the ultimate amount we are able to recover for these assets is dependent upon various factors, including overall market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.

In addition, during 2013, we included $1.0 million in assets held for sale for the sale of an aircraft, and recorded a $0.3 million loss related to the sale. The aircraft was delivered to the buyer in February 2014.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31 (in thousands):

	Estimated Useful Life	2014	2013
	(in Years)
Land	n/a	$10,463	$10,463
Buildings	25	63,837	62,515
Machinery and equipment	3 to 25	228,284	198,611
Furniture and fixtures	3 to 5	5,354	5,143
Transportation equipment	3 to 5	3,748	3,224
Improvements	15	125,265	123,201
Construction in progress	n/a	1,177	7,450

		438,128	410,607
Less accumulated depreciation		213,351	187,052

		$224,777	$223,555

The Company leases certain equipment used in the normal course of its operations under month-to-month lease agreements cancelable only by the Company. During 2014, 2013, and 2012, the Company expensed $5.6 million, $9.5 million, and $7.7 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 10, 2013, the Company entered into a lease agreement with BRI 1825 Park Ten, LLC for certain office and parking facilities located in Houston, Texas to house its corporate office. Leased premises consist of office space of approximately 4,421 square feet. The term of the lease, which commenced August 1, 2013, is 64 months. The Company has an option to extend the lease term for a period of five (5) years after the expiration date. Additionally, on December 9, 2013, we entered into an amendment to the lease to effectively provide an additional 3,624 square feet of office space. The amendment, among other things, extends the term for both the existing premises and expansion premises to January 31, 2020. The schedule of minimum rental payments for operating leases (in thousands) is as follows:

2015	$213
2016	217
2017	221
2018	225
2019	229
Thereafter	19

7. INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2014	2013
Deferred tax liabilities:
Property, plant and equipment	$38,070	$38,397
Prepaid insurance	1,310	—

Total deferred tax liabilities:	39,380	38,397
Deferred tax assets:
Employee benefits	951	677
Uncompleted contracts	391	931
Stock based compensation expense	43	65
Allowance for uncollectible accounts	1,261	311
Federal net operating loss	—	7,584
Other	—	359

Total deferred tax assets:	2,646	9,927

Net deferred tax liabilities:	$36,734	$28,470

We utilized our entire federal net operating loss in 2014.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2014	2013	2012
Current:
Federal	$(105)	$—	$—
State	459	254	534

Total current	354	254	534

Deferred:
Federal	8,120	4,049	(1,749)
State	30	—	(99)

Total deferred	8,150	4,049	(1,848)

Income taxes	$8,504	$4,303	$(1,314)

A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax expense for the years ended December 31 is as follows (in thousands):

	2014	%	2013	%	2012	%
U.S. statutory rate	$8,338	35.0%	$4,037	35.0%	$(1,892)	35.0%
Increase (decrease) resulting from:
State income taxes	311	1.0	317	2.7	783	(14.5)
Qualified Production Activities	(21)	(0.1)
Other	(124)	(0.2)	(51)	(0.4)	(205)	3.8

Income tax expense	$8,504	35.7%	$4,303	37.3%	$(1,314)	24.3%

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

At December 31, 2014, no amounts were outstanding under the Credit Facility, and we had outstanding letters of credit totaling $21.0 million, reducing the unused portion of our credit facility to $59.0 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1.0, a net worth minimum requirement of $254.1 million, debt to net worth ratio of 0.5 to 1.0, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.0. As of December 31, 2014, we were in compliance with these covenants.

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

	2014	2013	2012
Williams Field Services-Gulf Coast Company L.P.	*	$216,875	$124,841
Chevron Corporation	*	148,539	192,370
Walter Oil & Gas	160,173	*	*
Anadarko	98,644	*	*
*	The customer revenue was less than 10% of the total revenue for the year

11. INTERNATIONAL REVENUES

The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 10%, 6%, and 9% of the Company’s revenues for the years ended December 31, 2014, 2013 and 2012, respectively, as follows:

	December 31,
	2014	2013	2012
	(In millions)
Location:
United States	$456.8	$570.7	$472.4
International	49.8	37.6	48.9

Total	$506.6	$608.3	$521.3

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for a contract is the amount of gross profit earned for that period plus pass-through costs incurred on the contract during the period. Consequently, pass-through costs have no impact in the determination of gross margin recognized for the related project for a particular period.

Pass-through costs as a percentage of revenue were 48.2%, 58.5% and 48.3% for the years ended December 31, 2014, 2013 and 2012, respectively.

There were no prepaid subcontractor costs at December 31, 2014 and 2013 and $33.1 million as of December 31, 2012. These costs represent uninstalled materials purchased using customer funds, and are recognized as pass-through costs in the period the materials are installed.

13. RETIREMENT PLAN

The Company has a defined contribution plan for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the retirement plan. Contributions to the retirement plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2014 and 2013, the Company contributed a total of $2.6 million and $2.7 million, respectively.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2014	2013	2012
Basic:
Numerator:
Net Income (loss)	$15,320	$7,232	$(4,091)
Less: Distributed loss / distributed and undistributed income (unvested restricted stock)	104	75	46

Net income (loss) attributable to common shareholders	$15,216	$7,157	$(4,137)

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,505	14,463	14,400

Basic earnings per share—common shareholders	$1.05	$0.50	$(0.29)

Diluted:
Numerator:
Net income	$15,320	$7,232	$(4,091)
Less: Distributed loss / distributed and undistributed income (unvested restricted stock)	104	75	46

Net income attributable to common shareholders	$15,216	$7,157	$(4,137)

Denominator:
Denominator for basic earnings per share-weighted-average shares	14,505	14,463	14,400
Effect of dilutive securities:
Employee stock options	—	6	—

Denominator for dilutive earnings per share-weighted-average shares	14,505	14,469	14,400

Diluted earnings per share—common shareholders	$1.05	$0.50	$(0.29)

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

At December 31, 2014, there were approximately 542,000 shares in the aggregate remaining available for future issuance under the Plan, the 2002 Plan and the 2011 Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances. The compensation committee did not grant any stock options under the Incentive Plans during the years ended December 31, 2014, 2013, or 2012.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity as of December 31, 2014, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	91,800	$19.07
Granted	—
Exercised	(15,065)	18.15
Forfeited or expired	(43,835)	18.82

Outstanding at December 31, 2012	32,900	$19.83	1.5	$138
Granted	—	—
Exercised	(2,900)	16.69
Forfeited or expired	(10,000)	16.69

Outstanding at December 31, 2013	20,000	$21.85	0.9	$27
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(20,000)	$21.85

Outstanding at December 31, 2014	—	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $0, $26,000, and $250,000, respectively.

Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $0, $48,000, and $17,000, respectively. The excess tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled $0, $116,000 and $259,000, respectively, for the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, all compensation costs related to options granted under the Incentive Plans were recognized. All options granted under the Incentive Plans have vested as of December 31, 2009.

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

The Incentive Plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted to our non-employee directors have six-month vesting periods. Awards of restricted stock granted to employees during 2013 vest in annual 20% installments beginning on the first anniversary of the date of the grant. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant. In 2014, the compensation committee granted 6,000 shares with a weighted average grant-date fair value of $23.19. The compensation committee granted 100,150

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of restricted stock in 2013 with a weighted-average grant date fair value of $23.22. The compensation committee granted 60,250 shares of restricted stock in 2012 with a weighted-average grant date fair value of $23.53. A summary of the status of our restricted stock awards is presented in the table below.

	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at December 31, 2011	203,730	$22.99
Granted	60,250	23.53
Vested	(61,152)	21.29
Forfeited	(59,678)	22.20

Restricted shares at December 31, 2012	143,150	$24.28
Granted	100,150	23.22
Vested	(38,188)	23.14
Forfeited	(26,162)	23.82

Restricted shares at December 31, 2013	178,950	$24.00
Granted	6,000	23.19
Vested	(45,356)	23.35
Forfeited	(31,754)	23.85

Restricted shares at December 31, 2014	107,840	$24.27

As of December 31, 2014, there was $2.0 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the year ended December 31, 2014 was $1.3 million.

Share-based compensation cost that has been charged against income for the Incentive Plans was $1.1 million, $0.7 million and $1.2 million for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $49,000, $116,000 and $297,000 for 2014, 2013 and 2012, respectively.

16. QUARTERLY OPERATING RESULTS (UNAUDITED)

A summary of quarterly results of operations for the years ended December 31, 2014 and 2013 were as follows (in thousands, except per share data):

	March 31, 2014	June 30, 2014 (a)	September 30, 2014 (a)	December 31, 2014 (a)(b)
Revenue	$134,690	$129,169	$118,020	$124,760
Gross profit	8,773	10,322	14,653	10,808
Net Income (loss)	3,535	4,310	7,586	(111)
Basic EPS	0.24	0.30	0.52	(0.01)
Diluted EPS	0.24	0.30	0.52	(0.01)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2013	June 30, 2013 (a)	September 30, 2013 (a)	December 31, 2013 (a)
Revenue	$150,422	$154,575	$168,191	$135,138
Gross profit (loss)	6,704	9,677	9,055	(1,775)
Net income (loss)	2,787	4,279	3,276	(3,110)
Basic EPS	0.19	0.30	0.23	(0.22)
Diluted EPS	0.19	0.30	0.23	(0.22)

(a)	We recognized contract losses of $1.6 million for the three-month period ended December 31, 2014, $0.3 million for the three-month period ended September 30, 2014, and $4.7 million for the three-month period ended June 30, 2014. We recognized contract losses of $18.2 million in the three-month period ended December 31, 2013, $10.9 million in the three-month period ended September 30, 2013, and $0.6 million in the three-month period ended June 30, 2013, as required under the accounting for loss contracts under percentage of completion accounting. Contract losses for the year ended December 31, 2014 were primarily related to tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. Contract losses in 2013 were primarily due to the impact of the de-scoping and final close-out of one of our major deepwater projects, as further discussed in the Note 1 under “Revenue Recognition” above.
(b)	We recognized an impairment charge of $3.2 million related to a reduction in the fair value of assets held for sale and a $3.6 million charge related to an increase in the allowance for doubtful accounts for negotiations of an outstanding contract receivable balance for the three-month period ended December 31, 2014.

17. SUBSEQUENT EVENTS

On February 26, 2015, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable March 27, 2015 to shareholders of record on March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2015.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2015.

Signature	Title

/S/ KIRK J. MECHE Kirk J. Meche	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ JEFFREY M. FAVRET Jeffrey M. Favret	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)

/S/ MURRAY W. BURNS Murray W. Burns	Director

/S/ WILLIAM E. CHILES William E. Chiles	Director

/S/ GREGORY J. COTTER Gregory J. Cotter	Director

/S/ JERRY D. DUMAS, Sr. Jerry D. Dumas, Sr.	Director

/S/ MICHAEL A. FLICK Michael A. Flick	Director

/S/ CHRISTOPHER M. HARDING Christopher M. Harding	Director

/S/ MICHAEL J. KEEFFE Michael J. Keeffe	Director

/S/ JOHN P. LABORDE John P. Laborde	Chairman of the Board

S-1

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863). *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.5	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed August 9, 2011 (Registration No. 333-176187).

10.6	The Company’s Annual Incentive Program, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 29, 2014.

10.7	The Company’s Annual Incentive Program, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 29, 2014.

10.8	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 4, 2015.

10.9	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.11	Ninth Amended and Restated Credit Agreement among the Company, Bank One, N.A. and Whitney National Bank, dated as of December 31, 2003, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. ^

10.12	First Amendment to Ninth Amended and Restated Credit Agreement among the Company and Bank One, N.A. and Whitney National Bank dated as of June 30, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. ^

10.13	Second Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of December 21, 2004, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. ^

10.14	Third Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated June 30, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. ^

E-1

EXHIBIT NUMBER

10.15	Fourth Amendment to Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated January 30, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 3, 2006. ^

10.16	Fifth Amendment to the Ninth Amended and Restated Credit Agreement among the Company, JP Morgan Chase Bank N.A. and Whitney National Bank dated March 31, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006. ^

10.17	Sixth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of February 19, 2007, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. ^

10.18	Seventh Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JP Morgan Chase Bank, N.A. and Whitney National Bank dated as of August 6, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 11, 2008.

10.19	Eighth Amendment to the Ninth Amended and Restated Credit Agreement among the Company and JPMorgan Chase Bank, N.A. and Whitney National Bank dated as of June 2, 2009, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2009.

10.20	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.21	Tenth Amendment to the Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2011.

10.22	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 30, 2012.

10.23	Twelfth Amendment to the Ninth Amended and Restated Credit Agreement dated September 12, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 13, 2013.

10.24	Thirteenth Amendment to the Ninth Amended and Restated Credit Agreement dated September 12, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 29, 2014.

10.25	Retirement and Consulting Agreement, dated December 28, 2012, between the Company and Kerry J. Chauvin, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 2, 2013.

10.26	Change of Control Agreement, dated January 1, 2014, between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 3, 2014.

10.27	Change of Control Agreement, dated January 1, 2014, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed January 3, 2014.

10.28	Change of Control Agreement, dated January 1, 2014, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed January 3, 2014.

10.29	Change of Control Agreement, dated February 26, 2015, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2015.

E-2

EXHIBIT NUMBER

10.30	Change of Control Agreement, dated February 26, 2015, between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 4, 2015.

10.31	Change of Control Agreement, dated February 26, 2015, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 4, 2015.

21.1	Subsidiaries of the Company – The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

23.1	Consent of Ernst & Young LLP.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.
101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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