Form 10-Q
period 2015-03-31
GULF ISLAND FABRICATION INC
filed 2015-05-05
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 5, 2015 was 14,540,132.

GULF ISLAND FABRICATION, INC.

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014

	(Unaudited)	(Note 1)
	(in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$50,115	$36,085
Contracts receivable, net	50,312	80,448
Costs and estimated earnings in excess of billings on uncompleted contracts	26,194	26,989
Prepaid expenses and other	3,613	4,510
Inventory	10,145	10,140
Deferred tax assets	1,422	2,646
Income tax receivable	1,161	1,350
Assets held for sale	10,327	10,327

Total current assets	153,289	172,495

Property, plant and equipment, net	220,379	224,777
Other assets	671	671

Total assets	$374,339	$397,943

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,803	$40,272
Billings in excess of costs and estimated earnings on uncompleted contracts	13,208	18,766
Accrued contract losses	167	817
Accrued employee costs	6,791	7,723
Accrued expenses and other liabilities	5,512	5,187

Total current liabilities	51,481	72,765
Deferred tax liabilities	38,007	39,380

Total liabilities	89,488	112,145

Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,539,866 issued and oustanding at March 31, 2015 and 14,539,104 at December 31, 2014, respectively	10,133	10,090
Additional paid-in capital	94,220	93,828
Retained earnings	180,498	181,880

Total shareholders’ equity	284,851	285,798

Total liabilities and shareholders’ equity	$374,339	$397,943

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$99,233	$134,690
Cost of revenue	94,785	125,917

Gross profit	4,448	8,773
General and administrative expenses	4,293	3,373

Operating income	155	5,400

Other income (expense):
Interest expense	(37)	(24)
Interest income	6	3
Other income (expense)	3	(104)

	(28)	(125)

Income before income taxes	127	5,275

Income taxes	44	1,740

Net income	$83	$3,535

Per share data:

Basic earnings per share - common shareholders	$—	$0.24

Diluted earnings per share - common shareholders	$—	$0.24

Cash dividend declared per common share	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)

Balance at January 1, 2015	14,539,104	$10,090	$93,828	$181,880	$285,798

Net income	—	—	—	83	83

Vesting of restricted stock	762	—	(1)	—	(1)

Compensation expense restricted stock	—	43	393	—	436

Dividends on common stock	—	—	—	(1,465)	(1,465)

Balance at March 31, 2015	14,539,866	$10,133	$94,220	$180,498	$284,851

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,

	2015	2014
	(in thousands)

Cash flows from operating activities:
Net income	$83	$3,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	400	—
Depreciation	6,599	6,379
Loss on sale of asset	—	85
Deferred income taxes	(149)	1,824
Compensation expense - restricted stock	435	316
Changes in operating assets and liabilities:
Contracts receivable and retainage	28,536	6,075
Costs and estimated earnings in excess of billings on uncompleted contracts	795	4,035
Prepaid expenses and other assets	897	1,276
Inventory	(5)	134
Accounts payable	(14,469)	(18,363)
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,558)	(6,389)
Accrued employee costs	(932)	(974)
Accrued expenses	325	(111)
Accrued contract losses	(650)	—
Current income taxes	189	(83)

Net cash provided by (used in) operating activities	16,496	(2,261)

Cash flows from investing activities:
Capital expenditures	(1,001)	(10,589)
Proceeds on the sale of equipment	—	925

Net cash used in investing activities	(1,001)	(9,664)

Cash flows from financing activities:
Borrowings against line of credit	—	15,000
Payments on line of credit	—	(15,000)
Payments of dividends on common stock	(1,465)	(1,466)

Net cash used in financing activities	(1,465)	(1,466)

Net change in cash and cash equivalents	14,030	(13,391)
Cash and cash equivalents at beginning of period	36,085	36,569

Cash and cash equivalents at end of period	$50,115	$23,178

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE - MONTH

PERIODS ENDED MARCH 31, 2015 AND 2014

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

Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats, offshore support vessels, dry docks, liftboats, tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE

The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at March 31, 2015, $32.8 million, or 65.3%, is with four customers. The significant projects for these four customers consist of a large deepwater jacket, piles and topside for one customer, two separate projects with fabrication and installation of offshore skids for a second customer, shallow water jackets, piles, and topsides for a third customer, and refurbishment of a living quarters for a fourth customer.

At March 31, 2015, there was no allowance for bad debt included in the Company’s contract receivable balance.

In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a remaining receivable balance of $10.0 million at December 31, 2014. In the first quarter, 2015, we entered into a settlement agreement with this customer that included payment of $8.4 million in cash and title to certain skidway equipment used for project load-outs. The cash settlement was received during the first quarter 2015. The equipment, valued at $1.2 million, was included in property, plant and equipment at March 31, 2015 with an assigned useful life of 15 years and represents a non-cash change in contracts receivable and property, plant and equipment in the accompanying unaudited statement of cash flows for the three months ended March 31, 2015. The remaining $0.4 million balance was charged to bad debt expense and was included in general and administrative expenses for the three months ended March 31, 2015.

NOTE 3 – ASSETS HELD FOR SALE

Assets held for sale consist of a partially constructed topside, related valves, piling and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determined fair value of these assets with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimated fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of March 31, 2015, management estimates that the fair value of these assets held for sale was $10.3 million.

During the first quarter of 2014, we entered into an agreement with the manufacturer of certain equipment, representing approximately 50% of the fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds. The agreement is subject to six-month renewal periods; the next option to renew occurs in October 2015.

To date, we have not sold, licensed, or leased any of this equipment; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual sale of this equipment and the other project deliverables. We continue to engage our engineering consulting group to assist with marketing efforts for the assets held for sale. However, the ultimate amount we are able to recover for these assets is dependent upon market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.

NOTE 4 – LINE OF CREDIT

The Company has a credit agreement with Whitney Bank and JPMorgan Chase Bank, N.A. that provides the Company with an $80 million revolving credit facility. The credit facility also allows the Company to use up to the full amount of the available borrowing base for letters of credit. On October 23, 2014, we entered into an amendment to our credit facility to extend the maturity date to December 31, 2015. We intend to renew our line of credit before the maturity date.

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

At March 31, 2015, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $13.5 million, reducing the unused portion of our credit facility to $66.5 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1, a net worth minimum requirement of $254.2 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of March 31, 2015, we were in compliance with all covenants.

NOTE 5 – CONTRACT COSTS

The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus labor costs and pass-through costs incurred on the contract during the period. We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects. Consequently, pass-through costs are included in revenue but have no impact on the gross profit realized for that particular period.

Pass-through costs as a percentage of revenue were 44.7% and 68.9% for the three-month periods ended March 31, 2015 and 2014, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include unbilled costs of $17.3 million relating to three major customers. Billings in excess of costs and estimated earnings include advances of $7.6 million from three major customers.

At March 31, 2015, we included in our estimates to complete, $21.6 million and $0.2 million, respectively, for change orders on two projects which have been approved as to scope but not price. These projects were 76% and 88% complete at March 31, 2015, respectively. We expect to resolve these change orders before the end of the third quarter of 2015. At March 31, 2014, we included in our estimates to complete

$5.0 million for change orders on seven projects which were approved as to scope but not price. All unapproved change orders as of March 31, 2014 were subsequently approved in the normal course of business.

NOTE 6 – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended
	Mar 31, 2015	Mar 31, 2014
Basic:

Numerator:
Net Income	$83	$3,535

Less: Distributed and undistributed income (unvested restricted stock)	25	38

Net income attributable to common shareholders	$58	$3,497

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,540	14,496

Basic earnings per share - common shareholders	$0.00	$0.24

Diluted:

Numerator:
Net Income	$83	$3,535

Less: Distributed and undistributed income (unvested restricted stock)	25	38

Net income attributable to common shareholders	$58	$3,497

Denominator:

Denominator for basic earnings per share-weighted-average shares	14,540	14,496
Effect of dilutive securities:
Employee stock options	—	—

Denominator for dilutive earnings per share-weighted-average shares	14,540	14,496

Diluted earnings per share - common shareholders	$0.00	$0.24

NOTE 7 – SUBSEQUENT EVENTS

On April 23, 2015, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable May 29, 2015 to shareholders of record on May 15, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in such forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions (see Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014). We believe that our accounting policy on revenue recognition involves a high degree of judgment and complexity. Critical accounting policies are discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in our evaluation of our critical accounting policies since December 31, 2014.

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

As of March 31, 2015, we had a revenue backlog of $135.1 million and a labor backlog of approximately 1.2 million man-hours remaining to work, including commitments received through April 20, 2015, compared to a revenue backlog of $184.7 million and a labor backlog of 1.7 million man-hours reported as of December 31, 2014.

Of our backlog at March 31, 2015,

•	71.2% was for the three largest customers compared to 64.2% for the three largest customers at December 31, 2014.

•	$57.8 million, or 42.8%, represented projects destined for deepwater locations compared to $70.1 million, or 38.0%, at December 31, 2014.

•	$0.9 million, or 0.7%, represented projects destined for foreign locations compared to $5.3 million, or 2.9%, at December 31, 2014.

Projects for our three largest customers in terms of revenue backlog consist of (i) a jacket, piles, and topsides for a deepwater Gulf of Mexico project for one customer, which commenced in the second quarter of 2013; (ii) shallow water jackets to be used in association with a wind farm project for a second customer, which commenced in the first quarter of 2015; and (iii) three towing vessels for an inland river customer, the first of which commenced in the second quarter of 2014, the second of which commenced in the fourth quarter of 2014 and the third which is expected to commence during the second quarter 2015. The deepwater project is scheduled to be completed during the third quarter of 2015; the wind farm jackets are expected to be completed during the third quarter of 2015; and the vessels are scheduled to be completed during the third quarter of 2015, the first quarter of 2016, and the third quarter of 2016, respectively.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.

As of March 31, 2015, we expect to recognize revenue from our backlog of approximately:

•	$127.9 million, or 94.7%, during the remaining nine-months of 2015, and

•	$7.2 million, or 5.3%, during the calendar year 2016

The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded.

Based on the activity of the major oil and gas companies and certain engineering companies, we expect some bidding for deepwater projects to be available in the second half of 2015. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase somewhat in the second half of 2015. In addition, we expect to see increased activity for marine projects and marine repair work throughout 2015.

Workforce

As of March 31, 2015, we had approximately 1,570 employees and approximately 170 contract employees, compared to approximately 1,700 employees and approximately 247 contract employees as of December 31, 2014.

Man-hours worked were 745,000 during the three-month period ended March 31, 2015, compared to 953,000 for the three-month period ended March 31, 2014. The major factors contributing to the decrease in man-hours worked for the three-month period ended March 31, 2015 were the completion of the large deepwater projects during the three-month period ended March 31, 2014.

Results of Operations

Our revenue for the three-month periods ended March 31, 2015 and 2014 was $99.2 million and $134.7 million, respectively, representing a decrease of 26.3%.

The decrease in revenue for the three-month period ended March 31, 2015 is primarily attributable to higher revenue realized in the first quarter 2014 for a large deepwater project and higher levels of revenue from pass-through costs recognized during the three-months ended March 31, 2014. Pass-through costs as a percentage of revenue were 44.7% and 68.9% for the three-month periods ended March 31, 2015 and 2014, respectively. Pass-through costs decreased primarily due to lesser amounts of subcontractor services and direct materials in 2015, as compared to 2014. Higher amounts related to subcontractor services and direct materials were incurred during the first quarter 2014 for work related to a large deepwater hull project. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the gross profit recognized on a project for a particular period.

For the three-month periods ended March 31, 2015 and 2014, gross profit was $4.4 million (4.5% of revenue) and $8.8 million (6.5% of revenue), respectively. The decrease in gross profit was primarily due to (i) progress during the first quarter 2015 on a large deepwater project at near break even profit margins for the quarter; (ii) lower activity levels during the first quarter of 2015 as several projects were completed and delivered during the quarter; (iii) less offshore commissioning and hook-up activity performed on a time and material basis during the first quarter 2015 as compared to the first quarter 2014, that generally garner higher profit margins; and (iv) one suspended project during the fourth quarter 2014 and two suspended projects during the first quarter 2015. Backlog revenue related to the three suspended projects was $2.9 million at the time of suspension. We do not include revenue or labor hours related to suspended projects in our project backlog.

General and administrative expenses were $4.3 million for the three-month period ended March 31, 2015, compared to $3.4 million for the three-month period ended March 31, 2014. As a percentage of revenue, general and administrative expenses for the three-month period ended March 31, 2015 was 4.3% compared to 2.5% for the three-month period ended March 31, 2014. The increase in general and administrative expenses for the three-month period ended March 31, 2015 is primarily attributable to the $0.4 million in bad debt expense related to a settlement with a deepwater customer with respect to a hull and topside project that was completed during the first quarter 2014, $0.2 million related to third party consulting services and audit fees, and $0.3 million for expenses related to stock-based compensation.

The Company had net interest expense of $31,000 for the three-month period ended March 31, 2015 compared to net interest expense of $21,000 for the three-month period ended March 31, 2014. The increase in net interest expense for the three-month period ended March 31, 2015 was primarily driven by the charges for the unused portion of our line of credit during the three months of 2015.

The Company had $3,000 of other income for the three-month period ended March 31, 2015, compared to $104,000 other expense for the three-month period ended March 31, 2014. Other expenses for the three-month period ended March 31, 2014 primarily represents losses on sales of property, plant, and equipment.

Our effective income tax rate for the three-month period ended March 31, 2015 was 34%, compared to an effective tax rate of 36% for the comparable period of 2014. The decrease in the effective tax rate is due to an increase in our estimated federal qualified production activities income deduction.

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

At March 31, 2015, no amounts were borrowed under the credit facility, and we had outstanding letters of credit totaling $13.5 million, reducing the unused portion of the credit facility to $66.5 million. We are required to maintain certain financial covenants, including a minimum current ratio of 1.25 to 1 a minimum net worth requirement of $254.2 million, debt to net worth ratio of 0.5 to 1, and earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1. As of March 31, 2015, we were in compliance with all covenants, and had no amounts outstanding under the credit facility.

At March 31, 2015, our contracts receivable balance was $50.3 million of which we have subsequently collected $19.6 million through April 17, 2015.

At March 31, 2015, our cash and cash equivalents totaled $50.1 million, compared to $36.1 million at December 31, 2014. Working capital was $101.8 million and our ratio of current assets to current liabilities was 2.98 to 1 at March 31, 2015. Our primary use of cash during the period was related to the costs associated with fabrication projects.

In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a remaining receivable balance of $10.0 million at December 31, 2014. In the first quarter, 2015, we entered into a settlement agreement with this customer that included among other things the payment of $8.4 million in cash and title to certain skidway equipment used for project load-outs. The cash settlement was received during the first quarter 2015. The equipment, valued at $1.2 million, was included in property, plant and equipment at March 31, 2015 with an assigned useful life of 15 years. The remaining $0.4 million balance was charged to bad debt expense and was included in general and administrative expenses for the three months ended March 31, 2015.

For the three-month period ended March 31, 2015 net cash provided by operating activities was $16.5 million, compared to $2.3 million net cash used in operating activities at March 31, 2014. The increase in cash provided by operations for the three-month period ended March 31, 2015, compared to the three-month period ended March 31, 2014, was primarily due to lower activity levels requiring less cash expenditures on projects during the first three-months of 2015.

Net cash used in investing activities for the three-month period ended March 31, 2015 was $1.0 million, compared to $9.7 million for the three-month period ended March 31, 2014. We reduced capital spending during the first quarter of 2015 compared to the first quarter of 2014 in connection with planned reductions in overall spending for the first half of 2015 as a result of the energy industry slowdown and the overall impact of the downturn in oil prices.

We anticipate capital expenditures for the remainder of 2015 to be approximately $3.8 million including $1.2 million for yard and facility infrastructure improvements, $1.2 million for new equipment, and $1.4 million for maintenance capital expenditures at our facilities.

Net cash used in financing activities for the three-months ended March 31, 2015 and 2014 was $1.5 million related to payments of dividends.

We believe our cash and cash equivalents generated by operating activities and funds available under the revolver will be sufficient to fund our capital expenditures and meet our working capital needs for the next twelve months. However, job awards may require us to issue additional letters of credit further reducing the capacity available on our revolving line of credit.

Contractual Obligations

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material changes in the Company’s market risks during the quarter ended March 31, 2015. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

There have been no changes during the fiscal quarter ended March 31, 2015 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the information included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. Exhibits.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Form of Performance Share Unit Agreement.

10.2	Form of Restricted Stock Unit Agreement.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 23, 2015, announcing the scheduled time for the release of its 2015 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 27, 2015.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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
Jeffrey M. Favret

Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Date: May 5, 2015

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).

10.1	Form of Performance Share Unit Agreement.

10.2	Form of Restricted Stock Unit Agreement.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

99.1	Press release issued by the Company on April 23, 2015, announcing the scheduled time for the release of its 2015 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 27, 2015.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1