Form 10-Q
period 2015-06-30
GULF ISLAND FABRICATION INC
filed 2015-08-04
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 4, 2015 was 14,542,971.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,384	$36,085
Contracts receivable, net	37,402	80,448
Costs and estimated earnings in excess of billings on uncompleted contracts	25,358	26,989
Prepaid expenses and other	3,563	4,510
Inventory	9,895	10,140
Deferred tax assets	1,155	2,646
Income tax receivable	—	1,350
Assets held for sale	10,327	10,327
Total current assets	141,084	172,495
Property, plant and equipment, net	215,790	224,777
Other assets	672	671
Total assets	$357,546	$397,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,779	$40,272
Billings in excess of costs and estimated earnings on uncompleted contracts	9,228	18,766
Accrued contract losses	213	817
Accrued employee costs	7,217	7,723
Income tax payable	100	—
Accrued expenses and other liabilities	2,384	5,187
Total current liabilities	34,921	72,765
Deferred tax liabilities	37,174	39,380
Total liabilities	72,095	112,145
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,541,268 issued and outstanding at June 30, 2015 and 14,539,104 at December 31, 2014, respectively	10,204	10,090
Additional paid-in capital	94,857	93,828
Retained earnings	180,390	181,880
Total shareholders’ equity	285,451	285,798
Total liabilities and shareholders’ equity	$357,546	$397,943
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$84,338	$129,169	$183,571	$263,859
Cost of revenue	78,533	118,847	173,318	244,764
Gross profit	5,805	10,322	10,253	19,095
General and administrative expenses	3,726	3,873	8,019	7,246
Operating income	2,079	6,449	2,234	11,849
Other income (expense):
Interest expense	(50)	(25)	(87)	(49)
Interest income	7	2	13	5
Other income (expense)	17	8	20	(96)
	(26)	(15)	(54)	(140)
Income before income taxes	2,053	6,434	2,180	11,709
Income taxes	696	2,124	740	3,864
Net income	$1,357	$4,310	$1,440	$7,845
Per share data:
Basic earnings per share - common shareholders	$0.09	$0.30	$0.10	$0.54
Diluted earnings per share - common shareholders	$0.09	$0.30	$0.10	$0.54
Cash dividend declared per common share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2015	14,539,104	$10,090	$93,828	$181,880	$285,798
Net income	—	—	—	1,440	1,440
Vesting of restricted stock	2,164	(1)	(9)	—	(10)
Compensation expense restricted stock	—	115	1,038	—	1,153
Dividends on common stock	—	—	—	(2,930)	(2,930)
Balance at June 30, 2015	14,541,268	$10,204	$94,857	$180,390	$285,451
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$1,440	$7,845
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	400	—
Depreciation	13,140	12,958
(Gain) loss on sale of asset	(10)	85
Deferred income taxes	(715)	4,046
Compensation expense - restricted stock	1,153	652
Changes in operating assets and liabilities:
Contracts receivable and retainage	41,446	34,097
Costs and estimated earnings in excess of billings on uncompleted contracts	1,631	7,163
Prepaid expenses and other assets	946	746
Inventory	245	542
Accounts payable	(24,493)	(33,431)
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,538)	(15,445)
Accrued employee costs	(516)	(334)
Accrued expenses	(2,803)	(592)
Accrued contract losses	(604)	—
Current income taxes	1,450	(194)
Net cash provided by operating activities	23,172	18,138
Cash flows from investing activities:
Capital expenditures	(2,953)	(21,334)
Proceeds on the sale of equipment	10	925
Net cash used in investing activities	(2,943)	(20,409)
Cash flows from financing activities:
Borrowings against line of credit	—	22,000
Payments on line of credit	—	(22,000)
Payments of dividends on common stock	(2,930)	(2,931)
Net cash used in financing activities	(2,930)	(2,931)
Net change in cash and cash equivalents	17,299	(5,202)
Cash and cash equivalents at beginning of period	36,085	36,569
Cash and cash equivalents at end of period	$53,384	$31,367
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
Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats; offshore support vessels; dry docks; liftboats; tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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
NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE
The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at June 30, 2015, $23.4 million, or 62.6%, is with five customers. The significant projects for these five customers consist of:
•a large deepwater jacket, piles and topside;
•two separate projects with fabrication and installation of offshore skids;
•shallow water jackets, piles, and topsides;
•three inland river towing vessels; and
•an upgrade to an oil unloading and handling facility.
At June 30, 2015, there was no allowance for bad debt included in the Company’s contract receivable balance.

In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a remaining receivable balance of $10.0 million at December 31, 2014. In the first quarter 2015, we entered into a settlement agreement with this customer that included payment of $8.4 million in cash and title to certain skidway equipment used for project load-outs. The cash settlement was received during the first quarter 2015. The equipment, valued at $1.2 million, was included in property, plant and equipment at June 30, 2015 with an assigned useful life of 15 years and represents a non-cash change in contracts receivable and property, plant and equipment in the accompanying unaudited statement of cash flows for the six months ended June 30, 2015. The remaining $0.4 million balance was charged to bad debt expense and was included in general and administrative expenses for the six-months ended June 30, 2015.
NOTE 3 – ASSETS HELD FOR SALE
Assets held for sale consist of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. Management determines fair value of these assets with the assistance of third party valuation specialists, assuming the sale of the underlying assets individually or in the aggregate to a willing market participant, including normal ownership risks assumed by the purchaser, and the sale of certain components at scrap value. We estimate fair value relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. The fair value of assets held for sale represent Level 3 fair value measurements (as defined by GAAP), based primarily on the limited availability of market pricing information for either identical or similar items. As of June 30, 2015, management estimates that the fair value of these assets held for sale was $10.3 million.
During the first quarter of 2014, we entered into an agreement with the manufacturer of certain equipment included in our assets held for sale, representing approximately 50% of the total fair value of assets held for sale, whereby the manufacturer agreed to assist with restoration and marketing efforts, in return for a percentage of the sale proceeds. The agreement is subject to six-month renewal periods; the next option to renew occurs in October 2015.
To date, we have not sold, licensed, or leased any of this equipment; however, we continue to actively market the equipment, and believe that the fair value of the assets is recoverable through the eventual sale of this equipment and the other project deliverables. We continue to engage engineering consultants to assist with marketing efforts for the assets held for sale. However, the ultimate amount we are able to recover for these assets is dependent upon market interest in the project deliverables and equipment, which may change in the future. The timing of any sales we are able to consummate and the price we are able to obtain may result in a revision to the recorded fair value amount of any remaining assets held for sale.
NOTE 4 – LINE OF CREDIT
The Company has an $80 million revolving credit facility with Whitney Bank and JPMorgan Chase Bank, N.A. maturing December 31, 2015. The credit facility is used to manage working capital needs and for the issuance of letters of credit in the ordinary course of business. Under the credit facility we may utilize up to the full amount of the available borrowing base for borrowings and letters of credit. At June 30, 2015, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $17.6 million, reducing the unused portion of our credit facility to $62.4 million.
The credit facility is secured by substantially all of our assets other than real property located in the state of Louisiana. Amounts borrowed under the credit facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the credit facility. We are required to maintain certain financial covenants, including:
•a minimum current ratio of 1.25 to 1;
•a net worth minimum requirement of $254.8 million;
•debt to net worth ratio of 0.5 to 1; and
•an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.
As of June 30, 2015, we were in compliance with all covenants.
We intend to renew our credit facility through December 31, 2016 before the maturity date.

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
Pass-through costs as a percentage of revenue were 39.5% and 50.9% for the three-month periods ended June 30, 2015 and 2014, respectively. Pass-through costs as a percentage of revenue were 39.5% and 50.1% for the six-month periods ended June 30, 2015 and 2014, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2015 include unbilled costs of $17.1 million relating to two major customers. Billings in excess of costs and estimated earnings at June 30, 2015 include advances of $5.5 million from two major customers.
At June 30, 2015, we included in our estimates to complete, $22.3 million for change orders on three projects which have been approved as to scope but not price. These projects were 86%, 96% and 69% complete, respectively, at June 30, 2015. We expect to resolve these change orders before the end of the third quarter of 2015. At June 30, 2014, we included in our estimates to complete $5.2 million for change orders on three projects which were approved as to scope but not price. All unapproved change orders as of June 30, 2014 were subsequently approved in the normal course of business.
NOTE 6 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic:
Numerator:
Net Income	$1,357	$4,310	$1,440	$7,845
Less: Distributed and undistributed income (unvested restricted stock)	24	44	48	80
Net income attributable to common shareholders	$1,333	$4,266	$1,392	$7,765
Denominator:
Denominator for basic earnings per share-weighted-average shares	14,540	14,500	14,540	14,498
Basic earnings per share - common shareholders	$0.09	$0.30	$0.10	$0.54
Diluted:
Numerator:
Net Income	$1,357	$4,310	$1,440	$7,845
Less: Distributed and undistributed income (unvested restricted stock)	24	44	48	80
Net income attributable to common shareholders	$1,333	$4,266	$1,392	$7,765
Denominator:
Denominator for basic earnings per share-weighted-average shares	14,540	14,500	14,540	14,498
Effect of dilutive securities:
Employee stock options	—	—	—	—
Denominator for dilutive earnings per share-weighted-average shares	14,540	14,500	14,540	14,498
Diluted earnings per share - common shareholders	$0.09	$0.30	$0.10	$0.54

NOTE 7 – SUBSEQUENT EVENTS
On July 30, 2015, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, payable August 28, 2015 to shareholders of record on August 14, 2015.
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.  This authorization remains in effect through July 30, 2017.

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
Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to  Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in our evaluation of our critical accounting policies since December 31, 2014.
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
All projects currently included in our backlog are generally subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. In addition, customers have the ability to delay the execution of projects.
As of June 30, 2015, we had a revenue backlog of $126.2 million and a labor backlog of approximately 1.3 million man-hours remaining to work, including commitments received through July 21, 2015, compared to a revenue backlog of $184.7 million and a labor backlog of 1.7 million man-hours reported as of December 31, 2014.
Of our backlog at June 30, 2015,

•	62.9% was for four customers compared to 64.2% for three customers at December 31, 2014;

•	$50.9 million, or 40.3%, represented projects destined for deepwater locations compared to $70.1 million, or 38.0%, at December 31, 2014; and

•	$34.5 million, or 27.3%, represented projects destined for foreign locations compared to $5.3 million, or 2.9%, at December 31, 2014.
At June 30, 2015, projects for our four largest customers in terms of revenue backlog consisted of (i) a jacket, piles, and topsides for a deepwater Gulf of Mexico project for one customer, which commenced in the second quarter of 2013; (ii) a jacket and piles for a foreign customer that will commence in the third quarter of 2015; (iii) three towing vessels for an inland river customer, the first of which commenced in the second quarter of 2014, the second of which commenced in the fourth quarter of 2014 and the third of which commenced during the second quarter 2015; and (iv) a jacket, piles and topside for a foreign customer that is scheduled to commence in the third quarter of 2015.
The deepwater project is scheduled to be completed during the third quarter of 2015; the jacket and piles for the foreign customer is scheduled to be completed during the third quarter of 2016; the vessels are scheduled to be completed during the third quarter of 2015, the first quarter of 2016, and the third quarter of 2016, respectively; and the jacket, piles and topside is scheduled to be completed during the second quarter of 2016.
Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog, and could have a material adverse effect on revenue, net income and cash flow.
As of June 30, 2015, we expect to recognize revenue from our backlog of approximately:

•	$91.2 million, or 72.3%, during the remaining six-months of 2015, and

•	$35.0 million, or 27.7%, during the calendar year 2016.
At June 30, 2015, we included in our estimates to complete, $22.3 million for change orders on three projects which have been approved as to scope but not price. These projects were 86%, 96% and 69% complete, respectively, at June 30, 2015. We expect to resolve these change orders before the end of the third quarter of 2015. At June 30, 2014, we included in our estimates to complete $5.2 million for change orders on three projects which were approved as to scope but not price. All unapproved change orders as of June 30, 2014 were subsequently approved in the normal course of business.
The timing of our recognition of the revenue backlog as presented above is based on management’s estimates of the application of the direct labor hours to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in timing of the recognition of revenue from our backlog as well as the ultimate amounts recorded.
While we expect some bidding for deepwater projects to become available in the second half of 2015, the current decline in the global oil and gas market has adversely impacted, and is likely to continue to adversely impact, the level of activity for deepwater projects. Bidding activity for non-traditional Gulf of Mexico (“GOM”) marine related projects, GOM shallow water projects, and ancillary work associated with deepwater structures is expected to increase in the second half of 2015 as compared to the first six months 2015. In addition, we expect to see increased activity in offshore maintenance and repair work and for marine fabrication projects and marine repair work throughout the second half of 2015 as compared to the first six months 2015.
As of June 30, 2015, we had approximately 1,460 employees and approximately 90 contract employees, compared to approximately 1,700 employees and approximately 247 contract employees as of December 31, 2014.
Man-hours worked were 1.5 million during the six-month period ended June 30, 2015, compared to 1.9 million for the six-month period ended June 30, 2014. The overall decrease in man-hours worked for the six-month period ended June 30, 2015 was the result of a reduction in the number of ongoing fabrication projects during this period due to the decline in global oil and gas markets.
Results of Operations
Our revenue for the three-month periods ended June 30, 2015 and 2014 was $84.3 million and $129.2 million, respectively, representing a decrease of 34.7%. Our revenue for the six-month periods ended June 30, 2015 and 2014 was $183.6 million and $263.9 million, respectively, representing a decrease of 30.4%.
The decrease in revenue for the three- and six-month periods ended June 30, 2015 is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of the reduction in activity in the Gulf of Mexico for the first half of 2015, impacting the timing of projects and the overall oil and gas industry on a global scale. We recognized higher revenue in the first half of 2014 primarily as a result of work performed for a large deepwater project and higher levels of revenue from pass-through costs. Pass-through costs as a percentage of revenue were 39.5% and 50.9% for the three-month periods ended June 30, 2015 and 2014, respectively. Pass-through costs as a percentage of revenue were 39.5% and 50.1% for the six-month periods ended June 30, 2015 and 2014, respectively. Pass-through costs decreased during the three- and six-month period ended June 30, 2015 primarily due to lesser amounts of subcontractor services and direct materials in 2015, as compared to 2014. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
For the three-month periods ended June 30, 2015 and 2014, gross profit was $5.8 million (6.9% of revenue) and $10.3 million (8.0% of revenue), respectively and for the six-month periods ended June 30, 2015 and 2014, gross profit was $10.3 million (5.6% of revenue) and $19.1 million (7.2% of revenue), respectively. The decrease in gross profit was primarily due to (i) progress during the three- and six-month periods ended June 30, 2015 on a large deepwater project netting low profit margins; (ii) lower project activity during the three- and six-month periods ended June 30, 2015, relative to the comparable 2014 periods; and (iii) less offshore commissioning and hook-up activity performed on a time and material basis during the second quarter 2015 as compared to the second quarter 2014.
General and administrative expenses were $3.7 million for the three-month period ended June 30, 2015, compared to $3.9 million for the three-month period ended June 30, 2014. As a percentage of revenue, general and administrative expenses for the three-month period ended June 30, 2015 was 4.4% compared to 3.0% for the three-month period ended June 30, 2014. The decrease in general and administrative expenses for the three-month period ended June 30, 2015 was primarily attributable to the decrease in expenses related to the use of consultants. General and administrative expenses were $8.0 million for the six-month period ended June 30, 2015, compared to $7.2 million for the six-month period ended June 30, 2014. As a percentage of revenue, general and administrative expenses for the six-month period ended June 30, 2015 was 4.4% compared to 2.7% for the six-month period ended June 30, 2014. The increase in general and administrative expenses for the six-month period ended June 30, 2015 was due to an increase in expenses related to stock-based compensation and $0.4 million in bad debt expense recorded in the first quarter 2015 related to a settlement with a deepwater customer with respect to a hull and topside project completed in 2014.
The Company had net interest expense of $43,000 for the three-month period ended June 30, 2015 compared to net interest expense of $23,000 for the three-month period ended June 30, 2014. The Company had net interest expense of $74,000 for the six-month period ended June 30, 2015 compared to net interest expense of $44,000 for the six-month period ended June 30, 2014. The increase in net interest expense for the three-month and six-month periods ended June 30, 2015 was primarily driven by increases to letters of credit during the first half of 2015.
The Company had $17,000 of other income for the three-month period ended June 30, 2015, compared to $8,000 other expense for the three-month period ended June 30, 2014. Other expenses for the three-month period ended June 30, 2015 primarily represents gains on sales of property, plant, and equipment. The Company had $20,000 of other income for the six-month period ended June 30, 2015, compared to $96,000 other expense for the six-month period ended June 30, 2014. Other income for the six-month period ended June 30, 2015 primarily represents gains on sales of property, plant, and equipment.
Our effective income tax rate for the three- and six-month periods ended June 30, 2015 was 34%, compared to an effective tax rate of 33% for the comparable periods of 2014. The increase in the effective tax rate is due to an increase in our estimated state income tax rate .
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At June 30, 2015 we had no amounts outstanding under our credit facility and cash and cash equivalents totaled $53.4 million, compared to $36.1 million at December 31, 2014. Working capital was $106.2 million and our ratio of current assets to current liabilities was 4.04 to 1 at June 30, 2015. Our primary source of cash during the period was related to the collection of accounts receivable along with the reduction in costs associated with lower activity levels. At June 30, 2015, our contracts receivable balance was $37.4 million of which we have subsequently collected $14.8 million through July 21, 2015.
The Company has an $80 million revolving credit facility with Whitney Bank and JPMorgan Chase Bank, N.A. maturing December 31, 2015. The credit facility is used to manage working capital needs and for the issuance of letters of credit in the ordinary course of business. Under the credit facility we may utilize up to the full amount of the available borrowing base for borrowings and letters of credit. At June 30, 2015, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $17.6 million, reducing the unused portion of our credit facility to $62.4 million.
The credit facility is secured by substantially all of our assets other than real property located in the state of Louisiana. Amounts borrowed under the credit facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the credit facility. We are required to maintain certain financial covenants, including:
•a minimum current ratio of 1.25 to 1;
•a net worth minimum requirement of $254.8 million;
•debt to net worth ratio of 0.5 to 1; and
•an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.
As of June 30, 2015, we were in compliance with all covenants.
We intend to renew our credit facility through December 31, 2016 before the maturity date.
The slowdown in our industry as a result of depressed oil and gas prices presents challenges and uncertainty to our near- and long-term oil and gas project activity. Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders.
In the near term, we have quickly responded to decreases in capital spending by our customers by reducing our own discretionary and capital spending. Additionally, we continuously adjust the level of our workforce based on anticipated future backlog. As we work through our existing backlog, we may need to make future adjustments to our workforce proportionate to the level of activity in our fabrication yards. We anticipate capital expenditures for the remainder of 2015 to be approximately $7.2 million including $3.9 million for an eighty foot extension of our dry dock in Houma, Louisiana, $1.2 million for yard and facility infrastructure improvements, $0.9 million for new equipment, and $1.2 million for maintenance capital expenditures at our facilities.
In the longer term, we intend to use this period of reduced activity to further strengthen our execution improvement strategies, including modernizing certain information technology systems. We are also increasing our focus on obtaining marine fabrication and repair work with customers within industries that are less susceptible to fluctuations in oil and gas prices. We will continue to maintain a financially disciplined and conservative capital structure. However, a significant portion of our current assets are held in cash accounts, some of which may be used to acquire additional assets, further expand or improve our existing facilities, increase dividends, or repurchase shares in order to better invest our cash and earn returns for our shareholders.
On July 30, 2015, our Board of Directors declared a dividend of $0.10 per share on our shares of common stock outstanding, payable August 28, 2015 to shareholders of record on August 14, 2015.
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.  This authorization remains in effect through July 30, 2017.
We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.
Cash Flow Activities
For the six-month period ended June 30, 2015 net cash provided by operating activities was $23.2 million, compared to $18.1 million net cash provided by operating activities at June 30, 2014. The increase in cash provided by operations for the six-month period ended June 30, 2015, compared to the six-month period ended June 30, 2014, was primarily due to lower activity levels during the first half 2015 requiring less cash expenditures on projects during the first six-months of 2015.
Net cash used in investing activities for the six-month period ended June 30, 2015 was $2.9 million, compared to $20.4 million for the three-month period ended June 30, 2014. We reduced capital spending during the first half of 2015 compared to the first half of 2014 in connection with planned reductions in overall spending for the first half of 2015 as a result of the energy industry slowdown and the overall impact of the downturn in oil prices.
Net cash used in financing activities for the six-months ended June 30, 2015 and 2014 was $2.9 million related to payments of dividends.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.
There has been no material changes in the Company’s market risks during the quarter ended June 30, 2015. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
There have been no changes during the fiscal quarter ended June 30, 2015 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
99.1
Press release issued by the Company on July 16, 2015, announcing the scheduled time for the release of its 2015 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on July 30, 2015.

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

Date: August 4, 2015

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
99.1
Press release issued by the Company on July 30, 2015, announcing the scheduled time for the release of its 2015 second quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 4, 2015.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1