Form 10-Q
period 2015-09-30
GULF ISLAND FABRICATION INC
filed 2015-11-05
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 4, 2015 was 14,554,971.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$45,301	$36,085
Contracts receivable and retainage, net	35,347	80,448
Costs and estimated earnings in excess of billings on uncompleted contracts	27,226	26,989
Prepaid expenses and other	2,438	4,510
Inventory	13,346	10,140
Deferred tax assets	2,260	2,646
Income tax receivable	1,349	1,350
Assets held for sale	—	10,327
Total current assets	127,267	172,495
Property, plant and equipment, net	211,355	224,777
Other assets	674	671
Total assets	$339,296	$397,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,870	$40,272
Billings in excess of costs and estimated earnings on uncompleted contracts	5,272	18,766
Accrued contract losses	2,184	817
Accrued employee costs	8,066	7,723
Accrued expenses and other liabilities	2,817	5,187
Total current liabilities	33,209	72,765
Deferred tax liabilities	33,530	39,380
Total liabilities	66,739	112,145
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,542,971 issued and outstanding at September 30, 2015 and 14,539,104 at December 31, 2014, respectively	10,275	10,090
Additional paid-in capital	95,496	93,828
Retained earnings	166,786	181,880
Total shareholders’ equity	272,557	285,798
Total liabilities and shareholders’ equity	$339,296	$397,943
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$67,531	$118,020	$251,102	$381,879
Cost of revenue	75,368	103,367	248,686	348,131
Gross (loss) profit	(7,837)	14,653	2,416	33,748
General and administrative expenses	3,798	3,307	11,817	10,553
Asset impairment	6,600	—	6,600	—
Operating (loss) income	(18,235)	11,346	(16,001)	23,195
Other income (expense):
Interest expense	(39)	(23)	(126)	(72)
Interest income	8	1	21	6
Other income (expense)	—	(2)	20	(98)
	(31)	(24)	(85)	(164)
(Loss) income before income taxes	(18,266)	11,322	(16,086)	23,031
Income taxes	(6,129)	3,736	(5,389)	7,600
Net (loss) income	$(12,137)	$7,586	$(10,697)	$15,431
Per share data:
Basic and diluted (loss) earnings per share - common shareholders	$(0.84)	$0.52	$(0.74)	$1.05
Cash dividend declared per common share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2015	14,539,104	$10,090	$93,828	$181,880	$285,798
Net loss	—	—	—	(10,697)	(10,697)
Vesting of restricted stock	3,867	(1)	(9)	—	(10)
Compensation expense restricted stock	—	186	1,677	—	1,863
Dividends on common stock	—	—	—	(4,397)	(4,397)
Balance at September 30, 2015	14,542,971	$10,275	$95,496	$166,786	$272,557
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,

	2015	2014
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(10,697)	$15,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense (recovery)	400	(475)
Depreciation	19,674	19,693
Asset impairment	6,600	—
(Gain) loss on sale of asset	(10)	85
Deferred income taxes	(5,464)	6,945
Compensation expense - restricted stock	1,863	917
Changes in operating assets and liabilities:
Contracts receivable and retainage	43,501	16,878
Costs and estimated earnings in excess of billings on uncompleted contracts	(237)	2,924
Prepaid expenses and other assets	2,072	1,874
Inventory	508	869
Accounts payable	(25,402)	(31,779)
Billings in excess of costs and estimated earnings on uncompleted contracts	(13,494)	(15,186)
Accrued employee costs	343	949
Accrued expenses	(2,369)	136
Accrued contract losses	1,367	412
Current income taxes	—	642
Net cash provided by operating activities	18,655	20,315
Cash flows from investing activities:
Capital expenditures	(5,052)	(26,712)
Proceeds on the sale of equipment	10	934
Net cash used in investing activities	(5,042)	(25,778)
Cash flows from financing activities:
Borrowings against line of credit	—	22,000
Payments on line of credit	—	(22,000)
Payments of dividends on common stock	(4,397)	(4,399)
Net cash used in financing activities	(4,397)	(4,399)
Net change in cash and cash equivalents	9,216	(9,862)
Cash and cash equivalents at beginning of period	36,085	36,569
Cash and cash equivalents at end of period	$45,301	$26,707
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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
NOTE 2 – CONTRACTS RECEIVABLE AND RETAINAGE
The principal customers of the Company include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at September 30, 2015, $15.4 million, or 43.7%, is with two customers. The significant projects for these two customers consist of:

•	a large deepwater jacket, piles and topside; and

•	two separate projects with fabrication and installation of offshore skids.
At September 30, 2015, there was no allowance for bad debt included in the Company’s contract receivable balance. In connection with work associated with a completed hull and topside project for a large deepwater customer in the first quarter 2014, we had a remaining receivable balance of $10.0 million at December 31, 2014. In the first quarter 2015, we entered into a settlement agreement with this customer that included payment of $8.4 million in cash and title to certain skidway equipment used for project load-outs. The cash settlement was received during the first quarter 2015. The equipment, valued at $1.2 million, was included in property, plant and equipment at September 30, 2015 with an assigned useful life of 15 years and represents a non-cash change in contracts receivable and property, plant and equipment in the accompanying unaudited statement of cash flows for the nine months ended September 30, 2015. The remaining $0.4 million balance was charged to bad debt expense and was included in general and administrative expenses for the nine months ended September 30, 2015.
NOTE 3 – FAIR VALUE MEASUREMENTS
The Company bases its fair value determinations by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1-inputs are based upon quoted prices for identical instruments traded in active markets.

•	Level 2-inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3-inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payables approximate their fair values.

Assets held for sale - Assets held for sale consists of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less the estimated costs to sell. We previously determined the fair value of these assets with the assistance of third party valuation specialists, relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors. To date, we have not sold, licensed, or leased any of this equipment. While we have not discontinued our programs to identify buyers for our assets held for sale, due to the sustained downturn in the energy sector, our ability to effectively market these assets held for sale has been significantly limited. In addition, during the third quarter, we learned that a potential buyer is no longer expressing interest in the assets. As a result, during the third quarter 2015, we reassessed our estimate of fair value and recorded an impairment of $6.6 million, and reclassified the asset’s net realizable value of $3.7 million to inventory based on the estimated scrap value of these materials. We intend to use this inventory on future construction projects at our various fabrication facilities. Inventory consists of materials and production supplies and is stated at the lower of cost or market.

No impairment charges were recognized during the comparable periods during 2014. We have determined that our impairment of assets held for sale is a non-recurring fair value measurement that falls within Level 3 of the fair value hierarchy.
NOTE 4 – LINE OF CREDIT
The Company has an $80 million revolving credit facility with Whitney Bank and JPMorgan Chase Bank, N.A. maturing December 31, 2015. The credit facility is used to manage working capital needs and for the issuance of letters of credit in the ordinary course of business. Under the credit facility we may utilize up to the full amount of the available borrowing base for borrowings and letters of credit. At September 30, 2015, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $20.5 million, reducing the unused portion of our credit facility to $59.5 million.
The credit facility is secured by substantially all of our assets other than real property located in the state of Louisiana. Amounts borrowed under the credit facility bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 1.5 percent. We pay a fee on a quarterly basis of one-fourth of one percent per annum on the weighted-average unused portion of the credit facility. We are required to maintain certain financial covenants, including:

•	a minimum current ratio of 1.25 to 1;

•	a net worth minimum requirement of $254.8 million;

•	debt to net worth ratio of 0.5 to 1; and

•	an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest expense ratio of 4.0 to 1.
As of September 30, 2015, we were in compliance with all covenants. We intend to renew our credit facility through December 2016 during the fourth quarter of 2015.
NOTE 5 – CONTRACT COSTS
The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method using the percentage of labor hours incurred as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus labor costs and pass-through costs incurred on the contract during the period. We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects. Consequently, pass-through costs are included in revenue but have no impact on the gross profit realized for that particular period.
Pass-through costs as a percentage of revenue were 45.3% and 42.6% for the three months ended September 30, 2015, and 2014, respectively. Pass-through costs as a percentage of revenue were 43.2% and 47.8% for the nine months ended September 30, 2015 and 2014, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2015, include unbilled costs of $16.4 million relating to four major customers. Billings in excess of costs and estimated earnings at September 30, 2015, include advances of $3.4 million from three major customers. Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of the contract including after the contract has been completed and delivery occurs.
During the quarter ended September 30, 2015, we recorded contract losses of $14.3 million as a result of our inability to recover certain costs related to a deck and jacket for one of our large deepwater projects.  We are currently in negotiations with this customer concerning change orders with respect to the adjusted amounts due under this contract.  Our intention is to resolve the disputed cost amounts and finalize the change orders with our customer during the fourth quarter of 2015; however, we can give no assurance that these negotiations will conclude or that the change orders will be finalized during the fourth quarter of 2015.  While we believe we will be able to recover the remaining costs and estimated earnings for this project reflected on our consolidated balance sheet at September 30, 2015, we can provide no assurance that the amounts ultimately recovered from our customer will not differ materially from the amounts recorded in our financial statements as of September 30, 2015.
NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic and diluted:
Numerator:
Net (loss) Income	$(12,137)	$7,586	$(10,697)	$15,431
Less: Distributed and undistributed income (unvested restricted stock)	24	79	71	157
Net (loss) income attributable to common shareholders	$(12,161)	$7,507	$(10,768)	$15,274
Denominator:
Denominator for basic earnings per share-weighted-average shares	14,543	14,506	14,541	14,501
Effect of dilutive securities:
Employee stock options	—	—	—	—
Denominator for dilutive (loss) earnings per share-weighted-average shares	14,543	14,506	14,541	14,501
Basic and diluted (loss) earnings per share - common shareholders	$(0.84)	$0.52	$(0.74)	$1.05

Stock Repurchase Plan:
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time.  To date, we have made no repurchases of our common stock.

NOTE 7 – SUBSEQUENT EVENTS

On October 29, 2015, our Board of Directors declared a dividend of $0.10 per share on our shares of common stock outstanding, payable November 27, 2015 to shareholders of record on November 13, 2015.

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
Our backlog at September 30, 2015 and June 30, 2015 consisted of the following (in thousands, except for percentages):

	As of September 30, 2015			As of June 30, 2015
	$'s	Labor hours		$'s	Labor hours
Backlog	$135,149	1,287		$126,248	1,283

	Number	Percentage		Number	Percentage
Major customers	five	66.5%	(1)	four	62.9%

	$'s	Percentage		$'s	Percentage
Deepwater locations	$63,854	47.2%		$50,914	40.3%
Foreign locations	$33,287	24.6%		$34,516	27.3%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2015	$62,834	46.5%	(2)
2016	$72,315	53.5%	(2)
	$135,149

___________

1.	At September 30, 2015, projects for our five largest customers in terms of revenue backlog consisted of:

i.	a jacket, piles, and topside for an overseas project that commenced in the third quarter of 2015 and is scheduled to be completed during the third quarter of 2016;

ii.	a jacket and piles for an overseas project that commenced in the third quarter of 2015 and is scheduled to be completed during the fourth quarter of 2016;

iii.
two towing vessels for an inland river customer, the first of which commenced in the fourth quarter of 2014 and the second of which commenced during the second quarter 2015 with the delivery of the second vessel scheduled to be completed during the first quarter of 2016;

iv.	offshore support and construction services related to a deepwater Gulf of Mexico project that is scheduled to commence in the fourth quarter of 2015; and

v.	tendon support buoys for a deepwater Gulf of Mexico project that is scheduled to commence in the fourth quarter of 2015.

2.
The timing of recognition of the revenue represented in our backlog is based on management’s current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of the recognition of revenue from our backlog.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog and could have a material adverse effect on revenue, net income and cash flow.
While we expect some bidding for deepwater projects to continue during the fourth quarter of 2015 and into the first half of 2016, the current decline in the global oil and gas market has adversely impacted, and is likely to continue to adversely impact, the level of activity for deepwater projects. However, we expect to see some increased activity in offshore maintenance and repair work and for marine repair work during the fourth quarter of 2015 and into the first half of 2016.
As of September 30, 2015, we had approximately 1,360 employees and approximately 53 contract employees, compared to approximately 1,700 employees and approximately 247 contract employees as of December 31, 2014.
Labor hours worked were 2.1 million during the nine months ended September 30, 2015, compared to 2.8 million for the nine months ended September 30, 2014. The overall decrease in labor hours worked for the nine months ended September 30, 2015 was the result of a reduction in the number of ongoing fabrication projects during this period due to the decline in global oil and gas markets.
Results of Operations
Loss provision - During the quarter ended September 30, 2015, we recorded contract losses of $14.3 million as a result of our inability to recover certain costs related to a deck and jacket for one of our large deepwater projects.  We are currently in negotiations with this customer concerning change orders with respect to the adjusted amounts due under this contract.  Our intention is to resolve the disputed cost amounts and finalize the change orders with our customer during the fourth quarter of 2015; however, we can give no assurance that these negotiations will conclude or that the change orders will be finalized during the fourth quarter of 2015.  While we believe we will be able to recover the remaining costs and estimated earnings for this project reflected on our consolidated balance sheet at September 30, 2015, we can provide no assurance that the amounts ultimately recovered from our customer will not differ materially from the amounts recorded in our financial statements as of September 30, 2015.
Impairment of assets held for sale - Assets held for sale consists of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Assets held for sale are required to be measured at the lower of their carrying amount or fair value less the estimated costs to sell. To date, we have not sold, licensed, or leased any of this equipment. While we have not discontinued our programs to identify buyers for our assets held for sale, due to the sustained downturn in the energy sector, our ability to effectively market these assets held for sale has been significantly limited. In addition, during the third quarter, we learned that a potential buyer is no longer expressing interest in the assets. As a result, during the third quarter 2015, we reassessed our estimate of fair value and recorded an impairment of $6.6 million, and reclassified the asset’s net realizable value of $3.7 million to inventory based on the estimated scrap value of these materials. We intend to use this inventory on future construction projects at our various fabrication facilities.
Three Months ended September 30, 2015 Compared to Three Months ended September 30, 2014 (in thousands, except for percentages):

	Three Months Ended September 30,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$67,531	$118,020	$(50,489)	(42.8)%
Cost of revenue	75,368	103,367	(27,999)	(27.1)%
Gross (loss) profit	(7,837)	14,653	(22,490)	(153.5)%
Gross (loss) profit percentage	(11.6)%	12.4%
General and administrative expenses	3,798	3,307	491	14.8%
Asset impairment	6,600	—	6,600	n/a
Operating (loss) income	(18,235)	11,346	(29,581)	(260.7)%
Other income (expense):
Interest expense	(39)	(23)	(16)
Interest income	8	1	7
Other income (expense)	—	(2)	2
	(31)	(24)	(7)
(Loss) income before income taxes	(18,266)	11,322	(29,588)	(261.3)%
Income taxes	(6,129)	3,736	(9,865)	(264.1)%
Net (loss) income	$(12,137)	$7,586	$(19,723)	(260.0)%
Revenues - Our revenues for the three months ended September 30, 2015 and 2014 were $67.5 million and $118.0 million, respectively, representing a decrease of 42.8%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico and contract losses of $14.3 million as referred to above. Pass-through costs as a percentage of revenue were 45.3% and 42.6% for the three-months ended September 30, 2015 and 2014, respectively. The increase in pass-through cost is primarily due to the contract losses recognized during the three months ended September 30, 2015, as discussed above. Pass-through costs, as described in Note 5 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
Gross (loss) profit - Our gross (loss) profit for the three months ended September 30, 2015 and 2014 was $(7.8) million ((11.6)% of revenue) and $14.7 million (12.4% of revenue), respectively. The decrease in gross profit was primarily due to:

•	contract losses of $14.3 million recorded in the three months ended September 30, 2015, as referred to above;

•	lower project activity during the period as compared to the same period in 2014; and

•	less offshore commissioning and hook-up activity performed on a time and material basis during the third quarter 2015 as compared to the third quarter 2014.
General and administrative expenses - Our general and administrative expenses were $3.8 million for the three months ended September 30, 2015, compared to $3.3 million for the three months ended September 30, 2014. The increase in general and administrative expenses for the three months ended September 30, 2015 was primarily attributable to:

•	an increase of stock-based compensation expense of $445,000; and

•	$219,000 for consultants to review investment strategies and alternatives.
Asset impairment - We recorded an asset impairment charge of $6.6 million during the three months ended September 30, 2015 related to our asset held for sale as further discussed above and in Note 3 of the Notes to Consolidated Financial Statements. We had no impairment charges for the three months ended September 30, 2014.
Interest expense - The Company had net interest expense of $31,000 for the three months ended September 30, 2015 compared to net interest expense of $22,000 for the three months ended September 30, 2014. The increase in net interest expense for the three months ended September 30, 2015 was primarily driven by interest expense associated with increases to letters of credit during 2015.
Income taxes - Our effective income tax rate remained comparable for the three months ended September 30, 2015 at 33.6%, compared to an effective tax rate of 33.0% for the comparable period during 2014.

Nine Months ended September 30, 2015 Compared to Nine Months ended September 30, 2014 (in thousands, except for percentages):

	Nine Months Ended September 30,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$251,102	$381,879	$(130,777)	(34.2)%
Cost of revenue	248,686	348,131	(99,445)	(28.6)%
Gross profit	2,416	33,748	(31,332)	(92.8)%
Gross profit percentage	1.0%	8.8%
General and administrative expenses	11,817	10,553	1,264	12.0%
Asset impairment	6,600	—	6,600	n/a
Operating (loss) income	(16,001)	23,195	(39,196)	(169.0)%
Other income (expense):
Interest expense	(126)	(72)	(54)
Interest income	21	6	15
Other income (expense)	20	(98)	118
	(85)	(164)	79	(48.2)%
(Loss) income before income taxes	(16,086)	23,031	(39,117)	(169.8)%
Income taxes	(5,389)	7,600	(12,989)	(170.9)%
Net (loss) income	$(10,697)	$15,431	$(26,128)	(169.3)%
Revenues - Our revenues for the nine months ended September 30, 2015 and 2014 were $251.1 million and $381.9 million, respectively, representing a decrease of 34.2%. The decrease in revenue is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of overall depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico impacting the timing of projects and contract losses of $14.0 million as referred to above. We recognized higher revenue in 2014 primarily as a result of work performed for a large deepwater project and, to a lesser extent, higher levels of revenue from pass-through costs. Pass-through costs as a percentage of revenue were 43.2% and 47.8% for the nine months ended September 30, 2015 and 2014, respectively. The decreased in pass-through cost is primarily due to lesser amounts of subcontractor services and direct materials in 2015, as compared to 2014. Pass-through costs, as described in Note 5 in the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
Gross profit - Gross profit for the nine months ended September 30, 2015 and 2014 was $2.4 million (1.0% of revenue) and $33.7 million (8.8% of revenue), respectively. The decrease in gross profit was primarily due to:

•	contract losses of $14.0 million recorded in the nine months ended September 30, 2015, as referred to above;

•	lower project activity during the nine months ended September 30, 2015, relative to the comparable 2014 period; and

•	less offshore commissioning and hook-up activity performed on a time and material basis for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.
General and administrative expenses - General and administrative expenses were $11.8 million for the nine months ended September 30, 2015, compared to $10.6 million for the nine months ended September 30, 2014. The increase in general and administrative expenses for the nine months ended September 30, 2015 was due to:

•	increase in expenses related to stock-based compensation of $946,000;

•	$400,000 in bad debt expense recorded in the first quarter 2015 related to a settlement with a deepwater customer with respect to a hull and topside project completed in 2014; and

•	$219,000 for consultants to review investment strategies and alternatives.

Asset impairment - We recorded an asset impairment charge of $6.6 million during the nine months ended September 30, 2015 related to our asset held for sale as further discussed above and in Note 3 of the Notes to Consolidated Financial Statements. We had no impairment charges during nine months ended September 30, 2014.
Interest expense - Interest expense was $105,000 for the nine months ended September 30, 2015 compared to net interest expense of $66,000 for the nine months ended September 30, 2014. The increase in net interest expense for the three-month and nine months ended September 30, 2015 was primarily driven by interest expense associated with increases to letters of credit during 2015.
Other income (expense) - Other income for the nine months ended September 30, 2015 was $20,000 of other income compared to other expense $98,000 for the nine months ended September 30, 2014. Other income for the nine months ended September 30, 2015 primarily represents gains on sales of property, plant, and equipment as compared to other expense in 2014, which primarily related to losses on sales of property, plant, and equipment during 2014.
Income taxes - Our effective income tax rate remained comparable for the nine months ended September 30, 2015 at 33.5%, compared to an effective tax rate of 33.0% for the comparable period during 2014.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At September 30, 2015 we had no amounts outstanding under our credit facility and cash and cash equivalents totaled $45.3 million, compared to $36.1 million at December 31, 2014. Working capital was $94.1 million and our ratio of current assets to current liabilities was 3.83 to 1 at September 30, 2015. Our primary source of cash for the nine months ended September 30, 2015, was primarily related to the collection of accounts receivable along with a reduction in costs associated with lower activity levels. At September 30, 2015, our contracts receivable balance was $35.3 million of which we have subsequently collected $22.0 million through November 2, 2015.
During the quarter ended September 30, 2015, we recorded contract losses of $14.3 million as a result of our inability to recover certain costs related to a deck and jacket for one of our large deepwater projects.  We are currently in negotiations with this customer concerning change orders with respect to the adjusted amounts due under this contract.  Our intention is to resolve the disputed cost amounts and finalize the change orders with our customer during the fourth quarter of 2015; however, we can give no assurance that these negotiations will conclude or that the change orders will be finalized during the fourth quarter of 2015.  While we believe we will be able to recover the remaining costs and estimated earnings for this project reflected on our consolidated balance sheet at September 30, 2015, we can provide no assurance that the amounts ultimately recovered from our customer will not differ materially from the amounts recorded in our financial statements as of September 30, 2015.
The Company has an $80 million revolving credit facility with Whitney Bank and JPMorgan Chase Bank, N.A. maturing December 31, 2015. The credit facility is used to manage working capital needs and for the issuance of letters of credit in the ordinary course of business. Under the credit facility we may utilize up to the full amount of the available borrowing base for borrowings and letters of credit. At September 30, 2015, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $20.5 million, reducing the unused portion of our credit facility to $59.5 million.
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
As of September 30, 2015, we were in compliance with all covenants. We intend to renew our credit facility through December 2016 before the maturity date.
Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. The oil and gas industry has experienced a significant period of suppressed oil and gas prices. Accordingly, we have experienced a reduction in customer orders. Analyst predict that the downturn in the oil and gas industry will continue throughout 2016, and possibly into the first half of 2017 presenting challenges and uncertainty to our near- and long-term oil and gas project activity.
In the near term, we have quickly responded to decreases in capital spending by our customers by reducing our own discretionary and capital spending. Additionally, we continuously adjust the level of our workforce based on anticipated future backlog. As we work through our existing backlog, we may need to make future adjustments to our workforce proportionate to the level of activity in our fabrication yards. We anticipate capital expenditures for the remainder of 2015 to be approximately $2.6 million including $2.3 million for an eighty foot extension of our dry dock in Houma, Louisiana.
In the longer term, we intend to use this period of reduced activity to further strengthen our execution improvement strategies, including modernizing certain information technology systems. We are also increasing our focus on obtaining marine fabrication and repair work with customers within industries that are less susceptible to fluctuations in oil and gas prices. We continue to evaluate opportunities that are aligned with our long-term strategic growth initiatives while maintaining a financially disciplined and conservative capital structure.
On October 29, 2015, our Board of Directors declared a dividend of $0.10 per share on our shares of common stock outstanding, payable November 27, 2015 to shareholders of record on November 13, 2015.
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock.
We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.
Cash Flow Activities
For the nine months ended September 30, 2015 net cash provided by operating activities was $18.7 million, compared to $20.3 million net cash provided by operating activities at September 30, 2014. The decrease in cash provided by operations for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to an overall decrease in work activity experienced in our fabrication yards during 2015.
Net cash used in investing activities for the nine months ended September 30, 2015 was $5.0 million, compared to $25.8 million for the nine months ended September 30, 2014. We reduced capital spending during 2015 compared to 2014 as a result of the energy industry slowdown.
Net cash used in financing activities for the nine months ended September 30, 2015 and 2014 was $4.4 million related to payments of dividends.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended September 30, 2015. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
There have been no changes during the fiscal quarter ended September 30, 2015 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
99.1
Press release issued by the Company on October 29, 2015, announcing the scheduled time for the release of its 2015 third quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 29, 2015.

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

Date: November 4, 2015

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
99.1
Press release issued by the Company on October 29, 2015, announcing the scheduled time for the release of its 2015 third quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 29, 2015.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1