Form 10-K
period 2015-12-31
GULF ISLAND FABRICATION INC
filed 2016-03-10
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2015 was approximately $160,619,350.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 9, 2016 was 14,630,686.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2016 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
General
Gulf Island Fabrication, Inc. ("Gulf Island"), and together with its subsidiaries, (the “Company”, “we” or “our”), is a leading fabricator of steel platforms and other specialized structures for customers in the offshore oil and gas industry. In addition, we also perform onshore and offshore construction and fabrication services for customers in the marine industry. Our principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. We currently provide our customers with what we believe to be the largest group of fabrication facilities serving the Gulf of Mexico market. The Company was incorporated in 1985 and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Since our formation, we have expanded and grown our operations through acquisitions of additional facilities on the Houma Navigation Canal in southern Louisiana as well as 212 acres in Ingleside, Texas between the Gulf Intracoastal Waterway and Corpus Christi Ship Channel and 160 acres in Aransas Pass, Texas located along the U.S. Intracoastal Waterway. In October 2013, we moved our corporate headquarters to Houston, Texas. We continue to grow our operations and to diversify our business. On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (collectively, “LEEVAC”), through our newly formed wholly-owned subsidiary, Gulf Island Shipyards, L.L.C. in an all cash transaction. See further discussion of the LEEVAC acquisition below.

Gulf Island serves as a holding company and conducts all of its operations through its subsidiaries, which include: Gulf Island, L.L.C.; Gulf Marine Fabricators, L.P.; Gulf Island Marine Fabricators, L.L.C.; Gulf Island Shipyards, L.L.C.; Dolphin Services, L.L.C.; and Dolphin Steel Sales, L.L.C.

LEEVAC Acquisition
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates ("LEEVAC"). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received at closing a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $112.0 million of incremental contract backlog primarily for four new build construction projects to be delivered in 2016 and 2017. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities. A description of the primary fabrication facilities and equipment acquired is as follows:

•
Jennings - Leased facilities from a third party for a 180 acre complex five miles east of Jennings, LA on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway. The Jennings Complex includes over 100,000 square feet of covered fabrication area including a panel line and pipe shop and 3,000 feet of water frontage with two launch ways and four covered construction bays. The lease, including exercisable renewal options, extends through January 2045.

•
Lake Charles - Subleased facilities from a third party for a 10 acre complex 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, LA. The Lake Charles complex includes 1,100 feet of bulkhead water frontage with a water depth of 40 feet located one mile from the main ship channel and the Gulf Intracoastal Waterway and is located multiple petrochemical plants. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038.

•
Houma - Leased facilities from the owner of LEEVAC Shipyards for a 35 acre complex 26 miles from the Gulf of Mexico near Houma, LA. The Houma complex includes 2,700 feet of bulkhead water frontage and 110,000 square feet of covered construction area. The lease expires on the later of December 31, 2016 or 90 days following the completion of the two vessels currently under construction at the facility, but no later than August 31, 2017. Upon expiration, we will have the option to extend the lease at market rates.

Machinery and equipment at the above leased facilities includes a new plasma cutter installed in 2013, eight crawler cranes ranging from 65-230 tons, 8 track cranes, 10 overhead cranes, six drydocks ranging from 1,500 to 3,500 tons, and a 200 ton module transporter.

At the date of acquisition, we acquired approximately $112.0 million of new build construction backlog which primarily includes 4 new build construction projects to be delivered in 2016 and 2017 with two third party customers. The ultimate dollar amount of acquired backlog is subject to a change in value in connection with our purchase price allocation. Additionally, we hired 380 employees upon acquisition of the facilities representing all of the LEEVAC former employees.

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
Description of Operations
The following description of our operations are as they exist as of and for the year ended December 31, 2015.
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
Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in our fabrication yards. The tubular sections (which vary in diameter up to 23 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are performed by computer-controlled equipment that operates from data developed during the design of the structure. A majority of our offshore drilling and production platforms are fixed platforms. A fixed platform is the traditional type of platform used for the offshore development and production of oil and gas reserves, although recently there has been an increase in the use of floating production platforms as a result of increased drilling and production activities in deeper waters.
Jackets -The most common type of fixed platform consists of a jacket (a tubular steel, braced structure extending from the mud line on the seabed to a point above the water surface) which supports the deck structure located above the level of storm waves and is secured with tubular pilings driven deep into the seabed. The deck structure is designed to accommodate multiple functions, including drilling, production, separating, gathering, piping, compression, well support, and crew quartering. Platforms can be joined by bridges to form complexes of platforms for very large developments or to improve safety by dividing functions among specialized platforms. Jacket-type platforms are generally the most viable solution for water depths of 1,000 feet or less. Although there is no height limit to the jackets that can be fabricated at our Houma facilities, the dimensions of the Houma Navigation Canal prevent the transportation to the Gulf of Mexico of most jackets and hulls designed for water depths exceeding 800 feet. Our south yard in Texas, which is located along the Gulf Intracoastal Waterway and the 45-foot-deep Corpus Christi Ship Channel, provides direct and unrestricted access to the Gulf of Mexico, which allows for fabrication or assembly of any size jacket or other structure currently in use for the development and production of oil and gas for deepwater drilling. In some instances, we may fabricate jackets, deck sections, living quarters and/or piles for a platform at our Houma facility, with the hulls and/or jackets for the platform designed for water depths in excess of 800 feet fabricated at our Texas facility.
Jackets are built on skidways (which are long parallel rails along which the jacket will slide when it is transferred to a barge for towing out to sea) and are generally built in sections. As each section of legs and bracing is complete, large crawler cranes pick up an entire side and “roll up” the section, joining it to another uprighted section. When a jacket is complete, it is pulled along the skidway onto a launch barge. Using ocean-going tugs, the barge is transported to the offshore installation site. Our ability to fabricate and assemble large tubular sections needed for jackets for use in water depths over 300 feet distinguish us from all but one of our domestic competitors.

Decks - Decks are built either as single structures or in sections and are installed on location on fixed and floating platforms by construction contractors. The composition and quantity of petroleum in the well stream generally determine the size and configuration of the production deck on a processing platform. Typical deck equipment includes crude oil pumps, oil and gas separators and gas compressors. Unlike large jackets, which are transported in a horizontal position, decks are transported upright and, as a result, are not subject to the width restrictions of the Houma Navigation Canal.
TLPs -TLPs consist of a deck that sits atop one or more column-shaped hulls, which are positioned on site with vertical tendons running from the hulls to the seabed. The tendons hold the hulls partially submerged and are highly tensioned using the buoyancy of the hulls. This system develops a restoring force against wave, wind and current actions in proportion to the lateral displacement of the vessel. Wells for a TLP are often pre-drilled through a subsea template. Long, flexible production risers, which carry the petroleum to the deck of the TLP, are supported in tension by mechanical tensioner machines on the platform’s deck and are directly subject to wave, wind and current forces. TLPs can be used in any water depth and are generally better suited than fixed platforms for water depths greater than 1,000 feet. The size of a TLP depends on a number of factors, including the intended scope of production of the platform, the length of the production risers connected to the platform, the size of the deck to be installed on the platform and the water depth for which the platform is designed. We fabricate deck sections and hulls for use with TLPs of any size. In November 2009, we completed fabrication and delivered a MinDOC hull, the first deepwater dry tree drilling and production platform built in the United States. We completed the fabrication of the first Spar hull to be built in the United States, and delivered it in the first quarter of 2014.
Subsea templates - We fabricate subsea templates used in connection with TLPs. Subsea templates are structures installed on the seabed before development drilling begins.
Other fabrication and repair work - We also produce and repair pressure vessels used in the oil and gas industry, refurbish existing platforms, fabricate various other types of steel structures, including processing modules used in petro-chemical plants, fabricate living quarters for installation on such platforms ranging in size from 4 to 250 beds, provide onshore and offshore scaffolding and piping insulation services, perform heavy lifts such as ship integration and TLP module integration and load and offload jack-up drilling rigs, semi-submersible drilling rigs, TLPs, Spars or other similar cargo. In addition, we fabricate towboats, barges, lift boats, dry docks, offshore support vessels, other marine vessels, and mid-body sections for offshore supply vessels. Our Houma dry dock has recently been upgraded, extending the lift capacity from 9,000 tons to 12,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities.
In addition, we fabricate piles and other rolled goods, bridges for connecting offshore platforms, wellhead protectors, various production, compressor and utility modules and other structures used in offshore oil and gas production and development activities. All of our products are installed by construction contractors.
Onshore and offshore construction services - We provide interconnect piping services on offshore platforms and inshore steel structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeast for various on-site construction and maintenance activities. In addition, we fabricate pressure vessels and large and small packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects, to state and local governments.
Marine vessels - We manufacture and repair various steel marine vessels in the United States including offshore supply vessels; anchor handling vessels; and lift boats to support the construction and ongoing operation of offshore oil and gas production platforms; tug boats and towboats for towing and pushing barges that support transportation of various types of products and materials; mooring and positioning, dredging assistance, tanker escort, port management, shipping, piloting, coastal flood protection barge gates, inland and offshore barges, and fire-fighting and salvage vessels. We also construct dry docks to lift marine vessels out of the water. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. In the first quarter 2012, we delivered a 335-Class lift boat to Montco Offshore, Inc., and in the fourth quarter, 2014, we completed and delivered to the customer a second 335-Class lift boat. These two vessels are the largest lift boats to be used in the Gulf of Mexico.
Facilities and Equipment
We perform all projects at our Louisiana and Texas facilities based on availability of space and equipment. The description below is as of December 31, 2015, as they pertain to operations for the year ended December 31, 2015 (the period presented in this annual report). See the LEEVAC acquisition discussion above for a description of the additional leased facilities and equipment that we acquired on January 1, 2016. As of December 31, 2015, we owned all of the facilities and equipment described below.
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
Located approximately a quarter of a mile from our main yard on a channel adjacent to the Houma Navigation Canal, we operate a 63-acre facility that includes buildings totaling 14,500 square feet of administrative offices, 40,800 square feet of covered fabrication area, 29,600 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 1,320 linear feet of water frontage, including 660 feet of steel bulkhead.
We own a 12,000 ton dry dock, supplementing our marine construction operations in Houma. The dry dock is 320 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is 10 feet deep with 30 foot walls. The dry dock is used for maintenance and repairs of marine vessels, as well as launch vessels fabricated at our Houma facility.
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
Equipment
Our Houma main yard houses our Bertsch Model 34 and Model 20 plate bending rolls, a computerized Vernon brace coping machine used for cutting steel in complex geometric sections, two grit blast systems, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components. Our Houma west yard has a Bertsch Model 38 plate bending roll, a computerized Vernon brace coping machine, and various other equipment used in our fabrication business. The brace coping machines can handle pipe up to 1,500 pounds per foot and 54-inch outer diameter, and 1,000 pounds per foot and 48-inch outer diameter, respectively. The brace coping machine in the Houma west yard provides additional efficiencies as it can cut 360 degrees without repositioning itself. We have a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of two hundred inches per minute. The system can also etch into steel for piece markings and layout markings at a rate of 300 inches per minute. We own 16 crawler cranes, located in our Louisiana facilities, which range in tonnage capacity from 230 to 500 tons each. We may rent additional cranes on a monthly basis in times of very high activity levels. We have 12 rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) located at our Houma, Louisiana facilities that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around our facilities. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections. Each of these transporters have a 200 ton weight capacity, are easily relocated, and can be used in tandem. We own a deck barge which gives us the ability to move material and equipment to and from our facilities more conveniently and efficiently. We perform routine repairs and maintenance on all of this equipment.
Our plate bending rolls have the capability to roll and weld steel into approximately 50,000 tons of tubular pipe sections per year. We have a state of the art, fully enclosed, and environmentally friendly blast and coating facility that can operate twenty-four hours a day. The facility is automated and provides blasting and coating activities in support of our Houma fabrication projects. The design output of the facility also allows us to provide blast and paint services to the Gulf south shipbuilding industry. The use of this equipment provides Gulf Island a competitive advantage by reducing labor costs.
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
We own 13 crawler cranes, which range in tonnage capacity from 230 to 1055 tons each and are located at our Texas facility. The pipe mill at our Texas facility is equipped with a Haeusler Quad Roll, and Bertsch Model 30, Model 34 and Model 36 plate bending roll machines for diameters ranging from 1 foot 6 inches to 10 feet, and one large diameter plate bending roll machine, the Haeusler Quad Roll, for diameters ranging from 3 feet to 23 feet. The two Romar CNC-controlled flame planers, each with four torch stations (two torches per station), are used to cut steel plate up to 12 feet wide and 65 feet long. Our Texas facility is equipped with a panel line system, a Pangborn shot blast machine, 20,000 square feet of climate controlled staging area and a 16 feet by 14 feet by 125 feet paint booth that can operate 24 hours a day. We own an additional six rubber-tired, hydraulic modular transporters (KMAG – Type 2406), located at our Texas facility that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections than cranes. All of our transporters can easily be relocated to or from our Louisiana and Texas facilities and, when used in tandem, have a capacity of 3,600 tons.

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
Safety and Quality Assurance
Management is committed to the safety and health of our employees. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to mitigate the risk, and ultimately to eliminate accidents within our operations. Our Health, Safety, and Environment department develops guidelines to ensure the safety of our employees and to allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well trained workforce and providing timely instruction to our workforce to ensure our workers have the knowledge and skills to perform their work safely while maintaining the highest standards of quality possible. We provide continuous quality safety education and training to both employees and subcontractors to ensure our people are ready for the challenges inherent in all fabrication projects. Our employees and subcontractors begin their training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. The Company maintains a zero tolerance approach to drugs and alcohol in the workplace. We support this policy through the use of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting their efforts to continuously improve our safety performance. This committee meets once a month to discuss safety issues and initiatives to prevent accidents within our organization.
We believe it is important to recognize and promote a positive and safe work culture. To this end, we hold a quarterly Safety Recognition Award Program. Our management team emphasizes open lines of communication and conducts quarterly employee meetings throughout our various facilities in order to keep our workforce updated on safety concerns. We also use this time to conduct demonstrations in safety education and quality improvement. Since 2012, a safety component has been included in our annual incentive program guidelines for our executive officers and other key employees to recognize the importance that we and our customers place on safety.
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
Customers and Contracting
Our principal customers include large independent oil and gas companies and their contractors, and marine service companies, offshore support companies, offshore and inland barge and support vessel operators, offshore construction contractors, diving companies, the U.S. Army, the U.S. Army Corps of Engineers, the U.S. Coast Guard, the U.S. Navy and the state and local governmental agencies and their contractors. Our international sales fluctuate from year to year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 3% and 16% of revenue during each of the last five years, and accounted for 6%, 10%, and 6% of revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
A large portion of our revenue has historically been generated by only a few customers, although not necessarily the same customers from year to year. Our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 30% of revenue in 2015 (18% for Customer A and 12% for Customer B), 51% of revenue in 2014 (32% for

Customer A and 19% for Customer C), and 60% of revenue in 2013 (36% for Customer D, and 24% for Customer E). Substantially all of the revenue represented by our largest customers (those which individually accounted for 10% or more of revenue in a given year) in the last three years relates to work performed on large deepwater projects.
At December 31, 2015, 76.1% of our backlog, consisted of work for five customers as follows:

(i)	tendon support buoys for a deepwater Gulf of Mexico project;

(ii)	two large multi-purpose service vessels;

(iii)	two large petroleum vessels;

(iv)	one jacket and piles related to an overseas project; and

(v)	offshore support and construction services related to a deepwater Gulf of Mexico project.

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
Seasonality
Our operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rain, cold temperatures, and a decrease in daylight hours. In addition, our oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of the milder weather during such months for the installation of their platforms. In recent years, seasonality has had less of an impact on productivity, mainly due to our ongoing investment in machinery and equipment and covered fabrication areas.
Competition
The offshore platform fabrication industry is highly competitive and influenced by events largely outside of the control of offshore platform fabrication companies. Platform fabrication companies compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which fabricator is awarded a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.
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
The Houma Navigation Canal provides the only means of access from our Houma facilities to open waters. With respect to our Texas facilities, the U.S. Intracoastal Waterway provides access between our North and South Texas yards. From our South yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our projects and could have a material adverse effect on our operations and financial position.
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
Employees
Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2015 and 2014, we had approximately 1,255 and 1,700 employees, respectively. Additionally, we will use contract labor when required to meet customer demand. The number of contract laborers we used decreased to 71 in 2015 as compared to 247 in 2014. In connection with our acquisition of LEEVAC, on January 1, 2016, we increased our employee count by 380 employees. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.
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

Our business depends significantly on the level of capital expenditures by oil and gas and marine companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile, primarily as a result of fluctuations in oil and gas prices. Projects for which we are engaged may be deferred or delayed by our customers based, in part, on the price of oil and gas. The levels of our customers’ capital expenditures are influenced by, among other things:

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

The decline in global oil and gas prices during 2014 and 2015 has adversely impacted the demand for our products and services, our financial condition and our results of operations. In particular, we have experienced an adverse impact on the level of activity for deepwater projects. While we are unable to predict future oil and gas prices or the level of oil and gas industry activity in the Gulf of Mexico region and internationally, we do not expect an increase in the level of activity in the oil and gas industry absent an increase in global oil and gas prices. Continued or further declines in global oil and gas prices and/or a low level of activity in the oil and gas industry by our customers generally will continue to adversely affect the demand for our products and services, our financial condition and results of operations.

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

Deepwater projects have historically represented a significant part of our backlog. As of December 31, 2015, we had a revenue backlog of $232.4 million and a labor backlog of approximately 1.9 million man-hours. With respect to backlog at December 31, 2015, $47.1 million, or approximately 20.3%, represents projects destined for deepwater locations. Since the scope of work and contract prices on most deepwater projects typically represent a substantial portion of overall backlog, a suspension, termination, or change in scope of any of these projects is likely to have a more significant adverse impact on revenue, net income and cash flow as compared to other projects. For example, in 2013, we recognized estimated contract losses of $29.6 million on a large deepwater project as a result of our inability to recover certain costs and the de-scoping of the project, whereby remaining completion and integration work was performed by a different integration contractor.

Our acquisition of LEEVAC may not fully integrate with our operations as quickly as we anticipated, and therefore, not yield the anticipated benefits of this acquisition.
On January 1, 2016, LEEVAC Shipyards, L.L.C. and its related affiliates sold substantially all of their assets, including leasehold interests in marine fabrication facilities in Jennings, Louisiana and Lake Charles, Louisiana, and substantially all of their machinery and equipment, to one of our subsidiaries. See further discussion of our acquisition of the LEEVAC assets in Item 1. - “Business and Properties - LEEVAC Acquisition.”
Our acquisition of the LEEVAC assets may expose us to the following risks, any of which, could adversely affect our financial condition, results of operation, cash flows and the trading price of our common stock:

•	We may not be able to secure additional projects or work for the new assets acquired due to downturns in our markets.

•	We may be unsuccessful in managing current projects acquired, which could result in future potential losses.

•	Cash flows and profits derived from the acquired assets may not be accretive to our consolidated operations.

•	We may be unable to efficiently integrate personnel and systems within our operations resulting in increased costs.

•
Acquired assets and leases could subject us to liabilities with limited or no recourse that could potentially include, but are not limited to, environmental contamination and claims by customers and/or vendors.

Competitive pricing common in the fabrication industry may not provide sufficient protection from cost overruns.

As is common in the offshore platform fabrication industry, a substantial number of our projects are performed on a fixed-price or unit-rate basis, although some projects are performed on an alliance/partnering or cost-plus basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change-orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built into the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns. Under typical alliance/partnering arrangements, the parties agree in advance to a target price that includes specified levels of labor, material costs and profit margins. If the project is completed at less cost than that targeted in the contract, the contract price is reduced by a portion of the savings. If the cost of completion is greater than target costs, the contract price is increased, but generally to the target price plus the actual incremental cost of materials and direct labor. Accordingly, under alliance/partnering arrangements, we have some protection against cost overruns but must share a portion of any cost savings with the customer. Under cost-plus arrangements, we receive a specified fee in excess of our direct labor and material cost and thus are protected against cost overruns, but do not benefit directly from cost savings.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally based due to, among other things:

•	changes in the availability and cost of labor and material;

•	variations in productivity from the original estimates;

•	our inability to recover compensation for additional work we perform or expenses we incur from our customers;

•	changes in estimates or bidding;

•	our payment of liquidated damages upon a failure to meet scheduled delivery requirements; and

•	termination or de-scoping of projects by our customers.

These variations and the risks inherent in our industry may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. In addition, substantially all of our customer contracts require us to continue work in accordance with the contractually agreed schedule (and thus, continue to incur expenses for labor and materials) notwithstanding the occurrence of a disagreement with customers over increased pricing and/or unresolved change orders.

For example, during the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. We are currently in negotiations with this customer concerning disputed change orders and no amounts with respect to these disputed change orders are included in contract revenues at December 31, 2015. Our intention is to resolve the disputed cost amounts and finalize the change orders with the customer as quickly as possible; however, we can give no assurance that these negotiations will conclude in the near term or that we will recover any of the contract losses from our customer. Additionally, in 2015, we accrued contract losses of approximately $9.4 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity. In 2014, we recognized contract losses of $6.6 million that were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. We recognized contract losses of $29.6 million as of December 31, 2013 on one of our large deepwater projects, mainly due to our inability to recover certain costs and the de-scoping of one of our major deepwater contracts.

We might be unable to employ a sufficient number of skilled workers.

Our ability to remain productive and profitable depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. In addition, our ability to expand our operations depends not only upon customer demand but also on our ability to integrate the former employees of LEEVAC into our operations and, when necessary, increase our labor force. The demand for workers is high and the supply is extremely limited, especially during periods of high activity in the oil and gas industry. While we believe our relationship with our skilled labor force is good, a significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. Additionally, reductions made, from time to time, in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of increased customer demand for our services. If any of these occurred in the near-term, the profits expected from work in progress could be reduced or eliminated and to the extent such wage increases could not be passed on to our customers, our production capacity could be diminished and growth potential could be impaired.

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

Our industry is highly competitive.

The offshore and marine fabrication industries are highly competitive and influenced by events largely outside of our control. Contracts for our services are generally awarded on a competitive bid basis, and our customers consider many factors when awarding a job. These factors include price, the contractor’s ability to meet the customer’s delivery schedule, the availability and capability of equipment, and the reputation, experience, and safety record of the contractor. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position. We compete with both large and small companies for available jobs, and certain of our competitors, particularly our domestic competitor for major deepwater projects, have greater financial and other resources than we do.

Foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the Gulf of Mexico may hinder our ability to successfully bid for projects in the Gulf of Mexico against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with foreign contractors for large deepwater projects. For additional information, see Item 1. “Business and Properties - Competition” for more information regarding the competitive nature of our industry.

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

For example, during the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. In addition, we recognized increased contract losses of $9.4 million due to increases in our projected unit labor rates for our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity. We recognized contract losses of $6.6 million for the year ended December 31, 2014 that were primarily related to two tank barges projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. For the year ended December 31, 2013, we recognized contract losses of $29.6 million on one of our large deepwater projects, mainly due to our inability to recover certain costs and the de-scoping of one of our major deepwater contracts.

We are susceptible to adverse weather conditions in our market areas.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico, as well as daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines in the winter months due to an increase in rain, colder temperatures, and a decrease in daylight hours. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations. Our oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of milder weather for the installation of their platforms. The rainy weather, tropical storms, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our executives and other key employees. The loss of the services of one or more of these individuals could adversely affect us.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas and marine companies. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, our largest customers (those which individually accounted for 10% or more of revenue in a given year) accounted for 30% of revenue in 2015 (18% for Customer A and 12% for Customer B), 51% of revenue in 2014 (32% for Customer A and 19% for Customer C), and 60% of revenue in 2013 (36% for Customer D and 24% for Customer E). The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, as well as a wide variety of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many of these laws impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties - Government and Environmental Regulation.”

The demand for our services is also affected by changing taxes, price controls and other laws and regulations relating to the oil and gas and, marine industries generally. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities

The Houma Navigation Canal provides the only means of access from our Louisiana facilities to open waters. With respect to our Texas facilities, the U.S. Intracoastal Waterway provides access between our North and South Texas yards. From our South Texas yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. Our leased Jennings, Louisiana facility is located on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal Waterway where the Lake Charles, Louisiana facility is 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, LA. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products and could have a material adverse effect on our operations and financial position.

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

Our business is subject to a potential security breach or other system failures.

We rely on information technology networks and systems to process, transmit and store electronic information, to manage or support a variety of our business operations, transactions and processes and to maintain various records. While we make significant efforts to maintain security and integrity of these types of information and systems, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data or other forms of cyber-attacks or similar events, whether caused by mechanical failure, human error, fraud, malice, sabotage or otherwise. Any such failure of our information technology networks and systems could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially and adversely affect us.

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
Item 4. Mine Safety Disclosures
None.
Item 4A. Executive Officers of the Registrant
Listed below are the names, ages and offices held by each of our executive officers as of March 9, 2016. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	53	President, Chief Executive Officer and Director
Jeffrey M. Favret	54	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Todd F. Ladd	49	Executive Vice President and Chief Operating Officer
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 9, 2016, we had approximately 2,685 holders of record of our common stock.
The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC, and the amount of cash dividends declared per share of our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2015
First Quarter	$20.05	$12.85	$0.10
Second Quarter	16.11	10.03	0.10
Third Quarter	13.26	9.05	0.10
Fourth Quarter	13.00	8.95	0.10
Fiscal Year 2014
First Quarter	$23.89	$18.06	$0.10
Second Quarter	24.01	18.10	0.10
Third Quarter	21.99	17.11	0.10
Fourth Quarter	23.57	16.43	0.10
In each quarter of 2015, our Board of Directors declared a dividend of $0.10 per share on the shares of our common stock outstanding, totaling $5.9 million. On February 25, 2016, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 24, 2016 to shareholders of record on March 10, 2016. Future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2015.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2015	—		—	—	—
November 1 to 30, 2015	1,542		$9.90	—	—
December 1 to 31, 2015	5,383		$9.47	—	—
Total	6,925	(a)	$9.57	—	—

(a)	Represents shares repurchased under our applicable stock incentive plan to satisfy tax obligations for stock options and restricted stock awards.
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock.  Due to the severity of the industry downturn, management has recommended and our board of directors has approved a temporary suspension of our stock repurchase program in an effort to conserve cash.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock from December 31, 2010 to December 31, 2015, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2011 at closing prices on December 31, 2010 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.
Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 11	Dec 12	Dec 13	Dec 14	Dec 15
Gulf Island Fabrication, Inc.		4.51	(16.45)	(1.66)	(14.85)	(44.22)
S&P 500 Index		2.11	16.00	32.39	13.69	1.38
S&P 500 Oil & Gas Equipment & Services		(11.68)	—	30.65	(7.80)	(18.75)
	Base Period Dec 10	INDEXED RETURNS Years Ending
Company / Index		Dec 11	Dec 12	Dec 13	Dec 14	Dec 15
Gulf Island Fabrication, Inc.	100	104.51	87.32	85.87	73.12	40.79
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Oil & Gas Equipment & Services	100	88.32	88.32	115.39	106.39	86.44

Item 6. Selected Financial Data
The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2015 is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income Statement Data:
Revenue	$306,120	$506,639	$608,326	$521,340	$307,832
Cost of revenue:
Contract costs	321,276	462,083	584,665	502,999	295,614
Provision for losses on contract receivables	—	—	—	14,501	—
Asset impairments	—	—	—	—	7,690
Total cost of revenue	321,276	462,083	584,665	517,500	303,304
Gross profit	(15,156)	44,556	23,661	3,840	4,528
General and administrative expenses	16,256	17,409	11,555	9,806	8,187
Asset impairment	7,202	3,200	—	—	—
Operating income (loss)	(38,614)	23,947	12,106	(5,966)	(3,659)
Net interest income (expense)	(139)	(24)	(234)	433	902
Other, income (expense)	20	(99)	(337)	128	309
Income (loss) before income taxes	(38,733)	23,824	11,535	(5,405)	(2,448)
Income taxes	(13,369)	8,504	4,303	(1,314)	(644)
Net income (loss)	$(25,364)	$15,320	$7,232	$(4,091)	$(1,804)
Income Summary Data:
Basic earnings (loss) per share—common shareholders	$(1.75)	$1.05	$0.50	$(0.29)	$(0.13)
Diluted earnings (loss) per share—common shareholders	$(1.75)	$1.05	$0.50	$(0.29)	$(0.13)
Basic weighted-average common shares	14,546	14,505	14,463	14,400	14,351
Diluted weighted-average common shares	14,546	14,505	14,469	14,400	14,351
Cash dividend declared per common share	$0.40	$0.40	$0.40	$0.40	$0.24

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Working capital	$77,968	$97,084	$89,721	$81,330	$101,926
Property, plant and equipment, net	200,384	224,777	223,555	229,216	216,722
Total assets	316,923	395,297	426,234	403,495	395,935
Debt	—	—	—	—	—
Cash Flow Data:
Net cash provided by operating activities	10,615	32,110	38,003	11,037	11,932
Net cash used in investing activities	(6,007)	(26,729)	(20,802)	(35,890)	(41,545)
Net cash used in financing activities	(5,865)	(5,865)	(5,520)	(5,546)	(3,172)
Operating Data:
Direct labor hours worked for the year ended December 31 ¹	2,655	3,646	4,060	4,768	2,715
Backlog as of December 31 ²
Direct labor hours	1,914	1,654	3,256	4,372	4,609
Dollars	$232,411	$184,667	$358,732	$536,950	$614,481

(1)	Direct labor hours are hours worked by employees directly involved in the production of our products.

(2)
Our backlog is based on management’s estimate of the number of direct labor hours required to complete, and the remaining revenues to be recognized, with respect to those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. The backlog as of each year end also includes commitments received subsequent to December 31 of each year as described in Item 1. of this report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Summary
Our Business
We are a leading fabricator of offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, Spars, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules. In addition. we also perform onshore and offshore construction services as well the repair, fabrication and construction of marine vessels. We use modern welding and fabrication technology, and all of our projects are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs.
Operational achievements during the year include:

•
We fabricated a 1,200 foot jacket, piles, and an approximate 4,500 short ton topside for a deepwater Gulf of Mexico project, which commenced in the second quarter of 2013 and was successfully completed and delivered on time to our customer during the fourth quarter of 2015.

•
We completed five jackets and piles for a shallow water wind turbine project located off the coast of Rhode Island, that commenced in the fourth quarter of 2014 and were completed and delivered on time to our customer during the second and third quarters of 2015.

•
We completed one of three tow boats for an inland towing customer that commenced in the third quarter of 2014. The first tow boat was completed during the fourth quarter of 2015. The second tow boat is expected to be completed during the first quarter of 2016, and the third tow boat is expected to be completed during the third quarter of 2016.

Known Trends and Uncertainties

Our results of operations are affected primarily by (i) the level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, overseas locations, (ii) our ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) our ability to effectively manage contracts to successful completion. The level of exploration and development activity throughout the energy industry is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, changes in technology and changes in the regulatory environment.

The slowdown in our industry as a result of crude oil price volatility has created significant uncertainty in global equity prices and overall market fundamentals within the energy industry in general. This uncertainty is the result of several factors including a global supply/demand imbalance for oil and an oversupply of natural gas in the United States; robust non-OPEC supply growth led by expanding unconventional production in the United States; weakening growth in emerging markets; and the decision by OPEC to maintain its current production ceiling. The downturn in oil and gas prices presents challenges in the near term, particularly as it relates to shallow water activity. The further reductions in capital spending by our customers in the global oil and gas industry, relative to the already reduced spending levels in the prior year for exploration and production, introduces additional uncertainty to short- and long-term demand in offshore oil and gas project activity. The result of these actions have had an adverse effect on our overall backlog levels and has created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increase is unknown.

We continue to respond to expected near-term decreases in capital spending by our customers by reducing our own discretionary and capital spending. We have adjusted the level of our workforce, based on expected near-term work in our facilities. As we work through existing backlog, depending on the duration of the downturn, we may need to make additional reductions in labor commensurate with the level of fabrication activity. We have recently undertaken additional efforts to reduce our overall cost structure and will continue to pursue opportunities to eliminate unnecessary spending. We continually evaluate opportunities to dispose of assets that are not expected to provide sufficient long-term value. In addition, our recent acquisition of LEEVAC, as further discussed below, has provided assets and operations that are complementary to our existing marine fabrication business, at an attractive value. The transaction provides us with more diversified product offerings and adds approximately $112.0 million in additional backlog.

From a marketing perspective, we are increasing our focus on obtaining marine fabrication and repair work, certain petrochemical plant work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil prices.

We believe that our strong balance sheet, levels of cash, and access to capital provides us with the strength to persevere throughout this cycle.

LEEVAC Acquisition
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates ("LEEVAC"). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received at closing a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $112.0 million of incremental contract backlog primarily for four new build construction projects to be delivered in 2016 and 2017. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities.

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
A comparison of our backlog as of December 31, 2015, September 30, 2015 and as of December 31, 2014 is as follows (amounts in thousands, except for percentages):

	As of December 31, 2015		(1)	As of September, 2015		As of December 31, 2014
	$'s	Labor hours		$'s	Labor hours	$'s	Labor hours
Backlog	$232,411	1,914		$135,149	1,287	$184,667	1,654

	Number	Percentage		Number	Percentage	Number	Percentage
Major customers	five	76.1%	(2)	five	66.5%	three	64.2%

	$'s	Percentage		$'s	Percentage	$'s	Percentage
Deepwater locations	$47,077	20.3%		$63,854	47.2%	$70,088	38.0%
Foreign locations	$26,184	11.3%		$33,287	24.6%	$5,324	2.9%

Backlog that is expected to be recognized in revenue during:
	$'s	Percentage
2016	$207,852	89.4%	(3)
2017	$24,559	10.6%	(3)
	$232,411

1) Backlog as of December 31, 2015 includes commitments received through February 19, 2016. We exclude suspended projects from contract backlog that are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Our backlog also includes approximately $112.0 million of new build construction that was acquired in the LEEVAC acquisition on January 1, 2016. Our amount of backlog that was acquired in the LEEVAC acquisition does not include any adjustments that could arise from purchase price accounting which has not been finalized. Because purchase price accounting could result in different market values of the backlog acquired, the value assigned to the LEEVAC backlog acquired in the LEEVAC acquisition could potentially impact future margin, however, it is not expected to impact future cash flow.
2) Projects for our five largest customers consist of the following:
(i) tendon support buoys for a deepwater Gulf of Mexico project for one customer, which commenced in the fourth quarter of 2015 and will be completed during the fourth quarter of 2016;
(ii) two large multi-purpose service vessels for one customer, which commenced in the first quarter of 2014 and will be completed during the first quarter of 2017;
(iii) two large petroleum supply vessels for one customer, which commenced in the second quarter of 2013 and will be completed during the first quarter of 2017;
(iv) one jacket and piles for a foreign customer, which commenced in the third quarter of 2015 and will be completed during the fourth quarter of 2016; and
(v) offshore support and construction services related to a deepwater Gulf of Mexico project which commenced in the fourth quarter of 2015 and will be completed in the fourth quarter of 2016.
3) The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.
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
Workforce
Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2015 we made reductions in our workforce at our Houma, LA and Ingleside, TX facilities in response to decreases in the amount of fabrication work. As of December 31, 2015 and 2014, we had approximately1,255 and 1,700 employees, respectively. On January 1, 2016, we hired 380 employees with the LEEVAC acquisition representing substantially all of the former LEEVAC employees.
We use contract labor when required to meet customer demand. The number of contract laborers we used decreased to 71 in 2015 as compared to 247 in 2014. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good. In an effort to maintain our current workforce and attract new employees in period of high activity, we have enhanced several incentive programs and expanded our training facility.
Labor hours worked were 2.7 million, 3.6 million and 4.1 million for the years ending December 31, 2015, 2014 and 2013 respectively. The decrease in labor hours worked in 2015 relative to 2014 was primarily attributable to overall decreased levels of activity as a result of a decline in our oil and gas fabrication activity due to the steep decline in oil and gas prices as well as the completion of a jacket, piles, and topsides for a deepwater Gulf of Mexico project, and the completion of five jackets and piles for a shallow water wind turbine project located off the coast of Rhode Island, that commenced in the fourth quarter of 2014.
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
Revenue Recognition
The majority of our revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage of completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, we would recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.
Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. For the years ended December 31, 2015, 2014 and 2013, there was no significant revenue related to unapproved change orders or claims.
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
Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $33.9 million, $6.6 million, and $30.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. Contract losses for the year ended December 31, 2015 were primarily related to $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. In addition we accrued contract losses of approximately $9.4 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.
Contract losses for the year ended December 31, 2014 of $6.6 million were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. Contract losses in 2013 of $30.8 million were primarily due to our inability to recover certain costs and the de-scoping of one of our major deepwater project, whereby remaining completion and integration work was performed at the integration site by a different integration contractor.
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
During 2015 allowances for bad debts were approximately $44,000. During the fourth quarter of 2014, the Company included an allowance for bad debt in the amount of $3.6 million in connection with negotiations of an outstanding contract receivable balance with a deepwater offshore customer related to a deepwater hull project that was completed during the first quarter of 2014.
Fair Value Measurements: Impairments of Long-Lived Assets and Assets Held for Sale
The determination of fair value can require the use of significant judgment and can vary based on the facts and circumstances.
We evaluate impairment losses on long-lived assets or asset groups used in operations when events and circumstances indicate that the assets or asset groups might not be recoverable. If events and circumstance indicate that the assets or asset groups might not be recoverable, the expected future undiscounted cash flows from the assets or asset groups are estimated and compared with the carrying amount of the assets or asset groups. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets or asset groups, an impairment loss is recorded.

An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Due to the slow down in our industry as a result of the downturn in oil prices, we identified indicators of impairment at our Texas facility. Management performed an undiscounted cash flow analysis for the Texas facility which did not result in impairment.
We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at December 31, 2015 consist of equipment that was subsequently sold during the first quarter of 2016. We estimated the fair value as the actual cash proceeds received less costs incurred to sell. We recorded an impairment of $0.6 million related to this equipment during the fourth quarter of 2015.
Assets held for sale at December 31, 2014 consist of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. We previously determined a fair value $10.3 million for these assets with the assistance of third party valuation specialists, relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors.

To date, we have not sold, licensed, or leased any of this equipment. While we have not discontinued our programs to identify buyers for our assets held for sale, our ability to effectively market these assets held for sale has been significantly limited due to the sustained downturn in the energy sector. In addition, during the third quarter, we learned that a potential buyer is no longer expressing interest in the assets. As a result, we reassessed our estimate of fair value and recorded an impairment of $6.6 million, and reclassified the asset’s net realizable value of $3.7 million to inventory based on the estimated scrap value of these materials during the third quarter of 2015. We intend to use this inventory on future construction projects at our various fabrication facilities. Inventory consists of materials and production supplies and is stated at the lower of cost or market.

Results of Operations
Loss provision - During the year ended December 31, 2015, we incurred contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. We are currently in negotiations with this customer concerning change orders with respect to the adjusted amounts due under this contract which are not included in contract revenues at December 31, 2015. Our intention is to resolve the disputed cost amounts and finalize the change orders with our customer as quickly as possible; however, we can give no assurance that these negotiations will conclude or that the change orders will be finalized in the near term.
In addition, we accrued contract losses of approximately $9.4 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.

Comparison of the years ended December 31, 2015 and 2014 (in thousands, except for percentages):

	Twelve Months Ended December 31,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$306,120	$506,639	$(200,519)	(39.6)%
Cost of revenue	321,276	462,083	$(140,807)	(30.5)%
Gross (loss) profit	(15,156)	44,556	(59,712)	(134.0)%
Gross profit percentage	(5.0)%	8.8%
General and administrative expenses	16,256	17,409	(1,153)	(6.6)%
Asset impairment	7,202	3,200	4,002	125.1%
Operating (loss) income	(38,614)	23,947	(62,561)	(261.2)%
Other income (expense):
Interest expense	(165)	(37)	(128)
Interest income	26	13	13
Other income (expense)	20	(99)	119
	(119)	(123)	4	3.3%
(Loss) income before income taxes	(38,733)	23,824	(62,557)	(262.6)%
Income taxes	(13,369)	8,504	(21,873)	(257.2)%
Net (loss) income	$(25,364)	$15,320	$(40,684)	(265.6)%
Revenues - Our revenues for years ended December 31, 2015 and 2014 were $306.1 million and $506.6 million, respectively, representing a decrease of 39.6%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico. In addition, we also:

•	incurred contract losses of $24.5 million during 2015 related to a deck and jacket for one of our large deepwater projects as further described above;

•	accrued contract losses of $9.4 million during 2015 due to projected increases in our unit labor rates as referred to above;

•
recognized higher revenue primarily as a result of work performed for a large deepwater project during 2014 and, to a lesser extent, experienced a decrease of pass through costs due to lesser amounts of subcontractor services and direct materials in 2015 as compared to 2014.

Pass-through costs, as described in Note 2 in the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period. Pass-through costs as a percentage of revenue were 44.4% and 48.2% for the years ended December 31, 2015 and 2014, respectively.

Gross (loss) profit - Our gross (loss) profit for the years ended December 31, 2015 and 2014 was $(15.2) million ((5.0)% of revenue) and $44.6 million (8.8% of revenue), respectively. The decrease in gross profit was primarily due to:

•	contract losses of $24.5 million recorded during the third and fourth quarters of 2015, as referred to above;

•	$9.4 million of contract losses due to projected increases in our unit labor rates as referred to above;

•	lower project activity during the period as compared to the same period in 2014; and

•	less offshore commissioning and hook-up activity performed on a time and material basis during 2015 as compared to 2014.

General and administrative expenses - Our general and administrative expenses were $16.3 million for the year ended December 31, 2015, compared to $17.4 million for the year ended December 31, 2014. The decrease in general and administrative expenses was primarily attributable to bad debt expense of $3.6 million recorded during the fourth quarter of 2014 related to a contract receivable balance with a customer for a deepwater hull project as well as reductions in discretionary spending in response to reductions in our oil and gas fabrication activity. These decreases were partially offset by $721,000 in acquisition and due diligence expenditures related to the LEEVAC acquisition and an increase in stock-based compensation expense of $1.6 million during 2015 as compared to 2014.

Asset impairment - We recorded an asset impairment charges of $7.2 million during the year ended December 31, 2015 related to our assets held for sale as further discussed above and in Note 5 of the Notes to Consolidated Financial Statements as compared to asset impairment charges of $3.2 million for the year ended December 31, 2014.

Interest expense - The Company had net interest expense of $139,000 for the year ended December 31, 2015 compared to net interest expense of $24,000 for 2014. The increase in net interest expense was primarily driven by interest expense associated with increases to letters of credit during 2015.

Other income (expense) - Other income for the year ended December 31, 2015 was $20,000 of other income compared to other expense $99,000 for 2014. Other income for the year ended December 31, 2015 primarily represents gains on sales of property, plant, and equipment as compared to other expense in 2014, which primarily related to losses on sales of property, plant, and equipment during 2014.

Income taxes - Our effective income tax rate for 2015 was 34.5% compared to an effective tax rate of 35.7% for 2014. The decrease in the effective tax rate is primarily due to the impact of state income taxes for our operations in Louisiana.

Comparison of the years ended December 31, 2014 and 2013 (in thousands, except for percentages):

	2014	2013	Amount	Percent
Revenue	$506,639	$608,326	$(101,687)	(16.7)%
Cost of revenue	462,083	584,665	(122,582)	(21.0)%
Gross profit	44,556	23,661	20,895	88.3%
Gross profit percentage	8.8%	3.9%
General and administrative expenses	17,409	11,555	5,854	50.7%
Asset impairment	3,200	—	3,200	100.0%
Operating (loss) income	23,947	12,106	11,841	97.8%
Other income (expense):
Interest expense	(37)	(237)	200
Interest income	13	3	10
Other income (expense)	(99)	(337)	238
	(123)	(571)	448	78.5%
(Loss) income before income taxes	23,824	11,535	12,289	106.5%
Income taxes	8,504	4,303	4,201	97.6%
Net (loss) income	$15,320	$7,232	$8,088	111.8%
Revenues - For the twelve-month period ended December 31, 2014, our revenue was $506.6 million compared to $608.3 million for the twelve-month period ended December 31, 2013, a decrease of 16.7%. The following factors contributed to the decrease in revenues for the year ended December 31, 2014 compared to the year ended December 31, 2013:

•	pass-through costs, as a percentage of revenue, for the twelve-month period ended December 31, 2014 were 48.2% compared to 58.5% for the twelve-month period ended December 31, 2013; and

•	overall decreased levels of activity as a result of the completion of topsides for two large deepwater customers in 2013, and a Spar Hull for a large deepwater customer in the first quarter of 2014.

•
a decrease in pass-through costs for the twelve months ended December 31, 2014 primarily relates to higher levels of sub-contracted service costs on our major deepwater projects in 2013. Pass-through costs, as described in Note 2 in the Notes to Consolidated Financial Statements, are included in revenue, but have no impact on the gross profit recognized for that particular period.

•	The decrease in revenue was offset by lower estimated contract losses of $6.6 million for December 31, 2014 compared to $30.8 million for December 31, 2013.

Gross Profit - For the twelve-month periods ended December 31, 2014 and 2013, gross profit was $44.6 million (8.8% of revenue) and $23.7 million (3.9% of revenue), respectively. Factors contributing to the overall increase in gross profit for the twelve-month period ended December 31, 2014 compared to the twelve-month period ended December 31, 2013 include:

•	lower contract losses of $6.6 million during the twelve month period ended December 31, 2014 compared to $30.8 million during the twelve-month period ended December 31, 2013;

•	a return to traditional jacket and smaller topside shallow water projects during 2014 as compared to 2013; and

•	a higher level of offshore commissioning and hook-up activity performed on a time and material basis.

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

General and administrative expenses - Our general and administrative expenses were $17.4 million for the twelve-month period ended December 31, 2014 compared to $11.6 million for the twelve-month period ended December 31, 2013. Factors that contributed to the increase in general and administrative expenses for the twelve months ended December 31, 2014 include:

•
a net increase of $2.7 million in bad debt expense; Bad debt expense for 2014 included a $3.6 million increase in the fourth quarter related to negotiations of an outstanding contract receivable balance with a customer for a deepwater hull project completed during the first quarter of 2014. At December 31, 2013, the Company included an allowance for bad debt in the amount of $0.9 million in connection with a vessel upgrade and outfitting project.

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

Asset impairment - As further discussed in “Assets held for sale,” under Critical Accounting Policies above, as of December 31, 2014, management determined that its previous estimate of $13.5 million for the fair value of assets held for sale had declined to $10.3 million. As a result, we included in general and administrative expenses in our income statement for the year ended December 31, 2014 an impairment charge of $3.2 million.

Interest expenses - We had net interest expense of $24,000 for the twelve-month period ended December 31, 2014 compared to net interest expense of $234,000 for the twelve-month period ended December 31, 2013. Net interest expense for the period ended December 31, 2014 was lower as a result of decreased borrowings on the line of credit.

Other expenses - We had other expenses of $99,000 for the twelve-month period ended December 31, 2014, compared to other expenses of $337,000 for the twelve-month period ended December 31, 2013. Other expenses for both periods primarily represent losses on sales of miscellaneous equipment.

Income taxes - Our effective income tax rate was 35.7% for the twelve-month period ended December 31, 2014, compared to 37.3% for the twelve-month period ended December 31, 2013. The decrease in the effective rate for the period ended December 31, 2014 is a result of (a) lower effective state income tax rate; and (b) the fact that we were able to fully utilized net operating losses in 2014, allowing the Company to take the Qualified Production Activities Income Deduction (Section 199) for taxable earnings in excess of net operating losses for the year ended December 31, 2014.

Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At December 31, 2015 cash and cash equivalents totaled $34.8 million, compared to $36.1 million at December 31, 2014 with no borrowings outstanding under our credit facility. Working capital was $78.0 million and our ratio of current assets to current liabilities was 3.1 to 1 at December 31, 2015. Our primary source of cash for the year ended December 31, 2015, was the collection of accounts receivable along with a reduction in costs associated with lower activity levels. At December 31, 2015, our contracts receivable balance was $47.0 million. We have subsequently collected $28.4 million through February 19, 2016.

During 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. We are currently in negotiations with this customer concerning disputed change orders and no amounts with respect to these disputed change orders are included in contract revenues at December 31, 2015.  Our intention is to resolve the disputed cost amounts and finalize the change orders with our customer as quickly as possible; however, we can give no assurance that these negotiations will conclude in the near term or at all or that we will recover any of these contract losses from our customer. In addition, we accrued contract losses of approximately $9.4 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates ("LEEVAC"). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received at closing a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $112.0 million of incremental contract backlog primarily for four new build construction projects to be delivered in 2016 and 2017. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities.

We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement. The amendment restates our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth not less than $250.0 million plus
(a) 50% of net income earned in each quarter beginning March 31, 2016 and
(b) 100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio of not less than 2.0 to 1.0.

The amendment also (i) extends the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increases the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increases the letter of credit fee, subject to certain limited exceptions, to 2.0% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limits the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million.

At December 31, 2015 we had no outstanding borrowings under the credit agreement, and we had outstanding letters of credit totaling $20.5 million. After consideration of outstanding letters of credit, the availability of the unused portion of the revolving credit agreement (as amended) for additional letters of credit and for general corporate purposes was $59.5 million and $20.0 million, respectively. Amounts borrowed under our the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent.

Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. We experienced a significant decline in our fabrication work from our oil and gas customers during 2015 resulting from a steep decline in oil and gas prices.

We anticipate capital expenditures for 2016 to be approximately $4.0 million primarily for the following:

•	computer system upgrades,

•	improvement of bulkhead at our Houma facility, and

•	improvements to our newly acquired facilities

On February 25, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable March 24, 2016 to shareholders of record on March 10, 2016. A decrease in our historical quarterly dividend from $0.10 per share to $0.01 was recommended by management and approved by our board of directors in an effort to conserve cash due to the severity of the industry downturn.

On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock.  Due to the severity of the industry downturn, management has recommended and our board of directors has approved a temporary suspension of our stock repurchase program in an effort to conserve cash.

We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for the next twelve months to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.

Cash Flows for the Years Ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Operating activities	$10,615	$32,110	$38,003
Investing activities	$(6,007)	$(26,729)	$(20,802)
Financing activities	$(5,865)	$(5,865)	$(5,520)

Operating activities:

•	The decrease in cash flows provided by operating activities for 2015 as compared to 2014 is primarily due to net losses incurred during 2015 as compared to net income during 2014.

•
The decrease in cash flows provided by operating activities for 2014 as compared to 2013 is primarily due to the increase in project costs in 2014, primarily in connection with the start-up of our large traditional jacket deepwater project, partially offset by stronger operating performance in 2014, specifically related to increased gross profit and lower contract losses.

Investing activities:

•
The decrease in cash flows used in investing activities for 2015 as compared to 2014 is primarily due to reduced capital expenditures as a result of management’s concerted effort to reduce our discretionary and capital spending to match the decrease in oil and gas fabrication work as a result of decreases in oil and gas prices.

•
The increase in cash flows used in investing activities for 2014 as compared to 2013 is primarily due to increased capital expenditures for equipment and improvements to our production facilities, including $15.4 million for two cranes at our Texas facility.

Financing activities:

•	Cash flows used in financing activities for each of the years ended December 31, 2015, 2014 and 2013 primarily related to the payment of dividends.

Contractual Obligations and Commitments
The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2015, (in thousands).

	Total	Payments Due by Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment – material and services ¹	3,862	3,862	—	—	—
Operating leases ²	911	217	446	248	—
	$4,773	$4,079	$446	$248	$—

(1)	“Purchase commitment – material and services” is a commitment related to purchase order agreements.

(2)	Operating leases are commitments for office space.
Off-Balance Sheet Arrangements
We are not a party to any contract or other obligation not included on our balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Other Matters

During the first quarter of 2016, our Chief Financial Officer received a notice from the SEC indicating that it had made a preliminary determination to recommend that the SEC Division of Enforcement file a civil enforcement action against him relating to his alleged responsibility for two accounting issues that occurred during his tenure as controller of FMC Technologies, Inc.’s Energy Infrastructure business segment from May 2012 to May 2013, a position he held immediately prior to joining the Company. Our Chief Financial Officer has advised the Company that he (i) has fully responded to all of the SEC’s requests for information, (ii) has cooperated and engaged in discussions with the SEC, (iii) has discussed these matters with our Audit Committee, and (iv) intends to vigorously defend any claims that may be brought.

As disclosed in its Form 10-K for the year ended December 31, 2015, FMC Technologies, Inc. also received a notice indicating that the SEC had made a preliminary determination to recommend that the SEC Division of Enforcement file a civil enforcement action against FMC for alleged violations of the reporting, books-and-records and internal control provisions of U.S. securities laws.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility that allows us to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Amounts borrowed under our the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent. We pay fees on a quarterly basis of one-half of one percent per annum on the weighted-average unused portion of our revolving line of credit and 2.0% per annum, subject to certain limited exceptions, on undrawn stated amounts under letters of credit issued by the lenders.
Item 8. Financial Statements and Supplementary Data
In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-17 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 38.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 9, 2016, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.
We have audited Gulf Island Fabrication, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31,2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31,2015, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 9, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 9, 2016

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer (the principal accounting officer), the Controller – Financial Reporting and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer (the principal accounting officer), the Corporate Controller and persons performing similar functions. These codes are available to the public on our web site at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our web site.
The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		N/A	1,345,887
Equity compensation plans not approved by security holders	—			—
Total	—	(1)		1,345,887	(2)

(1)	There were no outstanding options as of December 31, 2015.

(2)
As of December 31, 2015, there were 1,000,000 shares remaining available for issuance under the 2015 Stock Incentive Plan, 240,011 shares remaining available under the 2011 Long-Term Incentive Plan, and 105,876 shares remaining available under the Long-Term Incentive Plan all of which could be issued under the terms of the plans upon the exercise of stock options or stock appreciation rights, or in the form of restricted stock or other stock awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

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
We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New Orleans, Louisiana
March 9, 2016

GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,828	$36,085
Contract retainage	52	—
Contracts receivable, net	47,008	80,448
Costs and estimated earnings in excess of billings on uncompleted contracts	12,822	26,989
Prepaid expenses and other	3,418	4,510
Inventory	12,936	10,140
Income tax receivable	—	1,350
Assets held for sale	4,805	10,327
Total current assets	115,869	169,849
Property, plant and equipment, net	200,384	224,777
Other assets	670	671
Total assets	$316,923	$395,297
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,604	$40,272
Billings in excess of costs and estimated earnings on uncompleted contracts	7,081	18,766
Accrued contract losses	9,495	817
Accrued employee costs	6,831	7,723
Accrued expenses and other liabilities	777	5,187
Income taxes payable	113	—
Total current liabilities	37,901	72,765
Net deferred tax liabilities	21,825	36,734
Total liabilities	59,726	109,499
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized, 14,580,216 issued and outstanding at December 31, 2015 and 14,539,104 at December 31, 2014, respectively	10,352	10,090
Additional paid-in capital	96,194	93,828
Retained earnings	150,651	181,880
Total shareholders’ equity	257,197	285,798
Total liabilities and shareholders’ equity	$316,923	$395,297
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$306,120	$506,639	$608,326
Cost of revenue:
Contract costs	321,276	462,083	584,665
Gross (loss) profit	(15,156)	44,556	23,661
General and administrative expenses	16,256	17,409	11,555
Asset impairment	7,202	3,200	—
Operating (loss) income	(38,614)	23,947	12,106
Other income (expense):
Interest expense	(165)	(37)	(237)
Interest income	26	13	3
Other income (expense), net	20	(99)	(337)
	(119)	(123)	(571)
(Loss) income before income taxes	(38,733)	23,824	11,535
Income tax (benefit) expense	(13,369)	8,504	4,303
Net (loss) income	$(25,364)	$15,320	$7,232
Per share data:
Basic earnings (loss) per share—common shareholders	$(1.75)	$1.05	$0.50
Diluted earnings (loss) per share—common shareholders	$(1.75)	$1.05	$0.50
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2013	14,452,660	$9,956	$92,512	$171,032	$273,500
Exercise of stock options	2,900	20	183	—	203
Income tax benefit from stock compensation	—	—	116	—	116
Net income	—	—	—	7,232	7,232
Vesting of restricted stock	38,188	(32)	(290)	—	(322)
Compensation expense restricted stock	—	68	604	—	672
Dividends on common stock	—	—	—	(5,839)	(5,839)
Balance at December 31, 2013	14,493,748	$10,012	$93,125	$172,425	$275,562
Net income	—	—	—	15,320	15,320
Vesting of restricted stock	45,356	(35)	(323)	—	(358)
Compensation expense restricted stock	—	113	1,026	—	1,139
Dividends on common stock	—	—	—	(5,865)	(5,865)
Balance at December 31, 2014	14,539,104	$10,090	$93,828	$181,880	$285,798
Net loss	—	—	—	(25,364)	(25,364)
Vesting of restricted stock	41,112	(9)	(70)	—	(79)
Compensation expense restricted stock	—	271	2,436	—	2,707
Dividends on common stock	—	—	—	(5,865)	(5,865)
Balance at December 31, 2015	14,580,216	$10,352	$96,194	$150,651	$257,197
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Operating activities:
Net (loss) income	$(25,364)	$15,320	7,232
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	26,204	26,436	25,087
Asset impairment	7,202	3,200	—
Allowance for doubtful accounts	448	3,168	887
(Loss) gain on the sale of assets	(10)	86	353
Deferred income taxes	(14,061)	8,264	3,788
Stock-based compensation expense	2,707	1,139	672
Excess tax benefits from share-based payment arrangements	—	—	(116)
Changes in operating assets and liabilities:
Contracts receivable, net	31,792	14,963	(55,353)
Contract retainage	(52)	111	1,187
Costs and estimated earnings in excess of billings on uncompleted contracts	14,167	(2,262)	1,590
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,685)	(16,240)	9,418
Accounts payable	(26,668)	(25,782)	16,569
Prepaid subcontractor costs	—	—	33,145
Prepaid expenses and other assets	1,092	352	(385)
Inventory	931	1,189	(6,325)
Accrued contract losses	8,678	817	(3,790)
Accrued employee costs	(971)	(154)	1,854
Accrued expenses	(4,410)	1,488	(1,462)
Current income taxes	615	15	3,652
Net cash provided by operating activities	$10,615	$32,110	$38,003
Cash flows from investing activities:
Capital expenditures, net	(6,018)	(27,658)	(21,353)
Proceeds on the sale of equipment	11	929	551
Net cash used in investing activities	(6,007)	(26,729)	(20,802)
Cash flows from financing activities:
Borrowings against notes payable	—	22,000	45,000
Payments on notes payable	—	(22,000)	(45,000)
Proceeds from exercise of stock options	—	—	203
Excess tax benefit from share-based payment arrangements	—	—	116
Payments of dividends on common stock	(5,865)	(5,865)	(5,839)
Net cash used in financing activities	(5,865)	(5,865)	(5,520)
Net (decrease) increase in cash and cash equivalents	(1,257)	(484)	11,681
Cash and cash equivalents at beginning of period	36,085	36,569	24,888
Cash and cash equivalents at end of period	$34,828	$36,085	$36,569
Supplemental cash flow information:
Interest paid	$165	$169	$843
Income taxes (received) paid, net of payments (refunds)	$(152)	$225	$3,138
Schedule of noncash financing activities
Reclassification of property, plant and equipment to assets held for sale	$4,805	$—	$14,527
Reclassification of assets held for sale to inventory	$3,727	$—	$—
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Gulf Island Fabrication, Inc. ("Gulf Island"), and together with its subsidiaries, (the “Company”, “we” or “our”), is a leading fabricator of steel platforms and other specialized structures for customers in the offshore oil and gas industry. In addition, we also perform onshore and offshore construction and fabrication services for customers in the marine industry. Our principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. We currently provide our customers with what we believe to be the largest group of fabrication facilities serving the Gulf of Mexico market. The Company was incorporated in 1985 and began operations at our fabrication yard on the Houma Navigation Canal in southern Louisiana, approximately 30 miles from the Gulf of Mexico. Since our formation, we have expanded and grown our operations through acquisitions of additional facilities on the Houma Navigation Canal in southern Louisiana as well as 212 acres in Ingleside, Texas between the Gulf Intracoastal Waterway and Corpus Christi Ship Channel and 160 acres in Aransas Pass, Texas located along the U.S. Intracoastal Waterway. In October 2013, we moved our corporate headquarters to Houston, Texas. We continue to grow our operations and to diversify our business. On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (collectively, “LEEVAC”), through our newly formed wholly-owned subsidiary, Gulf Island Shipyards, L.L.C. in an all cash transaction. See further discussion of the LEEVAC acquisition as discussed in Note12 - "Subsequent Events".

Gulf Island serves as a holding company and conducts all of its operations through its subsidiaries, which include Gulf Island, L.L.C.; Gulf Marine Fabricators, L.P.; Gulf Island Marine Fabricators, L.L.C.; Gulf Island Shipyards, L.L.C.; Dolphin Services, L.L.C.; and Dolphin Steel Sales, L.L.C.
The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Operating Cycle
The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received within the next twelve months include contract retainage, costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts. However, any variation from normal contract terms would cause classification of assets and liabilities as long-term.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management include asset impairments, value of assets held for sale, provisions for contract losses, contract revenues, costs and profits, the application of the percentage-of-completion method of accounting and the determination of the allowance of doubtful accounts. Actual results could differ from those estimates.
Reclassifications
We reclassified $2.6 million in deferred tax assets, current with deferred tax liabilities in our consolidated balance sheet as of December 31, 2014 to conform to current year balance sheet presentation. This reclassification had no impact to our previously reported results of operations or cash flows. See also New Accounting Standards discussion below.

Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Our principal customers include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally not collateralized. In the normal course of business, we extend credit to our customers on a short-term basis. See Note 3 - "Contracts Receivable and Retainage" for a detail of our allowance for doubtful accounts.
Stock-Based Compensation
Awards under the Company’s stock-based compensation plans are calculated using a fair value based measurement method. Share-based compensation expense for share based awards is recognized only for those awards that are expected to vest. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award.
Inventory
Inventory consists of materials and production supplies and is stated at the lower of cost or market determined on the first-in, first-out basis.
Assets Held for Sale
Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. See Note 5-“Fair Value Measurements and Assets Held for Sale” for additional information regarding our assets held for sale.
Workers Compensation Liability
The Company and its subsidiaries are self-insured for workers’ compensation liability except for losses in excess of varying threshold amounts. Our workers compensation liability balance was $2.6 million as of December 31, 2015 and $2.7 million as of December 31, 2014, respectively.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from 3 to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.
Long-Lived Assets
We evaluate impairment losses on long-lived assets or asset groups used in operations when events and circumstances indicate that the assets or asset groups might not be recoverable. If events and circumstance indicate that the assets or asset groups might not be recoverable, the expected future undiscounted cash flows from the assets or asset groups are estimated and compared with the carrying amount of the assets or asset groups. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets or asset groups, an impairment loss is recorded.
An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Due to the slow down in our industry as a result of the downturn in oil prices, we identified indicators of impairment at our Texas facility. Management performed an undiscounted cash flow analysis for the Texas facility which did not result in impairment.
Fair Value Measurements
The Company bases its fair value determinations of the carrying value of other financial assets and liabilities on an evaluation of their particular facts and circumstances and valuation techniques that require judgments and estimates. We base our fair value determinations by applying the following hierarchy, which prioritizes the inputs used to measure fair value into

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

See Note 5-“Fair Value Measurements and Assets Held for Sale” for additional information regarding fair value measurements.

Revenue Recognition
We use the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit earned for that period plus the costs incurred on the contract during the period. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built into the unit rates.
Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. For the years ended December 31, 2015, 2014, and 2013, there was no significant revenue related to unapproved change orders or claims.
Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a particular capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.
See Note 2-“Contract Revenue” for additional information regarding our percentage-of-completion accounting and revenue recognition.
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
Reserves for uncertain tax positions are recognized when the positions are more likely than not to not be sustained upon audit. Interest and penalties on uncertain tax positions are recorded in income tax expense. Our federal tax returns have been examined and settled through the 2011 tax year. There were no material uncertain tax positions recorded for the years presented in these statements. See also Note 8 - "Income Taxes"
New Accounting Standards
In November 2015, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (Topic 740). Prior to implementation of this update, entities are required to separate deferred tax assets and liabilities into current and noncurrent amounts on their balance sheet. However, upon implementation of this update, entities will be required to present deferred tax liabilities and assets as noncurrent on their balance sheet. The provisions of this update are applicable to us on January 1, 2017; however, we have elected to early adopt the provisions of this statement as permitted during the fourth quarter of 2015. As a result of this implementation, we

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

reclassified $2.6 million in current deferred tax assets as of December 31, 2014 with our deferred tax liabilities as noncurrent. Implementation of this update had no impact to our results of operations or cash flows for any of the periods presented. See also Note 8 - “Income Taxes.”

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition.” ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is not permitted. The Company is evaluating the effect of this new standard on its financial statements.

2. CONTRACT REVENUE AND PERCENTAGE OF COMPLETION METHOD
Information with respect to uncompleted contracts as of December 31, is as follows (in thousands):

	2015	2014
Costs incurred on uncompleted contracts	$437,658	$742,608
Estimated profit earned to date	7,777	53,551
	445,435	796,159
Less billings to date	439,694	787,936
	$5,741	$8,223
The above amounts are included in the accompanying consolidated balance sheets at December 31 under the following captions (in thousands):

	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$12,822	$26,989
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,081)	(18,766)
	$5,741	$8,223
Provision for estimated losses

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $33.9 million, $6.6 million, and $30.8 million in the years ended December 31, 2015, 2014, and 2013, respectively. Contract losses for the year ended December 31, 2015 were primarily due to $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. In addition we increased accrued contract losses associated with our remaining contracts by approximately $9.4 million during 2015 due to increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity. Contract losses for the year ended December 31, 2014 were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer. Contract losses in 2013 were primarily due to our inability to recover certain costs and the de-scoping of one of our major deepwater project, whereby remaining completion and integration work was performed at the integration site by a different integration contractor. In addition, we recorded an additional loss provision of $18.2 million in the fourth quarter of 2013 related to this project.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenues from Major Customers
The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded; however, the Company is highly dependent on a few large customers in each year, particularly customers for our major deepwater projects, as shown below. Revenues from customers comprising 10% or more of the Company’s total revenue for the years ended December 31, 2015, 2014 and 2013, respectively, are summarized as follows (in thousands):

Customer	2015	2014	2013
A	$55,775	$160,173	*
B	36,320	*	*
C	*	98,644	*
D	*	*	216,875
E	*	*	148,539

*	The customer revenue was less than 10% of the total revenue for the year.
International Revenues
The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 6%, 10%, and 6% of the Company’s revenues for the years ended December 31, 2015, 2014 and 2013, respectively, as follows (in thousands):

	2015	2014	2013
Location:
United States	$287,892	$456,839	$570,726
International	18,228	49,800	37,600
Total	$306,120	$506,639	$608,326
Contract Costs
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
We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects. Pass-through costs have no impact in the determination of gross margin recognized for the related project for a particular period. Pass-through costs as a percentage of revenue were 44.4%, 48.2% and 58.5% for the years ended December 31, 2015, 2014 and 2013, respectively.
Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In 2014, we had one asserted liquidated damages claim in the amount of $0.3 million that was fully settled, related to the fabrication of an offshore supply vessel. Other than the aforementioned claim, as of March 9, 2016, we were not aware of any asserted or unasserted liquidated damage claims by any of our customers.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. CONTRACTS RECEIVABLE AND RETAINAGE
Of our contracts receivable balance at December 31, 2015, $29.9 million, or 63.7%, is for six customers. Amounts due on contracts as of December 31 were as follows (in thousands):

	2015	2014
Completed contracts
Current receivables	$15,904	$24,667
Long term receivables due after one year	—	—
Contracts in progress:
Current receivables	31,148	59,384
Retainage due within one year	52	—
	47,104	84,051
Less allowance for doubtful accounts	44	3,603
	$47,060	$80,448
Our allowance for doubtful accounts as of December 31, 2015 related to a customer that had declared bankruptcy and was fully reserved in 2015. Our allowance for doubtful accounts as of December 31, 2014 was in connection with negotiations of an outstanding contract receivable balance with a customer related to a deepwater hull project, which was written off in 2013.

4. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at December 31, (in thousands):

	Estimated Useful Life	2015	2014
	(in Years)
Land	-	$10,463	$10,463
Buildings	25	64,154	63,837
Machinery and equipment	3 to 25	223,521	228,284
Furniture and fixtures	3 to 5	5,354	5,354
Transportation equipment	3 to 5	3,481	3,748
Improvements	15	127,727	125,265
Construction in progress	-	2,488	1,177
		437,188	438,128
Less accumulated depreciation		236,804	213,351
		$200,384	$224,777
We lease certain equipment used in the normal course under month-to-month lease agreements cancelable only by us. During 2015, 2014, and 2013, we expensed $5.9 million, $5.6 million, and $9.5 million, respectively, related to these leases.
We lease our corporate office and parking facilities located in Houston, Texas. Leased premises consist of office space of approximately 8,000 square feet. The term of the lease matures on January 31, 2020. The schedule of minimum rental payments for our corporate office leases is as follows (in thousands):

2016	$217
2017	221
2018	225
2019	229
2020	19
Total	$911

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. FAIR VALUE MEASUREMENTS AND ASSETS HELD FOR SALE
Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payables approximate their fair values.

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The determination of fair value can require the use of significant judgment and can vary on the facts and circumstances.

Assets held for sale at December 31, 2015 consist of equipment that was subsequently sold during the first quarter of 2016. We estimated the fair value as the actual cash proceeds received less costs incurred to sell. We recorded an impairment of $0.6 million related to this equipment during the fourth quarter of 2015.

Assets held for sale at December 31, 2014 consisted of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. We previously determined a fair value $10.3 million for these assets with the assistance of third party valuation specialists, relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors.

To date, we have not sold, licensed, or leased any of this equipment. While we have not discontinued our programs to identify buyers for our assets held for sale, our ability to effectively market these assets held for sale has been significantly limited due to the sustained downturn in the energy sector. In addition, during the third quarter, we learned that a potential buyer is no longer expressing interest in the assets. As a result, we reassessed our estimate of fair value and recorded an impairment of $6.6 million, and reclassified the asset’s net realizable value of $3.7 million to inventory based on the estimated scrap value of these materials during the third quarter of 2015. We intend to use this inventory on future construction projects at our various fabrication facilities. Inventory consists of materials and production supplies and is stated at the lower of cost or market.

During the fourth quarter of 2014, management determined that its previous estimate of $13.5 million for the fair value of assets held for sale had declined to $10.3 million and we recorded an impairment charge of $3.2 million for the year ended December 31, 2014.

We have determined that our impairments of assets held for sale and inventory are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. EARNINGS PER SHARE AND STOCK REPURCHASE PLAN
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2015	2014	2013
Numerator:
Net (loss) income	$(25,364)	$15,320	$7,232
Less: distributed loss / distributed and undistributed income (unvested restricted stock)	84	104	75
Net (loss) income attributable to common shareholders	$(25,448)	$15,216	$7,157

Denominator (basic):
Denominator for basic earnings per share-weighted-average shares	14,546	14,505	14,463
Basic (loss) earnings per share—common shareholders	$(1.75)	$1.05	$0.50

Denominator (diluted):
Denominator for basic earnings per share-weighted-average shares	14,546	14,505	14,463
Effect of dilutive securities: employee stock options	—	—	6
Denominator for dilutive earnings per share-weighted-average shares	14,546	14,505	14,469
Diluted (loss) earnings per share—common shareholders	$(1.75)	$1.05	$0.50
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017.  Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock. Due to the severity of the industry downturn, management has recommended and our board of directors has approved a temporary suspension of our stock repurchase program in an effort to conserve cash.

7. LINE OF CREDIT
We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement. The amendment restates our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus

a)	50% of net income earned in each quarter beginning March 31, 2016 and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

The amendment also (i) extends the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increases the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increases the letter of credit fee, subject to certain limited exceptions, to 2.0% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limits the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million.

At December 31, 2015 we had no outstanding borrowings under the credit agreement, and we had outstanding letters of credit totaling $20.5 million. After consideration of outstanding letters of credit, the availability of the unused portion of the revolving credit agreement (as amended) for additional letters of credit and for general corporate purposes was $59.5 million

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and $20.0 million, respectively. Amounts borrowed under our the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent.

We are required to maintain certain financial covenants under the credit agreement. As of December 31, 2015, our financial covenants included (i) a minimum current ratio of 1.25 to 1.0, (ii) a net worth minimum requirement of $254.1 million, (iii) debt to net worth ratio of not greater than 0.5 to 1.0, and (iv) interest coverage ratio of not less than 4.0 to 1.0. As of December 31, 2015, we were in compliance with all of these covenants or had obtained a waiver of noncompliance.

8. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2015	2014
Deferred tax liabilities:
Property, plant and equipment	$31,943	$38,070
Prepaid insurance	1,209	1,310
Total deferred tax liabilities:	33,152	39,380
Deferred tax assets:
Employee benefits	924	951
Uncompleted contracts	3,321	391
Stock based compensation expense	825	43
Allowance for uncollectible accounts	16	1,261
Federal net operating loss	5,478	—
AMT tax credits	763	—
Total deferred tax assets:	11,327	2,646
Net deferred tax liabilities:	$21,825	$36,734
Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2015	2014	2013
Current:
Federal	$219	$(105)	$—
State	473	459	254
Total current	692	354	254
Deferred:
Federal	(13,614)	8,120	4,049
State	(447)	30	—
Total deferred	(14,061)	8,150	4,049
Income taxes	$(13,369)	$8,504	$4,303
A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax (benefit) expense for the years ended December 31 is as follows (in thousands):

	2015	%	2014	%	2013	%
U.S. statutory rate	$(13,556)	35.0%	$8,338	35.0%	$4,037	35.0%
Increase (decrease) resulting from:
State income taxes	275	(0.7)%	311	1.0%	317	2.7%
Qualified Production Activities	—	—%	(21)	(0.1)%	—	—%
Other	(88)	0.2%	(124)	(0.2)%	(51)	(0.4)%
Income tax (benefit) expense	$(13,369)	34.5%	$8,504	35.7%	$4,303	37.3%

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. RETIREMENT AND LONG-TERM INCENTIVE PLANS
401(k) Plan
The Company has a defined contribution plan for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the retirement plan. Contributions to the retirement plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. For the years ended December 31, 2015, 2014 and 2013, the Company contributed a total of $2.3 million, $2.6 million, and $2.7 million, respectively.
Long-Term Incentive Plans
Under our long-term incentive plans, the compensation committee of our board of directors may award shares of restricted stock and/or options to eligible participants as the compensation committee determines are warranted. A summary of our long-term incentive plans is as follows:
Long-Term Incentive Plan (approved by our shareholders on February 13, 1997)

•
authorizes the grant of options to purchase an aggregate of 1,000,000 (split adjusted) shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee.

•	No individual employee may be granted options to purchase more than an aggregate of 400,000 shares of common stock.

2002 Long-Term Incentive Plan (approved by our shareholders on April 24, 2002, and amended on April 26, 2006).

•
authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee.

•	no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

2011 Stock Incentive Plan (approved by our shareholders on April 28, 2011)

•
authorizes the grant of awards, including options, to purchase an aggregate of 500,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee.

•	no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock.

2015 Stock Incentive Plan (approved by our shareholders on April 23,2015)

•
authorizes the grant of awards, including options, to purchase an aggregate of 1,000,000 shares of the Company’s common stock to certain officers, key employees, directors and consultants of the Company chosen by the compensation committee.

•
no individual employee may be granted options to purchase more than an aggregate of 200,000 shares of common stock and no outside director may receive awards that relate to more than 25,000 shares in any fiscal year.

At December 31, 2015, there were approximately 1,345,887 shares in the aggregate remaining available for future issuance under the Long-Term Incentive Plan, the 2002 Long-Term Incentive Plan, the 2011 Stock Incentive Plan and the 2015 Stock Incentive Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances.

Restricted Stock Awards
Awards of restricted stock are subject to transfer restrictions, forfeit provisions and other terms and conditions subject to the provisions of our long-term incentive plans. At the time an award of restricted stock is made, the compensation committee will establish a period of time during which the transfer of the shares of restricted stock shall be restricted and after which the shares of restricted stock shall be vested. Except for the shares of restricted stock that vest based on the attainment of performance goals, the restricted period shall be a minimum of three years, with incremental vesting of portions of the award over the three-year period permitted.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our long-term incentive plans do not have any limitations on the amount of shares that can be specifically awarded as restricted stock. Restricted stock granted to our non-employee directors have six-month vesting periods. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of the grant.
A summary of our restricted stock awards activity for the years ended December 31, 2015, 2014 and 2013 is presented in the table below.

	2015		2014		2013
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at the beginning of period	107,840	$24.27	178,950	$24.00	143,150	$24.28
Granted	215,034	16.33	6,000	23.19	100,150	23.22
Vested	(41,112)	22.04	(45,356)	23.35	(38,188)	23.14
Forfeited	(18,798)	21.39	(31,754)	23.85	(26,162)	23.82
Restricted shares at the end of period	262,964	$18.33	107,840	$24.27	178,950	$24.00
As of December 31, 2015, there was $3.0 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 3.6 years. The total fair value of shares vested during the year ended December 31, 2015 was $0.6 million.
Share-based compensation cost that has been charged against income for the Incentive Plans was $2.7 million, $1.1 million and $0.7 million for 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0, $49,000 and $116,000 for 2015, 2014 and 2013, respectively.
Performance based share awards

We issue performance based share awards to our executives and certain members of management. Performance targets are communicated to employees at the beginning of a performance period and are based upon our total shareholder return compared to an industry peer group as determined by our Board of Directors. There were no performance based share awards for the years ended December 31, 2014 and 2013. Awards earned for 2015 will be based upon a two-year performance period ending in 2017, and awards earned for 2016 will be based upon a three-year performance period ending in 2018. The shares vest at the completion of the performance period with compensation expense recognized on a straight line basis.

For the years ended December 31, 2015, 2014 and 2013, expense recognized for performance based share compensation was $1.1 million, $0 and $0, respectively. The fair value of the performance based shares granted for the year ended December 31, 2015 was $2.7 million as determined using a monte carlo simulation model.

10. CONTINGENCIES AND COMMITMENTS
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

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. QUARTERLY OPERATING RESULTS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2015 and 2014 were as follows (in thousands, except per share data):

	March 31, 2015	June 30, 2015	September 30, 2015 (a)	December 31, 2015 (a)
Revenue	$99,233	$84,338	$67,531	$55,018
Gross profit (loss)	4,448	5,805	(7,837)	(17,572)
Net income (loss)	83	1,357	(12,137)	(14,667)
Basic and fully diluted EPS	—	0.09	(0.84)	(1.01)

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014 (b)
Revenue	$134,690	$129,169	$118,020	$124,760
Gross profit (loss)	8,773	10,322	14,653	10,808
Net income (loss)	3,535	4,310	7,586	(111)
Basic and fully diluted EPS	0.24	0.30	0.52	(0.01)

(a)
During the third quarter of 2015, we recorded contract losses of $14.3 million as a result of our inability to recover certain costs related to a deck and jacket for one of our large deepwater projects, and we recorded an impairment of $6.6 million related to assets held for sale. During the fourth quarter of 2015, we recorded additional contract losses of $10.3 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was recently delivered. In addition, during the fourth quarter of 2015, we accrued contract losses of approximately $7.6 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.

(b)
We recognized an impairment charge of $3.2 million related to a reduction in the fair value of assets held for sale and a $3.6 million charge related to an increase in the allowance for doubtful accounts for negotiations of an outstanding contract receivable balance during the fourth quarter of 2014.

12. SUBSEQUENT EVENTS
LEEVAC Acquisition
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates ("LEEVAC"). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received at closing a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing.

Dividends
On February 25, 2016, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 24, 2016 to shareholders of record on March 10, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2016.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2016.

Signature	Title

/S/ KIRK J. MECHE	President, Chief Executive Officer and Director (Principal Executive Officer)
Kirk J. Meche

/S/ JEFFREY M. FAVRET	Executive Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)
Jeffrey M. Favret

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ GREGORY J. COTTER	Director
Gregory J. Cotter

/S/ JERRY D. DUMAS, Sr.	Director
Jerry D. Dumas, Sr.

/S/ MICHAEL A. FLICK	Director
Michael A. Flick

/S/ CHRISTOPHER M. HARDING	Director
Christopher M. Harding

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ JOHN P. LABORDE	Chairman of the Board
John P. Laborde

S-1

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

EXHIBIT NUMBER

2.1
Asset Purchase Agreement, dated December 23, 2015, among the Company, LEEVAC and certain other parties thereto, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed December 23, 2015.

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Bylaws of the Company as Amended and Restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed April 30, 2012.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863). *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers. * †

10.2	Registration Rights Agreement between the Company and Alden J. Laborde. *

10.3	The Company’s Long-Term Incentive Plan. * †

10.4	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.5	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed August 9, 2011 (Registration No. 333-176187).

10.6	The Company’s 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 28, 2015.

10.7	Form of Performance Share Unit Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.

10.8	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.

10.9	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 4, 2015.

10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

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

10.20	Ninth Amendment to the Ninth Amended and Restated Credit Agreement dated July 15, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 16, 2010.

10.21	Tenth Amendment to the Ninth Amended and Restated Credit Agreement dated May 31, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 3, 2011.

10.22	Eleventh Amendment to the Ninth Amended and Restated Credit Agreement dated October 29, 2012, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 30, 2012.

10.23	Twelfth Amendment to the Ninth Amended and Restated Credit Agreement dated September 12, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 13, 2013.

10.24	Thirteenth Amendment to the Ninth Amended and Restated Credit Agreement dated September 12, 2013, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed October 29, 2014.

10.25	Fourteenth Amendment to the Ninth Amended and Restated Credit Facility dated December 29, 2015, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 4, 2016.

10.26	Fifteenth Amendment to the Ninth Amended and Restated Credit Facility dated February 29, 2016, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 29, 2016.

10.27	Change of Control Agreement, dated February 26, 2015, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2015.

E-2

EXHIBIT NUMBER

10.28	Change of Control Agreement, dated February 26, 2015, between the Company and Jeffrey M. Favret, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed March 4, 2015.

10.29	Change of Control Agreement, dated February 26, 2015, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 4, 2015.

21.1
Subsidiaries of the Company - The Company’s significant subsidiaries, Gulf Island, L.L.C., Gulf Island Marine Fabricators, L.L.C., Gulf Island Shipyards, L.L.C., Dolphin Steel Sales, L.L.C., Gulf Island Resources, L.L.C. and Dolphin Services, L.L.C. (organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company’s consolidated financial statements.

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