Form 10-Q
period 2016-03-31
GULF ISLAND FABRICATION INC
filed 2016-05-05
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 5, 2016 was 14,630,952.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$39,202	$34,828
Contracts receivable and retainage, net	45,306	47,060
Costs and estimated earnings in excess of billings on uncompleted contracts	13,891	12,822
Prepaid expenses and other	2,768	3,418
Inventory	17,823	12,936
Assets held for sale	—	4,805
Total current assets	118,990	115,869
Property, plant and equipment, net	217,403	200,384
Intangible assets, net	2,105	—
Other assets	670	670
Total assets	$339,168	$316,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,922	$13,604
Billings in excess of costs and estimated earnings on uncompleted contracts	7,685	7,081
Deferred revenue, current	20,179	—
Accrued contract losses	5,859	9,495
Accrued employee costs	7,618	6,831
Accrued expenses and other liabilities	1,629	890
Total current liabilities	51,892	37,901
Deferred revenue, noncurrent	6,284	—
Net deferred tax liabilities	22,369	21,825
Total liabilities	80,545	59,726
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,630,686 issued and outstanding at March 31, 2016 and 14,580,216 at December 31, 2015, respectively	10,411	10,352
Additional paid-in capital	96,718	96,194
Retained earnings	151,494	150,651
Total shareholders’ equity	258,623	257,197
Total liabilities and shareholders’ equity	$339,168	$316,923
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$83,979	$99,233
Cost of revenue	78,278	94,785
Gross profit	5,701	4,448
General and administrative expenses	4,485	4,293
Operating income	1,216	155
Other income (expense):
Interest expense	(50)	(37)
Interest income	6	6
Other income (expense)	398	3
	354	(28)
Net income before income taxes	1,570	127
Income taxes	581	44
Net income	$989	$83
Per share data:
Basic and diluted earnings per share - common shareholders	$0.07	$—
Cash dividend declared per common share	$0.01	$0.10
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2016	14,580,216	$10,352	$96,194	$150,651	$257,197
Net income	—	—	—	989	989
Vesting of restricted stock	50,470	(14)	(131)	—	(145)
Compensation expense restricted stock	—	73	655	—	728
Dividends on common stock	—	—	—	(146)	(146)
Balance at March 31, 2016	14,630,686	$10,411	$96,718	$151,494	$258,623
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$989	$83
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Bad debt expense	30	400
Depreciation	6,567	6,599
Amortization of deferred revenue	(1,160)	—
Gain on sale of asset	(360)	—
Deferred income taxes	544	(149)
Compensation expense - restricted stock	728	435
Changes in operating assets and liabilities:
Contracts receivable and retainage	5,268	28,536
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,069)	795
Prepaid expenses and other assets	650	897
Inventory	51	(5)
Accounts payable	(10,679)	(14,469)
Billings in excess of costs and estimated earnings on uncompleted contracts	604	(5,558)
Deferred revenue	(1,623)	—
Accrued employee costs	636	(932)
Accrued expenses	690	325
Accrued contract losses	(3,636)	(650)
Current income taxes	49	189
Net cash (used in) provided by operating activities	(1,721)	16,496
Cash flows from investing activities:
Capital expenditures	(724)	(1,001)
Net cash received in acquisition	1,588	—
Proceeds from the sale of equipment	5,377	—
Net cash provided by (used) in investing activities	6,241	(1,001)
Cash flows from financing activities:
Payments of dividends on common stock	(146)	(1,465)
Net cash used in financing activities	(146)	(1,465)
Net change in cash and cash equivalents	4,374	14,030
Cash and cash equivalents at beginning of period	34,828	36,085
Cash and cash equivalents at end of period	$39,202	$50,115
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company”, “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures. We operate and manage our business through three segments: Fabrication, Shipyards and Services. The Company’s principal corporate office is located in Houston, Texas and its fabrication facilities are located in Houma, Jennings and Lake Charles, Louisiana and San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries. Our Fabrication segment includes Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P., both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves. Our Shipyards segment includes Gulf Island Marine Fabricators, L.L.C., and Gulf Island Shipyards, L.L.C., both of which perform marine vessel fabrication, construction, and repair services. Our Services segment includes Dolphin Services, L.L.C., which performs interconnect piping services on offshore platforms and inshore steel structures, and Dolphin Steel Sales, L.L.C., which sells steel plate and other steel products.
Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats; offshore support vessels; dry docks; liftboats; tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures.

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

NOTE 2 - LEEVAC ACQUISITION

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing.

The facilities acquired are operated under lease agreements as follows:

•
Jennings - Leased facilities from a third party for a 180 acre complex five miles east of Jennings, LA on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway. The Jennings Complex includes over 100,000 square feet of covered fabrication area and 3,000 feet of water frontage with two launch ways. The lease, including exercisable renewal options, extends through January 2045.

•
Lake Charles - Subleased facilities from a third party for a 10 acre complex 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, Louisiana. The Lake Charles complex includes 1,100 feet of bulkhead water frontage with a water depth of 40 feet located one mile from the Gulf Intracoastal Waterway and is located near multiple petrochemical plants. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038.

•
Houma - Leased facilities from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division, for a 35 acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana. Payment terms are approximately $67,000 per month. The lease expires on the later of December 31, 2016 or 90 days following the completion of the two vessels currently under construction at the facility, but no later than August 31, 2017. Upon expiration, we have the option to extend the lease at market rates.

Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market. At the date of acquisition, we acquired approximately $112.0 million of new build construction backlog which includes four new build construction projects to be delivered in 2016 and 2017 for two customers. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees.

The tables below represents the total cash received as reported on our consolidated statements of cash flows and the corresponding preliminary fair values assigned to the assets and liabilities acquired from LEEVAC.

Assets:
Accounts receivable	$3,544
Inventory	4,938
Machinery and equipment	23,056
Intangible assets (leasehold interests)	2,123

Liabilities:
Accounts payable and accrued expenses	6,003
Deferred revenue and below market contracts	29,246

Net cash received upon the acquisition of LEEVAC	$1,588

Cash received upon acquisition of LEEVAC:
Owner payment for prepaid contracts (1)	$16,942
Surety payments related to assigned contracts (2)	7,125
24,067
Less:
Working capital assumed	2,479
Net cash due to the Company at closing	1,588
4,067

Purchase price	$20,000
__________

(1)	Payment from sellers for milestones achieved in advance of progress on contracts assigned to the Company concurrent with the closing of the LEEVAC transaction.

(2)	Payments from owner's surety in connection with the release of further obligations related to contracts assigned to the Company concurrent with the closing of the LEEVAC transaction.
Our determination and allocation of the values assigned to the assets and liabilities acquired from LEEVAC are preliminary. Amounts settled for working capital are subject to a working capital true up between us and LEEVAC. In addition the valuation of deferred revenue and below market contracts are based upon our best estimate; however, these estimates have not been finalized. Future changes in the above could impact future determinations of depreciation expense as well as revenue recognized from deferred revenue.
Pro Forma Results of Acquisitions
The results of LEEVAC are included in our consolidated statements operations for the three months ended March 31, 2016, as the acquisition was effective January 1, 2016. Revenues and net loss included in our results of operations for the three months ended March 31, 2016 and attributable to LEEVAC were $21.8 million and $(706,000), respectively.

The table below presents our pro forma results of operations for the three months ended March 31, 2015 assuming that we acquired LEEVAC on January 1, 2015 (in thousands):

		Pro forma adjustments
	Historical results	LEEVAC	Adj		Pro forma results
Revenue	$99,233	$24,718	$—		$123,951
Net income (loss)	$83	$(4,408)	$963	(1)	$(3,362)
______________
(1) Adjustments to historical results are as follows:

Effect of purchase price depreciation	$200
Elimination of interest expense	763
$963

NOTE 3 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at March 31, 2016, $23.8 million, or 52.4%, is with four customers. The significant projects for these four customers consist of:

•	offshore services projects for two oil and gas customers in our Services segment;

•	the fabrication of two offshore support vessels for a marine customer in our Shipyards segment; and

•	the fabrication and repair to a deepwater structure for one of our oil and gas customers in our Fabrication segment.
At March 31, 2016, there was allowance for bad debt of $97,000 included in the Company’s contract receivable balance.

NOTE 4 – CONTRACT COSTS
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
Pass-through costs as a percentage of revenue were 40.0% and 44.7% for the three months ended March 31, 2016, and 2015, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts at March 31, 2016, include unbilled costs of $11.3 million relating to seven major customers. Billings in excess of costs and estimated earnings at March 31, 2016, include advances of $3.3 million from two major customers. Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At March 31, 2016, we included $1.4 million in revenue related change orders on two projects which have been approved as to scope but not price. Total unapproved change orders included within our percent complete estimates as of March 31, 2016 were $3.2 million. We expect to resolve these change orders before the end of the second quarter of 2016. During the three months ended March 31, 2016, we recorded revisions to revenue of $(488,000) related to disputed change orders recognized in prior periods.
During the third and fourth quarter of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project that was delivered during 2015. No amounts with respect to these disputed change orders are included on our balance sheet or in our consolidated statement of operations as of and for the three months ended March 31, 2016. We have recently initiated legal action to recover our costs from these disputed change orders; however, we can give no assurance that our actions will be successful or that we will recover any of these contract losses from our customer.

NOTE 5 – FAIR VALUE MEASUREMENTS
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

Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payables, approximate their fair values.

LEEVAC acquisition - We preliminarily recorded the assets and liabilities acquired from LEEVAC at their estimated fair values. See Note 2. The preliminary values assigned for the valuation of our machinery and equipment were estimated primarily using the cost method. The cost method uses the concept of replacement and/or reproductive cost of the asset less depreciation due to physical, functional and economic factors, including obsolescence. The preliminary values assigned to the intangible assets (leasehold interest) and below market contracts were calculated using the income method by applying a discounted cash flow model to the differences between the forecasted cash flows and market rates. The significant estimates and assumptions used in calculating these estimates are generally unobservable in the marketplace and reflect management’s estimates of assumptions that market participants would use. Accordingly, we have determined that the fair values assigned to the assets and liabilities acquired in the LEEVAC acquisition fall within Level 3 of the fair value hierarchy.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic and diluted:
Numerator:
Net Income	$989	$83
Less: Distributed and undistributed income (unvested restricted stock)	9	25
Net income attributable to common shareholders	$980	$58
Denominator:
Weighted-average shares (1)	14,601	14,540
Basic and diluted earnings per share - common shareholders	$0.07	$—
______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80 million revolving credit facility maturing January 2, 2017. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement.

The amendment (i) extended the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increased the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increased the letter of credit fee, subject to certain limited exceptions, to 2.00% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limited the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million. Under the amendment our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus

a)	50% of net income earned in each quarter beginning March 31, 2016 and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At March 31, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $20.5 million, reducing the unused portion of our credit facility for additional letters of credit and general corporate purposes to $59.5 million and $20.0 million, respectively. As of March 31, 2016, we were in compliance with all covenants.

NOTE 8 - SEGMENT DISCLOSURES

Effective January 1, 2016, we acquired the assets and certain liabilities of LEEVAC Shipyards, LLC (See Note 2). In connection with the LEEVAC acquisition, management restructured the operation of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP: Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well floating LNG platforms. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tug boats, and towboats. The LEEVAC acquisition expands our marine fabrication capabilities to include non oil and gas marine vessels such as cruise vessels. Our Shipyards division also constructs dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities primarily out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

Services - Our Services division primarily provides interconnect piping services on offshore platforms and inshore steel structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeast for various on-site construction and maintenance activities. In addition, our Services division can fabricate large and small packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects, to state and local governments.

We generally evaluate the performance of and allocate resources to our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are generally allocated to our segments except for costs that are not directly identifiable with our divisions. Intersegment revenues are priced at the estimated fair value as negotiated between the operating divisions. Summarized financial information concerning our segments as of and for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31, 2016
	Fabrication	Shipyards	Services	Corp. & Eliminations	Consolidated
Revenue	$23,829	$34,120	$26,559	$(529)	$83,979
Gross profit	41	2,329	3,331	—	5,701
Operating income (loss)	(1,282)	523	2,095	(120)	1,216

Total assets	293,049	85,638	93,283	(132,802)	339,168
Depreciation expense	4,855	1,166	442	104	6,567
CAPEX	(109)	(35)	(543)	(37)	(724)

	Three Months Ended March 31, 2015
	Fabrication	Shipyards	Services	Corp. & Eliminations	Consolidated
Revenue	$56,933	$19,481	$24,788	$(1,969)	$99,233
Gross profit (loss)	(256)	2,441	2,263	—	4,448
Operating income (loss)	(2,950)	2,010	1,278	(183)	155

Total assets	377,579	61,411	87,305	(153,378)	372,917
Depreciation expense	5,560	479	430	130	6,599
CAPEX	(480)	(92)	(429)	—	(1,001)

NOTE 9 – SUBSEQUENT EVENTS

On April 28, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable May 26, 2016 to shareholders of record on May 12, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in such forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Executive Summary

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

The slowdown in our industry as a result of crude oil price volatility has created significant uncertainty in global equity prices and overall market fundamentals within the energy industry in general. This uncertainty is the result of several factors including a global supply/demand imbalance for oil and an oversupply of natural gas in the United States; robust non-OPEC supply growth led by expanding unconventional production in the United States; weakening growth in emerging markets; and the decision by OPEC to maintain its current production ceiling. The downturn in oil and gas prices presents challenges in the near-term. Reductions in capital spending by our customers in the global oil and gas industry, relative to the already reduced spending levels in the prior year for exploration and production, introduces additional uncertainty to short- and long-term demand in offshore oil and gas project activity. The results of these actions have had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels. We anticipate that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing and duration of any such increase is unknown.

We continue to respond to expected near-term decreases in capital spending by our customers by reducing our own discretionary spending. We have adjusted the level of our workforce based on expected near-term work in all of our facilities. As we work through existing backlog, depending on the duration of the downturn, we may need to make additional reductions in labor commensurate with the level of fabrication activity. We have recently undertaken additional efforts to reduce our overall cost structure and will continue to pursue opportunities to eliminate unnecessary spending. We continually evaluate opportunities to dispose of assets that are not expected to provide sufficient long-term value. In addition, our recent acquisition of LEEVAC, as further discussed below, has provided assets and operations that are complementary to our existing marine fabrication business at an attractive value. The transaction provides us with more diversified product offerings and added approximately $112.0 million in additional backlog.

From a marketing perspective, we are increasing our focus on obtaining marine fabrication and repair work, certain petrochemical plant work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil prices.

During the third and fourth quarter of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project that was delivered during 2015. No amounts with respect to these disputed change orders are included on our balance sheet or in our consolidated statement of operations as of and for the three months ended March 31, 2016. We have recently initiated legal action to recover our costs from these disputed change orders; however, we can give no assurance that our actions will be successful or that we will recover any of these contract losses from our customer.

LEEVAC Acquisition

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $112.0 million of incremental contract backlog primarily for four new build construction projects to be delivered in 2016 and 2017. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities. A description of the primary fabrication facilities and equipment acquired is as follows:

•
Jennings - Leased facilities from a third party for a 180 acre complex five miles east of Jennings, LA on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway. The Jennings Complex includes over 100,000 square feet of covered fabrication area and 3,000 feet of water frontage with two launch ways. The lease, including exercisable renewal options, extends through January 2045.

•
Lake Charles - Subleased facilities from a third party for a 10 acre complex 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, LA. The Lake Charles complex includes 1,100 feet of bulkhead water frontage with a water depth of 40 feet located one mile from the main ship channel and the Gulf Intracoastal Waterway and is located near multiple petrochemical plants. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038.

•
Houma - Leased facilities from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division, for a 35 acre complex 26 miles from the Gulf of Mexico near Houma, LA. The lease expires on the later of December 31, 2016 or 90 days following the completion of the two vessels currently under construction at the facility, but no later than August 31, 2017. Upon expiration, we will have the option to extend the lease at market rates.

•
Machinery and equipment - Includes a new plasma cutter installed in 2013, eight crawler cranes ranging from 65-230 tons, 8 track cranes, 10 overhead cranes, six drydocks ranging from 1,500 to 3,500 tons, and a 200 ton module transporter.

At the date of acquisition, we acquired approximately $112.0 million of new build construction backlog which primarily includes 4 new build construction projects to be delivered in 2016 and 2017 for two customers. The ultimate dollar amount of acquired backlog is subject to a change in value in connection with our purchase price allocation. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees.

Operating Segments

In connection with the LEEVAC acquisition, management restructured the operations of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP: Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well floating LNG platforms. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tug boats, and towboats. The LEEVAC acquisition expands our marine fabrication capabilities to include non oil and gas marine vessels such as cruise vessels. Our Shipyards division also constructs dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities primarily out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

Services - Our Services division primarily provides interconnect piping services on offshore platforms and inshore steel structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment to a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeast for various on-site construction and maintenance activities. In addition, our Services division can fabricate large and small packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other levee and drainage projects, to state and local governments.

We generally evaluate the performance of and allocate resources to our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are generally allocated to our segments except for costs that are not directly identifiable with our divisions. Intersegment revenues are priced at the estimated fair value as negotiated between the operating divisions.

Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in our evaluation of our critical accounting policies since December 31, 2015.

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
Our backlog at March 31, 2016 and December 31, 2015 consisted of the following (in thousands, except for percentages):

	March 31, 2016			December 31, 2015
Segment	$'s	Labor hours		$'s	Labor hours
Fabrication	$48,828	524		$62,006	724
Shipyards	119,984	843		131,660	886
Services	28,316	308		38,761	304
Intersegment eliminations	(60)	—		(16)	—
Total backlog (1)	$197,068	1,675		$232,411	1,914

	Number	Percentage		Number	Percentage
Major customers (2)	three	70.0%		five	76.1%

	$'s	Percentage		$'s	Percentage
Deepwater locations	$41,269	20.9%		$47,077	20.3%
Foreign locations	$16,984	8.6%		$26,184	11.3%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2016	$170,146	86.3%	(3)
2017	$26,922	13.7%	(3)
	$197,068

___________

1.
Backlog as of March 31, 2016 includes commitments received through April 22, 2016. We exclude suspended projects from contract backlog that are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Our backlog also includes the new build construction that was acquired in the LEEVAC acquisition on January 1, 2016, which includes our preliminary determination of adjustments from purchase price accounting. Finalization of our purchase price accounting could result in adjustments to market values of the backlog acquired. Included in our backlog at March 31, 2016, is $5.9 million of non-cash revenue related to the below market valuation of contracts acquired in the LEEVAC acquisition and included in deferred revenue on our Consolidated Balance sheet at March 31, 2016.

2.	At March 31, 2016, projects for our three largest customers in terms of revenue backlog consisted of:

(i)
tendon support buoys for a deepwater Gulf of Mexico project for one customer in our Fabrication segment, which commenced in the fourth quarter of 2015 and will be completed during the fourth quarter of 2016;

(ii)	two large multi-purpose service vessels for one customer in our Shipyards segment, which commenced in the first quarter of 2014 and will be completed during the first quarter of 2017;
(iii) two large petroleum supply vessels for one customer in our Shipyards segment, which commenced in the second quarter of 2013 and will be completed during the first quarter of 2017.

3.
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
As of March 31, 2016, we had approximately 1,567 employees and approximately 170 contract employees, compared to approximately 1,255 employees and approximately 71 contract employees as of December 31, 2015.
Labor hours worked were 695,000 during the three months ended March 31, 2016, compared to 745,000 for the three months ended March 31, 2015. The overall decrease in labor hours worked for the three months ended March 31, 2016 was the result of a reduction in fabrication activity due to the downturn in the oil and gas industry partially offset by 135,000 labor hours worked from the LEEVAC acquisition.

Results of Operations
Three Months ended March 31, 2016 Compared to Three Months ended March 31, 2015 (in thousands, except for percentages):
Consolidated

	Three Months Ended March 31,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$83,979	$99,233	$(15,254)	(15.4)%
Cost of revenue	78,278	94,785	(16,507)	(17.4)%
Gross profit	5,701	4,448	1,253	28.2%
Gross profit percentage	6.8%	4.5%
General and administrative expenses	4,485	4,293	192	4.5%
Operating income	1,216	155	1,061	684.5%
Other income (expense):
Interest expense	(50)	(37)	(13)
Interest income	6	6	—
Other income (expense)	398	3	395
	354	(28)	382	1,364.3%
Net income before income taxes	1,570	127	1,443	1,136.2%
Income taxes	581	44	537	1,220.5%
Net income	$989	$83	$906	1,091.6%
Revenues - Our revenues for the three months ended March 31, 2016 and 2015 were $84.0 million and $99.2 million, respectively, representing a decrease of 15.4%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016. Our decrease in revenues earned from fabrication work were partially offset by the LEEVAC acquisition which added $21.8 million in revenue for the three months ended March 31, 2016. Pass-through costs as a percentage of revenue were 40.0% and 44.7% for the three-months ended March 31, 2016 and 2015, respectively. Pass-through costs, as described in Note 4 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
Gross profit - Our gross profit for the three months ended March 31, 2016 and 2015 was $5.7 million (6.8% of revenue) and $4.4 million (4.5% of revenue), respectively. Our gross profit improved compared to first quarter of 2015 primarily due to cost cutting efforts.

General and administrative expenses - Our general and administrative expenses were $4.5 million for the three months ended March 31, 2016, compared to $4.3 million for the three months ended March 31, 2015. The increase in general and administrative expenses for the three months ended March 31, 2016 was primarily attributable to:

•	an increase of stock-based compensation expense of $292,000, and

•	acquisition related expenses of $79,000; partially offset by

•	cost cutting efforts implemented as a result of the downturn in the oil and gas industry.
Interest expense, net - The Company had net interest expense of $44,000 for the three months ended March 31, 2016 compared to net interest expense of $31,000 for the three months ended March 31, 2015. The increase in net interest expense for the three months ended March 31, 2016 was primarily driven by an increase in the interest rate and an increase to the amounts of letters of credit issued compared to the first quarter of 2015.
Other income (expense) - Our increase in other income of $395,000 for the three months ended March 31, 2016 relates to gains on the sale of two cranes at our Texas facility with no such gains during 2015.

Income taxes - Our effective income tax rate for the three months ended March 31, 2016 was 37.0%, compared to an effective tax rate of 34.6% for the comparable period during 2015. The increase in our effective rate is due to the effect of state income taxes from income generated within Louisiana with no offsetting tax benefit from losses generated within Texas.
Operating Segments

Fabrication
	2016	2015	$ Change	%
Revenue	$23,829	$56,933	$(33,104)	(58.1)%
Gross profit (loss)	41	(256)	297	(116.0)%
Gross profit (loss) percentage	0.2%	(0.4)%		0.6%

General and administrative expenses	1,323	2,694	(1,371)	(50.9)%
Operating loss	(1,282)	(2,950)

Revenue decreased $33.1 million for the three months ended March 31, 2016 compared to the prior year period. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016.
Gross profit increased $0.3 million for the three months ended March 31, 2016 compared to a gross loss of $0.3 million for the three months ended March 31, 2015 primarily due to cost cutting measures implemented during 2015 in response to the downturn in the oil and gas industry.

General and administrative expenses decreased $1.4 million for the three months ended March 31, 2016 compared to the prior year period due to cost cutting measures implemented during 2015 in response to the downturn in the oil and gas industry.

Shipyards
	2016	2015	$ Change	%
Revenue	$34,120	$19,481	$14,639	75.1%
Gross profit	2,329	2,441	(112)	(4.6)%
Gross profit percentage	6.8%	12.5%		(5.7)%

General and administrative expenses	1,806	431	1,375	319.0%
Operating income	523	2,010

Revenue increased $14.6 million for the three months ended March 31, 2016 compared to the prior year period due to the LEEVAC acquisition which added $21.8 million in revenue for the three months ended March 31, 2016.

Gross profit decreased $0.1 million for the three months ended March 31, 2016 compared to the prior year period due to lower margins related to recent bid work and lower utilization levels at our facilities.

General and administrative expenses increased $1.4 million for the three months ended March 31, 2016 compared to the prior year period primarily due to the LEEVAC acquisition.

Services
	2016	2015	$ Change	%
Revenue	$26,559	$24,788	$1,771	7.1%
Gross profit	3,331	2,263	1,068	47.2%
Gross profit percentage	12.5%	9.1%		3.4%

General and administrative expenses	1,236	985	251	25.5%
Operating income	2,095	1,278

Revenue increased $1.8 million for the three months ended March 31, 2016 compared to the prior year period due to increases in the scope of two large offshore service projects.

Gross profit increased $1.1 million for the three months ended March 31, 2016 compared to the prior year period due to increases in revenues and improved absorption of fixed costs.

General and administrative expenses increased $0.3 million for the three months ended March 31, 2016 compared to the prior year period due to additional administrative support costs related to increases in activity.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At March 31, 2016 we had no amounts outstanding under our credit facility, $20.5 million in outstanding letters of credit, and cash and cash equivalents totaling $39.2 million, compared to $34.8 million at December 31, 2015. Working capital was $67.1 million and our ratio of current assets to current liabilities was 2.29 to 1 at March 31, 2016. Our primary source of cash for the three months ended March 31, 2016, was related to the collection of accounts receivable under various customer contracts and sales of two cranes at our Texas facility for $5.4 million. At March 31, 2016, our contracts receivable balance was $45.3 million of which we have subsequently collected $18.3 million through April 25, 2016.
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar for dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the acquisition. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $112.0 million of incremental contract backlog primarily for four new build construction projects to be delivered in 2016 and 2017. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities.

We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80 million revolving credit facility maturing January 2, 2017. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement. The amendment (i) extended the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increased the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increased the letter of credit fee, subject to certain limited exceptions, to 2.00% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limited the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million. Under the amendment our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus

a)	50% of net income earned in each quarter beginning March 31, 2016 and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At March 31, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $20.5 million, reducing the unused portion of our credit facility for additional letters of credit and general corporate purposes to $59.5 million and $20.0 million, respectively. As of March 31, 2016, we were in compliance with all covenants.

Our primary liquidity requirements are for the costs associated with fabrication projects and capital expenditures. We anticipate capital expenditures for the remainder of 2016 to be approximately $7.5 million primarily for the following:

•	computer system upgrades,

•	improvement of bulkhead at our Houma facility, and

•	improvements to our newly acquired facilities

In February 2016, our Board of Directors approved a decrease in our quarterly dividend to $0.01 in an effort to conserve cash. On April 28, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable May 26, 2016 to shareholders of record on May 12, 2016.

We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.
Cash Flow Activities
For the three months ended March 31, 2016 net cash used in operating activities was $1.7 million, compared to $16.5 million in net cash provided by operating activities for the three months ended March 31, 2015. The increase in cash used in operations for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to decreased collections of contract receivables during the first quarter of 2016 as compared to 2015 and the amortization of deferred revenue of $1.2 million during the first quarter of 2016 related to contracts acquired in the LEEVAC acquisition.
Net cash provided by investing activities for the three months ended March 31, 2016 was $6.2 million, compared to cash used in investing activities of $1.0 million for the three months ended March 31, 2015. The increase in cash provided by investing activities is primarily due to cash received from the sale of two cranes at our Texas facility for $5.4 million and $1.6 million of cash acquired in the LEEVAC acquisition.
Net cash used in financing activities for the three months ended March 31, 2016 and 2015 was $0.1 million and $1.5 million, respectively. The decrease is due to the reduction in the cash dividend in 2016 approved by our Board of Directors in order to conserve cash.
Contractual Obligations
There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended March 31, 2016. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

There have been no changes during the fiscal quarter ended March 31, 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 6. Exhibits.

2.1
Asset Purchase Agreement, dated December 23, 2015 by and among Gulf Island Shipyards, LLC, LEEVAC Shipyards, LLC and certain related affiliates, incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on December 23, 2015.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).
10.1	Fifteenth Amendment to Ninth Amended and and Restated Credit Facility, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 29, 2016.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.
99.1
Press release issued by the Company on April 28, 2016, announcing the scheduled time for the release of its 2016 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 28, 2016.

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
Jeffrey M. Favret

Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Date: May 5, 2016

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated December 23, 2015 by and among Gulf Island Shipyards, LLC, LEEVAC Shipyards, LLC and certain related affiliates, incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on December 23, 2015.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).
10.1	Fifteenth Amendment to Ninth Amended and and Restated Credit Facility, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 29, 2016.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.
99.1
Press release issued by the Company on April 28, 2016, announcing the scheduled time for the release of its 2016 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 28, 2016.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1