Form 10-Q
period 2016-06-30
GULF ISLAND FABRICATION INC
filed 2016-08-02
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 2, 2016 was 14,632,507.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$50,065	$34,828
Contracts receivable and retainage, net	40,501	47,060
Costs and estimated earnings in excess of billings on uncompleted contracts	11,272	12,822
Prepaid expenses and other	4,814	3,418
Inventory	18,932	12,936
Assets held for sale	—	4,805
Total current assets	125,584	115,869
Property, plant and equipment, net	213,689	200,384
Intangible assets, net	2,086	—
Other assets	672	670
Total assets	$342,031	$316,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,079	$13,604
Billings in excess of costs and estimated earnings on uncompleted contracts	7,328	7,081
Deferred revenue, current	16,466	—
Accrued contract losses	3,521	9,495
Accrued employee costs	8,127	6,831
Accrued expenses and other liabilities	2,474	890
Total current liabilities	49,995	37,901
Deferred revenue, noncurrent	1,408	—
Net deferred tax liabilities	25,724	21,825
Total liabilities	77,127	59,726
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,631,507 issued and outstanding at June 30, 2016 and 14,580,216 at December 31, 2015, respectively	10,499	10,352
Additional paid-in capital	97,520	96,194
Retained earnings	156,885	150,651
Total shareholders’ equity	264,904	257,197
Total liabilities and shareholders’ equity	$342,031	$316,923
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$81,502	$84,338	$165,481	$183,571
Cost of revenue	67,436	78,533	145,714	173,318
Gross profit	14,066	5,805	19,767	10,253
General and administrative expenses	5,062	3,726	9,547	8,019
Operating income	9,004	2,079	10,220	2,234
Other income (expense):
Interest expense	(88)	(50)	(138)	(87)
Interest income	2	7	8	13
Other income, net	42	17	440	20
	(44)	(26)	310	(54)
Net income before income taxes	8,960	2,053	10,530	2,180
Income taxes	3,420	696	4,001	740
Net income	$5,540	$1,357	$6,529	$1,440
Per share data:
Basic and diluted earnings per share - common shareholders	$0.37	$0.09	$0.44	$0.10
Cash dividend declared per common share	$0.01	$0.10	$0.02	$0.20
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
	(in thousands, except share data)
Balance at January 1, 2016	14,580,216	$10,352	$96,194	$150,651	$257,197
Net income	—	—	—	6,529	6,529
Vesting of restricted stock	51,291	(15)	(131)	—	(146)
Compensation expense restricted stock	—	162	1,457	—	1,619
Dividends on common stock	—	—	—	(295)	(295)
Balance at June 30, 2016	14,631,507	$10,499	$97,520	$156,885	$264,904
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$6,529	$1,440
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	320	400
Depreciation	12,878	13,140
Amortization of deferred revenue	(2,654)	—
Gain on sale of asset	(369)	(10)
Deferred income taxes	3,899	(715)
Compensation expense - restricted stock	1,619	1,153
Changes in operating assets and liabilities:
Contracts receivable and retainage	9,783	41,446
Costs and estimated earnings in excess of billings on uncompleted contracts	1,550	1,631
Prepaid expenses and other assets	(1,396)	946
Inventory	(1,234)	245
Accounts payable	(7,522)	(24,493)
Billings in excess of costs and estimated earnings on uncompleted contracts	247	(9,538)
Deferred revenue	(8,718)	—
Accrued employee costs	1,144	(516)
Accrued expenses	1,479	(2,803)
Accrued contract losses	(5,974)	(604)
Current income taxes	105	1,450
Net cash provided by operating activities	11,686	23,172
Cash flows from investing activities:
Capital expenditures	(3,290)	(2,953)
Net cash received in acquisition	1,588	—
Proceeds from the sale of equipment	5,548	10
Net cash provided by (used in) investing activities	3,846	(2,943)
Cash flows from financing activities:
Payments of dividends on common stock	(295)	(2,930)
Net cash used in financing activities	(295)	(2,930)
Net change in cash and cash equivalents	15,237	17,299
Cash and cash equivalents at beginning of period	34,828	36,085
Cash and cash equivalents at end of period	$50,065	$53,384
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company,” “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures. We operate and manage our business through three segments: Fabrication, Shipyards and Services. The Company’s principal corporate office is located in Houston, Texas and its fabrication facilities are located in Houma, Jennings and Lake Charles, Louisiana and San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; towboats; tugboats; offshore support vessels; dry docks; liftboats; tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations" (Topic 805) which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU became effective January 1, 2016. We had no measurement-period adjustments related to our acquisition of LEEVAC (see Note 2) during the three and six months ended June 30, 2016.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation" (Topic 718) which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of this ASU is not expected to have a material impact on our future Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases", which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures.

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification Topic 605, “Revenue Recognition.” ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 can be applied either retrospectively to each prior period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the effect of this new standard on our financial statements.

NOTE 2 - LEEVAC TRANSACTION

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments received from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing.

Included in our consolidated balance sheet as of June 30, 2016 are assets of $25.1 million and liabilities of $24.3 million related to the LEEVAC transaction. The results of LEEVAC are included in our consolidated statements operations for the three and six months ended June 30, 2016. Revenue and net income included in our results of operations and attributable to the assets and operations acquired in the LEEVAC transaction were $17.3 million and $1.5 million for the three months ended June 30, 2016 and $39.1 million and $751,000 for the six months ended June 30, 2016, respectively. Included in revenue and results of operations was recognition of $1.5 million and $2.7 million of deferred revenue for the three and six months ended June 30, 2016, respectively related to the values assigned to the contracts acquired in the LEEVAC transaction.
The facilities acquired in the LEEVAC transaction are leased and operated under lease and sublease agreements as follows:

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

Strategically, the LEEVAC transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. We acquired approximately $119.1 million of new build construction backlog inclusive of approximately $7.1 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2016 and 2017 for two customers. Additionally, we hired 380 employees representing substantially all of the former LEEVAC employees.

The tables below represents the total cash received as reported in our consolidated statements of cash flows and the corresponding preliminary fair values assigned to the assets and liabilities acquired from LEEVAC.

Assets:
Accounts receivable	$3,544
Inventory	4,938
Machinery and equipment	23,056
Intangible assets (leasehold interests)	2,123
Liabilities:
Accounts payable and accrued expenses	6,003
Deferred revenue and below market contracts	29,246
Net cash received upon the acquisition of LEEVAC	$1,588

Cash received upon acquisition of LEEVAC:
Seller payment for prepaid contracts (1)	$16,942
Surety payments related to assigned contracts (2)	7,125
24,067
Less:
Working capital assumed (3)	2,479
Net cash due to the Company at closing	1,588
4,067
Purchase price	$20,000
__________

(1)	Payment from sellers for customer payments received in advance of progress on contracts assigned to us concurrent with the closing of the LEEVAC transaction.

(2)	Payments from sellers' surety in connection with the release of further obligations related to contracts assigned to us concurrent with the closing of the LEEVAC transaction.

(3)	Amounts settled for working capital are subject to a working capital true up between us and LEEVAC.

Pro Forma Results of Acquisitions

The table below presents our pro forma results of operations for the three and six months ended June 30, 2015 assuming that we acquired substantially all of the assets and certain specified liabilities of LEEVAC on January 1, 2015 (in thousands):

Three Months Ended June 30, 2015		Pro forma adjustments
	Historical results	LEEVAC	Adj		Pro forma results
Revenue	$84,338	$24,375	$—		$108,713
Net income (loss)	$1,357	$(2,166)	$860	(1)	$51

Six Months Ended June 30, 2015		Pro forma adjustments
	Historical results	LEEVAC	Adj		Pro forma results
Revenue	$183,571	$49,093	$—		$232,664
Net income (loss)	$1,440	$(6,574)	$1,823	(1)	$(3,311)

______________
(1) Adjustments to historical results are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Effect of purchase price depreciation	$337	$537
Elimination of interest expense	523	1,286
	$860	$1,823

NOTE 3 – REVENUE AND CONTRACT COSTS
The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method using the percentage of labor hours incurred as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus labor costs and pass-through costs incurred on the contract during the period. We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects. Consequently, pass-through costs are included in revenue but have no impact on the gross profit realized for that particular period. Our pass-through costs as a percentage of revenue for each period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pass-through costs as a percentage of revenues	35.1%	39.5%	37.6%	39.5%

Costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 2016 was $11.3 million with $1.9 relating to one major customer. Billings in excess of costs and estimated earnings at June 30, 2016 was $7.3 million and included advances of $5.0 million from three major customers.
Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At June 30, 2016, we included $2.4 million in revenue related to change orders on four projects which have been approved as to scope but not price. We expect to resolve these change orders before the end of the third quarter of 2016. During the six months ended June 30, 2016, we recorded a loss of $488,000 for a single customer related to revenue on change orders recognized in prior periods.
During the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project we delivered to our customer in November 2015. No amounts with respect to these disputed change orders are included on our consolidated balance sheet or recognized in revenue in our consolidated statement of operations as of and for the three and six months ended June 30, 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion these contract losses from our customer.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at June 30, 2016, $24.9 million, or 61.4%, is with five customers. The significant projects for these five customers consist of:

•	offshore services projects for two oil and gas customers in our Services segment;

•	the fabrication and repair to a deepwater structure for one of our oil and gas customers in our Fabrication segment;

•	the fabrication of tendon support buoys for one of our oil and gas customers in our Fabrication segment; and

•	the fabrication of an offshore deck platform for one of our oil and gas customers in our Fabrication segment.
At June 30, 2016, we included an allowance for bad debt of $385,498 in our contract receivable balance.

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

LEEVAC transaction - We recorded the assets and liabilities acquired from LEEVAC at their estimated fair values. See Note 2. The preliminary values assigned for the valuation of the machinery and equipment we acquired were estimated primarily using the cost method. The cost method uses the concept of replacement and/or reproductive cost of the asset less depreciation due to physical, functional and economic factors, including obsolescence. The preliminary values assigned to the intangible assets (leasehold interest) and below market contracts were calculated using the income method by applying a discounted cash flow model to the differences between the forecasted cash flows and market rates. The significant estimates and assumptions used in calculating these estimates are generally unobservable in the marketplace and reflect management’s estimates of assumptions that market participants would use. Accordingly, we have determined that the fair values assigned to the assets and liabilities acquired in the LEEVAC transaction fall within Level 3 of the fair value hierarchy.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted:
Numerator:
Net Income	$5,540	$1,357	$6,529	$1,440
Less: Distributed and undistributed income (unvested restricted stock)	60	24	68	48
Net income attributable to common shareholders	$5,480	$1,333	$6,461	$1,392
Denominator:
Weighted-average shares (1)	14,631	14,540	14,616	14,540
Basic and diluted earnings per share - common shareholders	$0.37	$0.09	$0.44	$0.10
______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility maturing January 2, 2017. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement.

The amendment (i) extends the term of the credit agreement from February 29, 2016 to January 2, 2017; (ii) increases the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increases the letter of credit fee, subject to certain limited exceptions, to 2.00% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limits the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million. Under the amendment, our financial covenants beginning with the quarter ending March 31, 2016 are as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus:

a)	50% of net income earned in each quarter beginning March 31, 2016, and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At June 30, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.5 million, reducing the unused portion of our credit facility for additional letters of credit to $75.5 million. As of June 30, 2016, we were in compliance with all covenants.

NOTE 8 - SEGMENT DISCLOSURES

Effective January 1, 2016, we acquired the assets and certain specified liabilities of LEEVAC (See Note 2). In connection with the LEEVAC transaction, management restructured the operation of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP. These segments consist of Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as LNG facilities. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats, and towboats. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

Services - Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. In addition, our Services division can fabricate packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other projects for state and local governments.

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are generally allocated to our segments except for those costs that are not directly related to the operations of our divisions. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30, 2016
	Fabrication	Shipyards (1), (2)	Services	Corp. & Eliminations	Consolidated
Revenue	$24,296	$29,373	$28,692	$(859)	$81,502
Gross profit	3,844	5,390	4,832	—	14,066
Operating income (loss)	2,178	3,394	3,496	(64)	9,004

Total assets	290,910	81,874	100,197	(130,950)	342,031
Depreciation expense	4,589	1,161	456	105	6,311
CAPEX	1,201	181	505	679	2,566

	Three Months Ended June 30, 2015
	Fabrication	Shipyards (1)	Services	Corp. & Eliminations	Consolidated
Revenue	$48,365	$14,760	$22,712	$(1,499)	$84,338
Gross profit	210	1,644	3,951	—	5,805
Operating income (loss)	(1,984)	1,224	2,922	(83)	2,079

Total assets	353,911	62,576	103,756	(163,852)	356,391
Depreciation expense	5,499	479	435	130	6,543
CAPEX	1,203	242	432	75	1,952

	Six Months Ended June 30, 2016
	Fabrication	Shipyards (1), (2)	Services	Corp. & Eliminations	Consolidated
Revenue	$48,125	$63,493	$55,251	$(1,388)	$165,481
Gross profit	3,886	7,720	8,161	—	19,767
Operating income (loss)	897	3,918	5,590	(185)	10,220

Total assets	290,910	81,874	100,197	(130,950)	342,031
Depreciation expense	9,444	2,327	898	209	12,878
CAPEX	1,311	216	1,047	716	3,290

	Six Months Ended June 30, 2015
	Fabrication	Shipyards (1)	Services	Corp. & Eliminations	Consolidated
Revenue	$105,298	$34,241	$47,500	$(3,468)	$183,571
Gross profit (loss)	(46)	4,085	6,214	—	10,253
Operating income (loss)	(4,934)	3,234	4,200	(266)	2,234

Total assets	353,911	62,576	103,756	(163,852)	356,391
Depreciation expense	11,059	958	865	258	13,140
CAPEX	1,683	334	861	75	2,953

____________

(1)
Included in our results of operations for our Shipyards segment were revenue and net income of $17.3 million and $1.5 million, for the three months ended June 30, 2016 and $39.1 million and $751,000 for the six months ended June 30, 2016, respectively, attributable to the assets and operations acquired in the LEEVAC transaction. No amounts were included in the comparable 2015 periods as the LEEVAC transaction was effective January 1, 2016. See also Note 2.

(2)
Included in revenue and results of operations was recognition of $1.5 million and $2.7 million of deferred revenue for the three and six months ended June 30, 2016, respectively related to the values assigned to contracts acquired in the LEEVAC transaction.

NOTE 9 – SUBSEQUENT EVENTS

On July 28, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable August 25, 2016 to shareholders of record on August 11, 2016.

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
Executive Summary

Our results of operations are affected primarily by (i) the level of exploration, development and completion activities maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, overseas locations, (ii) our ability to win contracts through competitive bidding or alliance/partnering arrangements, and (iii) our ability to effectively manage contracts to successful completion. The level of exploration and development activity throughout the energy industry is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, changes in technology, and changes in the regulatory environment.

Oil and gas price volatility has created significant uncertainty in global equity prices and overall market fundamentals within the energy industry. The downturn in oil and gas prices presents continued challenges in the near-term. Reductions in capital spending by our customers in the global oil and gas industry, relative to the already reduced spending levels in the prior year for exploration and production, introduces additional uncertainty to short- and long-term demand in offshore oil and gas project activity. The results of these actions have had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels.

We continue to respond to expected near-term decreases in capital spending by our customers by reducing our own discretionary spending. We have reduced the level of our workforce based on expected near-term work in all of our facilities and will continue to do so, as necessary. In the first half of 2016, we implemented strategies to reduce our overall cost structure and will continue to pursue opportunities to eliminate unnecessary spending. We are currently evaluating opportunities to dispose of assets that are either underperforming or not expected to provide sufficient long-term value.

Our recent acquisition of substantially all of LEEVAC's assets, as further discussed below, has provided assets and operations that are complementary to our existing marine fabrication business at an attractive value. The transaction provides us with more diversified product offerings and added approximately $119.1 million of new build construction backlog inclusive of approximately $7.1 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2016 and 2017 for two customers.

From a marketing perspective, we are increasing our focus on obtaining marine fabrication projects outside of the oil and gas sector, certain petrochemical plant work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil and gas prices.

During the third and fourth quarter of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project that was delivered in November 2015. No amounts with respect to these disputed change orders are included on our balance sheet or recognized as revenue in our consolidated statement of operations as of and for the three and six months ended June 30, 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

LEEVAC Transaction

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments received from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing and added approximately $119.1 million of new build construction backlog inclusive of approximately $7.1 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2016 and 2017 for two customers. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market and further diversifies our fabrication capabilities. A description of the primary fabrication facility leases and subleases assumed and equipment acquired is as follows:

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

Operating Segments

In connection with the LEEVAC transaction, management restructured the operations of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP. These segments consist of Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas and marine industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as LNG facilities. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats, and towboats. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

Services - Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. In addition, our Services division can fabricate packaged skid units and provide various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other projects for state and local governments.

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are generally allocated to our segments except for those costs that are not directly related to the operations of our divisions. Intersegment revenues are priced at the estimated fair value of work performed.

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

Our backlog at June 30, 2016, March 31, 2016 and December 31, 2015 consisted of the following (in thousands, except for percentages):

	June 30, 2016		March 31, 2016		December 31, 2015
Segment	$'s	Labor hours	$'s	Labor hours	$'s	Labor hours
Fabrication	41,126	431	$48,828	524	$62,006	724
Shipyards	93,912	629	119,984	843	131,660	886
Services	22,540	209	28,316	308	38,761	304
Intersegment eliminations	(41)	—	(60)	—	(16)	—
Total backlog (1)	$157,537	1,269	$197,068	1,675	$232,411	1,914

	Number	Percentage	Number	Percentage	Number	Percentage
Major customers (2)	two	57.4%	three	70.0%	five	76.1%

	$'s	Percentage	$'s	Percentage	$'s	Percentage
Deepwater locations	31,272	19.9%	$41,269	20.9%	$47,077	20.3%
Foreign locations	15,917	10.1%	$16,984	8.6%	$26,184	11.3%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2016 (3)	134,391	85.3%
2017 (3)	23,146	14.7%
	$157,537

___________

1.
Backlog as of June 30, 2016 includes commitments received through July 28, 2016. We exclude suspended projects from contract backlog that are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Our backlog also includes the new build construction that was acquired in the LEEVAC transaction on January 1, 2016. Included in our backlog at June 30, 2016, is $4.4 million of non-cash revenue related to purchase price fair value of contracts acquired in the LEEVAC transaction and included in deferred revenue in our consolidated Balance sheet at June 30, 2016.

2.	At June 30, 2016, projects for our two largest customers in terms of revenue backlog consisted of:

(i)	two large petroleum supply vessels for one customer in our Shipyards segment, which commenced in the second quarter of 2013 and will be completed during the second quarter of 2017.

(ii)	two large multi-purpose service vessels for one customer in our Shipyards segment, which commenced in the first quarter of 2014 and will be completed during the third quarter of 2017;

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
As of June 30, 2016, we had 1,472 employees and 229 contract employees inclusive of 380 employees hired in the LEEVAC transaction, compared to 1,255 employees and 71 contract employees as of December 31, 2015.
Labor hours worked were 1.6 million during the six months ended June 30, 2016, compared to 1.5 million for the six months ended June 30, 2015. The overall increase in labor hours worked for the three months ended June 30, 2016 was due to

456,000 labor hours worked from projects acquired in the LEEVAC transaction partially offset by a reduction in fabrication activity due primarily to the downturn in the oil and gas industry .

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 (in thousands, except for percentages):
Consolidated

	Three Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$81,502	$84,338	$(2,836)	(3.4)%
Cost of revenue	67,436	78,533	(11,097)	(14.1)%
Gross profit	14,066	5,805	8,261	142.3%
Gross profit percentage	17.3%	6.9%
General and administrative expenses	5,062	3,726	1,336	35.9%
Operating income	9,004	2,079	6,925	333.1%
Other income (expense):
Interest expense	(88)	(50)	(38)
Interest income	2	7	(5)
Other income, net	42	17	25
	(44)	(26)	(18)	(69.2)%
Net income before income taxes	8,960	2,053	6,907	336.4%
Income taxes	3,420	696	2,724	391.4%
Net income	$5,540	$1,357	$4,183	308.3%
Revenue - Our revenue for the three months ended June 30, 2016 and 2015 were $81.5 million and $84.3 million, respectively, representing a decrease of 3.4%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards primarily as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore projects in our Fabrication segment. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016. Our decrease in revenue earned from offshore fabrication work was partially offset by the results of the LEEVAC entities subject to the January 1, 2016 transaction (see LEEVAC Transaction above), which contributed $17.3 million in revenue for the three months ended June 30, 2016. Pass-through costs as a percentage of revenue were 35.1% and 39.5% for the three-months ended June 30, 2016 and 2015, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
Gross profit - Our gross profit for the three months ended June 30, 2016 and 2015 was $14.1 million (17.3% of revenue) and $5.8 million (6.9% of revenue), respectively. Our gross profit improved compared to second quarter of 2015 primarily due to the LEEVAC transaction, improvements in profitability estimates realized on jobs and cost cutting efforts as described in our Executive Summary.

General and administrative expenses - Our general and administrative expenses were $5.1 million for the three months ended June 30, 2016, compared to $3.7 million for the three months ended June 30, 2015. The increase in general and administrative expenses for the three months ended June 30, 2016 was primarily attributable to the operations acquired in the LEEVAC transaction and bonus expense, partially offset by cost cutting efforts implemented during 2016.

Interest expense, net - The Company had net interest expense of $86,000 for the three months ended June 30, 2016 compared to net interest expense of $43,000 for the three months ended June 30, 2015. The increase was primarily driven by an increase in the cost of unused credit facility fees under our credit agreement.
Other income, net - Other income increased $25,000 for the three months ended June 30, 2016. The increase was primarily due to gains on sales of assets from our Services division.

Income taxes - Our effective income tax rate for the three months ended June 30, 2016 was 38.2%, compared to an effective tax rate of 34.0% for the comparable period during 2015. The increase in our effective rate is due to the effect of state income taxes from income generated within Louisiana with no offsetting tax benefit from losses generated within Texas.
Operating Segments

Fabrication	Three Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$24,296	$48,365	$(24,069)	(49.8)%
Gross profit	$3,844	$210	$3,634	1,730.5%
Gross profit percentage	15.8%	0.4%		15.4%
General and administrative expenses	$1,666	$2,194	$(528)	(24.1)%
Operating income (loss)	$2,178	$(1,984)

Revenue decreased $24.1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016.
Gross profit increased $3.6 million for the three months ended June 30, 2016 compared to $210,000 for the three months ended June 30, 2015 primarily due to progress during the three months ended June 30, 2015 on a large deepwater project netting minimal profit margins and, to a lesser extent, cost cutting measures implemented during 2016 in response to the downturn in the oil and gas industry.

General and administrative expenses decreased $528,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to cost cutting measures implemented during 2016 in response to the downturn in the oil and gas industry.

Shipyards	Three Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue (1)	$29,373	$14,760	$14,613	99.0%
Gross profit (1)	$5,390	$1,644	$3,746	227.9%
Gross profit percentage	18.4%	11.1%		7.3%
General and administrative expenses	$1,996	$420	$1,576	375.2%
Operating income (1)	$3,394	$1,224
___________

(1)
Included in revenue and results of operations was recognition of $1.5 million of deferred revenue for the three months ended June 30, 2016, related to the values assigned to the contracts acquired in the LEEVAC transaction.

Revenue increased $14.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to the results of the LEEVAC entities subject to the January 1, 2016 transaction (see LEEVAC Transaction above), which contributed $17.3 million in revenue for the three months ended June 30, 2016.

Gross profit increased $3.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to the LEEVAC transaction as well as increases in profitability estimates for other jobs in progress due to cost cutting measures implemented during 2016.

General and administrative expenses increased $1.6 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to the expenses associated with the operations acquired in the LEEVAC transaction and bonus expense.

Services	Three Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$28,692	$22,712	$5,980	26.3%
Gross profit	$4,832	$3,951	$881	22.3%
Gross profit percentage	16.8%	17.4%		(0.6)%
General and administrative expenses	$1,336	$1,029	$307	29.8%
Operating income	$3,496	$2,922

Revenue increased $6.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to increases in the scope of two large offshore service projects.

Gross profit increased $881,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to increases in revenues and improved absorption of fixed costs resulting from an increase in labor hours worked.

General and administrative expenses increased $307,000 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to bonuses and additional administrative support costs related to increases in activity.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 (in thousands, except for percentages):
Consolidated

	Six Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$165,481	$183,571	$(18,090)	(9.9)%
Cost of revenue	145,714	173,318	(27,604)	(15.9)%
Gross profit	19,767	10,253	9,514	92.8%
Gross profit percentage	11.9%	5.6%
General and administrative expenses	9,547	8,019	1,528	19.1%
Operating income	10,220	2,234	7,986	357.5%
Other income (expense):
Interest expense	(138)	(87)	(51)
Interest income	8	13	(5)
Other income, net	440	20	420
	310	(54)	364	674.1%
Net income before income taxes	10,530	2,180	8,350	383.0%
Income taxes	4,001	740	3,261	440.7%
Net income	$6,529	$1,440	$5,089	353.4%
Revenue - Our revenue for the six months ended June 30, 2016 and 2015 were $165.5 million and $183.6 million, respectively, representing a decrease of 9.9%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards primarily as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore projects in our Fabrication segment. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016. Our decrease in revenue earned from offshore fabrication work was partially offset by the results of the LEEVAC entities subject to the January 1, 2016 transaction (see LEEVAC Transaction above), which contributed $39.1 million in revenue for the six months ended June 30, 2016. Pass-through costs as a percentage of revenue were 37.6% and 39.5% for the six months ended June 30, 2016 and 2015, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit - Our gross profit for the six months ended June 30, 2016 and 2015 was 19.8 million (11.9% of revenue) and 10.3 million (5.6% of revenue), respectively. Our gross profit improved compared to 2015 primarily due to the LEEVAC transaction, improvements in profitability estimates realized on jobs as well as cost cutting efforts implemented during 2016.

General and administrative expenses - Our general and administrative expenses were $9.5 million for the six months ended June 30, 2016, compared to $8.0 million for the six months ended June 30, 2015. The increase in general and administrative expenses for the six months ended June 30, 2016 was primarily attributable to:

•	an increase of stock-based compensation expense of $466,000, and

•	the LEEVAC transaction; partially offset by

•	cost cutting efforts implemented as a result of the downturn in the oil and gas industry.
Interest expense, net - The Company had net interest expense of $130,000 for the six months ended June 30, 2016 compared to net interest expense of $74,000 for the six months ended June 30, 2015. The increase in net interest expense for the six months ended June 30, 2016 was primarily driven by an increase in the cost of unused credit facility fees under our credit agreement.
Other income, net - Other income increased $420,000 for the six months ended June 30, 2016. The increase was primarily due to gains of $369,000 related to the sale of two cranes at our Texas facility as well as sales of smaller assets by our Shipyards division.
Income taxes - Our effective income tax rate for the six months ended June 30, 2016 was 38.0%, compared to an effective tax rate of 34.0% for the comparable period during 2015. The increase in our effective rate is due to the effect of state income taxes from income generated within Louisiana with no offsetting tax benefit from losses generated within Texas.
Operating Segments

Fabrication	Six Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$48,125	$105,298	$(57,173)	(54.3)%
Gross profit (loss)	$3,886	$(46)	$3,932	(8,547.8)%
Gross profit (loss) percentage	8.1%	—%		8.1%
General and administrative expenses	$2,989	$4,888	$(1,899)	(38.9)%
Operating income (loss)	$897	$(4,934)

Revenue decreased $57.2 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. We completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016.
Gross profit increased $3.9 million for the six months ended June 30, 2016 compared to a gross loss of $46,000 for the six months ended June 30, 2015. The increase is primarily due to progress during the six months ended June 30, 2015 on a large deepwater project netting minimal profit margins and, to a lesser extent, cost cutting measures implemented during 2016 in response to the downturn in the oil and gas industry.

General and administrative expenses decreased $1.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to cost cutting measures implemented during 2016 in response to the downturn in the oil and gas industry.

Shipyards	Six Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue (1)	$63,493	$34,241	$29,252	85.4%
Gross profit (1)	$7,720	$4,085	$3,635	89.0%
Gross profit percentage	12.2%	11.9%		0.3%
General and administrative expenses	$3,802	$851	$2,951	346.8%
Operating income (1)	$3,918	$3,234
____________

(1)
Included in revenue and results of operations was recognition of $2.7 million of deferred revenue for the six months ended June 30, 2016, related to the values assigned to the contracts acquired in the LEEVAC transaction.

Revenue increased $29.3 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the results of the LEEVAC entities subject to the January 1, 2016 transaction (see LEEVAC Transaction above), which contributed $39.1 million in revenue for the six months ended June 30, 2016.

Gross profit increased $3.6 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to the LEEVAC transaction as well as increases in profitability estimates for other jobs in progress due to cost cutting measures.

General and administrative expenses increased $3.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to bonuses and the expenses associated with the operations acquired in the LEEVAC transaction.

Services	Six Months Ended June 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$55,251	$47,500	$7,751	16.3%
Gross profit	$8,161	$6,214	$1,947	31.3%
Gross profit percentage	14.8%	13.1%		1.7%
General and administrative expenses	$2,571	$2,014	$557	27.7%
Operating income	$5,590	$4,200

Revenue increased $7.8 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increases in the scope of two large offshore service projects.

Gross profit increased $1.9 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to increases in revenues and improved absorption of fixed costs resulting from an increase in labor hours worked.

General and administrative expenses increased $557,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 due to bonuses and additional administrative support costs related to increases in activity.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At June 30, 2016 we had no amounts outstanding under our credit facility, $4.5 million in outstanding letters of credit, and cash and cash equivalents totaling $50.1 million, compared to $34.8 million at December 31, 2015. Working capital was $75.6 million and our ratio of current assets to current liabilities was 2.51 to 1 at June 30, 2016. Our primary source of cash for the six months ended June 30, 2016, was related to the collection of accounts receivable under various customer contracts and sales of two cranes at our Texas facility for $5.5 million. At June 30, 2016, our contracts receivable balance was $40.5 million of which we have subsequently collected $24.1 million through July 29, 2016.
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. Strategically, the transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. At the date of transaction, we acquired approximately $119.1 million of new build construction backlog inclusive of approximately $7.1 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2016 and 2017 for two customers. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees.

We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility maturing January 2, 2017. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement. The amendment (i) extends the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increases the commitment fee on undrawn amounts from 0.25% to

0.50% per annum; (iii) increases the letter of credit fee, subject to certain limited exceptions, to 2.00% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limits the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million. Under the amendment our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus

a)	50% of net income earned in each quarter beginning March 31, 2016 and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At June 30, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.5 million, reducing the unused portion of our credit facility for additional letters of credit to $75.5 million. As of June 30, 2016, we were in compliance with all covenants.

Our primary liquidity requirements are for the costs associated with servicing projects and capital expenditures in our Fabrication and Shipyards segments. In particular, as further discussed at note 2 in our Notes to Consolidated Financial Statements, in connection with the LEEVAC transaction, we received at closing a net cash amount that included consideration for billings in excess of costs and estimated earnings on uncompleted contracts and other payments from sureties representing pre-payment on the partially constructed vessels totaling $24.1 million. Consequently, there will be required cash outflows for costs associated with the prepaid amounts without corresponding milestone billings. We anticipate capital expenditures for the remainder of 2016 to be approximately $4.3 million primarily for the following:

•	extension of one of our drydocks,

•	improvement of bulkhead at our Houma facility, and

•	improvements to our newly acquired facilities

In February 2016, our Board of Directors approved a decrease in our quarterly dividend to $0.01 in an effort to conserve cash. On July 28, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable August 25, 2016 to shareholders of record on August 11, 2016.

We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.
Cash Flow Activities
For the six months ended June 30, 2016 net cash provided by operating activities was $11.7 million, compared to $23.2 million for the six months ended June 30, 2015. The decrease in cash provided by operations was primarily due to decreased collections of contract receivables during 2016 somewhat offset by lower cash required for trade payables due to the overall reduced activity levels in our Fabrication segment in the first half of 2016 as compared to 2015.
Net cash provided by investing activities for the six months ended June 30, 2016 was $3.8 million, compared to cash used in investing activities of $2.9 million for the six months ended June 30, 2015. The increase in cash provided by investing activities is primarily due to cash received from the sale of two cranes at our Texas facility for $5.5 million and $1.6 million of cash acquired in the LEEVAC transaction.
Net cash used in financing activities for the six months ended June 30, 2016 and 2015 was $295,000 and $2.9 million, respectively. The decrease is due to the reduction in the cash dividend in 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended June 30, 2016. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
There have been no changes during the fiscal quarter ended June 30, 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date: August 2, 2016

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
99.1
Press release issued by the Company on July 28, 2016, announcing the scheduled time for the release of its 2016 first quarter earnings and its quarterly conference call, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on July 28, 2016.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Income,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1