Form 10-Q
period 2016-09-30
GULF ISLAND FABRICATION INC
filed 2016-11-02
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 2, 2016 was 14,644,507.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$55,642	$34,828
Contracts receivable and retainage, net	26,619	47,060
Costs and estimated earnings in excess of billings on uncompleted contracts	18,679	12,822
Prepaid expenses and other assets	4,034	3,418
Inventory	18,281	12,936
Assets held for sale	—	4,805
Total current assets	123,255	115,869
Property, plant and equipment, net	211,215	200,384
Intangible assets, net	2,069	—
Other assets	673	670
Total assets	$337,212	$316,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,654	$13,604
Billings in excess of costs and estimated earnings on uncompleted contracts	7,154	7,081
Deferred revenue, current	14,178	—
Accrued contract losses	1,494	9,495
Accrued employee costs	8,493	6,831
Accrued expenses and other liabilities	3,510	890
Total current liabilities	43,483	37,901
Deferred revenue, noncurrent	2,029	—
Other long-term liabilities	109	—
Net deferred tax liabilities	25,476	21,825
Total liabilities	71,097	59,726
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,632,507 issued and outstanding at September 30, 2016 and 14,580,216 at December 31, 2015, respectively	10,579	10,352
Additional paid-in capital	98,256	96,194
Retained earnings	157,280	150,651
Total shareholders’ equity	266,115	257,197
Total liabilities and shareholders’ equity	$337,212	$316,923
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$65,384	$67,531	$230,864	$251,102
Cost of revenue	60,125	75,368	205,839	248,686
Gross profit (loss)	5,259	(7,837)	25,025	2,416
General and administrative expenses	5,086	3,798	14,633	11,817
Asset impairment	—	6,600	—	6,600
Operating income (loss)	173	(18,235)	10,392	(16,001)
Other income (expense):
Interest expense	(110)	(39)	(248)	(126)
Interest income	12	8	20	21
Other income, net	599	—	1,039	20
	501	(31)	811	(85)
Net income (loss) before income taxes	674	(18,266)	11,203	(16,086)
Income taxes	133	(6,129)	4,134	(5,389)
Net income (loss)	$541	$(12,137)	$7,069	$(10,697)
Per share data:
Basic and diluted earnings (loss) per share - common shareholders	$0.04	$(0.84)	$0.48	$(0.74)
Cash dividend declared per common share	$0.01	$0.10	$0.03	$0.30
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2016	14,580,216	$10,352	$96,194	$150,651	$257,197
Net income	—	—	—	7,069	7,069
Vesting of restricted stock	52,291	(16)	(147)	—	(163)
Compensation expense - restricted stock	—	243	2,209	—	2,452
Dividends on common stock	—	—	—	(440)	(440)
Balance at September 30, 2016	14,632,507	$10,579	$98,256	$157,280	$266,115
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	Nine Months Ended September 30,

	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,069	$(10,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	422	400
Depreciation	19,262	19,674
Amortization of deferred revenue	(4,114)	—
Asset impairment	—	6,600
Gain on sale of assets	(924)	(10)
Deferred income taxes	3,651	(5,464)
Compensation expense - restricted stock	2,452	1,863
Changes in operating assets and liabilities:
Contracts receivable and retainage	22,287	43,501
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,834)	(237)
Prepaid expenses and other assets	915	2,072
Inventory	135	508
Accounts payable	(13,654)	(25,402)
Billings in excess of costs and estimated earnings on uncompleted contracts	(20)	(13,494)
Deferred revenue	(8,928)	—
Accrued employee costs	1,404	343
Accrued expenses	2,733	(2,369)
Accrued contract losses	(8,001)	1,367
Current income taxes	413	—
Net cash provided by operating activities	19,268	18,655
Cash flows from investing activities:
Capital expenditures	(5,415)	(5,052)
Net cash received in acquisition	1,588	—
Proceeds from the sale of equipment	5,813	10
Net cash provided by (used in) investing activities	1,986	(5,042)
Cash flows from financing activities:
Payments of dividends on common stock	(440)	(4,397)
Net cash used in financing activities	(440)	(4,397)
Net change in cash and cash equivalents	20,814	9,216
Cash and cash equivalents at beginning of period	34,828	36,085
Cash and cash equivalents at end of period	$55,642	$45,301
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc., together with its subsidiaries (the “Company,” “we” or “our”), is a leading fabricator of offshore drilling and production platforms and other specialized structures for the energy sectors. We operate and manage our business through three segments: Fabrication, Shipyards and Services. The Company’s principal corporate office is located in Houston, Texas and its fabrication facilities are located in Houma, Jennings and Lake Charles, Louisiana and San Patricio County, Texas. The Company’s principal markets are concentrated in the offshore regions and along the coast of the Gulf of Mexico. The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Gulf Island Fabrication, Inc. serves as a holding company and conducts all of its operations through its subsidiaries. Our Fabrication segment includes Gulf Island, L.L.C. and Gulf Marine Fabricators, L.P., both of which perform fabrication of offshore drilling and production platforms and other specialized structures used in the development and production of oil and gas reserves. Our Fabrication segment also fabricates structures for alternative energy customers as well as LNG facilities. Our Shipyards segment includes Gulf Island Marine Fabricators, L.L.C. and Gulf Island Shipyards, L.L.C., both of which perform marine vessel fabrication, construction, and repair services. Our Services segment includes Dolphin Services, L.L.C., which performs interconnect piping services and maintenance on offshore platforms and onshore facilities, and Dolphin Steel Sales, L.L.C., which sells steel plate and other steel products.
Structures and equipment fabricated by us include: jackets and deck sections of fixed production platforms; hull, tendon, and/or deck sections of floating production platforms (such as “TLPs”, “SPARs”, “FPSOs” and “MinDOCs”); piles; wellhead protectors; subsea templates; various production, compressor and utility modules; offshore living quarters; foundations for offshore wind projects; towboats; tugboats; offshore support vessels; dry docks; liftboats; tanks and barges. The Company also provides offshore interconnect pipe hook-up, inshore marine construction, manufacture and repair of pressure vessels, heavy lifts such as ship integration and TLP module integration, loading and offloading of jack-up drilling rigs, semi-submersible drilling rigs, TLPs, SPARs or other similar cargo, onshore and offshore scaffolding, piping insulation services, and steel warehousing and sales. For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
New Accounting Standards
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations" (Topic 805), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The ASU became effective January 1, 2016. See Note 2 for additional disclosure related to the assets and operations acquired in the LEEVAC transaction.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation" (Topic 718), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The application of this ASU is not expected to have a material impact on our future Consolidated Financial Statements and related disclosures.

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

NOTE 2 - LEEVAC TRANSACTION

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments received from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. During the quarter ended September 30, 2016, we presented our working capital true-up to the seller, which resulted in an additional $1.5 million due from the seller and an adjustment to the initial purchase price accounting values as further discussed below.

Included in our consolidated balance sheet as of September 30, 2016 are assets of $21.4 million and liabilities of $21.1 million from the LEEVAC transaction. The results of LEEVAC are included in our consolidated statements operations for the three and nine months ended September 30, 2016. Revenue and net income (loss) included in our results of operations and attributable to the assets and operations acquired in the LEEVAC transaction were $16.8 million and $(471,000) for the three months ended September 30, 2016, and $55.9 million and $280,000 for the nine months ended September 30, 2016, respectively. Revenue for the three and nine months ended September 30, 2016 included $1.5 million and $4.1 million in non-cash amortization of deferred revenue, respectively, related to the values assigned to the contracts acquired in the LEEVAC transaction.
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

•
Houma - Leased facilities from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division, for a 35 acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana. Payment terms are approximately $67,000 per month. The lease expires on the later of December 31, 2016 or 90 days following the completion of the first of two vessels currently under construction at the facility, but no later than August 31, 2017. Upon expiration, we have the option to extend the lease at market rates.

Strategically, the LEEVAC transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. We acquired approximately $121.2 million of new build construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2017 and 2018 for two customers. Additionally, we hired 380 employees representing substantially all of the former LEEVAC employees.

During the quarter ended September 30, 2016, we presented our working capital true-up to the seller, which resulted in an additional $1.5 million due from the seller that is included within prepaid expenses and other assets as of September 30, 2016. We have recorded adjustments to the initial purchase price accounting values based upon the actual working capital values that we presented. Our working capital true-up resulted from a $2.1 million reduction in the seller payment owed for prepaid contracts and a $3.6 million decrease in the actual value of working capital (primarily accounts receivable and accounts payable) that we received. We also recorded an adjustment of $2.1 million to the purchase price valuation allocated to machinery and equipment. The impact to depreciation expense recorded in prior periods as a result of the increase in purchase price allocated to machinery and equipment was determined to be immaterial. We expect to finalize our purchase price allocation during the fourth quarter of 2016. The tables below present the total cash received as reported in our consolidated statements of cash flows, the amount due from seller and the corresponding preliminary fair values assigned to the assets and liabilities acquired from LEEVAC which includes the effect of the working capital true-up and our updated valuation of machinery and equipment.

	As of June 30, 2016	Adjustment from working capital true-up	Valuation Adjustment	Fair Value
Assets:
Accounts receivable	$3,544	$(1,882)	$—	$1,662
Inventory	4,938	724	—	5,662
Prepaid expenses and other assets	—	57	—	57
Machinery and equipment	23,056	—	2,118	25,174
Intangible assets (leasehold interests)	2,123	—	—	2,123
Liabilities:				—
Accounts payable and accrued expenses	6,003	2,514	—	8,517
Deferred revenue and below market contracts	29,246	—	—	29,246
Net cash received and due from seller upon the acquisition of LEEVAC	$1,588	$3,615	$(2,118)	$3,085

	As of June 30, 2016	Adjustment from working capital true-up	Adjusted
Consideration received upon acquisition of LEEVAC:
Seller payment for prepaid contracts (1)	$16,942	$(2,118)	$14,824
Surety payments related to assigned contracts (2)	7,125	—	7,125
	24,067	(2,118)	21,949
Less:
Working capital assumed	2,479	(3,615)	(1,136)
Due from seller	—	1,497	1,497
Net cash due to the Company at closing	1,588	—	1,588
	4,067	(2,118)	1,949
Purchase price	$20,000	$—	$20,000
__________

(1)	Payment from sellers for customer payments received in advance of progress on contracts assigned to us concurrent with the closing of the LEEVAC transaction.

(2)	Payments from sureties in connection with the release of further obligations related to contracts assigned to us concurrent with the closing of the LEEVAC transaction.

Pro Forma Results of Acquisitions

The table below presents our pro forma results of operations for the three and nine months ended September 30, 2015 assuming that we acquired substantially all of the assets and certain specified liabilities of LEEVAC on January 1, 2015 (in thousands):

Three Months Ended September 30, 2015		Pro forma adjustments
	Historical results	LEEVAC	Adj		Pro forma results
Revenue	$67,531	$20,024	$—		$87,555
Net income (loss)	$(12,137)	$1,215	$30	(1)	$(10,892)

Nine Months Ended September 30, 2015		Pro forma adjustments
	Historical results	LEEVAC	Adj		Pro forma results
Revenue	$251,102	$69,117	$—		$320,219
Net income (loss)	$(10,697)	$(5,359)	$3,469	(1)	$(12,587)
______________
(1) Adjustments to historical results are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Effect of purchase price depreciation	$266	$803
Elimination of interest expense	406	1,692
Income taxes	(642)	974
	$30	$3,469

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pass-through costs as a percentage of revenues	33.8%	45.3%	35.0%	43.2%

Costs and estimated earnings in excess of billings on uncompleted contracts at September 30, 2016 was $18.7 million with $10.2 relating to two major customers. Billings in excess of costs and estimated earnings at September 30, 2016 was $7.2 million and included advances of $5.9 million from four major customers.
Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At September 30, 2016, we included $87,000 in revenue related to change orders on two projects which have been approved as to scope but not price. We expect to resolve these change orders before the end of the fourth quarter of 2016. During the nine months ended September 30, 2016, we recorded a loss of $358,000 for a single customer related to revenue on change orders recognized in prior periods that were not recovered in our final settlement with the customer.

During the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project we delivered to our customer in November 2015. No amounts with respect to these disputed change orders are included on our consolidated balance sheet or recognized in revenue in our consolidated statement of operations as of and for the three and nine months ended September 30, 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, marine companies, and their contractors. Of our contracts receivable balance at September 30, 2016, $12.1 million, or 45.6%, is with three customers. The significant projects for these three customers consist of:

•	offshore services projects for two oil and gas customers in our Services segment; and

•	the fabrication and repair to a deepwater structure for one of our oil and gas customers in our Fabrication segment.
At September 30, 2016, we included an allowance for bad debt of $623,425 in our contract receivable balance.
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

Impairment of Assets held for sale - During the third quarter of 2015, we recorded an impairment on assets held for sale consisting of a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012. Due to the sustained downturn in the oil and gas industry, our ability to effectively market these assets had been significantly limited and potential buyers were no longer expressing interest in the assets. As a result, we reassessed our estimate of fair value and recorded an impairment of $6.6 million. We reclassified the asset’s net realizable value of $3.7 million to inventory based on the estimated scrap value of these materials. We intend to use this inventory on future construction projects at our various fabrication facilities. We determined that our impairment of assets held for sale is a non-recurring fair value measurement that falls within Level 3 of the fair value hierarchy.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted:
Numerator:
Net Income (loss)	$541	$(12,137)	$7,069	$(10,697)
Less: Distributed and undistributed income (unvested restricted stock)	2	24	70	71
Net income attributable to common shareholders	$539	$(12,161)	$6,999	$(10,768)
Denominator:
Weighted-average shares (1)	14,633	14,543	14,621	14,541
Basic and diluted earnings (loss) per share - common shareholders	$0.04	$(0.84)	$0.48	$(0.74)
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

At September 30, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.5 million, reducing the unused portion of our credit facility for additional letters of credit to $75.5 million. As of September 30, 2016, we were in compliance with all covenants. We are in current negotiations with our lenders and intend to renew our credit facility during the fourth quarter of 2016.

NOTE 8 - SEGMENT DISCLOSURES

In connection with the LEEVAC transaction (See Note 2), management restructured the operation of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP. These segments consist of Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as LNG facilities. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats, and towboats. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

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

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are generally allocated to our segments except for those costs that are not directly related to the operations of our divisions. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30, 2016
	Fabrication	Shipyards (1), (2)	Services	Corp. & Eliminations	Consolidated
Revenue	$22,311	$23,060	$20,928	$(915)	$65,384
Gross profit	532	1,877	2,850	—	5,259
Operating income (loss)	(949)	(188)	1,310	—	173

Total assets	285,320	75,779	100,781	(124,668)	337,212
Depreciation expense	4,637	1,183	443	123	6,386
CAPEX	1,228	318	565	14	2,125

	Three Months Ended September 30, 2015
	Fabrication	Shipyards (1)	Services	Corp. & Eliminations	Consolidated
Revenue	$32,133	$12,936	$23,487	$(1,025)	$67,531
Gross profit (loss)	(14,009)	1,937	4,235	—	(7,837)
Operating income (loss)	(22,747)	1,545	3,241	(274)	(18,235)

Total assets	363,710	54,726	90,567	(171,967)	337,036
Depreciation expense	5,495	480	432	127	6,534
CAPEX	1,054	662	382	1	2,099

	Nine Months Ended September 30, 2016
	Fabrication	Shipyards (1), (2)	Services	Corp. & Eliminations	Consolidated
Revenue	$70,436	$86,553	$76,179	$(2,304)	$230,864
Gross profit	4,418	9,595	11,012	—	25,025
Operating income (loss)	(61)	3,720	6,893	(160)	10,392

Total assets	285,320	75,779	100,781	(124,668)	337,212
Depreciation expense	14,081	3,507	1,342	332	19,262
CAPEX	2,539	534	1,612	730	5,415

	Nine Months Ended September 30, 2015
	Fabrication	Shipyards (1)	Services	Corp. & Eliminations	Consolidated
Revenue	$137,431	$47,177	$70,987	$(4,493)	$251,102
Gross profit (loss)	(14,055)	6,022	10,449	—	2,416
Operating income (loss)	(27,681)	4,779	7,441	(540)	(16,001)

Total assets	363,710	54,726	90,567	(171,967)	337,036
Depreciation expense	16,554	1,438	1,297	385	19,674
CAPEX	2,737	998	1,243	74	5,052

____________

(1)
Included in our results of operations for our Shipyards segment were revenue and net income (loss) of $16.8 million and $(471,000), for the three months ended September 30, 2016, and $55.9 million and $280,000 for the nine months ended September 30, 2016, respectively, attributable to the assets and operations acquired in the LEEVAC transaction. No amounts were included in the comparable 2015 periods as the LEEVAC transaction was effective January 1, 2016. See also Note 2.

(2)
Revenue for the three and nine months ended September 30, 2016 includes $1.5 million and $4.1 million of non-cash amortization of deferred revenue, respectively, related to the values assigned to contracts acquired in the LEEVAC transaction.

NOTE 9 – SUBSEQUENT EVENTS

On October 27, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable November 23, 2016 to shareholders of record on November 10, 2016.

On October 21, 2016, a customer of our Shipyards’ segment announced it had received limited waivers from its lenders and noteholders through November 11, 2016 with respect to noncompliance with certain financial covenants included in the customer’s debt agreements. The customer also announced its debt agreements will require further negotiation and amendment. In the event our customer is unsuccessful in these efforts, the customer will consider other options including a possible reorganization under Chapter 11 of the Federal bankruptcy laws. At September 30, 2016, no contracts receivable were outstanding and deferred revenue exceeded our costs and estimated earnings in excess of billings on this contract. We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of its contract. Based on our evaluation to date, we do not believe that any loss on this contract is probable or estimable at this time.

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
Executive Summary

Oil and gas price volatility has created significant uncertainty in global equity prices and overall market fundamentals within the energy industry. The continued downturn in oil and gas prices presents continued challenges in the near-term. Reductions in capital spending by our customers in the global oil and gas industry, relative to the already reduced spending levels in the prior year for exploration and production, introduces additional uncertainty to short and long-term demand in offshore oil and gas project activity. The results of these actions have had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels.

We continue to respond to decreases in capital spending by our customers by reducing our own discretionary spending. Since the beginning of 2016, wage adjustments along with employee benefit reductions and overall cost reductions in all of our facilities have been implemented along with continued examination of all potential cost reductions associated with our business segments. We have reduced the level of our workforce based on booked work in all of our facilities and will continue to do so, as necessary. We continue to evaluate opportunities to dispose of assets that are either underperforming or not expected to provide sufficient long-term value.

From a marketing perspective, we have increased our focus on fabrication projects outside of the oil and gas sector, including certain large petrochemical plant module work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil and gas prices. Opportunities for Shipyard related projects remain strong with projects ranging from river cruise vessels to brown water tugs and river barges. Opportunities for our Services segment are expected to remain steady, consistent with current levels.

With no debt and $55.6 million in cash, we will continue to conserve our cash due to the uncertainty of both the severity and duration of the current oil and gas market downturn. We will, however, continue to explore opportunities for mergers or acquisitions that may exist. Our recent acquisition of substantially all of LEEVAC's assets, as further discussed below, has provided assets and operations that are complementary to our existing marine fabrication business at an attractive value. The transaction provides us with more diversified product offerings and added approximately $121.2 million of new build construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2017 and 2018 for two customers.

As previously disclosed, Jeff Favret has resigned from his position as Chief Financial Officer for the Company. This was due to personal reasons and not related to any disputes or disagreements with the Company. The company has retained his services as Manager of Strategic Alternatives and Initiatives. Kirk Meche, our President and Chief Executive Officer, has assumed the role of Interim-Chief Financial Officer with an executive search underway for a new permanent Chief Financial Officer.

During the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project that was delivered in November 2015. No amounts with respect to these disputed change orders are included on our balance sheet or recognized as revenue in our consolidated statement of operations as of and for the three and nine months ended September 30, 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

LEEVAC Transaction

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments received from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees. During the quarter, we presented our working capital true-up to the seller, which resulted in an additional $1.5 million due to us.

Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the Gulf South market, further diversifies our fabrication capabilities and added approximately $121.2 million of new build construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2016 and 2017 for two customers. A description of the primary fabrication facility leases and subleases assumed and equipment acquired is as follows:

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

•
Houma - Leased facilities from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division, for a 35 acre complex 26 miles from the Gulf of Mexico near Houma, LA. The lease expires on the later of December 31, 2016 or 90 days following the completion of the first of two vessels currently under construction at the facility, but no later than August 31, 2017. Upon expiration, we will have the option to extend the lease at market rates.

•
Machinery and equipment - Includes a new plasma cutter installed in 2013, eight crawler cranes ranging from 65-230 tons, 8 track cranes, 10 overhead cranes, six dry docks ranging from 1,500 to 3,500 tons, and a 200 ton module transporter.

Operating Segments

In connection with the LEEVAC transaction, management restructured the operations of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP. These segments consist of Fabrication, Shipyards and Services.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as LNG facilities. We perform these activities out of our fabrication yards in Houma, Louisiana and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats, and towboats. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

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
We continue to explore markets outside the oil & gas sector. We were recently awarded the fabrication of four modules associated with a U.S. ethane cracker project within our Fabrication segment. Included within our backlog is $60.4 million and approximately 602,000 labor hours associated with this project. We intend to perform this work at our Louisiana fabrication facilities.

Our backlog at September 30, 2016, June 30, 2016 and March 31, 2016 consisted of the following (in thousands, except for percentages):

	September 30, 2016		June 30, 2016		March 31, 2016
Segment	$'s	Labor hours	$'s	Labor hours	$'s	Labor hours
Fabrication	84,940	841	$41,126	431	$48,828	524
Shipyards	78,886	582	93,912	629	119,984	843
Services	17,386	163	22,540	209	28,316	308
Intersegment eliminations	—	—	(41)	—	(60)	—
Total backlog (1)	$181,212	1,586	$157,537	1,269	$197,068	1,675

	Number	Percentage	Number	Percentage	Number	Percentage
Major customers (2)	three	75.3%	two	57.4%	three	70.0%

	$'s	Percentage	$'s	Percentage	$'s	Percentage
Deepwater locations	15,775	8.7%	$31,272	19.9%	$41,269	20.9%
Foreign locations	13,519	7.5%	$15,917	10.1%	$16,984	8.6%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2016 (3)	71,841	39.6%
2017 (3)	87,255	48.2%
2018 (3)	22,116	12.2%
	$181,212

___________

1.
Backlog as of September 30, 2016 includes commitments received through October 27, 2016. We exclude suspended projects from contract backlog that are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Our backlog also includes the new build construction that was acquired in the LEEVAC transaction on January 1, 2016. Included in our backlog at September 30, 2016, is $5.1 million of non-cash revenue related to purchase price fair value of contracts acquired in the LEEVAC transaction and included in deferred revenue in our consolidated Balance sheet at September 30, 2016.

2.	At September 30, 2016, projects for our three largest customers in terms of revenue backlog consisted of:

(i)	two large petroleum supply vessels for one customer in our Shipyards segment, which commenced in the second quarter of 2013 and will be completed during the first and second quarter of 2017;

(ii)	two large multi-purpose service vessels for one customer in our Shipyards segment, which commenced in the first quarter of 2014 and will be completed during the first and second quarter of 2018; and
(iii) the fabrication of four modules associated with a U.S. ethane cracker project.

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
As of September 30, 2016, we had 1,336 employees and 163 contract employees inclusive of 380 employees hired in the LEEVAC transaction, compared to 1,255 employees and 71 contract employees as of December 31, 2015.

Labor hours worked were 2.3 million during the nine months ended September 30, 2016, compared to 2.1 million for the nine months ended September 30, 2015. The overall increase in labor hours worked for the three months ended September 30, 2016 was due to 636,000 labor hours worked from projects acquired in the LEEVAC transaction partially offset by a reduction in fabrication activity due primarily to the downturn in the oil and gas industry.

Results of Operations
Our results of operations are affected primarily by our ability to effectively manage contracts to a successful completion along with producing maximum efficiencies as it relates to manhours.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 (in thousands, except for percentages):
Consolidated

	Three Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$65,384	$67,531	$(2,147)	(3.2)%
Cost of revenue	60,125	75,368	(15,243)	(20.2)%
Gross profit (loss)	5,259	(7,837)	13,096	167.1%
Gross profit percentage	8.0%	(11.6)%
General and administrative expenses	5,086	3,798	1,288	33.9%
Asset impairment	—	6,600	(6,600)	n/a
Operating income	173	(18,235)	18,408	100.9%
Other income (expense):
Interest expense	(110)	(39)	(71)
Interest income	12	8	4
Other income, net	599	—	599
	501	(31)	532	1,716.1%
Net income (loss) before income taxes	674	(18,266)	18,940	103.7%
Income taxes	133	(6,129)	6,262	102.2%
Net income (loss)	$541	$(12,137)	$12,678	104.5%

Revenue - Our revenue for the three months ended September 30, 2016 and 2015 was $65.4 million and $67.5 million, respectively, representing a decrease of 3.2%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore projects in our Fabrication segment. During 2015, we completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside with no similar project in 2016. Our decrease in revenue earned from offshore fabrication work was partially offset by the results of the assets and operations acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $16.8 million in revenue for the three months ended September 30, 2016. Pass-through costs as a percentage of revenue were 33.8% and 45.3% for the three-months ended September 30, 2016 and 2015, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss)- Our gross profit (loss) for the three months ended September 30, 2016 and 2015 was $5.3 million (8.0% of revenue) and $(7.8) million, respectively. Our gross profit improved compared to third quarter of 2015 primarily due to contract losses of $14.3 million that were recorded during the third quarter of 2015 resulting from our inability to recover certain costs related to a deck and jacket for one of our deepwater projects. We had no such loss during the third quarter of 2016 and implemented cost cutting measures. This was partially offset by tighter margins within all of our segments due to a decrease in work as a result of the downturn in the oil and gas industry.

General and administrative expenses - Our general and administrative expenses were $5.1 million for the three months ended September 30, 2016, compared to $3.8 million for the three months ended September 30, 2015. The increase in general and administrative expenses for the three months ended September 30, 2016 was primarily attributable to the operations acquired in the LEEVAC transaction and bonus expense, partially offset by cost cutting efforts implemented during 2016.

Asset impairment - During the three months ended September 30, 2015, we recorded an asset impairment charge of $6.6 million related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract in 2012. Due to the sustained downturn in the energy sector, our ability to effectively market these assets was significantly limited, and we reassessed the asset’s net realizable value based on the estimated scrap value of the assets. We had no such impairments during the three months ended September 30, 2016.
Interest expense, net - The Company had net interest expense of $98,000 for the three months ended September 30, 2016 compared to net interest expense of $31,000 for the three months ended September 30, 2015. The increase was primarily driven by an increase in the cost of unused credit facility fees under our credit agreement.
Other income, net - Other income increased $599,000 for the three months ended September 30, 2016. The increase was primarily due to gains on sales of assets from our Fabrication division.
Income taxes - Our effective income tax rate for the three months ended September 30, 2016 was 19.7%, compared to an effective tax rate of 34.0% for the comparable period during 2015. The change in our effective rate is due to the decrease in our effective rate for the year-to-date period.
Operating Segments

Fabrication	Three Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$22,311	$32,133	$(9,822)	(30.6)%
Gross profit (loss)	$532	$(14,009)	$14,541	103.8%
Gross profit percentage	2.4%	(43.6)%		46.0%
General and administrative expenses	$1,481	$2,138	$(657)	(30.7)%
Asset impairment	$—	$6,600	$(6,600)	n/a
Operating income (loss)	$(949)	$(22,747)

Revenue decreased $9.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects.

Gross profit increased $14.5 million to $532,000 for the three months ended September 30, 2016 compared to a gross loss of $14.0 million for the three months ended September 30, 2015 due to contract losses of $14.3 million that were recorded during the third quarter of 2015 resulting from our inability to recover certain costs related to a deck and jacket for one of our deepwater projects. We had no such loss during the third quarter of 2016 and implemented cost cutting measures in response to decreases in work at our fabrication facilities.

General and administrative expenses decreased $657,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to cost cutting measures implemented during 2016 in response to decreases in work at our fabrication facilities.

Asset impairment - During the three months ended September 30, 2015, we recorded an asset impairment charge of $6.6 million related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract in 2012. Due to the sustained downturn in the energy sector, our ability to effectively market these assets was significantly limited, and we reassessed the asset’s net realizable value based on the estimated scrap value of the assets. We had no such impairments during the three months ended September 30, 2016.

Shipyards	Three Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue (1)	$23,060	$12,936	$10,124	78.3%
Gross profit (1)	$1,877	$1,937	$(60)	(3.1)%
Gross profit percentage	8.1%	15.0%		(6.9)%
General and administrative expenses	$2,065	$392	$1,673	426.8%
Operating income (loss) (1)	$(188)	$1,545
___________

(1)
Revenue for the three months ended September 30, 2016, includes $1.5 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction.

Revenue increased $10.1 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the operations acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $16.8 million in revenue for the three months ended September 30, 2016.

Gross profit decreased $60,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to tighter margins on new work and inefficiencies incurred on the contracts acquired in the LEEVAC transaction partially offset by savings realized from cost cutting measures implemented during 2016.

General and administrative expenses increased $1.7 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the expenses associated with the operations acquired in the LEEVAC transaction and bonus expense.

Services	Three Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$20,928	$23,487	$(2,559)	(10.9)%
Gross profit	$2,850	$4,235	$(1,385)	(32.7)%
Gross profit percentage	13.6%	18.0%		(4.4)%
General and administrative expenses	$1,540	$994	$546	54.9%
Operating income	$1,310	$3,241

Revenue decreased $2.6 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the winding down of two large offshore service projects from the first half of 2016 and the downturn in the oil and gas industry.

Gross profit decreased $1.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to decreases in revenues and tighter margins on new work.

General and administrative expenses increased $546,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to bonuses and additional administrative support added during the first half of 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015 (in thousands, except for percentages):
Consolidated

	Nine Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$230,864	$251,102	$(20,238)	(8.1)%
Cost of revenue	205,839	248,686	(42,847)	(17.2)%
Gross profit	25,025	2,416	22,609	935.8%
Gross profit percentage	10.8%	1.0%
General and administrative expenses	14,633	11,817	2,816	23.8%
Asset impairment	—	6,600	(6,600)	n/a
Operating income (loss)	10,392	(16,001)	26,393	164.9%
Other income (expense):
Interest expense	(248)	(126)	(122)
Interest income	20	21	(1)
Other income, net	1,039	20	1,019
	811	(85)	896	1,054.1%
Net income (loss) before income taxes	11,203	(16,086)	27,289	169.6%
Income taxes	4,134	(5,389)	9,523	176.7%
Net income (loss)	$7,069	$(10,697)	$17,766	166.1%

Revenue - Our revenue for the nine months ended September 30, 2016 and 2015 was $230.9 million and $251.1 million, respectively, representing a decrease of 8.1%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards primarily as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore projects in our Fabrication segment. During 2015, we completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside with no similar project in 2016. Our decrease in revenue earned from offshore fabrication work was partially offset by the assets and operations acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $55.9 million in revenue for the nine months ended September 30, 2016. Pass-through costs as a percentage of revenue were 35.0% and 43.2% for the nine months ended September 30, 2016 and 2015, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.
Gross profit - Our gross profit for the nine months ended September 30, 2016 and 2015 was $25.0 million (10.8% of revenue) and $2.4 million (1.0% of revenue), respectively. Our gross profit improved compared to 2015 primarily due to the LEEVAC transaction and contract losses of $14.3 million that were recorded during the third quarter of 2015 resulting from our inability to recover certain costs related to a deck and jacket for one of our deepwater projects. We had no such loss during the third quarter of 2016 and implemented cost cutting measures in response to decreases in work at our fabrication facilities.

General and administrative expenses - Our general and administrative expenses were $14.6 million for the nine months ended September 30, 2016, compared to $11.8 million for the nine months ended September 30, 2015. The increase in general and administrative expenses for the nine months ended September 30, 2016 was primarily attributable to:

•	an increase of stock-based compensation expense of $589,000,

•	bonuses, and

•	the LEEVAC transaction; partially offset by

•	cost cutting efforts implemented as a result of the downturn in the oil and gas industry.
Asset impairment - During the nine months ended September 30, 2015, we recorded an asset impairment charge of $6.6 million related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract in 2012. Due to the sustained downturn in the energy sector, our ability to effectively market these assets was significantly limited, and we reassessed the asset’s net realizable value based on the estimated scrap value of the assets. We had no such impairments during the nine months ended September 30, 2016.
Interest expense, net - The Company had net interest expense of $228,000 for the nine months ended September 30, 2016 compared to net interest expense of $105,000 for the nine months ended September 30, 2015. The increase in net interest expense for the nine months ended September 30, 2016 was primarily driven by an increase in the cost of unused credit facility fees under our credit agreement.
Other income, net - Other income increased $1.0 million for the nine months ended September 30, 2016. The increase was primarily due to gains of $924,000 related to the sale of three cranes at our Texas facility as well as sales of smaller assets by our Shipyards division.
Income taxes - Our effective income tax rate for the nine months ended September 30, 2016 was 36.9%, compared to an effective tax rate of 34.0% for the comparable period during 2015. The increase in our effective rate is due to the effect of state income taxes from income generated within Louisiana with no offsetting tax benefit from losses generated within Texas.
Operating Segments

Fabrication	Nine Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$70,436	$137,431	$(66,995)	(48.7)%
Gross profit (loss)	$4,418	$(14,055)	$18,473	131.4%
Gross profit (loss) percentage	6.3%	(10.2)%		16.5%
General and administrative expenses	$4,479	$7,026	$(2,547)	(36.3)%
Asset impairment	$—	$6,600	$(6,600)	n/a
Operating income (loss)	$(61)	$(27,681)

Revenue decreased $67.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. During 2015, we completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside with no similar project in 2016.
Gross profit increased $18.5 million to $4.4 million for the nine months ended September 30, 2016 compared to a gross loss of $14.1 million for the nine months ended September 30, 2015. The increase is due to contract losses of $14.3 million that were recorded during the third quarter of 2015 resulting from our inability to recover certain costs related to a deck and jacket for one of our deepwater projects. We had no such loss during the third quarter of 2016 and implemented cost cutting measures in response to decreases in work at our fabrication facilities.

General and administrative expenses decreased $2.5 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to cost cutting measures implemented during 2016 in response to decreases in work at our fabrication facilities.

Asset impairment - During the nine months ended September 30, 2015, we recorded an asset impairment charge of $6.6 million related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract in 2012. Due to the sustained downturn in the energy sector, our ability to effectively market these assets was significantly limited, and we reassessed the asset’s net realizable value based on the estimated scrap value of the assets. We had no such impairments during the nine months ended September 30, 2016.

Shipyards	Nine Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue (1)	$86,553	$47,177	$39,376	83.5%
Gross profit (1)	$9,595	$6,022	$3,573	59.3%
Gross profit percentage	11.1%	12.8%		(1.7)%
General and administrative expenses	$5,875	$1,243	$4,632	372.6%
Operating income (1)	$3,720	$4,779
____________

(1)
Revenue for the nine months ended September 30, 2016, includes $4.1 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction.

Revenue increased $39.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the assets and operations acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $55.9 million in revenue for the nine months ended September 30, 2016. The increase was partially offset by decreases in work due to the downturn in the oil and gas industry.

Gross profit increased $3.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the LEEVAC transaction as well as increases in profitability estimates for other jobs in progress due to cost cutting measures.

General and administrative expenses increased $4.6 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to the expenses associated with the operations acquired in the LEEVAC transaction and bonuses.

Services	Nine Months Ended September 30,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$76,179	$70,987	$5,192	7.3%
Gross profit	$11,012	$10,449	$563	5.4%
Gross profit percentage	14.5%	14.7%		(0.2)%
General and administrative expenses	$4,119	$3,008	$1,111	36.9%
Operating income	$6,893	$7,441

Revenue increased $5.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increases in the scope of two large offshore service projects during the first half of 2016.

Gross profit increased $563,000 for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to increases in revenues and improved absorption of fixed costs resulting from an increase in labor hours worked.

General and administrative expenses increased $1.1 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to additional administrative support costs related to increases in activity and bonuses.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At September 30, 2016 we had no amounts outstanding under our credit facility, $4.5 million in outstanding letters of credit, and cash and cash equivalents totaling $55.6 million, compared to $34.8 million at December 31, 2015. Working capital was $79.8 million and our ratio of current assets to current liabilities was 2.83 to 1 at September 30, 2016. Our primary source of cash for the nine months ended September 30, 2016, was related to the collection of accounts receivable under various customer contracts and sales of three cranes at our Texas facility for $5.8 million. At September 30, 2016, our contracts receivable balance was $26.6 million of which we have subsequently collected $12.1 million through October 31, 2016.
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-

dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. During the quarter, we presented our working capital true-up to the seller, which resulted in an additional $1.5 million due to us. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees. Strategically, the transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. At the date of transaction, we acquired approximately $121.2 million of new build construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, new build construction projects to be delivered in 2017 and 2018 for two customers.

As of September 30, 2016, we had a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $80.0 million revolving credit facility maturing January 2, 2017. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and up to $20.0 million for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets, other than real property located in the state of Louisiana. On February 29, 2016, we entered into an amendment to our credit agreement. The amendment (i) extends the term of the Credit Facility from February 29, 2016 to January 2, 2017; (ii) increases the commitment fee on undrawn amounts from 0.25% to 0.50% per annum; (iii) increases the letter of credit fee, subject to certain limited exceptions, to 2.00% per annum on undrawn stated amounts under letters of credit issued by the lenders; and (iv) limits the maximum amount of loans outstanding at any time for general corporate purposes to $20.0 million. Amounts borrowed under our the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent. Under the amendment our financial covenants beginning with the quarter ending March 31, 2016 as follows:

(i)	minimum net worth requirement of not less than $250.0 million plus

a)	50% of net income earned in each quarter beginning March 31, 2016 and

b)	100% of proceeds from any issuance of common stock;

(ii)	debt to EBITDA ratio not greater than 3.0 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At September 30, 2016, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.5 million, reducing the unused portion of our credit facility for additional letters of credit to $75.5 million. As of September 30, 2016, we were in compliance with all covenants. During the fourth quarter, we expect to enter into a two-year, $40.0 million amended and restated credit facility with our current lenders that will be secured by substantially all of our assets (other than real property). We anticipate the amended credit facility will allow us to use the full $40.0 million borrowing base for both letters of credit and general corporate purposes. Given the historically low levels of borrowings under our current facility and our cash position, we requested a reduction in the amount of available credit under our revolver from $80.0 million to $40.0 million to decrease the commitment fees payable to our lenders for the undrawn portion of the facility.

Our primary liquidity requirements are for the costs associated with servicing projects and capital expenditures in our Fabrication and Shipyards segments. In particular, as further discussed in Note 2 in our Notes to Consolidated Financial Statements, in connection with the LEEVAC transaction, we received at closing a net cash amount that included consideration for billings in excess of costs and estimated earnings on uncompleted contracts and other payments from sureties representing pre-payment on the partially constructed vessels totaling $21.9 million as adjusted for the working capital true-up. Consequently, there will be required cash outflows for costs associated with the prepaid amounts without corresponding milestone billings. We anticipate capital expenditures for the remainder of 2016 to be approximately $1.8 million primarily for the following:

•	extension of one of our dry docks, and

•	improvements to our newly acquired facilities.

On October 21, 2016, a customer of our Shipyards’ segment announced it had received limited waivers from its lenders and noteholders through November 11, 2016 with respect to noncompliance with certain financial covenants included in the customer’s debt agreements. The customer also announced its debt agreements will require further negotiation and amendment. In the event our customer is unsuccessful in these efforts, the customer will consider other options including a possible reorganization under Chapter 11 of the Federal bankruptcy laws. At September 30, 2016, no contracts receivable were outstanding and deferred revenue exceeded our costs and estimated earnings in excess of billings on this contract. We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of its contract. Based on our evaluation to date, we do not believe that any loss on this contract is probable or estimable at this time.

In February 2016, our Board of Directors approved a decrease in our quarterly dividend to $0.01 in an effort to conserve cash. On October 27, 2016, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable November 23, 2016 to shareholders of record on November 10, 2016.

We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.
Cash Flow Activities
For the nine months ended September 30, 2016 net cash provided by operating activities was $19.3 million, compared to $18.7 million for the nine months ended September 30, 2015. The increase in cash provided by operations was primarily due to increased gross profit and collections of contract receivables during 2016 somewhat offset by payments required for trade payables during the nine months ended September 30, 2016 as compared to 2015.
Net cash provided by investing activities for the nine months ended September 30, 2016 was $2.0 million, compared to cash used in investing activities of $5.0 million for the nine months ended September 30, 2015. The increase in cash provided by investing activities is primarily due to cash received from the sale of three cranes at our Texas facility for $5.8 million and $1.6 million of cash acquired in the LEEVAC transaction.
Net cash used in financing activities for the nine months ended September 30, 2016 and 2015 was $440,000 and $4.4 million, respectively. The decrease is due to the reduction in the cash dividend in 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended September 30, 2016. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 4. Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes during the fiscal quarter ended September 30, 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).
10.1	Form of Long-Term Performance-Based Cash Award Agreement.
31	CEO and CFO Certification pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.
99.1	Press release issued by the Company on October 27, 2016, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 27, 2016.
101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

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
Kirk J. Meche
President, Chief Executive Officer, Director and Interim Chief Financial Officer, Treasurer and Secretary (Principal Executive Officer and Interim Principal Financial and Accounting Officer)

Date: November 2, 2016

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Asset Purchase Agreement, dated December 23, 2015 by and among Gulf Island Shipyards, LLC, LEEVAC Shipyards, LLC and certain related affiliates, incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed on December 23, 2015.

3.1	Composite Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Bylaws of the Company, as amended and restated through April 26, 2012, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 30, 2012.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863).
10.1	Form of Long-Term Performance-Based Cash Award Agreement.
31	CEO and CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.
99.1	Press release issued by the Company on October 27, 2016, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on October 27, 2016.
101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1