Form 10-K
period 2016-12-31
GULF ISLAND FABRICATION INC
filed 2017-03-02
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2016 was approximately $99,152,000.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 2, 2017 was 14,850,154.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2017 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

General

Gulf Island Fabrication, Inc. ("Gulf Island"), and together with its subsidiaries ("the Company," "we" or "our"), is a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation and alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant, completing newbuild construction of two technologically advanced offshore support and two multi-purpose service vessels and recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana, and Aransas Pass and Ingleside, Texas.

Website and Electronic Posting Disclosures

Our website address is www.gulfisland.com. We make available on or through our website, without charge, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s website address is www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

LEEVAC Transaction

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments applied from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. During the fourth quarter, we finalized our working capital true-up with the seller and received $1.4 million in cash for additional working capital. Strategically, the LEEVAC transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. We acquired approximately $121.2 million of newbuild construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four newbuild construction projects to be delivered in 2017 and 2018 for two customers. Additionally, we hired 380 employees representing substantially all of the former LEEVAC employees.

Description of Our Operations

In connection with the LEEVAC transaction described above, we restructured the operation of our business units into three divisions which we believe meet the criteria of reportable segments under generally accepted accounting principles in the United States (GAAP). These divisions consist of Fabrication, Shipyards and Services.

Fabrication Division

Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industry including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. Our Fabrication division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for the first offshore wind power project in the United States during 2015) as well as modules for petrochemical facilities. We perform these activities out of our fabrication yards in Houma, Louisiana, and Aransas Pass and Ingleside, Texas.

Shipyards Division

Our Shipyards division primarily manufactures newbuild and repairs various steel marine vessels in the United States including offshore supply vessels, anchor handling vessels and liftboats to support the construction and ongoing operation of offshore oil and gas production platforms, tug boats, towboats, barges and other marine vessels. We also construct dry docks to lift marine vessels out of the water. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. Our Houma dry dock has a current lift capacity of 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities. We are in the process of enhancing our Houma dry dock to increase this capacity to 15,000 tons. We perform these activities out of our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division

Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures along with onshore and offshore scaffolding and piping insulation services. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern United States for various on-site construction and maintenance activities. In addition, our Services division fabricates packaged skid units and provides various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. We perform these activities at the customer's location or in our yard in Houma, Louisiana.

Facilities and Equipment
We perform all projects at our Louisiana and Texas facilities based on availability of space and equipment. Although our division operations are generally segregated, we move labor and resources among our divisions from time to time to maximize our consolidated profitability.
Fabrication Division
Houma Fabrication Yard - In Louisiana, our main fabrication yard is located on the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the Gulf of Mexico. Our Houma Fabrication Yard includes:

•
163 acres located on the east bank of the Houma Navigation Canal, of which 100 acres are developed for fabrication, including several buildings totaling 54,000 square feet of administrative offices, 267,000 square feet of covered fabrication area, over 52,300 square feet of warehouse storage area and 8,000 square feet of training and medical facilities. It also has approximately 4,650 linear feet of water frontage, which includes 1,880 feet of steel bulkheads that permit docking of vessels and the load out of heavy structures; and

•
437 acres, located on the west bank of the Houma Navigation Canal,130 acres of which are developed for fabrication and over 300 acres of which are unimproved land that could be used for expansion. It includes 6,750 linear feet of water frontage, including 2,350 feet of steel bulkhead, and has approximately 151,600 square feet of covered fabrication area, 21,000 square feet of warehouse storage area, and two buildings providing 8,000 square feet for administrative offices.

Some of our significant Houma Fabrication Yard equipment that we own and operate includes:

•	three plate bending rolls that have the capability to roll and weld steel into approximately 50,000 tons of tubular pipe sections per year;

•	computerized Vernon brace coping machines that can handle pipe up to 1,500 pounds per foot and 54-inch outer diameter, and 1,000 pounds per foot and 48-inch outer diameter;

•
a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of 200 inches per minute and can also etch into steel for piece markings and layout markings at a rate of 300 inches per minute;

•	a state of the art, fully enclosed, and environmentally friendly blast and coating facility that allows us to provide blast and paint services to the shipbuilding industry in the GOM;

•	12 crawler cranes, which range in tonnage capacity from 230 to 500 tons each;

•
12 rubber-tired, hydraulic modular transporters (KAMAG – Type 2406) that allow fabricated deck sections that weigh as much as 2,400 tons to be transported around our facilities. The transporters allow easier load-out of smaller decks and provide more agility for the movement of deck sections. Each of these transporters have a 200-ton weight capacity, are easily relocated, and can be used in tandem; and

•	two grit blast systems, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to build offshore structures and fabricate steel components.
Our Fabrication Facilities in Ingleside and Aransas Pass, Texas:

On February 23, 2017, our Board of Directors approved a recommendation of management to consolidate all of our fabrication operations in south Texas with our fabrication operations in Houma, Louisiana, and place our properties located in Aransas Pass and Ingleside, Texas (collectively, our South Texas properties), up for sale. These properties are currently underutilized and represent excess capacity within our Fabrication division. We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma Fabrication operations as necessary. We do not expect the sale of these properties to impact our ability to service our deepwater customers or operate our Fabrication division. For additional information, see also "Potential Sale of Our South Texas Properties" in Item 7. Management's Discussion and Analysis and our Risk Factors listed in Item 1A of this Report. A description of our Texas South Yard in Ingleside, Texas and our Texas North Yard in Aransas Pass, Texas follows.

Texas South Yard - Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico, which allows for fabrication or assembly of any size jacket or other structure currently in use for the development and production of oil and gas in the Gulf of Mexico. This facility is situated on approximately 212 acres developed for fabrication and assembly, and includes a fabrication shop with 5,000 square feet of covered fabrication area, 10,000 square feet of warehouse storage area and 2,700 square feet of training facilities. The yard includes approximately 2,650 linear feet of water frontage, all of which is reinforced by steel bulkhead. In addition, there is a dredge area that is permitted to an 86-foot depth within 500 feet of the bulkhead and is used in conjunction with heavy lift vessels. This area measures 800 feet by 200 feet at the base and can accommodate the largest existing semi-submersible transport vessels.

In addition, the Texas South Yard contains a graving dock which measures 700 feet long by 250 feet wide and 40 feet deep. The graving dock has a reinforced concrete slab floor, sheet-pile walls and pile supported relieving platforms around the perimeter to take the surcharge load applied by cranes. The south end of the graving dock, which opens to the Corpus Christi Ship Channel, can use either a removable sheet piled wall supported by steel struts or a portable gate that can be removed and attached to seal the dock from the water in the channel, depending upon the nature of the project. The graving dock gate is a steel barge-like structure consisting of a steel reinforced wall and a buoyancy tank. The floating structure is 240 feet long x 35 feet wide x 40 feet deep.

Some of the significant fabrication equipment that we own and operate at the Texas South Yard includes:

•	a panel line system. We expect to relocate this equipment to our other facilities;

•
10 crawler cranes, which range in tonnage capacity from 230 to 1055 tons. Certain of these cranes are expected to be sold with the South Texas properties discussed above. Others will be relocated to our other facilities; and

•
six rubber-tired, hydraulic modular transporters (KMAG – Type 2406), located at our Texas South Yard that allow fabricated deck sections that weigh as much as 1,200 tons to be transported throughout the facility. These transporters allow easier load-out of small decks and provide more agility for the movement of deck sections than cranes. All of our transporters can easily be relocated to or from our Louisiana and Texas facilities and, when used in tandem, have a capacity of 3,600 tons. We do not expect to sell this equipment.

Texas North Yard - Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 160 acres, of which 85 acres are dedicated to fabrication activities and 55 acres are used for the storage of steel, prefabricated elements, equipment, and spare parts. Several buildings are located on our Texas north yard with 328,000 square feet of covered fabrication area, 22,000 square feet of administrative office space, 61,750 square feet of warehouse storage area, 20,000 square feet of climate controlled staging area, a paint booth 16 feet by 14 feet by 125 feet and 16,000 square feet of training and medical facilities. The yard also has approximately 3,000 linear feet of water frontage, including approximately 1,000 feet of steel bulkhead. Some of the significant fabrication equipment that we own and operate at the Texas North Yard includes:

•	a pipe mill equipped with a quad roll for diameters ranging from one foot six inches to ten feet, and one large diameter plate bending roll machine;

•	a quad roll, for diameters ranging from three feet to 23 feet; and

•	two Romar CNC-controlled flame planers which are used to cut steel plate up to 12 feet wide and 65 feet long.

Shipyards Division Facilities
Owned Facilities and Equipment:
Houma Shipyard - Our Houma Shipyard shares space with our Houma Fabrication Yard located on the west bank of the Houma Navigation Canal which is described above. Our Houma dry dock has a current lift capacity of 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our Houma Shipyard. The dry dock is 240 feet long by 160 feet wide and 140 feet wide between the wing walls. The bottom is ten feet deep with 30 foot walls. We are in the process of enhancing our Houma dry dock to increase this capacity to 15,000 tons and 320 feet.
We own and operate a panel line system at our Houma Shipyard that consists of a fully automated system utilized to cut, weld, and assemble panels to be used in marine vessel construction.
Leased Facilities:

Prospect Shipyard - We lease a 35-acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana, from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division. The leased yard includes 2,700 feet of bulkhead water frontage and 110,000 square feet of covered construction area. The lease expires 90 days following the completion of either of the two vessels currently under construction at the facility, but no later than August 31, 2017. We expect to move the machinery and equipment at this shipyard to our remaining Shipyard Division facilities prior to or at expiration of the lease.

Jennings Shipyard - Our Jennings Shipyard is an 180-acre complex five miles east of Jennings, Louisiana, on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway that we lease from a third party. The Jennings Shipyard includes over 100,000 square feet of covered fabrication area including a panel line, pipe shop and 3,000 feet of water frontage with two launch ways and four covered construction bays. The lease, including exercisable renewal options, extends through January 2045.

Lake Charles Shipyard - Our Lake Charles Shipyard is a ten-acre complex 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, Louisiana, that we sublease from a third party. The Lake Charles Shipyard includes 1,100 feet of bulkhead water frontage with a water depth of 40 feet located one mile from the main ship channel and the Gulf Intracoastal Waterway. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038.

We own the machinery and equipment at our leased facilities. These include a new plasma cutter installed in 2013, eight crawler cranes ranging from 65 to 230 tons, eight track cranes, ten overhead cranes, six dry docks ranging from 1,500 to 3,500 tons, and a 200-ton module transporter.

Services Division Facilities
Houma Services Yard - Our Houma Services Yard is a 63-acre facility that includes buildings totaling 14,500 square feet of administrative offices, 40,800 square feet of covered fabrication area, 29,600 square feet of warehouse storage area, a 10,000 square foot blasting and coating facility and approximately 1,320 linear feet of water frontage, including 660 feet of steel bulkhead. It is located approximately a quarter of a mile from our Houma Fabrication Yard on a channel adjacent to the Houma Navigation Canal. We own three spud barges for use in connection with our inshore construction activities. Each barge is equipped with a crane with a lifting capacity of 60 to 100 tons. In addition, we own a 26 foot long by 16 foot wide tug boat with two 300 horsepower engines reducing costs on tug boat rentals. We also own nine cranes, which range in tonnage capacity from 60 to 230 tons each.
Materials and Supplies
The principal materials and supplies we use in our business are standard steel shapes, steel plate, steel pipe, welding gases, fuel, oil, gasoline and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source. Most of the steel used in our operations arrives at our fabrication yards as steel plate. The plate is cut and rolled into tubular sections at rolling mills in our fabrication yards. The tubular sections (which vary in diameter up to 23 feet) are welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing that support the legs. Various cuts and welds in the fabrication process are performed by computer-controlled equipment that operates from data developed during the design of the structure. We use modern welding and fabrication technology, and all of our projects are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating subsidiaries are certified as ISO 9001-2008 quality assurance programs. For additional information, see “Safety and Quality Assurance” below.
Standard delivery from domestic steel mills takes about about five to six weeks for as-rolled steels versus anywhere from eight to 12 weeks for heat treated steels. Due to the inability of domestic mills to produce our customers’ required steel grades, we are often forced to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, is currently running approximately 16 to 20 weeks. To mitigate our risk of increasing cost of materials, we often negotiate escalation clauses in our customer contracts to increase the contract price to offset increases in cost of materials purchased during the life of the contract.
Safety and Quality Assurance
Management is committed to the safety and health of our employees. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to ensure the safety of our employees and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well trained workforce and providing timely instruction to our workforce to ensure our workers have the knowledge and skills to perform their work safely while maintaining the highest standards of quality possible. We provide continuous quality safety education and training to both employees and subcontractors to ensure our people are ready for the challenges inherent in all fabrication projects. Our employees and subcontractors begin their training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. The Company maintains a zero tolerance approach to drugs and alcohol in the workplace. We support this policy through the use of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting our efforts to continuously improve safety performance. Since 2012, a safety component has been included in our annual incentive program guidelines for our executive officers and other key employees to recognize the importance that we and our customers place on safety.
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
Customers and Contracting
Our principal customers include large independent oil and gas companies and their contractors, petrochemical companies and marine service companies, offshore support companies, offshore and inland barge and support vessel operators, offshore construction contractors, alternative energy companies (including offshore wind), diving companies, the U.S. Army Corps of Engineers, the U.S. Coast Guard, the U.S. Navy and state and local governmental agencies and their contractors. Our international sales fluctuate from year to year depending on whether and to what extent our customers require installation of fabricated structures outside of the United States. Sales of fabricated structures installed outside the United States comprised between 6% and 14% of revenue during each of the last five years, and accounted for 14%, 6%, and 10% of revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
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
For the year ended December 31, 2016, revenue from our largest customer accounted for 23% of our revenue and related to the newbuild construction of two large offshore supply vessels. For the years ended December 31, 2015 and 2014, revenue from our two largest customers accounted for 18% and 12% for 2015, and 32% and 19% for 2014, respectively related to work performed on large deepwater fabrication projects. The shift in the mix of our largest customers from deepwater oil and gas customers to customers within the marine industry is the result of a combination of the reduced capital spending by our offshore oil and gas exploration and production customers and our diversification efforts to capitalize on the expansion of our shipbuilding capabilities following the LEEVAC transaction.
At December 31, 2016, 80.5% of our remaining backlog consists of work for two customers:

(i)	two large multi-purpose supply vessels for one customer in our Shipyards division, which was acquired in the LEEVAC transaction and will be completed during the first and second quarter of 2018; and

(ii)	the fabrication of four modules associated with a U.S. ethane cracker project in our Fabrication division to be completed in late 2017.
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
Seasonality
Our operations have historically been subject to seasonal variations in weather conditions and daylight hours. Since most of our construction activities take place outdoors, the number of direct labor hours worked generally declines during the winter months due to an increase in rain, cold temperatures, and a decrease in daylight hours. In addition, our oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months for the installation of their platforms. In recent years, seasonality has had less of an impact on productivity given our covered fabrication areas.
Competition
All three of our operating divisions are highly competitive and largely influenced by oil and gas prices, which are outside of the control of our customers. We compete intensely for available projects, which are generally awarded on a competitive bid basis with customers usually requesting bids on projects one to three months prior to commencement. Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which fabricator is awarded a project, customers also consider, among other things, the availability of technically capable personnel and facility space, a fabricator’s efficiency, condition of equipment, reputation, safety record and customer relations.

We currently have one domestic competitor, Kiewit Offshore Services, for the fabrication of deepwater projects such as large topsides and tendons. However, an increasing number of foreign yards, many of which have lower fixed costs than us and our United States competitors, also compete for larger deepwater projects destined for both the Gulf of Mexico and international waters. We compete with numerous domestic fabricators, including State Services Co., Inc. and Kiewit Offshore Services, for platform jackets for intermediate water depths from 150 feet to 300 feet. Numerous domestic and foreign shipyards and service companies compete with our Shipyards and Services divisions for projects.
We believe that our competitive pricing, expertise in fabricating offshore structures and the certification of our facilities as ISO 9001-2008 fabricators will enable us to continue to compete effectively for projects destined for the Gulf of Mexico and international waters. We recognize, however, that foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, as a result of recent technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the Gulf of Mexico may hinder our ability to successfully bid against foreign competitors for projects. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with foreign contractors for large deepwater projects.
Government and Environmental Regulation
Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the United States is regulated primarily by the Bureau of Ocean Energy, Management and Enforcement (“BOEM”) of the Department of Interior (“DOI”). The Secretary of the Interior, through the BOEM, is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the United States. In addition, we depend on the demand for our services from the oil and gas and marine industries and, therefore, can be affected by changes in taxes, price controls and other laws and regulations affecting these industries. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.
The Houma Navigation Canal provides the shortest means of access from our Houma facilities to open waters. With respect to our Texas North and South yards, the U.S. Intracoastal Waterway provides access between our Texas North and South yards. From our Texas South Yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. See also "Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities." within our Risk Factors listed in Item 1A of this Report.
Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. These laws may provide for “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party. See also "The nature of our industry subjects us to compliance with regulatory and environmental laws." within our Risk Factors listed in Item 1A of this Report.
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
Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures; however, we believe that compliance efforts have not resulted in a material adverse effect on our business or financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us, which could potentially adversely impact our future results of operations and financial position.
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
Employees
Our workforce varies based on the level of ongoing fabrication activity at any particular time. As of December 31, 2016 and 2015, we had approximately 1,178 and 1,255 employees, respectively. Additionally, we use contract labor when required to meet customer demand. The number of contract laborers we used increased to 92 in 2016 as compared to 71 in 2015. In connection with our acquisition of LEEVAC, on January 1, 2016, we increased our employee count by 380 employees. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good. We have reduced our skilled workforce during 2016 in response to decreases in utilization of our facilities. Our productivity and profitability depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. Reductions made in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of rapid expanding customer demand. Also, when demand for these workers is high, the supply becomes increasingly limited resulting in increased market rates for these workers. During periods of high activity in past years, we have enhanced several incentive programs and expanded our training facility in an effort to maintain our current workforce and attract new employees. See also "We might be unable to employ a sufficient number of skilled workers." in our Risk Factors listed in Item 1A of this Report.

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

Historically, our business has depended significantly on the level of capital expenditures by offshore oil and gas and marine companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile, primarily as a result of fluctuations in oil and gas prices. Oil and gas prices have remained significantly depressed since the latter half of 2014. In addition to the price of oil and gas, the levels of our customers’ capital expenditures are influenced by, among other things:

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

The above factors have not favored increased capital spending by offshore oil and gas companies in recent years. This had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels throughout 2015 and 2016, resulting in decreased revenues and lower margins. As a result, there are fewer project awards to replace completed projects, and pricing of newer contracts remains increasingly competitive. In some cases, our customers have, in part, delayed or temporarily suspended both the completion of projects currently in process and the awards of future projects. We believe that the downturn in the oil and gas industry has also adversely impacted our Shipyards division as many of our marine customers' businesses are impacted by changes in the oil and gas industry. See also "We are exposed to the credit risks of our customers, and a general increase in the nonpayment and nonperformance by customers could have an adverse impact on our cash flows, results of operations and financial condition."

We are unable to predict future oil and gas prices or the level of oil and gas industry activity in the Gulf of Mexico region. Higher oil and natural gas prices in the future may not necessarily translate into increased activity, and even during periods of relatively high oil prices, our customers may cancel or curtail programs, or reduce their levels of capital expenditures for offshore exploration and production. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale finds, could result in our customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and less to offshore activities. These factors could cause our revenues and margins to continue to remain depressed and limit our future growth prospects and, therefore, could have a material adverse effect on our financial position, results of operations and cash flows.

Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.

We have reported revenue backlog of $133.0 million and a labor backlog of approximately 1.3 million man-hours. Our backlog is based on management’s estimate of the direct labor hours required to complete, and the remaining revenue to be recognized with respect to, customer projects either already in progress or for projects where the customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. However, as engineering and design plans are finalized or changes to existing plans are made, management’s estimate of the direct labor hours required to complete and the price at completion is likely to change.

All projects currently included in our backlog generally are subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is generally required to pay us for work performed and materials purchased through the date of termination. In addition, customers have the ability to delay the execution of projects. Depending on the size of the project, the termination, postponement, or change in scope of any project could significantly change the expected timing of revenue to be recognized, reduce backlog, and could have a material adverse effect on revenue, net income and cash flow. Accordingly, our backlog as of any particular date is an uncertain indicator of future earnings.

Our future results of operations depend upon the award of new contracts and the timing of those awards.

Our revenues are derived primarily from contracts awarded on a project-by-project basis. Generally, it is difficult to predict whether and when we will be awarded a new contract due to the complex bidding and selection processes, changes in existing or forecasted market conditions, governmental regulations, permitting and environmental matters. Because our revenues are derived from contract awards, our results of operations and cash flows can fluctuate materially from period to period.

The uncertainty associated with the timing of contract awards may reduce our short-term profitability as we balance our current capacity with expectations of future contract awards. If an expected contract award is delayed or not received, we could incur costs to maintain an idle workforce that may have a material adverse effect on our results of operations. Alternatively, we may decide that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits, which also could have a material adverse effect on our results of operations in the period incurred. Reducing our workforce could also impact our results of operations if customers are hesitant to award new contracts to us based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded subsequent to a workforce reduction.

Competitive pricing common in the fabrication industry may not provide sufficient protection from cost overruns.

As is common in the fabrication industry, a substantial number of our projects are performed on a fixed-price or unit-rate basis. Under fixed-price or unit-rate contracts, we receive the price fixed in the contract, subject to adjustment only for change-orders placed by the customer. Under a unit rate contract, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built into the unit rates and, similar to a fixed price contract, we retain all cost savings but are also responsible for all cost overruns.

The revenue, costs and gross profit realized on a contract will often vary from the estimated amounts on which such contracts were originally estimated due to the following:

•
We rely heavily on steel purchased from domestic and foreign steel mills as well as outside services for the installation of electrical and mechanical equipment. We generally mitigate this risk with typical alliance/partnering arrangements to provide some protection against cost overruns. While such mechanisms are in place to reduce this risk, we may not be able to adequately cover increases in costs and our margins could be negatively impacted.

•
Our vendors may be unable to deliver materials or contracted services on schedule or at the agreed upon price. We generally have mechanisms in place to indemnify us with respect to damages that we may incur; however, we may be unable to enforce such indemnification or obtain the materials / services from an alternate vendor on a timely basis or at a comparable price which could result in delays and/or increased costs.

•	Our execution and productivity could deteriorate from the original estimates as a a result of poor execution and / or weather conditions.

•	We may be unable to obtain compensation for additional work we perform or expenses we incur from our customers;

•	We may incur payment of liquidated damages upon a failure to meet scheduled delivery requirements.

•
Our projects may be terminated, temporarily suspended or significantly reduced in scope by our customers. Our contracts generally provide for reimbursement of all costs plus the portion of the contract earned to date; however, they do not replace future overhead or labor costs when such terminations, delays or reductions in scope result in decreased utilization of the yard and an idle labor force.

These variations and risks are inherent within our industry and may result in revenue and gross profits different from those originally estimated and reduce profitability or create losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any particular fiscal quarter or year. In addition, substantially all of our customer contracts require us to continue work in accordance with the contractually agreed schedule (and thus, continue to incur expenses for labor and materials) notwithstanding the occurrence of a disagreement with customers over increased pricing and/or unresolved change orders.

For example, during the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

Our decision to explore the sale of our South Texas properties presents risks that could have a material adverse effect on our business, results of operations, financial condition and cash flows. Any sales we consummate may not produce desired results.

We continually evaluate opportunities to dispose of assets that are not expected to provide sufficient long-term value. On February 23, 2017, our Board of Directors approved a recommendation of management to place our South Texas properties located in Aransas Pass and Ingleside, Texas, up for sale. These properties are currently underutilized and represent excess capacity within our Fabrication division. We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma Fabrication Yard as necessary. We do not expect the sale of these properties to impact our ability to service our deepwater customers or operate our Fabrication division.

Our efforts to sell the South Texas properties expose us to a number of risks, including the diversion of management and employee attention from operation of the business, significant costs and expenses, the loss of customer relationships, the loss of key employees, a decrease in revenues and earnings associated with holding these assets for sale, effects on our reported results of operations from disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets, and the disruption of operations.

We cannot assure you that we will be able to consummate any such sales on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such sales. Dispositions of real estate and other specialized assets of this nature may be difficult in the current economic environment, as financing alternatives may be limited for potential buyers. Even if we are able to find purchasers, we may not be able to obtain attractive terms and conditions for such sales, including attractive pricing.

The uncertainty associated with the timing of a sale or sales of these assets may reduce our short-term profitability as we re-allocate assets and workforce to perform current backlog and future contract awards at our Houma Fabrication Yard. Even if we are successful in consummating the sale of the South Texas properties and related equipment, such disposition may result in losses, which could negatively affect operating results for the period in which such sales occur. Additionally, any decisions we may make regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such cash may not lead to increased long-term stockholder value.

Our credit agreement contains operating and financial restrictions that may restrict our business and financing activities.

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our credit agreement restricts our ability to:

•	grant liens;

•	make certain loans or investments;

•	incur additional indebtedness or guarantee other indebtedness in excess of specified levels;

•	make any material change to the nature of our business or undergo a fundamental change;

•	make any material dispositions;

•	acquire another company or all or substantially all of its assets;

•	enter into a merger, consolidation, or sale leaseback transaction; or

•	declare and pay dividends if any potential default or event of default occurs.

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions or covenants in our credit agreement, any outstanding indebtedness under the credit agreement would become immediately due and payable, and our lenders' commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by substantially all of our assets (other than real estate), and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on such assets. See also "Liquidity and Capital Resources" in Item 7 of this Report.

We depend on significant customers.

We derive a significant amount of our revenue from a small number of major and independent oil and gas and marine companies. Because the level of fabrication that we may provide to any particular customer depends, among other things, on the size of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one fiscal year may represent an immaterial portion of revenue in subsequent years. For example, for the year ended December 31, 2016, revenue from our largest customer accounted for 23% of our revenue and related to the newbuild construction of two large offshore supply vessels. For the years ended December 31, 2015 and 2014, revenue from our two largest customers accounted for 18% and 12% for 2015, and 32% and 19% for 2014, respectively related to work performed on large deepwater fabrication projects. The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, can result in a substantial loss of revenue and could have a material adverse effect on our operating performance.

Our customers are facing significant challenges and a period of consolidation within their industry that may impact our results of operations.

The oil and gas industry is facing significant challenges due to the prolonged period of depressed oil and gas prices resulting in significantly decreased revenues, lower margins and decreased cash flows. This has also negatively impacted the marine industry that supports offshore exploration and production. The result is that many companies are unable to compete and, in some cases, unable to pay their liabilities as they become due. This has resulted in many companies within the both industries seeking bankruptcy protection and or seeking consolidation via acquisition by other companies. We expect this trend to continue.

Customers that acquire other companies may result in reduced capital spending and the decreased demand for our products and services, especially if they acquire a company that provides similar services as us. We cannot assure you that we will be able to maintain our level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. Acquisition of one or more of our primary customers by a company that is not a customer may also have a significant negative impact on our results of operations, financial position or cash flows. We are unable to predict what effect consolidations in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We are exposed to the credit risks of our customers, and a general increase in the nonpayment and nonperformance by customers could have an adverse impact on our cash flows, results of operations and financial condition.

Our business is subject to risks of loss resulting from nonpayment or nonperformance by our customers. Certain of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. As discussed above, our customers are facing significant challenges. As a result, our customers are facing decreased cash flow, a reduction in borrowing bases and a reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Any increase in the nonpayment and nonperformance by our customers could have an adverse impact on our operating results and could adversely affect our liquidity.

On October 21, 2016, a customer of our Shipyards division announced it had received limited waivers from its lenders and noteholders through November 11, 2016, which was extended through March 3, 2017 with respect to noncompliance with certain financial covenants included in the customer’s debt agreements. The customer also announced its debt agreements will require further negotiation and amendment. In the event our customer is unsuccessful in these efforts, the customer has publicly stated that it will consider other options including a possible reorganization under Chapter 11 of the Federal bankruptcy laws. At December 31, 2016, we had two vessels under construction for this customer with no contracts receivable outstanding and deferred revenue exceeded our contracts in progress. See also "Liquidity and Capital Resources" within Item 7 of this Report.

We may not fully integrate acquisitions into our operations as quickly as we anticipated, and therefore, not yield anticipated returns.
On January 1, 2016, LEEVAC Shipyards, L.L.C. and its related affiliates sold substantially all of their assets, including leasehold interests in marine fabrication facilities in Houma, Jennings, and Lake Charles, Louisiana, and substantially all of their machinery and equipment, to one of our subsidiaries. We have integrated this acquisition into our operations, but future projects have not materialized to date. See further discussion of our acquisition of the LEEVAC assets in Item 1 - “Business and Properties - LEEVAC Transaction.”

The acquisition of the LEEVAC assets and any potential future acquisitions may expose us to the following risks, any of which, could adversely affect our financial condition, results of operation, cash flows and the trading price of our common stock:

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

We might be unable to employ a sufficient number of skilled workers.

We have reduced our skilled workforce during 2016 in response of decreases in utilization of our facilities. Our productivity and profitability depends substantially on our ability to attract and retain skilled construction workers, primarily welders, fitters and equipment operators. Reductions made in our labor force may make it more difficult for us to increase our labor force to desirable levels during periods of rapid expanding customer demand. Our ability to expand our operations in tandem with customer demand depends on our ability to increase our labor force when necessary with the appropriate skilled construction workers. Also, when demand for these workers is high, the supply becomes increasingly limited resulting in increased market rates for these workers. During periods of high activity in past years, we have enhanced several incentive programs and expanded our training facility in an effort to maintain our current workforce and attract new employees.
Even if we are able to increase our workforce in times of higher demand, significant increase in the wages paid by a wide range of other employers seeking similar skill sets could result in a reduction in our skilled labor force, increases in the wage rates we pay, increase in our use of contract labor, or all of these. While we believe our relationship with our skilled labor force is good, the profits expected from work in progress and future projects could be reduced or eliminated to the extent we are unable to properly increase our workforce or if potential wage increases could not be passed on to our customers, our production capacity could be diminished and our growth potential could be limited if we were to experience a rapid expansion of demand.
The dangers inherent in our operations and the limits on our insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.

The fabrication of our facilities involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. The failure of such structures during and after installation can result in similar injuries and damages. In addition, our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, marine vessel fabrication and repair activities performed at our facilities and operating vessels owned by us, that are covered in either the provisions of the Jones Act or USL&H. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job related injuries, with generally no limitations on our potential liability.

Our ownership and operation of vessels can give rise to large and varied liability risks, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims. In addition, due to the proximity to the Gulf of Mexico, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

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

Foreign governments often use subsidies and incentives to create local jobs where oil and gas production is being developed. In addition, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the Gulf of Mexico may hinder our ability to successfully bid for projects in the Gulf of Mexico against foreign competitors. Because of subsidies, import duties and fees, taxes on foreign operators, lower wage rates in foreign countries, fluctuations in the value of the U.S. dollar, the possible imposition of tariffs on raw materials imported into the United States, and other factors, we may not be able to remain competitive with respect to pricing compared to foreign contractors. For additional information, see Item 1. “Business and Properties - Competition” for more information regarding the competitive nature of our industry.

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

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which would impair our ability to operate our business or achieve our strategic plan.

On December 16, 2016, we amended our credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. which reduced the borrowing base from $80.0 million to $40.0 million. Given the historically low levels of borrowings under our prior credit facility and our cash position, we requested a reduction in the amount of available credit under the facility from $80.0 million to $40.0 million during negotiations with the lenders to decrease the commitment fees payable on the undrawn portion of the facility. See also "Liquidity and Capital Resources" within Item 7 of this Report. We may wish to take advantage of potential acquisitions during this period of consolidation within the oil and gas industry, or we may be awarded contracts as activities improve that may require capital above current capacity levels. To the extent that cash flow from operations, together with available borrowings under our credit facility, are insufficient to make future investments, acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to arrange additional financing on terms that are satisfactory to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or other investment opportunities, or respond to competitive challenges.

Our method of accounting for revenue using the percentage-of-completion method could result in an earnings charge.

Most of our revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours worked to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage-of-completion are reflected in revenue for the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we are required to recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment. For example, during the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

We are required to make other estimates in the preparation of our consolidated financial statements in addition to the application of percentage-of-completion accounting and actual results could differ materially from those estimates.

Accounting principles generally accepted in the United States (GAAP) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Areas requiring significant estimates by our management in addition to percentage-of-completion accounting (described above) include asset impairments, value of assets held for sale, provisions for contract losses, contract revenues and the determination of the allowance of doubtful accounts. Actual results could materially differ from these estimates.

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our executives and other key employees. The loss of the services of one or more of these individuals could adversely affect us.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are materially affected by state and federal laws and other regulations relating to the oil and gas industry in general, as well as a wide variety of federal, state and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. Many of these laws impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others, or for acts that were in compliance with all applicable laws at the time such acts were performed. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has not resulted in material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results. See “Business and Properties - Government and Environmental Regulation” in Item 1 of this Report.

The demand for our services is also affected by changing taxes, price controls and other laws and regulations relating to the oil and gas and marine industries generally. The current environment has federal, state and local governments faced with spending deficits. We would expect to pass any potential increases in taxes on to our customers.

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

Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities.

The Houma Navigation Canal provides the shortest means of access from our facilities in Houma, Louisiana, to open waters. With respect to our Texas facilities, the U.S. Intracoastal Waterway provides access between our Texas North and Texas South yards. From our Texas South Yard, the Corpus Christi Ship Channel provides access to the Gulf of Mexico. Our Jennings Shipyard in Jennings, Louisiana, is located on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal Waterway and our Lake Charles Shipyard is 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, Louisiana. These waterways are considered to be navigable waterways of the United States and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued indefinitely. If sufficient funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products and could have a material adverse effect on our operations and financial position.

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

Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We rely heavily on computer information and communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to regularly deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption, or release of data. In addition, our computer and communication systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on our business, financial condition, protection of intellectual property, and results of operations, as well as those of our clients.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions, including possible unauthorized access to and disclosure of our and our clients’ proprietary or classified information. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they may still be vulnerable to these threats. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could damage our reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Item 4. Mine Safety Disclosures
None.
Item 4A. Executive Officers of the Registrant
Listed below are the names, ages and offices held by each of our executive officers as of March 2, 2017. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	54	President, Chief Executive Officer and Director
David S. Schorlemer	50	Executive Vice President, Chief Financial Officer, and Treasurer
Todd F. Ladd	50	Executive Vice President and Chief Operating Officer
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
David S. Schorlemer became Executive Vice President of Finance, Chief Financial Officer and Treasurer on January 3, 2017. Mr. Schorlemer has over 20 years experience as a financial or other senior officer in the energy services industry. Prior to joining the Company, Mr. Schorlemer served as Chief Financial Officer of GR Energy Services Management, L.P., an energy service company delivering completion and production solutions to the United States and Latin American markets. From 2004 to 2015, Mr. Schorlemer served as Executive Vice President and Chief Financial Officer of Stallion Oilfield Holdings, Inc., an energy service company providing upstream, midstream and industrial services to its customers. Mr. Schorlemer served as Vice President - Finance and Chief Financial Officer of Q Services, Inc. from 1997 until Q Services merged with Key Energy Services, Inc. in 2002. Following the merger, Mr. Schorlemer served as Vice President - Marketing & Strategic Planning of Key Energy Services, Inc. until 2004. Mr. Schorlemer also served as Consulting Project Manager with Accenture PLC from 1991 to 1997.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of March 2, 2017, we had approximately 3,139 holders of record of our common stock.
The following table sets forth the high and low sale prices per share of the common stock, as reported by The Nasdaq Stock Market LLC, and the amount of cash dividends declared per share of our common stock, for each fiscal quarter of the two most recent fiscal years.

	High	Low	Dividend
Fiscal Year 2016
First Quarter	$10.21	$7.78	$0.01
Second Quarter	7.93	6.37	0.01
Third Quarter	9.47	6.80	0.01
Fourth Quarter	$12.75	$9.25	$0.01
Fiscal Year 2015
First Quarter	$20.05	$12.85	$0.10
Second Quarter	16.11	10.03	0.10
Third Quarter	13.26	9.05	0.10
Fourth Quarter	$13.00	$8.95	$0.10
In each quarter of 2016, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, totaling $588,000. On February 23, 2017, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 24, 2017 to shareholders of record on March 10, 2017. Future declaration and payment of dividends, if any, is at the discretion of our Board of Directors and will depend on our retained earnings, working capital requirements and the future operation and growth of our business and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock we repurchased during the three-month period ended December 31, 2016.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2016	—		—	—	—
November 1 to 30, 2016	1,447		$11.85	—	—
December 1 to 31, 2016	4,179		$12.32	—	—
Total	5,626	(a)	$12.20	—	—

(a)	Represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017. Repurchases may be made through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock. Due to the severity of the industry downturn, our Board of Directors approved a temporary suspension of our stock repurchase program in an effort to conserve cash.

Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of this report on Form 10-K.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock from December 31, 2011 to December 31, 2016, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2012 at closing prices on December 31, 2011 in our common stock and in each of the indexes and on the assumption that dividends were reinvested.
Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 12	Dec 13	Dec 14	Dec 15	Dec 16
Gulf Island Fabrication, Inc.		(16.45)	(1.66)	(14.85)	(44.22)	14.30
S&P 500 Index		16.00	32.39	13.69	1.38	11.96
S&P 500 Oil & Gas Equipment & Services		—	30.65	(7.80)	(18.75)	31.93
	Base Period Dec 11	INDEXED RETURNS Years Ending
Company / Index		Dec 12	Dec 13	Dec 14	Dec 15	Dec 16
Gulf Island Fabrication, Inc.	100	83.55	82.17	69.97	39.03	44.61
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Oil & Gas Equipment & Services	100	100.00	130.65	120.46	97.87	129.13

Item 6. Selected Financial Data
The following table sets forth selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2016 is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto included elsewhere in this report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement Data:
Revenue	$286,326	$306,120	$506,639	$608,326	$521,340
Cost of revenue:
Contract costs	261,473	321,276	462,083	584,665	502,999
Provision for losses on contract receivables	—	—	—	—	14,501
Total cost of revenue	261,473	321,276	462,083	584,665	517,500
Gross profit (loss)	24,853	(15,156)	44,556	23,661	3,840
General and administrative expenses	19,670	16,256	17,409	11,555	9,806
Asset impairment	—	7,202	3,200	—	—
Operating income (loss)	5,183	(38,614)	23,947	12,106	(5,966)
Net interest (expense) income	(308)	(139)	(24)	(234)	433
Other, income (expense)	681	20	(99)	(337)	128
Income (loss) before income taxes	5,556	(38,733)	23,824	11,535	(5,405)
Income taxes	2,041	(13,369)	8,504	4,303	(1,314)
Net income (loss)	$3,515	$(25,364)	$15,320	$7,232	$(4,091)
Income Summary Data:
Basic and diluted earnings (loss) per share—common shareholders	$0.24	$(1.75)	$1.05	$0.50	$(0.29)
Basic and diluted weighted-average common shares	14,631	14,546	14,505	14,463	14,400
Cash dividend declared per common share	$0.04	$0.40	$0.40	$0.40	$0.40

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Working capital	$78,012	$77,968	$97,084	$89,721	$81,330
Property, plant and equipment, net	206,222	200,384	224,777	223,555	229,216
Total assets	322,408	316,923	395,297	426,234	403,495
Debt	—	—	—	—	—
Cash Flow Data:
Net cash provided by operating activities	14,351	10,615	32,110	38,003	11,037
Net cash provided by (used in) investing activities	2,698	(6,007)	(26,729)	(20,802)	(35,890)
Net cash (used in) financing activities	(710)	(5,865)	(5,865)	(5,520)	(5,546)
Operating Data:
Direct labor hours worked for the year ended December 31 (1)	2,784	2,655	3,646	4,060	4,768
Backlog as of December 31 (2)
Direct labor hours	1,265	1,914	1,654	3,256	4,372
Dollars	$132,972	$232,411	$184,667	$358,732	$536,950

(1)	Direct labor hours are hours worked by employees directly involved in the production of our products.

(2)
Our backlog is based on management’s estimate of the number of direct labor hours required to complete and the remaining revenues to be recognized with respect to those projects for which a customer has authorized us to begin work or purchase materials or services pursuant to written contracts, letters of intent or other forms of authorization. The backlog as of each year end also includes commitments received subsequent to December 31 of each year as described in Item 7 of this Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Summary
Our Business
We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation and alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant, completing newbuild construction of two technologically advanced offshore support and two multi-purpose service vessels and recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators.

We operate our business through three operating divisions: Fabrication, Shipyards and Services which are further discussed below. We use modern welding and fabrication technology, and all of our projects are manufactured in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping and the United States Coast Guard. The quality management systems of our operating divisions are certified as ISO 9001-2008 quality assurance programs.

Fabrication Division - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industry including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as modules for petrochemical facilities. We perform these activities out of our fabrication yards in Houma, Louisiana, and Aransas Pass and Ingleside, Texas.

Shipyards Division - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, liftboats, tugboats, towboats, barges and other marine vessels. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs and propeller, shaft and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern United States for various on-site construction and maintenance activities. In addition, our Services division fabricates packaged skid units and perform various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. We perform these services at our customer's facilities or out of our Houma Service Yard.

Known Trends and Uncertainties

Our results of operations are affected primarily by:

•
The level of exploration and development activity maintained by oil and gas exploration and production companies in the Gulf of Mexico, and to a lesser extent, overseas locations. The level of exploration and development activity throughout the energy industry is related to several factors, including trends in oil and gas prices, expectations of future oil and gas prices, changes in technology and changes in the regulatory environment.

•	The level of petrochemical facility construction and improvements.

•	Our ability to win contracts through competitive bidding or alliance/partnering arrangements.

•	Our ability to effectively manage contracts to successful completion.

Oil and gas price volatility has created significant uncertainty in global equity prices and overall market fundamentals within the energy industry. During 2016, our customers in the global oil and gas industry continued to reduce capital spending relative to the already reduced spending levels in 2015. This has also negatively impacted the marine industry that supports offshore exploration and production. This had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our fabrication facilities at desired utilization levels.

Beginning in December of 2016, we have seen improvement with current oil prices in the mid $50's/bbls with announced production cuts by OPEC. We have also been successful in obtaining limited new backlog through recent awards; however, the revenue from recent awards may not be realized until later in 2017, and these awards were received during a period of very competitive pricing with low margins. Oil and gas producers are expected to cautiously increase drilling activity during 2017; however, such increases may not materialize into significant offshore spending as producers may choose to focus on land-based oil and gas production through newly discovered shale finds. Accordingly, we believe that the current environment continues to remain limited with relatively few new bids which presents challenges in the near term. Even if the oil and gas industry experiences a rapid recovery, we believe that there would be a lag of several months before a recovery would optimize the utilization of our fabrication yards.

We continue to respond to decreases in capital spending by our customers by reducing our own discretionary spending. Since the beginning of 2016, wage adjustments along with employee benefit reductions and overall cost reductions in all of our facilities have been implemented along with continued examination of all potential cost reductions associated with our business divisions. We have reduced the level of our workforce based on booked work in all of our facilities and will continue to do so, as necessary. We reduced our capital expenditures and continue to evaluate opportunities to dispose of assets that are either underperforming or not expected to provide sufficient long-term value.

From a marketing perspective, we have increased our focus on fabrication projects outside of the oil and gas sector, including certain large petrochemical plant module work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil and gas prices. We are currently fabricating complex modules for the construction of a new petrochemical plant and fabricated wind turbine pedestals in 2015 for the first offshore wind power project in the United States.  Opportunities for shipyard-related projects remain largely outside of the oil and gas sector. Opportunities for our Services division are expected to remain consistent with current levels.

With no debt and $51.2 million in cash at December 31, 2016, we will continue to conserve our cash due to the uncertainty of both the severity and duration of the current oil and gas market downturn. We will, however, continue to explore opportunities for mergers or acquisitions that may exist. Our recent acquisition of substantially all of LEEVAC's assets, as further discussed below, has provided assets and operations that are complementary to our existing marine fabrication business at an attractive value. We believe that our strong balance sheet, levels of cash, and access to capital provides us with the strength to persevere throughout this difficult business environment.

Operational Achievements During 2016

•
On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment. The transaction added approximately $121.2 million of incremental contract backlog. Strategically, the acquisition expands our marine fabrication and repair and maintenance presence in the GOM market and further diversifies our fabrication capabilities. See also Note 2 of the Notes to Consolidated Financial Statements.

•
In June 2016, we completed the fabrication and assembly of an 1,100-ton compression module for a major international engineering/design company associated with a gas processing plant for onshore Trinidad operations.

•	On February 6, 2017, we completed and duly tendered for delivery an offshore supply vessel related to the backlog that we acquired in the LEEVAC transaction.

•	We completed the remaining two of three tow boats for an inland towing customer that commenced in the third quarter of 2014. The first tow boat was completed during the fourth quarter of 2015.

•
In December 2016, we completed and loaded-out a production platform jacket and piles for a customer in the international offshore natural gas production business. The jacket and piles were subsequently installed by the customer in February 2017.

The Potential Sale of Our South Texas Properties
On February 23, 2017, our Board of Directors approved a recommendation of management to consolidate all of our fabrication operations in South Texas with our fabrication operations in Houma, Louisiana, and place our properties located in Aransas Pass and Ingleside, Texas, up for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. See also "Our Fabrication Facilities in Ingleside and Aransas Pass, Texas" in Item 1 of this Report. The net book value of property, plant and equipment for these assets was $107.6 million at December 31, 2016. These properties are currently underutilized and represent excess capacity within our Fabrication division. We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma fabrication operations as necessary. As a result of the decision to place our South Texas properties for sale and the underutilization currently being experienced, we expect to incur costs associated with the maintaining of the facility through its sale that will not be recoverable. These costs include insurance, general maintenance of the property in its current state, property taxes, and retained employees.

We do not expect the sale of these properties to impact our ability to service our deepwater customers or operate our Fabrication division. For additional information, see our Risk Factors listed in Item 1A of this Report.

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

A comparison of our backlog as of December 31, 2016, September 30, 2016 and as of December 31, 2015 is as follows (amounts in thousands, except for percentages):

	As of December 31, 2016 (1)			As of September, 2016		As of December 31, 2015 (2)
	$'s	Labor hours		$'s	Labor hours	$'s	Labor hours
Fabrication	$65,444	707		$84,940	841	$62,006	724
Shipyards	59,771	457		78,886	582	131,660	886
Services	7,757	101		17,386	163	38,761	304
Intersegment eliminations	—	—		—	—	(16)	—
Total Backlog	$132,972	1,265		$181,212	1,586	$232,411	1,914

	Number	Percentage		Number	Percentage	Number	Percentage
Major customers	two	80.5%	(3)	three	75.3%	five	76.1%

	$'s	Percentage		$'s	Percentage	$'s	Percentage
Deepwater locations	$2,743	2.1%		$15,775	8.7%	$47,077	20.3%
Foreign locations	4,774	3.6%		13,519	7.5%	26,184	11.3%

Backlog that is expected to be recognized in revenue during:
	$'s	Percentage
2017	$130,412	98.1%	(4)
2018	2,560	1.9%	(4)
Total Backlog	$132,972	100%
1) Backlog as of December 31, 2016 includes commitments received through February 22, 2017. We exclude suspended projects from contract backlog that are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Our amount of backlog that was acquired in the LEEVAC transaction includes $3.8 million of non-cash deferred revenue related to the purchase price fair value of the contracts acquired in the LEEVAC transaction and included in deferred revenue in our Consolidated Balance Sheet at December 31, 2016.

2)
Backlog as of December 31, 2015 includes commitments received through February 19, 2016 and $112.0 million of newbuild construction backlog that was acquired in the LEEVAC transaction as reported in our 2015 Form 10-K.

3) Projects for our two largest customers consist of the following:
(i) two large multi-purpose supply vessels for one customer in our Shipyards division, from contracts we assumed in the LEEVAC transaction and will be completed during the first and second quarter of 2018; and
(ii) the fabrication of four modules associated with a U.S. ethane cracker project in our Fabrication division to be completed in late 2017.
4) The timing of our recognition of the revenue backlog as presented above is based on management estimates of the application of the direct labor hours during the current projected timelines to complete the projects in our backlog. Certain factors and circumstances, as mentioned above, could cause changes in the period when the backlog is recognized as revenue.
Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog and could have a material adverse effect on revenue, net income and cash flow. For additional information, see Note 1 in the Notes to Consolidated Financial Statements and Item 1A. Risk Factors – “Our backlog is subject to change as a result of changes to management’s estimates, suspension or termination of projects currently in our backlog or our failure to secure additional projects. Our revenue, net income and cash flow could be adversely affected as a result of changes to our backlog.”

Workforce
Our workforce varies based on the level of ongoing fabrication activity at any particular time. During 2016, we made reductions in our workforce (primarily at our Fabrication and Shipyard facilities) in response to decreases in the amount of fabrication work. On January 1, 2016, we hired 380 employees with the LEEVAC transaction representing substantially all of the former LEEVAC employees. As of December 31, 2016 and 2015, we had approximately 1,178 and 1,255 employees, respectively. We use contract labor when required to meet customer demand. The number of contract laborers we used increased to 92 in 2016 as compared to 71 in 2015. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good.
Labor hours worked were 2.8 million, 2.7 million and 3.6 million for the years ending December 31, 2016, 2015 and 2014 respectively. The increase in labor hours worked in 2016 relative to 2015 was attributable to the contracts assumed in the LEEVAC transaction, partially offset by decreases in overall levels of activity as a result of a decline in our oil and gas fabrication activity.
As disclosed in "The Potential Sale of Our South Texas Properties" above, our Board of Directors approved a recommendation of management to place our South Texas properties up for sale on February 23, 2017. We are working to wind down all fabrication activities at our South Texas properties and re-allocate remaining backlog and workforce to our Houma Fabrication Yard as necessary.
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
Revenue Recognition
The majority of our revenue is recognized on a percentage-of-completion basis based on the ratio of direct labor hours actually performed to date compared to the total estimated direct labor hours required for completion. Accordingly, contract price and cost estimates are reviewed monthly as the work progresses, and adjustments proportionate to the percentage-of-completion are reflected in revenue for the period when such estimates are revised. If these adjustments were to result in a reduction of previously reported profits, we would recognize a charge against current earnings, which may be significant depending on the size of the project or the adjustment.
Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. To the extent work from changes in scope have been approved for scope, but not as to price, revenue is recognized up to cost incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. For the years ended December 31, 2016, 2015 and 2014, there was no significant revenue related to unapproved change orders or claims.
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
Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $1.8 million, $33.9 million, and $6.6 million, for the years ended December 31, 2016, 2015 and 2014, respectively. Contract losses for the year ended December 31, 2016 were primarily attributable to our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity and competitive pricing.
Contract losses for the year ended December 31, 2015 were primarily related to a $24.5 million decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project delivered during the fourth quarter of 2015. In addition we accrued contract losses of approximately $9.4 million resulting from increases in our projected unit labor rates of our fabrication facilities which were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity. Contract losses for the year ended December 31, 2014 of

$6.6 million were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer.
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
During 2016, the provision for bad debts was approximately $493,000 which is primarily related to uncollected storage rentals from customers within our Fabrication division. During 2015, allowances for bad debts were approximately $44,000. During the fourth quarter of 2014, the Company included an allowance for bad debt in the amount of $3.6 million in connection with negotiations of an outstanding contract receivable balance with a deepwater offshore customer related to a deepwater hull project that was completed during the first quarter of 2014.
Fair Value Measurements:
The determination of fair value can require the use of significant judgment and can vary based on the facts and circumstances. See also Note 6 of the Notes to Consolidated Financial Statements.
We evaluate long-lived assets or asset groups used in operations for impairment losses when events and circumstances indicate that the assets or asset groups might not be recoverable. If events and circumstance indicate that the assets or asset groups might not be recoverable, the expected future undiscounted cash flows from the assets or asset groups are estimated and compared with the carrying amount of the assets or asset groups. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets or asset groups, an impairment loss is recorded.
An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate. Due to the sustained slowdown in our industry as a result of the downturn in oil prices, we continued to identify indicators of impairment at our South Texas properties. We have evaluated the future undiscounted cash flows for the South Texas properties; however, given the uncertainty with respect to those cash flows we have obtained appraisals to determine the fair value of the asset group. We compared the fair value of the asset group to the net realizable value based upon, which did not result in impairment.
As disclosed our "Executive Summary" above, our Board of Directors approved a recommendation to place our South Texas properties up for sale on February 23, 2017.
We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at December 31, 2015 consisted of equipment that was subsequently sold during the first quarter of 2016. We estimated the fair value as the actual cash proceeds received less costs incurred to sell. We recorded an impairment of $0.6 million related to this equipment during the fourth quarter of 2015.
During 2015, we also recorded an impairment of $6.6 million related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012 based on the estimated scrap value of these materials and reclassified the asset’s net realizable value of $3.7 million to inventory. We intend to use this inventory on future construction projects at our various fabrication facilities.

During the fourth quarter of 2014, management determined that its previous estimate of $13.5 million for the fair value of assets held for sale had declined to $10.3 million, and we recorded an impairment charge of $3.2 million for the year ended December 31, 2014.

Purchase Price Accounting - LEEVAC Transaction

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments applied from sureties on certain ongoing fabrication projects that were assumed in the transaction. See also Note 2 of the Notes to Consolidated Financial Statements.

We allocate the purchase price to the acquired assets and assumed liabilities, including machinery and equipment, identifiable intangible assets and deferred revenues based upon their fair values as required by GAAP. The allocation and determination of respective fair values requires significant judgment and inherently complex calculations. We typically obtain the assistance of third party advisors in making these determinations.

The values assigned for the machinery and equipment we acquired were estimated primarily using the cost method. The cost method uses the concept of replacement and/or reproductive cost of the asset less depreciation due to physical, functional and economic factors, including obsolescence. The values assigned to the intangible assets (leasehold interest) and deferred revenues from below market contracts were calculated using the income method by applying a discounted cash flow model to the differences between the forecasted cash flows and market rates. The significant estimates and assumptions used in calculating these estimates are generally unobservable in the marketplace and reflect management’s estimates of assumptions that market participants would use.

We expense acquisition costs as incurred. During the years ended December 31, 2016, 2015 and 2014, we incurred acquisition costs of $118,000, $721,000 and $0, respectively.

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of three to 25 years for machinery and equipment. See Note 5 of the Notes to Consolidated Financial Statements. The determination of useful lives requires judgment and includes significant estimates that management reassesses as circumstances warrant. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $25.4 million, $26.2 million and $26.4 million, respectively.

Results of Operations
2015 Loss Provision - During the year ended December 31, 2015, we incurred contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer. No recoveries from our legal action have been included in the preparation of our Consolidated Financial Statements for the years ended December 31, 2016 or 2015.
In addition, we accrued contract losses of approximately $9.4 million during the year ended December 31, 2015 resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.

Comparison of the years ended December 31, 2016 and 2015 (in thousands, except for percentages):
Consolidated

	Twelve Months Ended December 31,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$286,326	$306,120	$(19,794)	(6.5)%
Cost of revenue	261,473	321,276	(59,803)	(18.6)%
Gross profit (loss)	24,853	(15,156)	40,009	264.0%
Gross profit (loss) percentage	8.7%	(5.0)%
General and administrative expenses	19,670	16,256	3,414	21.0%
Asset impairment	—	7,202	(7,202)	(100.0)%
Operating income (loss)	5,183	(38,614)	43,797	(113.4)%
Other income (expense):
Interest expense	(332)	(165)	(167)
Interest income	24	26	(2)
Other income	681	20	661
Total Other income (expense)	373	(119)	492	413.4%
Net income (loss) before income taxes	5,556	(38,733)	44,289	114.3%
Income taxes	2,041	(13,369)	15,410	115.3%
Net income (loss)	$3,515	$(25,364)	$28,879	113.9%
Revenues - Our revenues for years ended December 31, 2016 and 2015 were $286.3 million and $306.1 million, respectively, representing a decrease of 6.5%. The decrease is due to the significant decreases in capital spending by our customers as a result of the prolonged downturn in the oil and gas industry particularly in our Fabrication division and a decrease in pass through costs. Additionally, our Fabrication division completed a 1,200 foot jacket, piles and an approximate 450 short ton topside during 2015 with no similar project in 2016. Our decrease in revenue earned from offshore fabrication work was partially offset by the contracts acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $75.6 million in revenue for the year ended December 31, 2016. Pass-through costs as a percentage of revenue were 36.5% and 44.4% for the years ended December 31, 2016 and 2015, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss) - Our gross profit (loss) for the years ended December 31, 2016 and 2015 was $24.9 million (8.7% of revenue) and $(15.2) million (5.0% of revenue), respectively. The increase in gross profit was primarily due to:

•
$24.5 million of contract losses related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project delivered in 2015 as referred to above;

•	$9.4 million of contract losses due to projected increases in our unit labor rates during the fourth quarter of 2015 as referred to above;

•
significant cost cutting measures implemented in order to right-size our operations in response to the decreases in work at our fabrication facilities which include wage adjustments, employee benefit reductions and workforce reductions (see also "Executive Summary" above; and

•	amortization of $5.2 million of non-cash deferred revenue related to the purchase price fair value of the contracts acquired in the LEEVAC transaction for 2016.

General and administrative expenses - Our general and administrative expenses were $19.7 million for the year ended December 31, 2016, compared to $16.3 million for the year ended December 31, 2015. The increase in general and administrative expenses was primarily attributable to the LEEVAC transaction which added $2.9 million in general and administrative expenses and an increase in stock-based compensation expense of $418,000 during the year ended December 31, 2016 as compared to December 31, 2015, partially offset by cost cutting efforts implemented as a result of the downturn in the oil and gas industry.

Asset impairment - We recorded asset impairment charges of $7.2 million during the year ended December 31, 2015 related to our assets held for sale as further discussed in Note 6 of the Notes to Consolidated Financial Statements. We had no asset impairment charges for the year ended December 31, 2016.

Interest expense - The Company had net interest expense of $308,000 for the year ended December 31, 2016 compared to net interest expense of $139,000 for 2015. The increase in net interest expense was primarily driven by interest expense associated with our unused commitment fee on our credit facility increasing from 0.25% to 0.50%.

Other income - Other income for the year ended December 31, 2016 was $681,000 compared to $20,000 for 2015. Other income for the year ended December 31, 2016 primarily represents gains on sales of cranes at our South Texas facility.

Income taxes - Our effective income tax rate for the year ended December 31, 2016 was 36.7% compared to an effective tax rate of 34.5% for 2015. The increase in the effective tax rate is primarily due to the impact of alternative minimum taxes and state income taxes for our operations in Louisiana.

Operating Segments
Fabrication Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$88,683	$151,576	$(62,893)	(41.5)%
Gross profit (loss)	5,061	(37,541)	42,602	113.5%
Gross profit percentage	5.7%	(24.8)%
General and administrative expenses	6,100	9,293	(3,193)	(34.4)%
Asset impairment	—	7,202	(7,202)	(100.0)%
Operating loss	$(1,039)	$(54,036)	$52,997	98.1%
Revenue - Revenue decreased $62.9 million for the year ended December 31, 2016 compared to 2015. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. During 2015, we completed the fabrication of a 1,200 foot jacket, piles and an approximate 450 short ton topside with no similar project in 2016.

Gross profit (loss) - Gross profit increased $42.6 million for the year ended December 31, 2016 compared to 2015. The increase is due to:

•
$24.5 million of contract losses related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project delivered in 2015 as referred to above;

•	$9.4 million of contract losses due to projected increases in our unit labor rates during the fourth quarter of 2015 as referred to above; and

•	Significant cost cutting measures implemented in order to right-size our operations in response to the decreases in work at our fabrication facilities.

General and administrative expense - General and administrative expenses decreased $3.2 million for the year ended December 31, 2016 compared to 2015 due to cost cutting measures implemented during 2016 in response to decreases in work at our fabrication facilities and a decrease in the percentage of allocation of administrative expenses from our corporate office.

Asset impairment - We had no asset impairment charges for the year ended December 31, 2016. We recorded an asset impairment charges of $7.2 million during the year ended December 31, 2015 related to our assets held for sale as further discussed above and in Note 6 of the Notes to Consolidated Financial Statements.

Shipyards Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue (1)	$109,502	$59,601	$49,901	83.7%
Gross profit	7,587	8,665	(1,078)	(12.4)%
Gross profit percentage	6.9%	14.5%
General and administrative expenses	7,750	1,692	6,058	358.0%
Operating (loss) income	$(163)	$6,973	$(7,136)	(102.3)%
____________

(1)	Revenue for year ended December 31, 2016, includes 5.2 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction

Revenue - Revenue increased $49.9 million for the year ended December 31, 2016 compared to 2015 due to the contracts acquired in the LEEVAC transaction (see LEEVAC Transaction above), which contributed $75.6 million in revenue for the year ended December 31, 2016. Included in revenue for 2016 is amortization of $5.2 million million of non-cash deferred revenue related to the purchase price fair value of the contracts acquired in the LEEVAC transaction for 2016. The increase was partially offset by decreases in marine work due to the downturn in the oil and gas industry.

Gross profit - Gross profit decreased $1.1 million for the year ended December 31, 2016 compared to 2015 due to consolidation of jobs at our shipyard in Houma, Louisiana, and tighter margins for other jobs in progress due to the downturn in the oil and gas industry.

General and administrative expense - General and administrative expenses increased $6.1 million for the year ended December 31, 2016 compared to 2015 due to the expenses associated with the operations acquired in the LEEVAC transaction which added $2.9 million in general and administrative expenses and an increase in the percentage allocation of administrative expenses from our corporate office.

Services Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2016	2015	Amount	Percent
Revenue	$91,414	$100,431	$(9,017)	(9.0)%
Gross profit	12,205	13,726	(1,521)	(11.1)%
Gross profit percentage	13.4%	13.7%
General and administrative expenses	5,637	4,178	1,459	34.9%
Operating income	$6,568	$9,548	$(2,980)	(31.2)%

Revenue - Revenue decreased $9.0 million for the year ended December 31, 2016 compared to 2015 due to decreases in work and tighter margins due to the downturn in the oil and gas industry, particularly in the latter half of 2016.

Gross profit - Gross profit decreased $1.5 million for the year ended December 31, 2016 compared to 2015 due to decreases in work and tighter margins for other jobs in progress due to the downturn in the oil and gas industry, particularly in the latter half of 2016.

General and administrative expense - General and administrative expenses increased $1.5 million for the year ended December 31, 2016 compared to 2015 due to increased bonus expense and an increase in the allocation percentage of administrative expenses from our corporate office.

Comparison of the years ended December 31, 2015 and 2014 (in thousands, except for percentages):
Consolidated

	Twelve Months Ended December 31,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$306,120	$506,639	$(200,519)	(39.6)%
Cost of revenue	321,276	462,083	(140,807)	(30.5)%
Gross (loss) profit	(15,156)	44,556	(59,712)	(134.0)%
Gross profit percentage	(5.0)%	8.8%
General and administrative expenses	16,256	17,409	(1,153)	(6.6)%
Asset impairment	7,202	3,200	4,002	125.1%
Operating (loss) income	(38,614)	23,947	(62,561)	(261.2)%
Other income (expense):
Interest expense	(165)	(37)	(128)
Interest income	26	13	13
Other income (expense)	20	(99)	119
Total Other income (expense)	(119)	(123)	4	3.3%
(Loss) income before income taxes	(38,733)	23,824	(62,557)	(262.6)%
Income taxes	(13,369)	8,504	(21,873)	(257.2)%
Net (loss) income	$(25,364)	$15,320	$(40,684)	(265.6)%
Revenues - Our revenues for years ended December 31, 2015 and 2014 were $306.1 million and $506.6 million, respectively, representing a decrease of 39.6%. The decrease is primarily attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in activity in the Gulf of Mexico. In addition, we also experienced:

•
a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015, as further described in "2015 Loss Provision'' above; and

•	higher revenue during 2014 primarily as a result of work performed for a large deepwater project and, to a lesser extent, experienced a decrease of pass through costs in 2015 as compared to 2014.

Pass-through costs, as described in Note 3 in the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period. Pass-through costs as a percentage of revenue were 44.4% and 48.2% for the years ended December 31, 2015 and 2014, respectively.

Gross (loss) profit - Our gross (loss) profit for the years ended December 31, 2015 and 2014 was $(15.2) million (5.0% of revenue) and $44.6 million (8.8% of revenue), respectively. The decrease in gross profit was primarily due to:

•	contract losses of $24.5 million recorded during the third and fourth quarters of 2015, as referred to above;

•	$9.4 million of contract losses due to projected increases in our unit labor rates as referred to above;

•	lower project activity during 2015 as compared to the same period in 2014 and

•	less offshore commissioning and hook-up activity performed on a time and material basis during 2015 as compared to 2014.

General and administrative expenses - Our general and administrative expenses were $16.3 million for the year ended December 31, 2015, compared to $17.4 million for the year ended December 31, 2014. The decrease in general and administrative expenses was primarily attributable to bad debt expense of $3.6 million recorded during the fourth quarter of 2014 related to a contract receivable balance with a customer for a deepwater hull project as well as reductions in discretionary spending in response to customer reductions in capital expenditures and reduced fabrication activity. These decreases were partially offset by $721,000 in acquisition and due diligence expenditures related to the LEEVAC transaction and an increase in stock-based compensation expense of $1.6 million during 2015 as compared to 2014.

Asset impairment - We recorded asset impairment charges of $7.2 million during the year ended December 31, 2015 related to our assets held for sale as further discussed in Note 6 of the Notes to Consolidated Financial Statements as compared to asset impairment charges of $3.2 million for the year ended December 31, 2014.

Interest expense - The Company had net interest expense of $139,000 for the year ended December 31, 2015 compared to net interest expense of $24,000 for 2014. The increase in net interest expense was primarily driven by interest expense associated with increases to letters of credit during 2015.

Other income (expense) - Other income for the year ended December 31, 2015 was $20,000 compared to other expense of $99,000 for 2014. Other income for the year ended December 31, 2015 primarily represents gains on sales of property, plant, and equipment as compared to other expense in 2014, which primarily related to losses on sales of property, plant, and equipment during 2014.

Income taxes - Our effective income tax rate for 2015 was 34.5% compared to an effective tax rate of 35.7% for 2014. The decrease in the effective tax rate is primarily due to the impact of state income taxes for our operations in Louisiana.

Operating Segments
Fabrication Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$151,576	$303,880	$(152,304)	(50.1)%
Gross (loss) profit	(37,541)	19,418	(56,959)	(293.3)%
Gross profit percentage	(24.8)%	6.4%
General and administrative expenses	9,293	12,139	(2,846)	(23.4)%
Asset impairment	7,202	3,200	4,002	125.1%
Operating (loss) income	$(54,036)	$4,079	$(58,115)	(1,424.7)%
Revenue - Revenue decreased $152.3 million for the year ended December 31, 2015 compared to 2014. The decrease is attributable to:

•
a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015, as further described in "2015 Loss Provision'' above;

•	recognized higher revenue primarily as a result of work performed for a large deepwater project during 2014;

•	a decrease of pass through costs due to lesser amounts of subcontractor services and direct materials in 2015 as compared to 2014; and

•	an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects.

Gross (loss) profit - Gross profit decreased $57.0 million for the year ended December 31, 2015 compared to 2014. The decrease is due to:

•
$24.5 million of contract losses related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project delivered in 2015 as referred to above; and

•	$9.4 million of contract losses due to projected increases in our unit labor rates during the fourth quarter of 2015 as referred to above.

•	These were partially offset by $5.4 million of contract losses recognized during 2014 related to tank barge projects for a marine transportation company.

General and administrative expenses - General and administrative expenses decreased $2.8 million for the year ended December 31, 2015, compared to 2014. The decrease in general and administrative expenses was primarily attributable to bad debt expense of $3.6 million recorded during the fourth quarter of 2014.

Asset impairment - We recorded asset impairment charges of $7.2 million during the year ended December 31, 2015 related to our assets held for sale as further discussed in Note 6 of the Notes to Consolidated Financial Statements as compared to asset impairment charges of $3.2 million for the year ended December 31, 2014.

Shipyards Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$59,601	$79,197	$(19,596)	(24.7)%
Gross profit	8,665	4,922	3,743	76.0%
Gross profit percentage	14.5%	6.2%
General and administrative expenses	1,692	1,660	32	1.9%
Operating (loss) income	$6,973	$3,262	$3,711	113.8%
Revenue - Revenue decreased $19.6 million for the year ended December 31, 2015 compared to 2014. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for marine vessels.

Gross profit - Gross profit increased $3.7 million for the year ended December 31, 2015 compared to 2014. The increase is due to improvements in productivity and significant cost cutting measures implemented in order to right-size our operations in response to the decreases in work at our facilities. Additionally, we recognized contract losses of $1.3 million during 2014 that were primarily related to platform supply vessels for an offshore marine company.

Services Division

	Twelve Months Ended December 31,		Increase or (Decrease)
	2015	2014	Amount	Percent
Revenue	$100,431	$132,107	$(31,676)	(24.0)%
Gross profit	13,726	20,258	(6,532)	(32.2)%
Gross profit percentage	13.7%	15.3%
General and administrative expenses	4,178	2,756	1,422	51.6%
Operating (loss) income	$9,548	$17,502	$(7,954)	(45.4)%

Revenue - Revenue decreased $31.7 million for the year ended December 31, 2015 compared to 2014. The decrease is attributable to depressed oil and gas prices and the corresponding reduction in customer demand for offshore connection and hook-up activity.

Gross profit - Gross profit decreased $6.5 million for the year ended December 31, 2015 compared to 2014. The decrease is due to lower demand for offshore connection and hook-up activity resulting in both decreases in revenues and tighter margins on work performed during 2015.

General and administrative expenses - General and administrative expenses increased $1.4 million for the year ended December 31, 2015, compared to 2014. The increase in was primarily attributable to additional support to fulfill contract obligations.

Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At December 31, 2016, cash and cash equivalents totaled $51.2 million compared to $34.8 million at December 31, 2015 with no borrowings outstanding under our credit facility. Working capital was $78.0 million and our ratio of current assets to current liabilities was 3.2 to 1 at December 31, 2016. Our primary source of cash for the year ended December 31, 2016, was the collection of accounts receivable under various customer contracts and sales of three cranes at our Texas facility for $6.4 million. At December 31, 2016, our contracts receivable balance was $20.2 million. We have subsequently collected $12.6 million through February 28, 2017.

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC. The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-

dollar reduction for the assumption of certain net liabilities of LEEVAC at closing and settlement payments from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. During the fourth quarter, we finalized our working capital true-up with the seller and received $1.4 million in cash for additional working capital. Additionally, we hired 380 employees upon acquisition of the facilities representing substantially all of the former LEEVAC employees. Strategically, the transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. At the date of transaction, we acquired approximately $121.2 million of newbuild construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, newbuild construction projects to be delivered in 2017 and 2018 for two customers. At December 31, 2016, our reported backlog includes $3.8 million of non-cash deferred revenue related to the purchase price fair value of the contracts acquired in the LEEVAC transaction and included in deferred revenue in our Consolidated Balance Sheet.

On December 16, 2016, we amended our credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. The amended and restated credit facility: (i) is secured by substantially all of our assets (other than real estate); (ii) extends the term of the facility from January 2, 2017 to November 29, 2018; (iii) reduces the borrowing base from $80.0 million to $40.0 million; and (iv) permits the full borrowing base to be used for issuing letters of credit and/or general corporate and working capital purposes. Under the prior facility, only $20.0 million of the $80.0 million borrowing base could be used for general corporate and working capital purposes. Given the historically low levels of borrowings under our prior credit facility and our cash position, we requested a reduction in the amount of available credit under the facility from $80.0 million to $40.0 million during negotiations with the lenders to decrease the commitment fees payable on the undrawn portion of the facility. We must comply with the following financial covenants each quarter beginning with the quarter ending December 31, 2016:

(i)	minimum net worth requirement of not less than $255.0 million, plus

(a)	plus 50% of net income earned in each quarter beginning December 31, 2016 and

(b)	100% of proceeds from any issuance of common stock,

(c)	less the amount of any impairment on assets owned by Gulf Marine Fabricators, L.P. up to $30.0 million;

(ii)	debt to EBITDA ratio not greater than 2.5 to 1.0; and
(iii) interest coverage ratio not less than 2.0 to 1.0.

The annual interest rates applicable to amounts outstanding under the amended and restated credit facility continue to remain, at the Company’s option, at either (i) a prime rate established by JPMorgan Chase Bank, N.A., or (ii) a LIBOR rate (defined in the amended and restated credit agreement) plus 2.0% per annum. In addition, the commitment fee on the undrawn portion of the facility and the letter of credit fee on undrawn stated amounts under letters of credit issued by the lenders remain at 0.50% per annum and 2.0% per annum, respectively. At December 31, 2016 we had no outstanding borrowings under the credit agreement, and we had outstanding letters of credit totaling $7.7 million. After consideration of outstanding letters of credit, the availability of the unused portion of the revolving credit agreement (as amended) for additional letters of credit and for general corporate purposes was $32.3 million. We were in compliance with our covenants at December 31, 2016.

Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. We experienced a significant decline in our fabrication work from our oil and gas customers during 2015 and 2016 primarily due to the decline in oil and gas prices.

We anticipate capital expenditures for 2017 to range between $8.0 million to $12.0 million primarily for the following:

•	improvements to our Jennings and Lake Charles leased shipyards,

•	improvement to the bulkhead at our Houma facility, and

•	computer system upgrades.

On October 21, 2016, a customer of our Shipyards division announced it had received limited waivers from its lenders and noteholders through November 11, 2016, which was extended through March 3, 2017 with respect to noncompliance with certain financial covenants included in the customer’s debt agreements. The customer also announced its debt agreements will require further negotiation and amendment. In the event our customer is unsuccessful in these efforts, the customer has publicly stated that it will consider other options including a possible reorganization under Chapter 11 of the Federal bankruptcy laws. At December 31, 2016, we had two vessels under construction for this customer with no contracts receivable outstanding and deferred revenue exceeded our contracts in progress.

We completed and tendered to this customer for delivery the first vessel on February 6, 2017. Upon our tender of delivery, our customer alleged certain technical deficiencies associated with the vessel. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contract. As of February 6, 2017, approximately $4.5 million remained due and outstanding from our customer under this contract. We continue to hold discussions with our customer in an effort to resolve this matter and intend to take all legal action as may be necessary to protect our rights under the contract and recover the remaining balance owed to us. The second offshore supply vessel for this customer is scheduled for delivery in May 2017. As of February 28, 2017, the balance due to us for this second vessel is approximately $4.9 million and both we and our customer remain in compliance with the terms of this contract.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value, and that we would be able to fully recover any amounts due to us.

On February 23, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable March 24, 2017 to shareholders of record on March 10, 2017.

We believe our cash and cash equivalents generated by operating activities and funds available under our credit facility will be sufficient to fund our capital expenditures, issue future letters of credit and meet our working capital needs through the next year to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Operating activities	$14,351	$10,615	$32,110
Investing activities	2,698	(6,007)	(26,729)
Financing activities	$(710)	$(5,865)	$(5,865)

Operating activities:

•	The increase in cash provided by operations for the year ended December 31, 2016 compared to 2015 was primarily due to increased gross profit.

•	The decrease in cash flows provided by operating activities for 2015 as compared to 2014 was primarily due to net losses incurred during 2015 as compared to net income during 2014.

Investing activities:

•
The increase in cash provided by investing activities for the year ended December 31, 2016 compared to 2015 was primarily due to proceeds received from the sale of assets (primarily three cranes at our Texas facility) of $6.5 million and $3.0 million in cash received in the LEEVAC transaction.

•
The decrease in cash flows used in investing activities for 2015 as compared to 2014 was primarily due to reduced capital expenditures as a result of management’s concerted effort to reduce our discretionary and capital spending.

Financing activities:

•	The decrease in cash used in financing activities for the year ended December 31, 2016 compared to 2015 was due to the reduction in the cash dividend in 2016.

•	Cash flows used in financing activities for each of the years ended December 31, 2015 and 2014 primarily related to the payment of dividends.

Contractual Obligations and Commitments
The following table sets forth an aggregation of our contractual obligations and commitments as of December 31, 2016, (in thousands).

	Total	Payments Due by Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment – equipment (1)	$834	$834	$—	$—	$—
Purchase commitment – material and services (2)	28,417	27,359	1,058	—	—
Operating leases (3)	2,122	852	879	288	103
Total	$31,373	$29,045	$1,937	$288	$103

(1)	“Purchase commitment – equipment” are commitments related to purchase order agreements for equipment.

(2)	“Purchase commitment – material and services” are commitments related to purchase order agreements for contracts in progress.

(3)	Operating leases are commitments for office space and facilities.
Off-Balance Sheet Arrangements
We are not a party to any contract or other obligation not included on our balance sheet that has, or is reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Other Matters

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for a $40.0 million revolving credit facility that allows us to use up to the full amount of the available borrowing base for letters of credit and for general corporate purposes. The annual interest rates applicable to amounts outstanding under the amended and restated credit facility are either (i) a prime rate established by JPMorgan Chase Bank, N.A., or (ii) a LIBOR rate (defined in the amended and restated credit agreement) plus 2.0% per annum (as selected at our option). The commitment fee on the undrawn portion of the facility and the letter of credit fee on undrawn stated amounts under letters of credit issued by the lenders is 0.50% per annum and 2.0% per annum, respectively. At December 31, 2016 we had no outstanding borrowings under the credit agreement, and we had outstanding letters of credit totaling $7.7 million. After consideration of outstanding letters of credit, the availability of the unused portion of the revolving credit agreement was $32.3 million.
Item 8. Financial Statements and Supplementary Data
In this report our consolidated financial statements of and the accompanying notes appear on pages F-1 through F-21 and are incorporated herein by reference. See Index to Consolidated Financial Statements on Page 44.
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls over the operations and assets acquired from LEEVAC Shipyards L.L.C and its affiliates as we are permitted to exclude these from our assessment in the initial year of acquisition. Total assets and liabilities reported by LEEVAC and included in our Consolidated Balance Sheet as of December 31, 2016 were $52.2 million and $54.0 million, respectively. Revenues and net loss reported by LEEVAC for the year ended December 31, 2016 were $75.6 million and $1.8 million, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated March 2, 2017, which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.

We have audited Gulf Island Fabrication, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gulf Island Fabrication, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LEEVAC Shipyards, L.L.C and its affiliates, which is included in the December 31, 2016 consolidated financial statements of Gulf Island Fabrication, Inc. and constituted $52.2 million and $54.0 million of total assets and liabilities, respectively, as of December 31, 2016 and $75.6 million and $(1.8) million of revenues and net income (loss), respectively, for the year then ended. Our audit of internal control over financial reporting of Gulf Island Fabrication, Inc. also did not include an evaluation of internal control over financial reporting of LEEVAC Shipyards, L.L.C.
In our opinion, Gulf Island Fabrication, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 2, 2017, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
New Orleans, Louisiana
March 2, 2017

Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers called for by this item may be found following Item 4 of this report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer (the principal accounting officer), and the Corporate Controller – Financial Reporting and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer (the principal accounting officer), the Corporate Controller and persons performing similar functions. These codes are available to the public on our website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our website.
The remaining information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	411,032	N/A	1,012,121
Equity compensation plans not approved by security holders	—		—
Total	—		1,012,121	(1)

(1)
Amount includes the effect of 111,361 performance share awards granted on February 123, 2017. Accordingly, there were 846,230 shares remaining available for issuance under the 2015 Stock Incentive Plan, 54,304 shares remaining available under the 2011 Long-Term Incentive Plan, and 111,587 shares remaining available under the Long-Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Information called for by this item may be found in our definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following financial statements, schedules and exhibits are filed as part of this Report:
(i) Financial Statements
(ii) Schedules
Other schedules have not been included because they are not required, not applicable, immaterial, or the information required has been included elsewhere herein.
(iii) Exhibits
See Exhibit Index on page E-1. The Company will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit. Such requests should be addressed to:
Investor Relations
Gulf Island Fabrication, Inc.
16225 Park Ten Place, Suite 280
Houston, Texas 77084

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

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include support personnel hours such as maintenance, warehousing and drafting.

floating production platform:	Floating structure that supports offshore oil and gas production equipment (MinDOC, TLP, FPSO, SPAR).

FPSO:	Floating Production Storage and Offloading vessel. A floating vessel used by the offshore oil and gas industry for the production and processing of hydrocarbons, and for the storage of oil.

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

SPAR:
Single Point Anchor Reservoir. A floating vessel with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

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

G-2

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Gulf Island Fabrication, Inc.
We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gulf Island Fabrication, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 2, 2017

GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,167	$34,828
Contracts receivable, net	20,169	47,060
Contracts in progress	26,829	12,822
Prepaid expenses and other	3,222	3,418
Inventory	11,973	12,936
Assets held for sale	—	4,805
Total current assets	113,360	115,869
Property, plant and equipment, net	206,222	200,384
Other assets	2,826	670
Total assets	$322,408	$316,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,021	$13,604
Advance billings on contracts	3,977	7,081
Deferred revenue, current	11,881	—
Accrued contract losses	387	9,495
Accrued expenses and other liabilities	10,032	7,608
Income taxes payable	50	113
Total current liabilities	35,348	37,901
Net deferred tax liabilities	23,234	21,825
Deferred revenue, noncurrent	489	—
Other liabilities	305	—
Total liabilities	59,376	59,726
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding
Common stock, no par value, 20,000,000 shares authorized, 14,695,020 issued and outstanding at December 31, 2016 and 14,580,216 at December 31, 2015, respectively	10,641	10,352
Additional paid-in capital	98,813	96,194
Retained earnings	153,578	150,651
Total shareholders’ equity	263,032	257,197
Total liabilities and shareholders’ equity	$322,408	$316,923
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$286,326	$306,120	$506,639
Cost of revenue:
Contract costs	261,473	321,276	462,083
Gross profit (loss)	24,853	(15,156)	44,556
General and administrative expenses	19,670	16,256	17,409
Asset impairment	—	7,202	3,200
Operating income (loss)	5,183	(38,614)	23,947
Other income (expense):
Interest expense	(332)	(165)	(37)
Interest income	24	26	13
Other income (expense), net	681	20	(99)
Total Other income (expense)	373	(119)	(123)
Net income (loss) before income taxes	5,556	(38,733)	23,824
Income tax expense (benefit)	2,041	(13,369)	8,504
Net income (loss)	$3,515	$(25,364)	$15,320
Per share data:
Basic and diluted earnings (loss) per share—common shareholders	$0.24	$(1.75)	$1.05
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2014	14,493,748	$10,012	$93,125	$172,425	$275,562
Net income	—	—	—	15,320	15,320
Vesting of restricted stock	45,356	(35)	(323)	—	(358)
Compensation expense restricted stock	—	113	1,026	—	1,139
Dividends on common stock	—	—	—	(5,865)	(5,865)
Balance at December 31, 2014	14,539,104	$10,090	$93,828	$181,880	$285,798
Net loss	—	—	—	(25,364)	(25,364)
Vesting of restricted stock	41,112	(9)	(70)	—	(79)
Compensation expense restricted stock	—	271	2,436	—	2,707
Dividends on common stock	—	—	—	(5,865)	(5,865)
Balance at December 31, 2015	14,580,216	$10,352	$96,194	$150,651	$257,197
Net income	—	—	—	3,515	3,515
Vesting of restricted stock	114,804	(23)	(194)	—	(217)
Compensation expense restricted stock	—	312	2,813	—	3,125
Dividends on common stock	—	—	—	(588)	(588)
Balance at December 31, 2016	14,695,020	$10,641	$98,813	$153,578	$263,032
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$3,515	$(25,364)	$15,320
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	25,448	26,204	26,436
Amortization of deferred revenue	(5,223)	—	—
Asset impairment	—	7,202	3,200
Allowance for doubtful accounts	493	448	3,168
(Gain) loss on the sale of assets	(757)	(10)	86
Deferred income taxes	1,409	(14,061)	8,264
Stock-based compensation expense	3,125	2,707	1,139
Changes in operating assets and liabilities:
Contracts receivable, net	28,067	31,740	15,074
Contracts in progress	(13,984)	14,167	(2,262)
Advance billings on contracts	(3,197)	(11,685)	(16,240)
Accounts payable	(12,757)	(26,668)	(25,782)
Prepaid expenses and other assets	230	1,092	352
Inventory	6,501	931	1,189
Accrued contract losses	(9,108)	8,678	817
Deferred revenue	(11,656)	—	—
Deferred compensation	305	—	—
Accrued expenses	2,003	(5,381)	1,334
Current income taxes	(63)	615	15
Net cash provided by operating activities	14,351	10,615	32,110
Cash flows from investing activities:
Cash received in acquisition	3,035	—	—
Capital expenditures, net	(6,795)	(6,018)	(27,658)
Proceeds from the sale of equipment	6,458	11	929
Net cash provided by (used in) investing activities	2,698	(6,007)	(26,729)
Cash flows from financing activities:
Borrowings against notes payable	—	—	22,000
Payments on notes payable	—	—	(22,000)
Payment of financing costs	(122)	—	—
Payments of dividends on common stock	(588)	(5,865)	(5,865)
Net cash used in financing activities	(710)	(5,865)	(5,865)
Net increase (decrease) in cash and cash equivalents	16,339	(1,257)	(484)
Cash and cash equivalents at beginning of period	34,828	36,085	36,569
Cash and cash equivalents at end of period	$51,167	$34,828	$36,085
Supplemental cash flow information:
Interest paid	$332	$165	$169
Income taxes paid (refunds received), net	$377	$(152)	$225
Schedule of noncash financing activities
Reclassification of property, plant and equipment to assets held for sale	$—	$4,805	$—
Reclassification of assets held for sale to inventory	$—	$3,727	$—
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Gulf Island Fabrication, Inc. ("Gulf Island"), and together with its subsidiaries ("the Company," "we" or "our"), is a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation and alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant, completing newbuild construction of two technologically advanced offshore support and two multi-purpose service vessels and recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana, and Aransas Pass and Ingleside, Texas.

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (collectively, “LEEVAC”), through our newly formed wholly-owned subsidiary, Gulf Island Shipyards, L.L.C. in an all cash transaction. See further discussion of the LEEVAC transaction as discussed in Note 2 - "LEEVAC Transaction."

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Operating Cycle

The lengths of our contracts vary, but are typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be paid or received within the next twelve months include contract retainage, contracts in progress and advanced billings on contracts. However, any variation from normal contract terms would cause classification of assets and liabilities as long-term.

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
Our principal customers include major and large independent oil and gas companies and their contractors and marine vessel operators and their contractors. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. Receivables are generally

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

not collateralized. In the normal course of business, we extend credit to our customers on a short-term basis. See Note 4 - "Contracts Receivable and Retainage" for a detail of our allowance for doubtful accounts.
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
Assets Held for Sale
Assets held for sale are required to be measured at the lower of their carrying amount or fair value less cost to sell. See Note 6 - “Fair Value Measurements” for additional information regarding our assets held for sale.
Workers Compensation Liability
The Company and its subsidiaries are self-insured for workers’ compensation liability except for losses in excess of varying threshold amounts. Our workers compensation liability balance was $3.4 million as of December 31, 2016 and $2.6 million as of December 31, 2015, respectively.
Property, Plant and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which range from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.
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

See Note 6-“Fair Value Measurements” for additional information regarding fair value measurements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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
Profit incentives are included in revenue when their realization is probable. Claims for extra work or changes in scope of work are included in revenue when the amount can be reliably estimated and collection is probable. To the extent work from changes in scope have been approved for scope, but not as to price, revenue is recognized up to cost incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. For the years ended December 31, 2016, 2015, and 2014, there was no significant revenue related to unapproved change orders or claims.
Some contracts include a total or partial reimbursement to us of any costs associated with specific capital projects required by the fabrication process. If a particular capital project provides future benefits to us, the cost to build the capital project will be capitalized, and the revenue for the capital project will increase the estimated profit in the contract.
See Note 3 -“Contract Revenue and Percentage-of-Completion Method” for additional information regarding our percentage-of-completion accounting and revenue recognition.
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
Reserves for uncertain tax positions are recognized when the positions are more likely than not to not be sustained upon audit. Interest and penalties on uncertain tax positions are recorded in income tax expense. Our federal tax returns have been examined and settled through the 2012 tax year. There were no material uncertain tax positions recorded for the years presented in these statements. See also Note 9 - "Income Taxes."
New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition.” ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. We use the percentage-of-completion accounting method to account for our fixed-price or unit rate contracts, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. We understand that this method will still be allowed under the update; however, there are additional criteria to consider for the requirements to recognize revenue under the percentage-of-completion method. We are in process of reviewing our contracts to ensure that we will continue to be able to apply our revenue recognition policies, but we are evaluating whether implementation of this update will have a material effect to our results of operations. We intend to use the modified retrospective model in adopting this standard, which will require a cumulative catch up adjustment, if any, on January 1, 2018.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We have not elected to early adopt this guidance. We do not expect the adoption of ASU 2015-11 will have a material impact on our financial position, results of operations and related disclosures.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 will be effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We have not elected to early adopt this guidance. We do not expect the adoption of ASU 2015-16 will have a material impact on our financial position, results of operations and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures; however, we expect to record our lease obligations on our balance sheet. See Note 5 for disclosure of our minimum lease payments.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all excess tax benefits or deficiencies to be recognized as income tax benefit or expense in the income statement, and all excess tax benefits to be classified with other income tax cash flows as operating activities. This portion of the amendment should be applied prospectively. The guidance also changes the timing of when excess tax benefits are recognized and the methods available to an entity to estimate the impact of forfeitures related to share-based awards. These two amendment topics should be applied using a modified retrospective transition method, and would require recognition of cumulative-effect adjustments to equity as of the beginning of the period in which the guidance is adopted. The guidance also classifies cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows. This portion of the amendment should be applied retrospectively. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. We have not elected to early adopt this guidance. We are currently evaluating the effect that ASU 2016-09 will have on our financial position and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. We have not elected to early adopt this guidance. The guidance must be applied using a cumulative-effect transition method. We are currently evaluating the effect that ASU 2016-13 will have on our financial position, results of operations and related disclosures.

During 2016, we adopted ASU 2014-15, "Presentation of Financial Statements - Going Concern," for our fiscal year ending December 31, 2016.  Based on management’s evaluation, which covered the one year period following our 2016 Form 10-K filing, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern.  Accordingly the adoption of this guidance did not have an impact on our financial position, results of operations and related disclosures.

2. LEEVAC TRANSACTION

On January 1, 2016, we acquired substantially all of the assets and assumed certain specified liabilities of LEEVAC Shipyards, L.L.C. and its affiliates (“LEEVAC”). The purchase price for the acquisition was $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of LEEVAC and settlement payments applied from sureties on certain ongoing fabrication projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $1.6 million in cash at closing. During the fourth quarter, we finalized our working capital true-up with the seller and received $1.4 million for additional working capital resulting in an adjustment to the initial purchase price accounting values as further discussed below.

Included in our consolidated balance sheet as of December 31, 2016 are assets of $52.2 million and liabilities of $54.0 million from the operations and assets acquired in the LEEVAC transaction. The results of LEEVAC are included in our consolidated statements of operations for the year ended December 31, 2016. Revenue and net (loss) income included in our results of operations and attributable to the assets and operations acquired in the LEEVAC transaction were $75.6 million and $(1.8) million for the

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

year ended December 31, 2016, respectively. Included in revenue was $5.2 million in non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction.
The facilities acquired in the LEEVAC transaction are leased and operated under lease and sublease agreements as follows:

•
Jennings Shipyard - Our Jennings Shipyard is an 180-acre complex five miles east of Jennings, Louisiana, on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway that we lease from a third party. The Jennings Shipyard includes over 100,000 square feet of covered fabrication area including a panel line, pipe shop and 3,000 feet of water frontage with two launch ways and four covered construction bays. The lease, including exercisable renewal options, extends through January 2045.

•
Lake Charles Shipyard - Our Lake Charles Shipyard is a 10-acre complex 17 miles from the Gulf of Mexico on the Calcasieu River near Lake Charles, Louisiana, that we sublease from a third party. The Lake Charles Shipyard includes 1,100 feet of bulkhead water frontage with a water depth of 40 feet located one mile from the Gulf Intracoastal Waterway and is located near multiple petrochemical plants. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038.

•
Prospect Shipyard - We lease a 35-acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana, from the former owner of LEEVAC Shipyards, currently the Senior Vice President of our Shipyards division. Payment terms are approximately $67,000 per month. The lease expires 90 days following the completion of either of the two vessels currently under construction at the facility, but no later than August 31, 2017. We expect to move the machinery and equipment at this shipyard to our remaining Shipyard division facilities prior to or at expiration of the lease.

Strategically, the LEEVAC transaction expands our marine fabrication and repair and maintenance presence in the Gulf South market. We acquired approximately $121.2 million of newbuild construction backlog inclusive of approximately $9.2 million of purchase price fair value allocated to four, newbuild construction projects to be delivered in 2017 and 2018 for two customers. Additionally, we hired 380 employees representing substantially all of the former LEEVAC employees.

We finalized our working capital true-up with the seller during the fourth quarter of 2016, which resulted in an additional receipt of cash of $1.4 million. We have recorded adjustments to the initial purchase price accounting values based upon the actual working capital values that we presented. Our working capital true-up resulted from a $2.1 million reduction in the seller payment owed for prepaid contracts and a $3.6 million decrease in the actual value of working capital (primarily accounts receivable and accounts payable) that we received. We also recorded an adjustment of $2.1 million to the purchase price valuation allocated to machinery and equipment. The tables below present the total cash received as reported in our consolidated statements of cash flows, the amounts received from the seller and the corresponding fair values assigned to the assets and liabilities acquired from LEEVAC which includes the effect of the working capital true-up and our updated valuation of machinery and equipment.

	As Originally Reported	Adjustment from Working Capital True-up	Valuation Adjustment	Fair Value
Assets:
Accounts receivable	$3,544	$(1,882)	$—	$1,662
Inventory	4,938	724	—	5,662
Prepaid expenses and other assets	—	57	—	57
Machinery and equipment	23,056	—	2,118	25,174
Intangible assets (leasehold interests)	2,123	—	—	2,123
Liabilities:				—
Accounts payable and accrued expenses	6,003	2,464	—	8,467
Deferred revenue and below market contracts	29,246	—	—	29,246
Net cash received from seller	$1,588	$3,565	$(2,118)	$3,035

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As Originally Reported	Adjustment from Working Capital True-up	Adjusted
Consideration received upon acquisition of LEEVAC:
Seller payment for prepaid contracts (1)	$16,942	$(2,118)	$14,824
Surety payments related to assigned contracts (2)	7,125	—	7,125
Sub-total	24,067	(2,118)	21,949
Less:
Working capital assumed	2,479	(3,565)	(1,086)
Net cash due to the Company	1,588	1,447	3,035
Sub-total	4,067	(2,118)	1,949
Purchase price	$20,000	$—	$20,000
__________

(1)	Payment from seller for customer payments received in advance of progress on contracts assigned to us concurrent with the closing of the LEEVAC transaction.

(2)	Payments from sureties in connection with the release of further obligations related to contracts assigned to us concurrent with the closing of the LEEVAC transaction.

Pro Forma Results of Acquisitions

The results of the LEEVAC Transaction are fully incorporated in our financial statements for the year ended December 31, 2016 as the transaction occurred on January 1, 2016. The table below presents our pro forma results of operations for the year ended December 31, 2015 assuming that we acquired substantially all of the assets and certain specified liabilities of LEEVAC on January 1, 2015 (in thousands):

Year Ended December 31, 2015		Pro forma adjustments
	Historical results	LEEVAC	Adjustments		Pro forma results
Revenue	$306,120	$87,239	$—		$393,359
Net income (loss)	$(25,364)	$(4,655)	$3,738	(1)	$(26,281)
______________
(1) Adjustments to historical results are as follows:

Year Ended December 31, 2015
Effect of purchase price depreciation	$1,217
Elimination of interest expense	2,038
Income taxes	483
Total	$3,738

3. CONTRACT REVENUE AND PERCENTAGE-OF-COMPLETION METHOD
Information with respect to uncompleted contracts as of December 31, is as follows (in thousands):

	2016	2015
Costs incurred on uncompleted contracts	$246,424	$437,658
Estimated profit earned to date	21,363	7,777
Sub-total	267,787	445,435
Less billings to date	244,935	439,694
Total	$22,852	$5,741

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The above amounts are included in the accompanying consolidated balance sheets at December 31, under the following captions (in thousands):

	2016	2015
Contracts in progress	$26,829	$12,822
Advance billings on contracts	(3,977)	(7,081)
Total	$22,852	$5,741
Provision for estimated losses

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. We recognized contract losses of $1.8 million, $33.9 million, and $6.6 million in the years ended December 31, 2016, 2015, and 2014, respectively. Contract losses for the year ended December 31, 2016 were primarily attributable to decreasing margins on fabrication work due to continued depressed oil and gas prices within our Fabrication division and the movement of vessels in progress from our leased Prospect Shipyard to our owned Houma Shipyard within our Shipyards division. Contract losses for the year ended December 31, 2015 were primarily due to $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015. In addition, we increased accrued contract losses associated with our remaining contracts by approximately $9.4 million during 2015 due to increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity. Contract losses for the year ended December 31, 2014 were primarily related to two tank barge projects for a marine transportation company, platform supply vessels for an offshore marine company and a production platform jacket for a deepwater customer.
Revenues from Major Customers
The Company is not dependent on any one customer, and the revenue earned from each customer varies from year to year based on the contracts awarded; however, the Company is highly dependent on a few large customers in each year, particularly customers for our major deepwater projects, as shown below. Revenues from customers comprising 10% or more of the Company’s total revenue for the years ended December 31, 2016, 2015 and 2014, respectively, are summarized as follows (in thousands):

Customer	2016	2015	2014
A	$65,981	*	*
B	*	$55,775	$160,173
C	*	$36,320	*
D	*	*	$98,644

*	The customer revenue was less than 10% of the total revenue for the year.
International Revenues
The Company’s fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenues related to fabricated structures for delivery outside of the United States accounted for 14%, 6%, and 10% of the Company’s revenues for the years ended December 31, 2016, 2015 and 2014, respectively, and are summarized as follows (in thousands):

	2016	2015	2014
Location:
United States	$245,039	$287,892	$456,839
International	41,287	18,228	49,800
Total	$286,326	$306,120	$506,639
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

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We define pass-through costs as material, freight, equipment rental, and sub-contractor services included in the direct costs of revenue associated with projects. Pass-through costs have no impact in the determination of gross margin recognized for the related project for a particular period. Pass-through costs as a percentage of revenue were 36.5%, 44.4% and 48.2% for the years ended December 31, 2016, 2015 and 2014, respectively.
Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In 2014, we had one asserted liquidated damages claim in the amount of $0.3 million that was fully settled, related to the fabrication of an offshore supply vessel. Other than the aforementioned claim, as of March 2, 2017, we were not aware of any asserted or unasserted liquidated damage claims by any of our customers.

4. CONTRACTS RECEIVABLE AND RETAINAGE
Of our contracts receivable balance at December 31, 2016, $8.6 million, or 42.7%, is for three customers. Amounts due on contracts as of December 31, were as follows (in thousands):

	2016	2015
Completed contracts
Current receivables	$6,812	$15,904
Long-term receivables due after one year	—	—
Contracts in progress:
Current receivables	14,248	31,148
Retainage due within one year	113	52
Total contracts receivable	21,173	47,104
Less allowance for doubtful accounts	1,004	44
Net contracts receivable	$20,169	$47,060
Our allowance for doubtful accounts as of December 31, 2016 primarily relates to a customer in our Fabrication division for the storage of an offshore drilling platform which was fully reserved in 2016. Our allowance for doubtful accounts as of December 31, 2015 related to a customer that had declared bankruptcy and was fully reserved in 2015.

5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at December 31, (in thousands):

	Estimated Useful Life	2016	2015
	(in Years)
Land	-	$10,463	$10,463
Buildings	25	65,894	64,154
Machinery and equipment	3 to 25	238,029	223,521
Furniture and fixtures	3 to 5	5,570	5,354
Transportation equipment	3 to 5	3,814	3,481
Improvements	15	128,437	127,727
Construction in progress	-	5,303	2,488
Total cost		457,510	437,188
Less accumulated depreciation		251,288	236,804
Net book value		$206,222	$200,384
We lease certain equipment used in the normal course under month-to-month lease agreements cancelable only by us. During 2016, 2015, and 2014, we expensed $2.5 million, $5.9 million, and $5.6 million, respectively, related to these leases.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We lease our corporate office and parking facilities located in Houston, Texas. Leased premises consist of office space of approximately 8,000 square feet. The term of the lease matures on January 31, 2020. We also lease and/or sublease facilities in Lake Charles, Jennings and Houma, Louisiana. See note 2 "LEEVAC Transaction" for additional description of these leases. The schedule of minimum rental payments under our leases/sublease is as follows (in thousands):

Minimum Payments
2017	$852
2018	439
2019	325
2020	115
2021	96
Thereafter	295
Total	$2,122
6. FAIR VALUE MEASUREMENTS
Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payables approximate their fair values.

LEEVAC transaction - We recorded the assets and liabilities acquired from LEEVAC at their estimated fair values. See Note 2. The values assigned for the valuation of the machinery and equipment we acquired were estimated primarily using the cost method. The cost method uses the concept of replacement and/or reproductive cost of the asset less depreciation due to physical, functional and economic factors, including obsolescence. The preliminary values assigned to the intangible assets (leasehold interest) and below market contracts were calculated using the income method by applying a discounted cash flow model to the differences between the forecasted cash flows and market rates. The significant estimates and assumptions used in calculating these estimates are generally unobservable in the marketplace and reflect management’s estimates of assumptions that market participants would use. Accordingly, we have determined that the fair values assigned to the assets and liabilities acquired in the LEEVAC transaction fall within Level 3 of the fair value hierarchy.

Impairment of long-lived assets - We evaluate long-lived assets or asset groups used in operations for impairment losses when events and circumstances indicate that the assets or asset groups might not be recoverable. If events and circumstance indicate that the assets or asset groups might not be recoverable, the expected future undiscounted cash flows from the assets or asset groups are estimated and compared with the carrying amount of the assets or asset groups. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets or asset groups, an impairment loss is recorded.
An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other asset or liability groups. Fair value is determined based on discounted cash flows or appraised values, as appropriate. As a result of the indicators of impairment identified for the South Texas properties asset group, and the uncertainty with respect to the future undiscounted cash flows, we have obtained appraisals, level 3 inputs, to determine the fair value of the asset group, which did not result in impairment.
Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The determination of fair value can require the use of significant judgment and can vary on the facts and circumstances.

We had no assets held for sale at December 31, 2016. Assets held for sale at December 31, 2015 consist of equipment that was subsequently sold during the first quarter of 2016. We estimated the fair value as the actual cash proceeds received less costs incurred to sell. We recorded an impairment of $0.6 million related to this equipment during the fourth quarter of 2015.

During 2015, we recorded an impairment related to a partially constructed topside, related valves, piping and equipment that we acquired from a customer following its default under a contract for a deepwater project in 2012 in the amount of $6.6 million. We reclassified the asset’s net realizable value of $3.7 million from assets held for sale to inventory based on the estimated scrap value of these materials. The impairment was the result of our limited ability to effectively market these assets held for sale due to the sustained downturn in the energy sector and a potential buyer that was no longer expressing interest in the assets.
During the fourth quarter of 2014, management recorded an impairment charge of $3.2 million related to these same assets based upon a fair value $10.3 million for these assets with the assistance of third party valuation specialists, relying primarily on the cost approach and applied the market approach where comparable sales transaction information was readily available. The

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

cost approach is based on current replacement or reproduction costs of the subject assets less depreciation attributable to physical, functional, and economic factors. The market approach involves gathering data on sales and offerings of similar assets in order to value the subject assets. This approach also includes an assumption for the measurement of the loss in value from physical, functional, and economic factors.
We have determined that our impairments of assets held for sale and inventory are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

7. EARNINGS PER SHARE AND STOCK REPURCHASE PLAN
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	2016	2015	2014
Numerator:
Net income (loss)	$3,515	$(25,364)	$15,320
Less: distributed loss / distributed and undistributed income (unvested restricted stock)	30	84	104
Net income (loss) attributable to common shareholders	$3,485	$(25,448)	$15,216

Denominator (basic and fully diluted):
Denominator for basic earnings per share-weighted-average shares	14,631	14,546	14,505
Basic and fully diluted earnings (loss) per share—common shareholders	$0.24	$(1.75)	$1.05
On July 30, 2015, our Board of Directors authorized the Company to repurchase up to $10.0 million in shares of our common stock under a share repurchase program that remains in effect through July 30, 2017. Repurchases may be effected through open market purchases or in privately negotiated transactions at such times and in such amounts as management deems appropriate, depending on market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be modified, suspended or discontinued at any time. To date, we have made no repurchases of our common stock. Due to the severity of the industry downturn, management has recommended and our Board of Directors has approved a suspension of our stock repurchase program in an effort to conserve cash.

8. LINE OF CREDIT
We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $40.0 million revolving credit facility, which was amended and restated on December 16, 2016. The amended and restated credit facility: (i) is secured by substantially all of our assets (other than real estate); (ii) extends the term of the facility from January 2, 2017 to November 29, 2018; (iii) reduces the borrowing base from $80.0 million to $40.0 million; and (iv) permits the full borrowing base to be used for issuing letters of credit and/or general corporate and working capital purposes. Under the prior facility, only $20.0 million of the $80.0 million borrowing base could be used for general corporate and working capital purposes. Given the historically low levels of borrowings under our prior credit facility and our cash position, we requested a reduction in the amount of available credit under the facility from $80.0 million to $40.0 million during negotiations with the lenders to decrease the commitment fees payable on the undrawn portion of the facility. We must comply with the following financial covenants each quarter beginning with the quarter ending December 31, 2016:

(i)	minimum net worth requirement of not less than $255.0 million,

(a)	plus 50% of net income earned in each quarter beginning December 31, 2016 and

(b)	100% of proceeds from any issuance of common stock,

(c)	less the amount of any impairment on assets owned by Gulf Marine Fabricators, L.P. up to $30.0 million;

(ii)	debt to EBITDA ratio not greater than 2.5 to 1.0; and
(iii) interest coverage ratio not less than 2.0 to 1.0.

The annual interest rates applicable to amounts outstanding under the amended and restated credit facility continue to remain, at the Company’s option, at either (i) a prime rate established by JPMorgan Chase Bank, N.A., or (ii) a LIBOR rate (defined in the amended and restated credit agreement) plus 2.0% per annum. In addition, the commitment fee on the undrawn portion of the facility and the letter of credit fee on undrawn stated amounts under letters of credit issued by the lenders remain at 0.50% per annum and 2.0% per annum, respectively. At December 31, 2016 we had no outstanding borrowings under the credit agreement,

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and we had outstanding letters of credit totaling $7.7 million. After consideration of outstanding letters of credit, the availability of the unused portion of the revolving credit agreement (as amended) for additional letters of credit and for general corporate purposes was $32.3 million. We were in compliance with our covenants at December 31, 2016.

9. INCOME TAXES
Significant components of the Company’s deferred tax assets and liabilities as of December 31 were as follows (in thousands):

	2016	2015
Deferred tax liabilities:
Property, plant and equipment	$27,468	$31,943
Prepaid insurance	766	1,209
Total deferred tax liabilities:	28,234	33,152
Deferred tax assets:
Employee benefits	1,303	924
Uncompleted contracts	106	3,321
Stock based compensation expense	1,488	825
Allowance for uncollectible accounts	192	16
Long term incentive awards	264	—
Federal net operating loss	617	5,478
AMT credit carryforwards	1,030	763
Total deferred tax assets:	5,000	11,327
Net deferred tax liabilities:	$23,234	$21,825
Significant components of income tax expense for the years ended December 31 were as follows (in thousands):

	2016	2015	2014
Current:
Federal	$302	$219	$(105)
State	361	473	459
Total current	663	692	354
Deferred:
Federal	1,549	(13,614)	8,120
State	(171)	(447)	30
Total deferred	1,378	(14,061)	8,150
Income taxes	$2,041	$(13,369)	$8,504
A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the Company’s income tax (benefit) expense for the years ended December 31 is as follows (in thousands):

	2016	%	2015	%	2014	%
U.S. statutory rate	$1,945	35.0%	$(13,556)	35.0%	$8,338	35.0%
Increase (decrease) resulting from:
State income taxes	64	1.1%	275	(0.7)%	311	1.0%
Other	32	0.6%	(88)	0.2%	(145)	(0.3)%
Income tax (benefit) expense	$2,041	36.7%	$(13,369)	34.5%	$8,504	35.7%

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10. RETIREMENT AND LONG-TERM INCENTIVE PLANS
401(k) Plan
The Company has a defined contribution plan for all employees that are qualified under Section 401(k) of the Internal Revenue Code. Gulf Island Resources employees are not eligible for the retirement plan. Contributions to the retirement plan by the Company are based on the participants’ contributions, with an additional year-end discretionary contribution determined by the Board of Directors. Effective April 1, 2016, the Company temporarily suspended its matching contribution in response to the downturn in the oil and gas industry. For the years ended December 31, 2016, 2015 and 2014, the Company contributed a total of $670,000, $2.3 million, and $2.6 million, respectively.
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

At December 31, 2016, there were approximately 1,123,482 shares in the aggregate remaining available for future issuance under the Long-Term Incentive Plan, the 2002 Long-Term Incentive Plan, the 2011 Stock Incentive Plan and the 2015 Stock Incentive Plan (together, the “Incentive Plans”). The Company issues new shares through its transfer agent upon stock option exercises or restricted share issuances.

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

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of our restricted stock awards activity for the years ended December 31, 2016, 2015 and 2014 is presented in the table below.

	2016		2015		2014
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares at the beginning of period	262,964	$18.33	107,840	$24.27	178,950	$24.00
Granted	259,699	8.55	215,034	16.33	6,000	23.19
Vested	(114,804)	14.37	(41,112)	22.04	(45,356)	23.35
Forfeited	(37,294)	15.48	(18,798)	21.39	(31,754)	23.85
Restricted shares at the end of period	370,565	$12.99	262,964	$18.33	107,840	$24.27
As of December 31, 2016, there was $2.6 million of total unrecognized compensation cost related to restricted share-based compensation arrangements granted under the Incentive Plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the year ended December 31, 2016 was $1.2 million.
Share-based compensation cost that has been charged against income for the Incentive Plans was $2.1 million, $2.7 million and $1.1 million for 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0, $0 and $49,000 for 2016, 2015 and 2014, respectively.
Performance share awards

We issue performance share awards to our executives and certain members of management. Performance targets are communicated to employees at the beginning of a performance period and are based upon our total shareholder return compared to an industry peer group as determined by our Board of Directors. There were no performance based share awards for the year ended December 31, 2014. Awards granted during 2015 are based upon a two-year performance period ending December 31, 2016 and payable in shares. The shares vest at the completion of the performance period with compensation expense recognized on a straight line basis. Awards granted during 2016 are based upon a three-year performance period ending in December 31, 2018 and are payable in cash. The fair value of the 2016 awards is calculated each reporting period and compensation expense (including fair value adjustments) are recognized on a straight line basis.

For the years ended December 31, 2016, 2015 and 2014, expense recognized for performance based share compensation was $1.3 million, $1.1 million and $0, respectively. The fair value of the performance based shares granted for the years ended December 31, 2016 and 2015 was $1.6 million and $2.7 million, respectively, as determined using a Monte Carlo simulation model.

11. CONTINGENCIES AND COMMITMENTS
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

12. OPERATING SEGMENTS

In connection with the LEEVAC Transaction (See Note 2), management restructured the operation of our business units into three divisions which we believe meet the criteria of reportable segments under GAAP. These divisions consist of Fabrication, Shipyards and Services.

Fabrication Division - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industries including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Our Fabrication division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for the first offshore wind power project in the United States during 2015) as well as modules for petrochemical facilities. We perform these activities out of our fabrication yards in Houma, Louisiana, and Aransas Pass and Ingleside, Texas.

Shipyards Division - Our Shipyards division primarily manufactures newbuild and repairs various steel marine vessels in the United States including offshore supply vessels, anchor handling vessels and liftboats to support the construction and ongoing operation of offshore oil and gas production platforms, tug boats, towboats, barges and other marine vessels. We also construct dry docks to lift marine vessels out of the water. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. Our Houma dry dock has a current lift capacity of 9,000 tons and is used to maintain and repair third party marine vessels, as well as to launch vessels fabricated at our facilities. We are in process of enhancing our Houma dry dock to increase this capacity to 15,000 tons. We perform these activities out of our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern United States for various on-site construction and maintenance activities. In addition, our Services division fabricates packaged skid units and perform various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. We perform these services at our customer's facilities or out of our Houma Service Yard.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Corporate administrative costs and overhead are generally allocated to our segments except for those costs that are not directly related to the operations of our divisions. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three-year period ended December 31, 2016 is as follows (in thousands):

	December 31, 2016
	Fabrication	Shipyards (1), (2)	Services	Corp. & Eliminations	Consolidated
Revenue	$88,683	$109,502	$91,414	$(3,273)	$286,326
Gross profit	5,061	7,587	12,205	—	24,853
Operating income (loss)	(1,039)	(163)	6,568	(183)	5,183

Depreciation expense	18,566	4,686	1,775	421	25,448
Capital expenditures	2,633	1,861	1,495	806	6,795
Total Assets	$272,292	$81,928	$96,404	$(128,216)	$322,408

	December 31, 2015
	Fabrication	Shipyards	Services	Corp. & Eliminations	Consolidated
Revenue	$151,576	$59,601	$100,431	$(5,488)	$306,120
Gross profit (loss)	(37,541)	8,665	13,726	(6)	(15,156)
Operating income (loss)	(54,036)	6,973	9,548	(1,099)	(38,614)

Depreciation expense	22,045	1,921	1,733	505	26,204
Capital expenditures	3,360	1,206	1,379	73	6,018
Total Assets	$310,790	$54,543	$94,618	$(143,028)	$316,923

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31, 2014
	Fabrication	Shipyards	Services	Corp. & Eliminations	Consolidated
Revenue	$303,880	$79,197	$132,107	$(8,545)	$506,639
Gross profit (loss)	19,418	4,922	20,258	(42)	44,556
Operating income (loss)	4,079	3,262	17,502	(896)	23,947

Depreciation expense	22,524	1,805	1,612	495	26,436
Capital expenditures	23,245	2,135	2,083	195	27,658
Total Assets	$396,806	$63,090	$95,385	$(157,338)	$397,943

____________

(1)
Included in our results of operations for our Shipyards division was revenue and net (loss) income of $75.6 million and ($1.8 million), for the year ended December 31, 2016, respectively, attributable to the assets and operations acquired in the LEEVAC transaction. No amounts were included in the comparable 2015 or 2014 periods as the LEEVAC transaction was effective January 1, 2016. See also Note 2.

(2)	Revenue for the year ended December 31, 2016 includes $5.2 million of non-cash amortization of deferred revenue, related to the values assigned to contracts acquired in the LEEVAC transaction.
13. QUARTERLY OPERATING RESULTS (UNAUDITED)
A summary of quarterly results of operations for the years ended December 31, 2016 and 2015 were as follows (in thousands, except per share data):

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue	$83,979	$81,502	$65,384	$55,461
Gross profit (loss)	5,701	14,066	5,259	(172)
Net income (loss)	989	5,540	541	(3,555)
Basic and fully diluted EPS	$0.07	$0.37	$0.04	$(0.24)

	March 31, 2015	June 30, 2015	September 30, 2015 (1)	December 31, 2015 (1)
Revenue	$99,233	$84,338	$67,531	$55,018
Gross profit (loss)	4,448	5,805	(7,837)	(17,572)
Net income (loss)	83	1,357	(12,137)	(14,667)
Basic and fully diluted EPS	$—	$0.09	$(0.84)	$(1.01)

(1)
During the third quarter of 2015, we recorded contract losses of $14.3 million as a result of our inability to recover certain costs related to a deck and jacket for one of our large deepwater projects, and we recorded an impairment of $6.6 million related to assets held for sale. During the fourth quarter of 2015, we recorded additional contract losses of $10.3 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project which was delivered in 2015. In addition, during the fourth quarter of 2015, we accrued contract losses of approximately $7.6 million resulting from increases in our projected unit labor rates of our fabrication facilities. Our increases in unit labor rates were driven by our inability to absorb fixed costs due to decreases in expected oil and gas fabrication activity.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. SUBSEQUENT EVENTS
Dividends
On February 23, 2017, our Board of Directors declared a dividend of $0.01 per share on the shares of our common stock outstanding, payable March 24, 2017 to shareholders of record on March 10, 2017.
Our South Texas Properties
On February 23, 2017, our Board of Directors approved a recommendation of management to place our South Texas properties located in Aransas Pass and Ingleside, Texas, up for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These properties are currently underutilized and represent excess capacity within our Fabrication division. The net book value of property, plant and equipment for these assets was $107.6 million at December 31, 2016. We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma Fabrication Yard as necessary. As a result of the decision to place our South Texas properties for sale and the underutilization currently being experienced, we expect to incur costs associated with the maintaining of the facility through its sale that will not be recoverable. These costs include insurance, general maintenance of the property in its current state, property taxes, and retained employees.

We do not expect the sale of these properties to impact our ability to service our deepwater customers or operate our Fabrication division.

Customer Matter
On October 21, 2016, a customer of our Shipyards division announced it had received limited waivers from its lenders and noteholders through November 11, 2016, which was extended through March 3, 2017 with respect to noncompliance with certain financial covenants included in the customer’s debt agreements. The customer also announced its debt agreements will require further negotiation and amendment. In the event our customer is unsuccessful in these efforts, the customer has publicly stated that it will consider other options including a possible reorganization under Chapter 11 of the Federal bankruptcy laws. At December 31, 2016, we had two vessels under construction for this customer with no contracts receivable outstanding and deferred revenue exceeded our contracts in progress.

We completed and tendered to this customer for delivery the first vessel on February 6, 2017. Upon our tender of delivery, our customer alleged certain technical deficiencies associated with the vessel. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contract. As of February 6, 2017, approximately $4.5 million remained due and outstanding from our customer under this contract. We continue to hold discussions with our customer in an effort to resolve this matter and intend to take all legal action as may be necessary to protect our rights under the contract and recover the remaining balance owed to us. The second offshore supply vessel for this customer is scheduled for delivery in May 2017. As of the date of this Report, the balance due to us for this second vessel is approximately $4.9 million and both we and our customer remain in compliance with the terms of this contract.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value, and that we would be able to fully recover any amounts due to us. Based on our evaluation to date, we do not believe that any loss on this contract is probable or estimatable at this time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2017.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2017.

Signature	Title

/S/ KIRK J. MECHE	President, Chief Executive Officer and Director (Principal Executive Officer)
Kirk J. Meche

/S/ DAVID S. SCHORLEMER	Executive Vice President, Chief Financial Officer, and Treasurer(Principal Financial and Accounting Officer)
David S. Schorlemer

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ GREGORY J. COTTER	Director
Gregory J. Cotter

/S/ JERRY D. DUMAS, SR.	Director
Jerry D. Dumas, Sr.

/S/ MICHAEL A. FLICK	Director
Michael A. Flick

/S/ CHRISTOPHER M. HARDING	Director
Christopher M. Harding

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ JOHN P. LABORDE	Chairman of the Board
John P. Laborde

S-1

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

EXHIBIT NUMBER

2.1
Asset Purchase Agreement, dated December 23, 2015, among the Company, LEEVAC and certain other parties thereto, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed December 23, 2015.

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 4, 2016.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed March 19, 1997 (Registration No. 333-21863). *

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed November 4, 2016. †

10.2	The Company’s Long-Term Incentive Plan. * †

10.3	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 . † ^

10.4	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed August 9, 2011 (Registration No. 333-176187).

10.5	The Company’s 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed April 28, 2015.

10.6	Form of Performance Share Unit Agreement. (1)

10.7	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.

10.8	Form of Long-Term Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. †

10.9	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 4, 2015.

10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report or Form 10-K for the year ended December 31, 2005. † ^

10.11	Form of Indemnification Agreement dated November 4, 2016, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 4, 2016.

10.12	Tenth Amended and Restated Credit Agreement, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 16, 2016.

10.13	Change of Control Agreement, dated February 26, 2015, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed March 4, 2015.

10.14	Change of Control Agreement, dated February 26, 2015, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed March 4, 2015.

10.15	Change of Control Agreement, dated March 1, 2017, between the Company and David S. Schorlemer.

E-1

EXHIBIT NUMBER

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
(ii)    Consolidated Statements of Operations,
(iii)   Consolidated Statement of Changes in Shareholders’ Equity,
(iv)   Consolidated Statements of Cash Flows and
(v)    Notes to Consolidated Financial Statements.

(1)
Filing intended to replace that certain Form of Performance Share Unit Agreement filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2015. The original Form of Agreement filed with our Form 10-Q for the period ended March 31, 2015 was inadvertently filed in error by the Company.

†	Management Contract or Compensatory Plan.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Commission on February 14, 1997 (Registration Number 333-21863).

^	SEC File Number 000-22303.

E-2