Form 10-Q
period 2017-03-31
GULF ISLAND FABRICATION INC
filed 2017-05-02
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 2, 2017, was 14,850,833.

Table of Contents

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$34,663	$51,167
Contracts receivable and retainage, net	21,061	20,169
Contracts in progress	30,380	26,829
Prepaid expenses and other assets	2,369	3,222
Inventory	11,798	11,973
Assets held for sale	110,545	—
Total current assets	210,816	113,360
Property, plant and equipment, net	91,014	206,222
Other assets	2,830	2,826
Total assets	$304,660	$322,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,501	$9,021
Advance billings on contracts	4,762	3,977
Deferred revenue, current	6,577	11,881
Accrued contract losses	152	387
Accrued expenses and other liabilities	7,541	10,032
Income tax payable	347	50
Total current liabilities	27,880	35,348
Net deferred tax liabilities	20,199	23,234
Deferred revenue, noncurrent	80	489
Other liabilities	501	305
Total liabilities	48,660	59,376
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,850,154 issued and outstanding at March 31, 2017, and 14,695,020 at December 31, 2016, respectively	10,598	10,641
Additional paid-in capital	98,427	98,813
Retained earnings	146,975	153,578
Total shareholders’ equity	256,000	263,032
Total liabilities and shareholders’ equity	$304,660	$322,408
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$37,993	$83,979
Cost of revenue	42,890	78,278
Gross profit (loss)	(4,897)	5,701
General and administrative expenses	3,930	4,485
Asset impairment	389	—
Operating income (loss)	(9,216)	1,216
Other income (expense):
Interest expense	(59)	(50)
Interest income	—	6
Other income, net	9	398
Total other income (expense)	(50)	354
Net income (loss) before income taxes	(9,266)	1,570
Income taxes	(2,812)	581
Net income (loss)	$(6,454)	$989
Per share data:
Basic and diluted earnings (loss) per share - common shareholders	$(0.44)	$0.07
Cash dividend declared per common share	$0.01	$0.01
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2017	14,695,020	$10,641	$98,813	$153,578	$263,032
Net income	—	—	—	(6,454)	(6,454)
Vesting of restricted stock	155,134	(88)	(800)	—	(888)
Compensation expense - restricted stock	—	45	414	—	459
Dividends on common stock	—	—	—	(149)	(149)
Balance at March 31, 2017	14,850,154	$10,598	$98,427	$146,975	$256,000
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	Three Months Ended March 31,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(6,454)	$989
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	—	30
Depreciation and amortization	4,700	6,567
Amortization of deferred revenue	(1,552)	(1,160)
Asset impairment	389	—
Gain on sale of assets	—	(360)
Deferred income taxes	(3,035)	544
Compensation expense - restricted stock	459	728
Changes in operating assets and liabilities:
Contracts receivable and retainage	(892)	5,268
Contracts in progress	(3,551)	(1,069)
Prepaid expenses and other assets	871	650
Inventory	175	51
Accounts payable	(520)	(10,679)
Advance billings on contracts	785	604
Deferred revenue	(4,162)	(1,623)
Deferred compensation	196	—
Accrued expenses	(2,498)	1,471
Accrued contract losses	(235)	(3,636)
Current income taxes and other	240	49
Net cash used in operating activities	(15,084)	(1,576)
Cash flows from investing activities:
Capital expenditures	(391)	(724)
Net cash received in acquisition	—	1,588
Proceeds from the sale of equipment	—	5,377
Net cash (used in) provided by investing activities	(391)	6,241
Cash flows from financing activities:
Tax payments made on behalf of employees from withheld, vested shares of common stock	(880)	(145)
Payments of dividends on common stock	(149)	(146)
Net cash used in financing activities	(1,029)	(291)
Net change in cash and cash equivalents	(16,504)	4,374
Cash and cash equivalents at beginning of period	51,167	34,828
Cash and cash equivalents at end of period	$34,663	$39,202
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc. ("Gulf Island," and together with its subsidiaries "the Company," "we" or "our"), is a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant, completing newbuild construction of a technologically advanced offshore support and two multi-purpose service vessels and recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. We operate and manage our business through three operating divisions: Fabrication, Shipyards and Services. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. Our fabrication facilities in Aransas Pass and Ingleside, Texas are currently being marketed for sale.

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

For definitions of certain technical terms contained in this Form 10-Q, see the Glossary of Certain Technical Terms contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

The balance sheet at December 31, 2016, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications

We made the following reclassifications to our financial statements for the three months ended March 31, 2016, to conform to current period presentation:

•
We reclassified $145,000 from operating activities to financing activities in the Company’s consolidated statement of cash flows for the three months ended March 31, 2016, related to tax payments made by the Company to satisfy the employees' income tax withholding obligations arising from vesting shares as a result of the adoption of Accounting Standards Update 2016-09 as discussed in "New Accounting Standards" below. This reclassification had no impact to our financial position or results of operations.

•
We reclassified corporate administrative costs and overhead expenses previously allocated to the results of operations of our three operating divisions to our Corporate division for the three months ended March 31, 2016, to conform to current period presentation as discussed in Note 8. These reclassifications had no impact to our consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for annual periods beginning after December 15, 2016. We adopted this guidance effective January 1, 2017, which did not have an impact on our financial position, results of operations and related disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. We adopted the requirements of ASU 2016-09 effective January 1, 2017. The provisions of ASU No. 2016-09 that are applicable to the Company and affect the Company’s consolidated financial statements include the following:

•
This ASU requires the recognition of the excess tax benefit or tax deficiency resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes created when common stock vests as an income tax benefit or expense in the Company’s statement of operations. Under previous GAAP, this difference was required to be recognized in additional paid-in capital. The expense or benefit required to be recognized is calculated separately as a discrete item each reporting period and not as part of the Company’s projected annual effective tax rate. During the three months ended March 31, 2017, we recorded tax expense of $210,000 (approximate $0.01 loss per share) related to the adoption of this ASU. We have adopted these provisions on a prospective basis and our prior period presentation has not changed. Future effects to the Company’s income tax expense (benefit) as a result of the adoption of this ASU will depend on the timing, number of shares and the closing price per share of the Company’s common stock on the dates of vesting.

•
This ASU No. 2016-09 also clarifies that cash paid by the Company to taxing authorities in order to satisfy the employees' income tax withholding obligations from vesting shares should be classified as a financing activity in the Company’s statement of cash flows. We have reported payments of $880,000 within financing activities within our consolidated statement of cash flows for the three months ended March 31, 2017, as a result of adoption of this ASU. We have adopted these provisions retrospectively and reclassified $145,000 from cash used in operating activities to cash used in financing activities for the three months ended March 31, 2016, to conform to the current period presentation.

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

NOTE 2 – ASSETS HELD FOR SALE
Our South Texas Assets:

On February 23, 2017, our Board of Directors approved management's recommendation to place our South Texas facilities located in Aransas Pass and Ingleside, Texas, up for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These properties are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of property, plant and equipment for these assets was $105.0 million at March 31, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We have compared the net book value of this asset group to the fair value less cost to sell based upon appraisals obtained which did not result in impairment.

We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma Fabrication Yard. As a result of the decision to place our South Texas facilities up for sale and the underutilization currently being experienced, we expect to incur costs associated with maintaining these facilities through their sale that will not be recoverable. These costs include insurance, general maintenance of the properties in its current state, property taxes and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to service our deepwater customers or operate our Fabrication division. Our South Texas assets held for sale do not qualify for discontinued operations presentation.

Prospect Shipyard Assets:

We lease a 35-acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana. We have notified the owner of our intention to terminate the lease on mutually beneficial terms to facilitate an orderly disposal of assets at the facility. We have classified the machinery and equipment remaining at this shipyard as assets held for sale at February 6, 2017. Our net book value of property, plant and equipment for these assets was $5.5 million at March 31, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We have compared the net book value of this asset group to estimates of fair value less cost to sell and recorded an impairment of $389,000 for the three months ended March 31, 2017. We do not expect the sale of these assets to impact our ability to service our Shipyards customers. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements. Our Prospect Shipyard assets held for sale do not qualify for discontinued operations presentation.

A summary of the significant assets included in assets held for sale at our South Texas facilities and our Prospect Shipyard is as follows (in thousands):

Assets	South Texas Fabrication Yards	Prospect Shipyard	Consolidated
Land	$5,492	$—	$5,492
Buildings and improvements	117,582	—	117,582
Machinery and equipment	100,605	6,131	106,736
Furniture and fixtures	867	82	949
Vehicles	800	—	800
Other	252	—	252
Less: accumulated depreciation	(120,560)	(706)	(121,266)
Total assets held for sale	$105,038	$5,507	$110,545

NOTE 3 – REVENUE AND CONTRACT COSTS
The Company uses the percentage-of-completion accounting method for fabrication contracts. Revenue from fixed-price or unit rate contracts is recognized on the percentage-of-completion method, computed by the efforts-expended method using the percentage of labor hours incurred as compared to estimated total labor hours to complete each contract. This progress percentage is applied to our estimate of total anticipated gross profit for each contract to determine gross profit earned to date. Revenue recognized in a period for a contract is the amount of gross profit recognized for that period plus labor costs and pass-through costs incurred on the contract during the period. We define pass-through costs as material, freight, equipment rental, and sub-contractor services that are included in the direct costs of revenue associated with projects. Consequently, pass-through costs are included in revenue but have no impact on the gross profit realized for that particular period. Our pass-through costs as a percentage of revenue for each period presented were as follows:

	Three Months Ended March 31,
	2017	2016
Pass-through costs as a percentage of revenues	29.4%	40.0%

Contracts in progress at March 31, 2017, was $30.4 million with $22.9 relating to one major customer. Advance billings on contracts at March 31, 2017, was $4.8 million and included advances of $3.8 million from two major customers.
Revenue and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At March 31, 2017, we included no amounts in revenue related to change orders on projects which have been approved as to scope but not price. During the three months ended March 31, 2016, we recorded a loss of $488,000 for a single customer related to revenue on change orders recognized in prior periods that were not recovered in our final settlement with the customer.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, petrochemical and industrial facilities, marine companies and their contractors. Of our contracts receivable balance at March 31, 2017, $9.4 million, or 44.6%, was with two customers. The significant projects for these two customers consist of:

•
one large petroleum supply vessel for a customer in our Shipyards segment that was tendered for delivery on February 6, 2017 (see also Note 9 regarding this receivable as this customer has refused delivery of the vessel); and

•	the fabrication of four modules associated with a U.S. ethane cracker project.
At March 31, 2017, we included an allowance for bad debt of $1.2 million in our contract receivable balance which primarily relates to a customer within our Fabrication division for the storage of an offshore drilling platform that was fully reserved in 2016.
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

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The determination of fair value can require the use of significant judgment and can vary on the facts and circumstances. We have classified our assets at our South Texas facilities and our Prospect Shipyard as assets held for sale at March 31, 2017. We have compared the net book value of the asset groups to estimates of fair value less cost to sell and recorded an impairment of $389,000 for the three months ended March 31, 2017, related to the assets held for sale at our Prospect shipyard. See Note 2. We had no assets held for sale at December 31, 2016. We have determined that the fair values of these assets fall within Level 3 of the fair value hierarchy.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Basic and diluted:
Numerator:
Net income (loss)	$(6,454)	$989
Less: Distributed and undistributed income (unvested restricted stock)	(34)	9
Net income attributable to common shareholders	$(6,420)	$980
Denominator:
Weighted-average shares (1)	14,758	14,601
Basic and diluted earnings (loss) per share - common shareholders	$(0.44)	$0.07

______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
We have a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for an $40.0 million revolving credit facility maturing November 29, 2018. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets (other than real estate). Amounts borrowed under the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent. We must comply with the following financial covenants:

(i)	minimum net worth requirement of not less than $255.0 million plus:

a)	50% of net income earned in each quarter beginning December 31, 2016, and

b)	100% of proceeds from any issuance of common stock;

c)	less the amount of any impairment on certain assets owned by Gulf Marine Fabricators, L.P. (our South Texas assets held for sale) up to $30.0 million;

(ii)	debt to EBITDA ratio not greater than 2.5 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At March 31, 2017, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.6 million, reducing the unused portion of our credit facility for additional letters of credit and borrowings to $35.4 million. As of March 31, 2017, we were in compliance with all of our covenants.

We are currently in discussions with one of our financial institutions to enter into a new revolving line of credit with comparable availability, but with less restrictive financial covenants and reduced fees as compared to our current revolving credit facility. We expect to close on this new revolving credit facility and terminate our existing revolving credit facility in the second quarter of 2017.

NOTE 8 - SEGMENT DISCLOSURES

We have structured our operations with three operating divisions and a corporate non-operating division. During the three months ended March 31, 2017, management reduced its allocation of corporate administrative costs and overhead expenses from its corporate, non-operating division to its operating divisions in order to individually evaluate corporate administrative costs and overhead within our Corporate division as well as to not overly burden our operating divisions with costs that do not directly relate to their operations. Accordingly, a significant portion of our corporate administrative costs and overhead expenses are retained within the results of our corporate division. In addition, we have also allocated certain personnel previously included in the operating divisions to our Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and its Corporate division each meeting the criteria of reportable segments under GAAP. Our operating divisions and Corporate division are discussed below.

Fabrication - Our Fabrication division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industries including jackets and deck sections of fixed production platforms along with pressure vessels. Our Fabrication segment also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for a shallow water wind turbine project off the coast of Rhode Island during 2015) as well as modules for an LNG facility. We have historically performed these activities out of our fabrication yards in Houma, Louisiana and formerly out of our fabrication yards in Aransas Pass and Ingleside, Texas.

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats and towboats. Our Shipyards division also constructs and owns dry docks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs and propeller, shaft and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

Services - Our Services division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the Gulf of Mexico to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the Southeast for various on-site construction and maintenance activities. In addition, our Services division can fabricate packaged skid units and construct various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other projects for state and local governments.

Corporate - Our Corporate division primarily includes expenses that do not directly relate to the operations or shared services provided to our three operating divisions. Expenses for shared services, which include human resources, insurance, business development, accounting salaries, etc., are allocated to the operating divisions. Expenses that are not allocated include, but are not limited to, costs related to executive management and directors' fees, clerical and administrative salaries, costs of maintaining the corporate office and costs associated with overall governance and being a publicly traded company.

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are allocated to our three operating divisions for expenses that directly relate to the operations or relate to shared services as discussed above. During 2016, we allocated substantially all of our corporate administrative costs and overhead to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three months ended March 31, 2017 and 2016, is as follows (in thousands):

	Three Months Ended March 31, 2017
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$10,209	$18,422	$10,712	$—	$(1,350)	$37,993
Gross profit (loss)	(2,966)	(1,704)	33	(260)	—	(4,897)
Operating income (loss)	(3,787)	(3,057)	(633)	(1,739)	—	(9,216)
Total assets	197,834	88,489	95,562	349,917	(427,142)	304,660
Depreciation and amortization expense	3,135	1,009	432	124	—	4,700
Capital expenditures	102	272	—	17	—	391

	Three Months Ended March 31, 2016
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$23,829	$34,120	$26,559	$—	$(529)	$83,979
Gross profit (loss)	86	2,375	3,376	(136)	—	5,701
Operating income (loss)	(709)	1,079	2,650	(1,804)	—	1,216
Total assets	293,049	85,638	93,283	347,434	(480,236)	339,168
Depreciation and amortization expense	4,855	1,166	442	104	—	6,567
Capital expenditures	109	35	543	37	—	724

____________

(1)
Revenue for the three months ended March 31, 2017 and 2016, includes $1.6 million and $1.2 million of non-cash amortization of deferred revenue, respectively, related to the values assigned to contracts acquired in the LEEVAC transaction.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project we delivered to our customer in November 2015. No amounts with respect to these disputed change orders are included on our consolidated balance sheet or recognized in revenue in our consolidated statement of operations as of and for the three months ended March 31, 2017 and 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements. This customer also stated it had received limited waivers from its lenders and noteholders, but its debt agreements will require further negotiation and amendment. On April 19, 2017, the customer stated it had allowed the waivers to expire and remains in default of its covenants.

This same customer has rejected delivery of the vessel that we tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel and is seeking recovery of all purchase price amounts previously paid by the customer under the contract. We are also building a second vessel for this customer that is scheduled for delivery during the second quarter of 2017. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contracts for both vessels. As of March 31, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us upon delivery for a second vessel which is expected in May of this year is approximately $4.9 million. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter. We intend to take all legal action as may be necessary to protect our rights under the contracts and recover the remaining balances owed to us.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value and that we would be able to fully recover any amounts due to us.

NOTE 10 – SUBSEQUENT EVENTS

On April 26, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable May 25, 2017, to shareholders of record on May 11, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements under “Backlog,” “Results of Operations” and “Liquidity and Capital Resources” and other statements in this report and the exhibits hereto that are not statements of historical fact are forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results and outcomes to differ materially from the results and outcomes predicted in such forward-looking statements. Investors are cautioned not to place undue reliance upon such forward-looking statements. Important factors that may cause our actual results to differ materially from expectations or projections include those described in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Executive Summary

We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant, completing newbuild construction of a technologically advanced offshore support and two multi-purpose service vessels and recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators.

Our industry environment continues to remain challenged as significant oil and gas price uncertainty remains. Recent improvements in current oil prices have remained fairly stable since December of 2016; however, our customers in the global oil and gas industry continue to limit capital spending relative to the already reduced spending levels from 2015 and 2016. This has also negatively impacted the marine and offshore services industries that support offshore exploration and production which has had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our facilities at desired utilization levels. As a result, we have experienced significant decreases in revenue.

Oil and gas producers are expected to cautiously increase drilling activity during 2017; however, we do not anticipate any real movement in the near term as it relates to offshore investment and related project activity as producers may choose to focus on land-based oil and gas production through newly discovered shale finds. We expect new demand for our services in the near to medium term to come from petrochemical projects and other non-upstream projects including government, transportation and renewable energy.

Accordingly, we have increased our focus on fabrication projects outside of the upstream oil and gas sector, including certain large petrochemical plant module work, alternative energy fabrication projects, and other projects that are less susceptible to fluctuations in oil and gas prices and may actually benefit in the longer term from reliable, lower cost environment of commodity prices. We are currently fabricating complex modules for the construction of a new petrochemical plant. Opportunities for Shipyard-related projects remain largely outside of the oil and gas sector including passenger cruise vessels and government contracts. Opportunities for our Services division are expected to remain challenging over the next several months, but not as severe as the challenges facing our Fabrication and Shipyard divisions.

We have seen improved bidding opportunities beginning in the fourth quarter of 2016 and extending through the first quarter of 2017 primarily for our Fabrication and Shipyard divisions. We are actively competing for these bidding opportunities and believe that we will be successful in obtaining new backlog awards in 2017; however, management believes that even if we are successful in obtaining these awards that there is an expected lag of several months before these awards will materialize into work at our facilities. We were successful in obtaining new backlog of $56.5 million within our Fabrication division during the fourth quarter of 2016, for the fabrication of four modules associated with a U.S. ethane cracker project; however, this backlog was received during a period of very competitive pricing with low margins and the revenue from these awards will not begin to be realized until later in 2017.

We continue to respond to decreases in capital spending by our customers by reducing our own discretionary spending. Since the beginning of 2016, wage adjustments along with employee benefit reductions and overall cost reductions in all of our facilities have been implemented along with continued examination of all potential cost reductions associated with our business divisions. We have reduced the level of our workforce based on booked work in all of our facilities and will continue to do so, as necessary. We reduced our capital expenditures and continue to evaluate opportunities to dispose of assets that are either under utilized, under performing or not expected to provide sufficient long-term value which include our South Texas assets and expected termination of the Prospect Shipyard lease as further discussed below.

Our South Texas Assets - On February 23, 2017, our Board of Directors approved management's recommendation to market our South Texas facilities located in Aransas Pass and Ingleside, Texas, for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These facilities are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of for these assets was $105.0 million at March 31, 2017. We are working to wind down all fabrication activities at these locations and re-allocate remaining backlog and workforce to our Houma Fabrication Yard as necessary. As a result of the decision to market our South Texas facilities for sale and the underutilization currently being experienced, we expect to incur costs associated with the maintaining of the facility through its sale that will not be recoverable. These costs include insurance, general maintenance of the property in its current state, property taxes, and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to service our deepwater customers or operate our Fabrication division.

In anticipation of the proceeds to be received from the sale of our South Texas assets, we have engaged in a strategic financial analysis project with advisors to determine the appropriate use of proceeds from this transaction. We will be evaluating a mix of options including tactical capital improvement projects, strategic growth investment opportunities that support our business plan, stock buy-backs and/or dividends and working capital reinvestment.

Prospect Shipyard Assets - We lease a 35-acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana. We have notified the owner of our intention to terminate the lease on mutually beneficial terms to facilitate an orderly disposal of assets at the facility. We have classified the machinery and equipment remaining at this shipyard as assets held for sale at February 6, 2017. Our net book value of property, plant and equipment for these assets was $5.5 million at March 31, 2017. We recorded an impairment of $389 for the three months ended March 31, 2017 related to these assets. See Note 2 of the Notes to Consolidated Financial Statements. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements. We do not expect the sale of these assets to impact our ability to service Shipyards customers.

We are currently in discussions with one of our financial institutions to enter into a new revolving line of credit with comparable availability, but with less restrictive financial covenants and reduced fees as compared to our current revolving credit facility. We expect to close on this new revolving credit facility and terminate our existing revolving credit facility in the second quarter of 2017.

With no debt and $34.7 million in cash at March 31, 2017, we continue to conserve our cash due to the uncertainty of both the severity and duration of the current oil and gas market downturn.

Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in our evaluation of our critical accounting policies since December 31, 2016.

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

Our backlog at March 31, 2017, and December 31, 2016, consisted of the following (in thousands, except for percentages):

	March 31, 2017		December 31, 2016
Segment	$'s	Labor hours	$'s	Labor hours
Fabrication	$54,022	582	$65,444	707
Shipyards	45,592	295	59,771	457
Services	14,829	201	7,757	101
Intersegment eliminations	(1,226)	—	—	—
Total backlog (1)	$113,217	1,078	$132,972	1,265

	Number	Percentage	Number	Percentage
Major customers (2)	two	81.1%	two	80.5%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2017 (3)	105,391	93.1%
2018 (3)	7,826	6.9%
	$113,217

___________

1.
Backlog as of March 31, 2017, includes commitments received through April 26, 2017. We exclude suspended projects from contract backlog when they are expected to be suspended more than twelve months because resumption of work and timing of revenue recognition for these projects are difficult to predict.

2.	At March 31, 2017, projects for our two largest customers in terms of revenue backlog consisted of:

(i)	two large multi-purpose service vessels for one customer in our Shipyards segment, which commenced in the first quarter of 2014 and will be completed during the first and second quarters of 2018; and

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
As of March 31, 2017, we had 922 employees and 133 contract employees compared to 1,178 employees and 92 contract employees as of December 31, 2016.
Labor hours worked were 479,000 during the three months ended March 31, 2017, compared to 695,000 for the three months ended March 31, 2016. The overall decrease in labor hours worked for the three months ended March 31, 2017, was due to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 (in thousands, except for percentages):
Consolidated

	Three Months Ended March 31,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$37,993	$83,979	$(45,986)	(54.8)%
Cost of revenue	42,890	78,278	(35,388)	(45.2)%
Gross profit (loss)	(4,897)	5,701	(10,598)	185.9%
Gross profit (loss) percentage	(12.9)%	6.8%
General and administrative expenses	3,930	4,485	(555)	(12.4)%
Asset impairment	389	—	389	100.0%
Operating income (loss)	(9,216)	1,216	(10,432)	(857.9)%
Other income (expense):
Interest expense	(59)	(50)	(9)
Interest income	—	6	(6)
Other income, net	9	398	(389)
Total other income (expense)	(50)	354	(404)	(114.1)%
Net income (loss) before income taxes	(9,266)	1,570	(10,836)	(690.2)%
Income taxes	(2,812)	581	(3,393)	(584.0)%
Net income (loss)	$(6,454)	$989	$(7,443)	(752.6)%

Revenue - Our revenue for the three months ended March 31, 2017 and 2016, was $38.0 million and $84.0 million, respectively, representing a decrease of 54.8%. The decrease is primarily attributable to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions. Pass-through costs as a percentage of revenue were 29.4% and 40.0% for the three-months ended March 31, 2017 and 2016, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss)- Our gross loss for the three months ended March 31, 2017, was $4.9 million compared to a gross profit of $5.7 million for the three months ended March 31, 2016. The decrease was primarily due to decreased revenue as discussed above and tighter margins on current work partially offset by decreases in costs resulting from additional cost cutting measures implemented by management.

General and administrative expenses - Our general and administrative expenses were $3.9 million for the three months ended March 31, 2017, compared to $4.5 million for the three months ended March 31, 2016. The decrease in general and administrative expenses for the three months ended March 31, 2017, was primarily attributable to cost cutting measures implemented by management during the first part of 2016 as well as lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.

Asset Impairment - During three months ended March 31, 2017, we recorded an impairment of $389 related to our assets held for sale at our Prospect Shipyard. See also Note 2 of the Notes to Consolidated Financial statements.

Other income, net - Other income decreased $389,000 for the three months ended March 31, 2017. The decrease was primarily due to gains on sales of assets from our Fabrication division recorded during three months ended March 31, 2016.

Income taxes - Our effective income tax rate for the three months ended March 31, 2017, was 30.3%, compared to an effective tax rate of 37.0% for the comparable period during 2016. The decrease in the effective tax rate is the result of limitations on the deductibility of executive compensation and $210,000 in tax expense recognized during the three months ended March 31, 2017, for the tax effect of the difference between the actual tax deduction allowed upon vesting of common stock and the compensation cost recognized for financial reporting purposes resulting from the adoption of Accounting Standards Update 2016-09 as further discussed in Note 1 of the Notes to the Consolidated Financial Statements.

Operating Segments

As discussed in Note 8 of the Notes to Consolidated Financial Statements, management reduced its allocation of corporate administrative costs and overhead expenses to its operating divisions during the three months ended March 31, 2017, such that a significant portion of its corporate expenses are retained in its non-operating Corporate division. In addition, it has also allocated certain personnel previously included in the operating divisions to within the Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and it's Corporate division each meeting the criteria of reportable segments under GAAP. During the three months ended March 31, 2016, we allocated substantially all of our corporate administrative costs and overhead expenses to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Our results of our three operating divisions and Corporate division for the three months ended March 31, 2017 and 2016, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended March 31,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$10,209	$23,829	$(13,620)	(57.2)%
Gross profit (loss)	(2,966)	86	(3,052)	(3,548.8)%
Gross profit (loss) percentage	(29.1)%	0.4%		(29.5)%
General and administrative expenses	821	795	26	3.3%
Operating income (loss)	(3,787)	(709)

Revenue - Revenue from our Fabrication division decreased $13.6 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. As discussed above, management has classified our South Texas assets as assets held for sale in response to the underutilization of our Fabrication assets.

Gross profit (loss) - Gross loss from our Fabrication division for the three months ended March 31, 2017, was $3.0 million compared to a gross profit of $86,000 for the three months ended March 31, 2016. The decrease was due to lower revenue as discussed above, payment of termination benefits as we reduce our South Texas workforce and depreciation expense of $1.9 million related to our South Texas assets prior to their classification as assets held for sale. This was partially offset by decreases in costs resulting from additional cost cutting measures implemented by management.

General and administrative expenses - General and administrative expenses for our Fabrication division increased $26,000 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase is primarily due to expenses incurred to market our South Texas assets for sale and payment of termination benefits as we reduce its workforce and complete those operations.

Shipyards	Three Months Ended March 31,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue (1)	$18,422	$34,120	$(15,698)	(46.0)%
Gross profit (loss)(1)	(1,704)	2,375	(4,079)	(171.7)%
Gross profit (loss) percentage	(9.2)%	7.0%		(16.2)%
General and administrative expenses	964	1,296	(332)	(25.6)%
Asset impairment	389	—	389	100.0%
Operating income (loss) (1)	(3,057)	1,079
___________

(1)
Revenue for the three months ended March 31, 2017, and 2016, includes $1.6 million and $1.2 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyards division decreased $15.7 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to overall decreases in work as we complete work under our contracts including completion of a vessel that we assumed in the LEEVAC transaction and delivered to a customer on February 6, 2017, with less new, replacement work starting during the period as compared to the three months ended March 31, 2016. The decrease in new, replacement work is due to depressed oil and gas prices and the corresponding reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry.

Gross profit (loss) - Gross loss from our Shipyards division was $1.7 million for the three months ended March 31, 2017, compared to a gross profit of $2.4 million for the three months ended March 31, 2016. The decrease was due to:

•	continued cost overruns on contracts that were assigned to us in the LEEVAC transaction;

•
holding costs related to a completed vessel that was delivered on February 6, 2017; however, was refused by our customer alleging certain technical deficiencies (see also Note 9 of the Notes to Consolidated Financial Statements); and

•	overall decreases in work under other various contracts as discussed above;

•	partially offset by savings realized from cost cutting measures implemented by management during 2016.

General and administrative expenses - General and administrative expenses for our Shipyards division decreased $332,000 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to cost cutting measures implemented by management during 2016 as well as lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.

Asset Impairment - During three months ended March 31, 2017, we recorded an impairment of $389 related to our assets held for sale at our Prospect Shipyard. See also Note 2 of the Notes to Consolidated Financial statements.

Services	Three Months Ended March 31,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$10,712	$26,559	$(15,847)	(59.7)%
Gross profit	33	3,376	(3,343)	(99.0)%
Gross profit (loss) percentage	0.3%	12.7%		(12.4)%
General and administrative expenses	666	726	(60)	(8.3)%
Operating income (loss)	(633)	2,650

Revenue - Revenue from our Services division decreased $15.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to an overall decrease in work experienced as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit from our Services division decreased $3.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to decreased revenue discussed above and tighter margins on new work performed during 2017.

General and administrative expenses - General and administrative expenses for our Services division decreased $60,000 for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to lower bonuses accrued during 2017, as a result of a combination of a smaller workforce and the reduction in gross profit.

Corporate	Three Months Ended March 31,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$—	$—	$—	—%
Gross loss	(260)	(136)	(124)	(91.2)%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	1,479	1,668	(189)	(11.3)%
Operating loss	(1,739)	(1,804)	65

Gross loss - Gross loss from our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above.

General and administrative expenses - General and administrative expenses for our Corporate division decreased primarily due to decreased bonuses as a result of our consolidated gross loss, partially offset by additional personnel allocated to our corporate division during 2017.

Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At March 31, 2017, we had no amounts outstanding under our credit facility, $4.6 million in outstanding letters of credit, and cash and cash equivalents totaling $34.7 million, compared to $51.2 million at December 31, 2016. Working capital was $182.9 million and our ratio of current assets to current liabilities was 7.56 to 1 at March 31, 2017, compared to $78.0 million and 3.2 to 1, respectively, at December 31, 2016. Working capital at March 31, 2017, includes $110.5 million related to assets held for sale, primarily related to our South Texas facilities. Our primary use of cash during the three months ended March 31, 2017, was due to:

•	Operating losses for the quarter exclusive of non-cash depreciation, amortization, impairment and stock compensation expense of approximately $3.7 million,

•	Payment of year-end bonuses related to 2016,

•
Progress on liabilities from assumed contracts in the LEEVAC transaction.While our purchase price for the acquisition of the LEEVAC assets during 2016 was $20.0 million, we received a net $3.0 million in cash from the seller for the assumption of certain net liabilities and settlement payments on ongoing shipbuilding projects of $23.0 million that were assigned to us in the transaction. We have significantly progressed these contracts which in turn, has resulted in utilization of the working capital and settlement payments received during 2016.

•
Fewer receipts from accounts receivable, primarily $4.6 million from one customer that refused delivery of a vessel on February 6, 2017, and has not paid. We have initiated arbitration proceedings during the quarter to enforce our rights under our construction contract, and

•
Build-up of costs for contracts in progress related to a customer in our Shipyards division with significant milestone payments occurring in the later stages of the projects which are expected to occur beginning in the third quarter of 2017 through the first quarter of 2018.

At March 31, 2017, our contracts receivable balance was $21.1 million of which we have subsequently collected $4.1 million through April 21, 2017.
As of March 31, 2017, we had a credit agreement with Whitney Bank and JPMorgan Chase Bank N.A. that provides for a $40.0 million revolving credit facility maturing November 29, 2018. The credit agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and for general corporate purposes. Our obligations under the credit agreement are secured by substantially all of our assets (other than real estate). Commitment fees on undrawn amounts are 0.5% per annum and letter of credit fees, subject to certain limited exceptions, are 2.0% per annum on undrawn stated amounts under letters of credit issued by the lenders. Amounts borrowed under the credit agreement bear interest, at our option, at either the prime lending rate established by JPMorgan Chase Bank, N.A. or LIBOR plus 2.0 percent. Our financial covenants at March 31, 2017, are as follows:

(i)	minimum net worth requirement of not less than 255.0 million plus

a)	50% of net income earned in each quarter beginning December 31, 2016, and

b)	100% of proceeds from any issuance of common stock;

c)	less the amount of any impairment on certain assets owned by Gulf Marine Fabricators, L.P. (our South Texas assets held for sale) up to $30.0 million;

(ii)	debt to EBITDA ratio not greater than 2.5 to 1.0; and

(iii)	interest coverage ratio not less than 2.0 to 1.0.

At March 31, 2017, no amounts were outstanding under the credit facility, and we had outstanding letters of credit totaling $4.6 million, reducing the unused portion of our credit facility for additional letters of credit and borrowings to $35.4 million. As of March 31, 2017, we were in compliance with all covenants.

We are currently in discussions with one of our financial institutions to enter into a new revolving line of credit with comparable availability, but with less restrictive financial covenants and reduced fees as compared to our current revolving credit facility. We expect to close on this new revolving credit facility and terminate our existing revolving credit facility in the second quarter of 2017.

Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. We anticipate capital expenditures for the remainder of 2017 to range between $6.0 million to $8.0 million primarily for the following:

•	improvements to our Jennings and Lake Charles leased shipyards,

•	improvement to the bulkhead at our Houma facility, and

•	computer system upgrades.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements. This customer also stated it had received limited waivers from its lenders and noteholders, but its debt agreements will require further negotiation and amendment. On April 19, 2017, the customer stated it had allowed the waivers to expire and remains in default of its covenants.

This same customer has rejected delivery of the vessel that we tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel and is seeking recovery of all purchase price amounts previously paid by the customer under the contract. We are also building a second vessel for this customer that is scheduled for delivery during the second quarter of 2017. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contracts for both vessels. As of March 31, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us upon delivery for a second vessel which is expected in May of this year, is approximately $4.9 million. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter. We intend to take all legal action as may be necessary to protect our rights under the contracts and recover the remaining balances owed to us.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value, and that we would be able to fully recover any amounts due to us.

In anticipation of the proceeds to be received from the sale of our South Texas assets, we have engaged in a strategic financial analysis project with advisors to determine the appropriate use of proceeds from this transaction. We will be evaluating a mix of options including tactical capital improvement projects, strategic growth investment opportunities that support our business plan, stock buy-backs and/or dividends and working capital reinvestment.

On April 26, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable May 25, 2017, to shareholders of record on May 11, 2017.

We believe our cash and cash equivalents generated by our operating activities and proceeds to be received from future assets sales will be sufficient to fund our capital expenditures and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders. Additionally, we expect to close on a new revolving line of credit during the second quarter of 2017 as discussed above. We believe that the new facility will provide us with additional working capital flexibility to ramp up our operations quickly in times of rapid increasing demand, to continue to issue future letters of credit and to quickly take advantage of market opportunities.

Cash Flow Activities

For the three months ended March 31, 2017, net cash used in operating activities was $15.1 million, compared to $1.6 million for the three months ended March 31, 2016. The increase in cash used in operations was primarily due to the following:

•	Operating losses for the quarter in excess of non-cash depreciation, amortization, impairment and stock compensation expense of approximately $3.7 million,

•	Payment of year-end bonuses related to 2016,

•
Progress on liabilities from assumed contracts in the LEEVAC transaction.While our purchase price for the acquisition of the LEEVAC assets during 2016 was $20.0 million, we received a net $3.0 million in cash from the seller for the assumption of certain net liabilities and settlement payments on ongoing shipbuilding projects of $23.0 million that were assigned to us in the transaction. We have significantly progressed these contracts which in turn, has resulted in utilization of the working capital and settlement payments received during 2016.

•
Fewer receipts from accounts receivable, primarily $4.6 million from one customer that refused delivery of a vessel on February 6, 2017, and has not paid. We have initiated arbitration proceedings during the quarter to enforce our rights under our construction contract, and

•
Build-up of costs for contracts in progress related to a customer in our Shipyards division with significant milestone payments occurring in the later stages of the projects which are expected to occur beginning in the third quarter of 2017 through the first quarter of 2018.

Net cash used in investing activities for the three months ended March 31, 2017, was $391,000, compared to cash provided by investing activities of $6.2 million for the three months ended March 31, 2016. The change in cash used in/provided by investing activities is primarily due to cash received from the sale of three cranes at our Texas facility for $5.4 million and $1.6 million of cash acquired in the LEEVAC transaction.

Net cash used in financing activities for the three months ended March 31, 2017 and 2016, was $1.0 million and $291,000, respectively. The increase in cash used in financing activities is due to the cash payments made to taxing authorities on behalf of employees' for their vesting of common stock.

Contractual Obligations
There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016. For more information on our contractual obligations, refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
There have been no material changes from the information included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended March 31, 2017. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes during the fiscal quarter ended March 31, 2017, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents

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
Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 4, 2016.
10.1
Change of Control Agreement, dated March 1, 2017, between the Company and David S. Schorlemer, incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2016 filed on March 2, 2017.

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

GULF ISLAND FABRICATION, INC.

BY:	/s/ David S. Schorlemer
David S. Schorlemer
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date: May 2, 2017

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed November 4, 2016.
10.1
Change of Control Agreement, dated March 1, 2017, between the Company and David S. Schorlemer, incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 2016 filed on March 2, 2017.

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