Form 10-Q
period 2017-06-30
GULF ISLAND FABRICATION INC
filed 2017-08-01
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 31, 2017, was 14,851,833.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$22,283	$51,167
Contracts receivable and retainage, net	38,080	20,169
Contracts in progress	31,643	26,829
Prepaid expenses and other assets	2,982	3,222
Inventory	11,871	11,973
Assets held for sale	107,262	—
Total current assets	214,121	113,360
Property, plant and equipment, net	90,698	206,222
Other assets	2,767	2,826
Total assets	$307,586	$322,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,329	$9,021
Advance billings on contracts	8,642	3,977
Deferred revenue, current	5,406	11,881
Accrued contract losses	3,514	387
Accrued expenses and other liabilities	9,236	10,032
Income tax payable	257	50
Total current liabilities	46,384	35,348
Net deferred tax liabilities	14,450	23,234
Deferred revenue, noncurrent	—	489
Other liabilities	698	305
Total liabilities	61,532	59,376
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,850,833 issued and outstanding at June 30, 2017, and 14,695,020 at December 31, 2016, respectively	10,711	10,641
Additional paid-in capital	99,442	98,813
Retained earnings	135,901	153,578
Total shareholders’ equity	246,054	263,032
Total liabilities and shareholders’ equity	$307,586	$322,408
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$45,868	$81,502	$83,860	$165,481
Cost of revenue	57,488	67,436	100,378	145,714
Gross profit (loss)	(11,620)	14,066	(16,518)	19,767
General and administrative expenses	4,640	5,062	8,570	9,547
Asset impairment	—	—	389	—
Operating income (loss)	(16,260)	9,004	(25,477)	10,220
Other income (expense):
Interest expense	(158)	(88)	(217)	(138)
Interest income	12	2	12	8
Other income (expense), net	(266)	42	(257)	440
Total other income (expense)	(412)	(44)	(462)	310
Net income (loss) before income taxes	(16,672)	8,960	(25,939)	10,530
Income tax expense (benefit)	(5,749)	3,420	(8,561)	4,001
Net income (loss)	$(10,923)	$5,540	$(17,378)	$6,529
Per share data:
Basic and diluted earnings (loss) per share - common shareholders	$(0.73)	$0.37	$(1.17)	$0.44
Cash dividend declared per common share	$0.01	$0.01	$0.02	$0.02
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2017	14,695,020	$10,641	$98,813	$153,578	$263,032
Net income (loss)	—	—	—	(17,378)	(17,378)
Vesting of restricted stock	155,813	(88)	(796)	—	(884)
Compensation expense - restricted stock	—	158	1,425	—	1,583
Dividends on common stock	—	—	—	(299)	(299)
Balance at June 30, 2017	14,850,833	$10,711	$99,442	$135,901	$246,054
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	Six Months Ended June 30,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(17,378)	$6,529
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	17	320
Depreciation and amortization	7,476	12,878
Amortization of deferred revenue	(1,887)	(2,654)
Asset impairment	389	—
Loss (gain) on sale of assets	259	(369)
Deferred income taxes	(8,784)	3,899
Compensation expense - restricted stock	1,583	1,619
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(17,927)	9,783
Contracts in progress	(4,814)	1,550
Prepaid expenses and other assets	201	(1,396)
Inventory	102	(1,234)
Accounts payable	10,308	(7,522)
Advance billings on contracts	4,665	247
Deferred revenue	(5,078)	(8,718)
Deferred compensation	393	—
Accrued expenses	(795)	2,769
Accrued contract losses	3,127	(5,974)
Current income taxes and other	207	105
Net cash (used in) provided by operating activities	(27,936)	11,832
Cash flows from investing activities:
Capital expenditures	(1,824)	(3,290)
Net cash received in acquisition	—	1,588
Proceeds from the sale of equipment	2,120	5,548
Net cash provided by investing activities	296	3,846
Cash flows from financing activities:
Tax payments made on behalf of employees from withheld, vested shares of common stock	(884)	(146)
Payment of financing cost	(61)	—
Payments of dividends on common stock	(299)	(295)
Net cash used in financing activities	(1,244)	(441)
Net change in cash and cash equivalents	(28,884)	15,237
Cash and cash equivalents at beginning of period	51,167	34,828
Cash and cash equivalents at end of period	$22,283	$50,065
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc. ("Gulf Island," and together with its subsidiaries "the Company," "we" or "our"), is a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant and two multi-purpose service vessels. We recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. We operate and manage our business through three operating divisions: Fabrication, Shipyards and Services. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. Our fabrication facilities in Aransas Pass and Ingleside, Texas are currently being marketed for sale.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reclassifications

We made the following reclassifications to our financial statements for the three and six months ended June 30, 2016, to conform to current period presentation:

•
We reclassified $146,000 from operating activities to financing activities in the Company’s consolidated statement of cash flows for the six months ended June 30, 2016, related to tax payments made by the Company to satisfy employee income tax withholding obligations arising from vesting shares as a result of the adoption of Accounting Standards Update 2016-09 as discussed in "New Accounting Standards" below. This reclassification had no impact to our financial position or results of operations.

•
We reclassified corporate administrative costs and overhead expenses previously allocated to the results of operations of our three operating divisions to our Corporate division for the three and six months ended June 30, 2016, to conform to current period presentation as discussed in Note 8. These reclassifications had no impact to our consolidated financial statements.

New Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition.” ASU No. 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. We use the percentage-of-completion accounting method to account for our fixed-price or unit rate contracts, computed by the efforts-expended method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. We understand that this method will still be allowed under the update; however, there are additional criteria to consider for the requirements to recognize revenue under the percentage-of-completion method. We are in process of reviewing our contracts to ensure that we will continue to be able to apply our revenue recognition policies and we are evaluating whether implementation of this update will have a material effect to our results of operations. We intend to use the modified retrospective model in adopting this standard, which will require a cumulative catch up adjustment, if any, on January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. We adopted the requirements of ASU 2016-09 effective January 1, 2017. The provisions of ASU No. 2016-09 that are applicable to the Company and affect the Company’s consolidated financial statements include the following:

•
This ASU requires the recognition of the excess tax benefit or tax deficiency resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes created when common stock vests as an income tax benefit or expense in the Company’s statement of operations. Under previous GAAP, this difference was required to be recognized in additional paid-in capital. The expense or benefit required to be recognized is calculated separately as a discrete item each reporting period and not as part of the Company’s projected annual effective tax rate. During the three and six months ended June 30, 2017, we recorded tax expense of $4,000 and $214,000, respectively (approximate $0.01 loss per share) related to the adoption of this ASU. We have adopted these provisions on a prospective basis and our prior period presentation has not changed. Future effects to the Company’s income tax expense (benefit) as a result of the adoption of this ASU will depend on the timing, number of shares and the closing price per share of the Company’s common stock on the dates of vesting.

•
This ASU No. 2016-09 also clarifies that cash paid by the Company to taxing authorities in order to satisfy employee income tax withholding obligations from vesting shares should be classified as a financing activity in the Company’s statement of cash flows. We have reported payments of $884,000 within financing activities within our consolidated statement of cash flows for the six months ended June 30, 2017, as a result of adoption of this ASU. We have adopted these provisions retrospectively and reclassified $146,000 from cash used in operating activities to cash used in financing activities for the six months ended June 30, 2016, to conform to the current period presentation.

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

NOTE 2 – ASSETS HELD FOR SALE
Our South Texas Assets:

On February 23, 2017, our Board of Directors approved management's recommendation to place our South Texas facilities located in Aransas Pass and Ingleside, Texas, up for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These properties are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of property, plant and equipment for these assets was $104.8 million at June 30, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We have compared the net book value of this asset group to the fair value less cost to sell based upon appraisals obtained which did not result in impairment.

We continue to wind down all fabrication activities at these locations and have re-allocated remaining backlog and workforce to our Houma Fabrication Yard. As a result of the decision to place our South Texas facilities up for sale and the underutilization currently being experienced, we expect to incur costs associated with maintaining the facility that will not be recoverable until such time as we are able to consummate one or more sales of these assets. These costs include insurance, general maintenance of the properties in its current state, property taxes and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to service our deepwater customers or operate our Fabrication division. Our South Texas assets held for sale do not qualify for discontinued operations presentation.

Prospect Shipyard Assets:

We lease a 35-acre complex 26 miles from the Gulf of Mexico in Houma, Louisiana. We have entered into an agreement to terminate the lease no later than December 31, 2017, with the owner of the property (currently a senior vice president within the Company) to facilitate an orderly disposal of assets at the facility. Our remaining lease payments are not material. We have classified the machinery and equipment remaining at this shipyard as assets held for sale at February 6, 2017. Our net book value of property, plant and equipment for these assets was $2.5 million at June 30, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We recorded an impairment of $389,000 during the three months ended June 30, 2017. Additionally, we sold two drydocks from our Prospect Shipyard for proceeds of $2.0 million and recorded a loss on sale of $259,000 during the three months ended June 30, 2017. We do not expect the sale of these assets to impact our ability to service our Shipyards customers. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements. Our Prospect Shipyard assets held for sale do not qualify for discontinued operations presentation.

A summary of the significant assets included in assets held for sale as of June 30, 2017, at our South Texas facilities and our Prospect Shipyard is as follows (in thousands):

Assets	South Texas Fabrication Yards	Prospect Shipyard	Consolidated
Land	$5,492	$—	$5,492
Buildings and improvements	117,582	—	117,582
Machinery and equipment	93,557	2,719	96,276
Furniture and fixtures	867	82	949
Vehicles	729	—	729
Other	252	—	252
Less: accumulated depreciation	(113,720)	(298)	(114,018)
Total assets held for sale	$104,759	$2,503	$107,262

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pass-through costs as a percentage of revenues	53.1%	35.1%	41.9%	37.6%

Contracts in progress at June 30, 2017, were $31.6 million with $28.1 million relating to two major customers. Advance billings on contracts at June 30, 2017, was $8.6 million and included advances of $7.8 million from three major customers. Accrued contract losses were $3.5 million and $387,000 as of June 30, 2017 and December 31, 2016 , respectively. Our accrued contract losses as of June 30, 2017, are a result of changes in estimates totaling $10.2 million identified during the three months ended June 30, 2017, due to cost overruns and re-work related to two vessels we are constructing for a major customer in our Shipyards division.
Revenue and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At June 30, 2017, we included no amounts in revenue related to change orders on projects which have been approved as to scope but not price. During the six months ended June 30, 2016, we recorded a loss of $488,000 for a single customer related to revenue on change orders recognized in prior periods that were not recovered in our final settlement with the customer.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, petrochemical and industrial facilities, marine companies and their contractors. Of our contracts receivable balance at June 30, 2017, $18.0 million, or 47.4%, was with two customers. The significant projects for these two customers consist of:

•
one large petroleum supply vessel for a customer in our Shipyards segment that was tendered for delivery on February 6, 2017 (see also Note 9 regarding this receivable as this customer has refused delivery of the vessel); and

•	the fabrication of four modules associated with a U.S. ethane cracker project.
As of June 30, 2017, we included an allowance for bad debt of $1.3 million in our contract receivable balance which primarily relates to a customer within our Fabrication division for the storage of an offshore drilling platform that was fully reserved in 2016.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company bases its fair value determinations by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 - inputs are based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, accounts receivables and accounts payables, approximate their fair values.

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The determination of fair value can require the use of significant judgment and can vary on the facts and circumstances. We have classified our assets at our South Texas facilities and our Prospect Shipyard as assets held for sale at June 30, 2017. We compared the net book value of the asset groups to estimates of fair value less cost to sell and recorded an impairment of $389,000 for the six months ended June 30, 2017, related to the assets held for sale at our Prospect shipyard. See Note 2. We had no assets held for sale at December 31, 2016. We have determined that the fair values of these assets fall within Level 3 of the fair value hierarchy.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted:
Numerator:
Net income (loss)	$(10,923)	$5,540	$(17,378)	$6,529
Less: Distributed and undistributed income (unvested restricted stock)	(53)	60	(87)	68
Net income attributable to common shareholders	$(10,870)	$5,480	$(17,291)	$6,461
Denominator:
Weighted-average shares (1)	14,851	14,631	14,805	14,616
Basic and diluted earnings (loss) per share - common shareholders	$(0.73)	$0.37	$(1.17)	$0.44

______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
On June 9, 2017, we entered into a $40.0 million credit agreement with Whitney Bank, as lender (the “New Credit Facility”). The New Credit Facility matures June 9, 2019, and may be used for issuing letters of credit and/or general corporate and working capital purposes. Interest on drawings under the New Credit Facility may be designated, at our option, as either Base Rate (as defined in the New Credit Facility) or LIBOR plus 2.0% per annum. Unused commitment fees on the undrawn portion of the facility and the letter of credit fee on undrawn stated amounts under letters of credit issued by the lenders are 0.4% per annum and 2.0% per annum, respectively. The New Credit Facility is secured by substantially all of our assets (other than the assets of Gulf Marine Fabricators, L.P., which are currently held for sale).

We must comply with the following financial covenants each quarter during the term of the facility:

i.	ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	minimum tangible net worth requirement of at least the sum of:

a)	$230.0 million, plus

b)
an amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017 (with no deduction for a net loss in any such fiscal quarter except for any gain or loss in connection with the sale of assets by Gulf Marine Fabricators, L.P.), plus

c)	100% of all net proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Concurrent with our execution of the New Credit Facility, we terminated our prior credit facility with JPMorgan Chase Bank, N.A. At the time of the termination, there was approximately $4.6 million of letters of credit outstanding, all of which was temporarily cash collateralized by us.

At June 30, 2017, no amounts were outstanding under the New Credit Facility. Subsequent to June 30, 2017, we were able to reissue new letters of credit under the New Credit Facility for the same amount which have been accepted by the beneficiaries and the corresponding amount of cash collateral has been released. As of June 30, 2017, we were in compliance with all of our covenants.

NOTE 8 - SEGMENT DISCLOSURES

We have structured our operations with three operating divisions and a corporate non-operating division. During the three months ended June 30, 2017, management reduced its allocation of corporate administrative costs and overhead expenses from its corporate, non-operating division to its operating divisions in order to individually evaluate corporate administrative costs and overhead within our Corporate division as well as to not overly burden our operating divisions with costs that do not directly relate to their operations. Accordingly, a significant portion of our corporate administrative costs and overhead expenses are retained within the results of our corporate division. In addition, we have also allocated certain personnel previously included in the operating divisions to our Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and its Corporate division each meeting the criteria of reportable segments under GAAP. Our operating divisions and Corporate division are discussed below.

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

Shipyards - Our Shipyards division primarily fabricates and repairs marine vessels including offshore supply vessels, anchor handling vessels, lift boats, tugboats and towboats. Our Shipyards division also constructs and owns drydocks to lift marine vessels out of the water in order to make repairs or modifications. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs and propeller, shaft and rudder reconditioning. Our Shipyards division also performs conversion projects that consist of lengthening or modifying the use of existing vessels to enhance their capacity or functionality. We perform these activities out of our facilities in Houma, Jennings and Lake Charles, Louisiana.

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

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are allocated to our three operating divisions for expenses that directly relate to the operations or relate to shared services as discussed above. During 2016, we allocated substantially all of our corporate administrative costs and overhead to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three and six months ended June 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended June 30, 2017
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$13,990	$18,303	$15,396	$—	$(1,821)	$45,868
Gross profit (loss)	1,931	(13,851)	390	(90)	—	(11,620)
Operating income (loss)	1,098	(14,834)	(257)	(2,267)	—	(16,260)
Total assets	201,284	57,905	98,367	259,175	(309,145)	307,586
Depreciation and amortization expense	1,152	994	421	209	—	2,776
Capital expenditures	746	546	106	35	—	1,433

	Three Months Ended June 30, 2016
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$24,296	$29,373	$28,692	$—	$(859)	$81,502
Gross profit (loss)	3,877	5,423	4,864	(98)	—	14,066
Operating income (loss)	2,747	3,963	4,064	(1,770)	—	9,004
Total assets	290,910	81,874	100,197	334,946	(465,896)	342,031
Depreciation and amortization expense	4,589	1,161	456	105	—	6,311
Capital expenditures	1,201	181	505	679	—	2,566

	Six months ended June 30, 2017
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$24,199	$36,724	$26,107	$—	$(3,170)	$83,860
Gross profit (loss)	(1,034)	(15,556)	423	(351)	—	(16,518)
Operating income (loss)	(2,688)	(17,892)	(890)	(4,007)	—	(25,477)
Total assets	201,284	57,905	98,367	259,175	(309,145)	307,586
Depreciation and amortization expense	4,287	2,004	854	331	—	7,476
Capital expenditures	848	818	106	52	—	1,824

	Six months ended June 30, 2016
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$48,125	$63,493	$55,251	$—	$(1,388)	$165,481
Gross profit (loss)	3,964	7,797	8,240	(234)	—	19,767
Operating income (loss)	2,028	5,047	6,721	(3,576)	—	10,220
Total assets	290,910	81,874	100,197	334,946	(465,896)	342,031
Depreciation and amortization expense	9,444	2,327	898	209	—	12,878
Capital expenditures	1,311	216	1,047	716	—	3,290

____________

(1)
Revenue includes non-cash amortization of deferred revenue related to the values assigned to contracts acquired in the LEEVAC transaction of $335,000 and $1.5 million for the three months ended June 30, 2017 and 2016 and $1.9 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the third and fourth quarters of 2015, we recorded contract losses of $24.5 million related to a decrease in the contract price due to final weight re-measurements and our inability to recover certain costs on disputed change orders related to a large deepwater project we delivered to our customer in November 2015. No amounts with respect to these disputed change orders are included on our consolidated balance sheet or recognized in revenue in our consolidated statement of operations as of and for the three and six months ended June 30, 2017 and 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements and stated that, while it had received limited waivers from its lenders, its debt agreements would require further negotiation and amendment. This same customer rejected delivery of the first vessel that we completed and tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel and is seeking recovery of all purchase price amounts previously paid by the customer under the contract. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter. We are also building a second vessel for this customer which has been suspended and included in our arbitration proceedings. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contracts for both vessels. On May 17, 2017, the customer filed for protection under Chapter 11 of the United States Bankruptcy Code for reorganization under a negotiated, pre-packaged plan. The customer has petitioned the Bankruptcy Court to accept our contracts for the two vessels we are constructing for them. As of June 30, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us for the second vessel upon completion and delivery is approximately $4.9 million.

We are working with legal counsel to protect our contractual claims during the restructuring and intend to re-initiate our rights for arbitration in accordance with our contract upon our customer's emergence from Chapter 11 reorganization. We intend to take all legal action as may be necessary to protect our rights under the contracts and recover the remaining balances owed to us.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value and that we would be able to fully recover any remaining amounts due to us in the event we enforce our security interest over these projects.

NOTE 10 – SUBSEQUENT EVENTS

On July 27, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable August 24, 2017, to shareholders of record on August 10, 2017.

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
Executive Summary

We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant and two multi-purpose service vessels. We recently fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators.

Our industry environment continues to be challenged as low oil and gas prices remain. While current oil prices have remained fairly stable, our customers in the global oil and gas industry continue to limit capital spending relative to the already reduced spending levels from 2015 and 2016. This has also negatively impacted the marine and offshore service industries that support offshore exploration and production which has had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our facilities at desired utilization levels. As a result, we have experienced significant decreases in revenue.

Oil and gas producers are not expected to increase drilling activity during 2017, and we do not anticipate any real movement in the near term as it relates to offshore investment and related project activity as producers may choose to focus on land-based oil and gas production through newly discovered shale finds. We expect new demand for our services in the near to medium term to come from petrochemical projects and other non-upstream projects including government, passenger cruise vessels, transportation and renewable energy.

Accordingly, we have increased our focus on fabrication projects outside of the upstream oil and gas sector, including certain large petrochemical plant module work, alternative energy fabrication projects and other projects that are less susceptible to fluctuations in oil and gas prices and may actually benefit in the longer term from reliable, lower cost commodity prices. We are currently fabricating complex modules for the construction of a new petrochemical plant. Opportunities for shipyard-related projects remain largely outside of the oil and gas sector including passenger cruise vessels and government contracts. Opportunities for our Services division are expected to remain challenging over the next several months, but not as severe as the challenges facing our Fabrication and Shipyards divisions.

We have seen improved bidding opportunities beginning in the fourth quarter of 2016 and extending through the second quarter of 2017 primarily for our Fabrication and Shipyards divisions. Our Shipyards division has recently been awarded contracts for the construction of eight harbor tugs and one research vessel for Oregon State University, with the option for two more research vessels. We continue to actively compete for additional bidding opportunities and believe we will be successful in obtaining new, additional backlog awards in 2017; however, management believes that even if we are successful in obtaining these awards there is an expected lag of several months before these awards will materialize into work at our facilities. While we have been successful in obtaining new backlog in recent months, these backlog awards were received during a period of competitive pricing with low margins. Revenue from these awards will not be realized until later in 2017 and into 2018.

On June 9, 2017, we successfully negotiated a new $40.0 million credit agreement with Whitney Bank. The New Credit Facility matures June 9, 2019 and may be used for issuing letters of credit and/or general corporate and working capital purposes. We believe the new facility will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. In connection with our entry into this facility, we terminated our prior $40.0 million credit facility with JPMorgan Chase Bank, N.A.

We continue to respond to decreases in project activity by reducing our own discretionary spending. Since the beginning of 2016, we have implemented wage adjustments along with employee benefit and overall cost reductions within all our divisions. We have reduced the level of our workforce based on booked work in all of our facilities and will continue to do so, as necessary. We have reduced our capital expenditures and continue to evaluate opportunities to rationalize assets that are either underutilized, under-performing or not expected to provide sufficient long-term value which include our South Texas assets as further discussed below.

Our South Texas Assets - On February 23, 2017, our Board of Directors approved management's recommendation to market our South Texas facilities located in Aransas Pass and Ingleside, Texas, for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These facilities are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of these assets was $104.8 million at June 30, 2017. We continue to wind down all fabrication activities at these locations and have re-allocated remaining backlog and workforce to our Houma Fabrication Yard as necessary. As a result of the decision to market our South Texas facilities for sale and the underutilization currently being experienced, we expect to incur costs associated with maintaining the facility that will not be recoverable until such time as we are able to consummate one or more sales of these assets. These costs include insurance, general maintenance of the property in its current state, property taxes and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to service our deepwater customers or operate our Fabrication division.

In anticipation of the proceeds to be received from the sale of our South Texas assets, we engaged advisors to assist in the development of a capital deployment plan to determine the appropriate use of proceeds from this transaction to maximize long-term shareholder value. Our capital deployment plan includes a variety of investment options including investing in our operating liquidity in order to facilitate anticipated future projects, selected capital improvements to enhance and/or expand our existing facilities, mergers and acquisitions to expand our product and service capabilities and other options to return surplus resources to shareholders either through stock buy-backs and/or special dividends. We are continuing this effort to identify and analyze specific investment opportunities we believe will enhance the long-term value of the Company that are consistent with our strategy.

Prospect Shipyard Assets - We lease a 35-acre complex 26 miles from the Gulf of Mexico near Houma, Louisiana. We have entered into an agreement to terminate the lease no later than December 31, 2017, with the owner of the property to facilitate an orderly disposal of assets at the facility. We have classified the machinery and equipment remaining at this shipyard as assets held for sale at February 6, 2017. Our net book value of property, plant and equipment for these assets was $2.5 million at June 30, 2017. We recorded an impairment of $389,000 during the first quarter related to these assets. Additionally, we sold two drydocks from our Prospect Shipyard for proceeds of $2.0 million and recorded a loss on sale of $259,000 during the three and six months ended June 30, 2017. See Note 2 of the Notes to Consolidated Financial Statements. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements. We do not expect the sale of these assets to impact our ability to service Shipyards' customers.

Our balance sheet position at June 30, 2017, remains stable with $22.3 million in cash, no debt and working capital of $167.7 million which includes $107.3 million in assets held for sale, primarily related to our South Texas assets. We continue to monitor and maintain a conservative capital structure as we navigate through the current oil and gas industry downturn and as we further transition to new markets outside of the offshore upstream oil and gas sector.

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
Our backlog at June 30, 2017, and December 31, 2016, consisted of the following (in thousands, except for percentages):

	June 30, 2017		December 31, 2016
Division	$'s	Labor hours	$'s	Labor hours
Fabrication	$42,326	426	$65,444	707
Shipyards	196,429	1,032	59,771	457
Services	13,318	196	7,757	101
Intersegment eliminations	(1,045)	—	—	—
Total backlog (1)	$251,028	1,654	$132,972	1,265

	Number	Percentage	Number	Percentage
Major customers (2)	five	92.8%	two	80.5%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2017 (3)	$84,922	33.8%
2018 (3)	107,903	43.0%
2019 (3)	49,234	19.6%
2020 (3)	8,969	3.6%
	$251,028	100.0%

___________

(1)
We exclude suspended projects from contract backlog when they are expected to be suspended more than 12 months because resumption of work and timing of revenue recognition for these projects are difficult to predict.

(2)	At June 30, 2017, projects for our five largest customers in terms of revenue backlog consisted of:

(i)	two large multi-purpose service vessels for one customer in our Shipyards division, which commenced in the first quarter of 2014 and will be completed during the first and second quarters of 2018;

(ii)	newbuild construction of four harbor tugs for one customer within our Shipyards division;
(iii) newbuild construction of four harbor tugs for one additional customer within our Shipyards division;

(iv)	the fabrication of four modules associated with a U.S. ethane cracker project within our Fabrication division; and
(v) newbuild construction of an offshore research vessel within our Shipyards division.

(3)
The timing of recognition of the revenue represented in our backlog is based on management’s current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of the recognition of revenue from our backlog.

Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog and could have a material adverse effect on revenue, net income and cash flow. Additionally, as we continue to add backlog, we will begin adding personnel with critical project management and fabrication skills to ensure we have the resources necessary to execute our projects well and to support our project risk mitigation discipline for all new project work. This may negatively impact near term results.
As of June 30, 2017, we had 983 employees and 166 contract employees compared to 1,178 employees and 92 contract employees as of December 31, 2016.
Labor hours worked were 1.0 million during the six months ended June 30, 2017, compared to 1.6 million for the six months ended June 30, 2016. The overall decrease in labor hours worked for the six months ended June 30, 2017, was due to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions.

Results of Operations
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016 (in thousands, except for percentages):
Consolidated

	Three Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$45,868	$81,502	$(35,634)	(43.7)%
Cost of revenue	57,488	67,436	(9,948)	(14.8)%
Gross profit (loss)	(11,620)	14,066	(25,686)	(182.6)%
Gross profit (loss) percentage	(25.3)%	17.3%
General and administrative expenses	4,640	5,062	(422)	(8.3)%
Operating income (loss)	(16,260)	9,004	(25,264)	(280.6)%
Other income (expense):
Interest expense	(158)	(88)	(70)
Interest income	12	2	10
Other income (expense), net	(266)	42	(308)
Total other income (expense)	(412)	(44)	(368)	(836.4)%
Net income (loss) before income taxes	(16,672)	8,960	(25,632)	(286.1)%
Income tax expense (benefit)	(5,749)	3,420	(9,169)	(268.1)%
Net income (loss)	$(10,923)	$5,540	$(16,463)	(297.2)%

Revenue - Our revenue for the three months ended June 30, 2017 and 2016, was $45.9 million and $81.5 million, respectively, representing a decrease of 43.7%. The decrease is primarily attributable to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions. Pass-through costs as a percentage of revenue were 53.1% and 35.1% for the three months ended June 30, 2017 and 2016, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss) - Our gross loss for the three months ended June 30, 2017, was $11.6 million compared to a gross profit of $14.1 million for the three months ended June 30, 2016. The decrease was primarily due to $10.2 million of contract losses incurred by our Shipyards division related to cost overruns and re-work identified on two vessel contracts assigned in the LEEVAC transaction, decreased revenue as discussed above, holding costs related to our South Texas assets of $1.2 million and lower margins on current work. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and Prospect shipyard, no depreciation being recorded for our South Texas assets and Prospect shipyard for the three months ended June 30, 2017, as these assets are classified as assets held for sale and additional cost cutting measures implemented by management.

General and administrative expenses - Our general and administrative expenses were $4.6 million for the three months ended June 30, 2017, compared to $5.1 million for the three months ended June 30, 2016. The decrease in general and administrative expenses for the three months ended June 30, 2017, was primarily attributable to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss and cost cutting measures implemented by management during the first part of 2016.

Other income (expense), net - Other expense was $266,000 for the three months ended June 30, 2017, as compared to other income of $42,000 for three months ended June 30, 2016. Other expense for the period was primarily due to losses on the sale of two drydocks from our Shipyards division recorded during three months ended June 30, 2017.

Income tax expense (benefit) - Our effective income tax rate for the three months ended June 30, 2017, was 34.5%, compared to an effective tax rate of 38.2% for the comparable period during 2016. The decrease in the effective tax rate is the result of limitations on the deductibility of executive compensation. These amount are included in the estimate of our year-end effective rate.

Operating Segments

As discussed in Note 8 of the Notes to Consolidated Financial Statements, management reduced its allocation of corporate administrative costs and overhead expenses to its operating divisions during the three and six months ended June 30, 2017, such that a significant portion of its corporate expenses are retained in its non-operating Corporate division. In addition, it has also allocated certain personnel previously included in the operating divisions to within the Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and its Corporate division each meeting the criteria of reportable segments under GAAP. During the three and six months ended June 30, 2016, we allocated substantially all of our corporate administrative costs and overhead expenses to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Our results of our three operating divisions and Corporate division for the three months ended June 30, 2017 and 2016, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$13,990	$24,296	$(10,306)	(42.4)%
Gross profit (loss)	1,931	3,877	(1,946)	(50.2)%
Gross profit (loss) percentage	13.8%	16.0%		(2.2)%
General and administrative expenses	833	1,130	(297)	(26.3)%
Operating income (loss)	1,098	2,747

Revenue - Revenue from our Fabrication division decreased $10.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. As discussed above, management has classified our South Texas assets as assets held for sale in response to the underutilization of our Fabrication assets. As of June 30, 2017, all of our projects at our South Texas fabrication yards have been completed or transferred to our Houma fabrication yard.

Gross profit (loss) - Gross profit from our Fabrication division for the three months ended June 30, 2017, was $1.9 million compared to a gross profit of $3.9 million for the three months ended June 30, 2016. The decrease was due to lower revenue from decreased fabrication work as discussed above and approximately $1.2 million of holding costs for our South Texas assets. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards, no depreciation being recorded for our South Texas assets for the three months ended June 30, 2017, as these assets are classified as assets held for sale and additional cost cutting measures implemented by management.

General and administrative expenses - General and administrative expenses for our Fabrication division decreased $297,000 for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease is primarily due to decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.

Shipyards	Three Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue (1)	$18,303	$29,373	$(11,070)	(37.7)%
Gross profit (loss) (1)	(13,851)	5,423	(19,274)	(355.4)%
Gross profit (loss) percentage	(75.7)%	18.5%		(94.2)%
General and administrative expenses	983	1,460	(477)	(32.7)%
Operating income (loss) (1)	(14,834)	3,963
___________

(1)
Revenue for the three months ended June 30, 2017, and 2016, includes $335,000 and $1.5 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyards division decreased $11.1 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to depressed oil and gas prices and the corresponding reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry. During the first quarter of 2017, we completed a vessel that we assumed in the LEEVAC transaction and delivered to a customer on February 6, 2017.

Gross profit (loss) - Gross loss from our Shipyards division was $13.9 million for the three months ended June 30, 2017, compared to a gross profit of $5.4 million for the three months ended June 30, 2016. The decrease was due to:

•	$10.2 million in contract losses related to cost overruns and re-work that has been identified on two contracts assigned to us in the LEEVAC transaction;

•	holding and closing costs related to our Prospect shipyard as we wind down operations at this facility;

•
holding costs related to a completed vessel that was delivered on February 6, 2017; however, was refused by our customer alleging certain technical deficiencies (see also Note 9 of the Notes to Consolidated Financial Statements); and

•	overall decreases in work under other various contracts as discussed above.

General and administrative expenses - General and administrative expenses for our Shipyards division decreased $477,000 for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss and cost cutting measures implemented by management during the first part of 2016.

Services	Three Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$15,396	$28,692	$(13,296)	(46.3)%
Gross profit (loss)	390	4,864	(4,474)	(92.0)%
Gross profit (loss) percentage	2.5%	17.0%		(14.5)%
General and administrative expenses	647	800	(153)	(19.1)%
Operating income (loss)	(257)	4,064

Revenue - Revenue from our Services division decreased $13.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to an overall decrease in work experienced as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit from our Services division decreased $4.5 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to decreased revenue discussed above and lower margins on new work performed during 2017.

General and administrative expenses - General and administrative expenses for our Services division decreased $153,000 for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.

Corporate	Three Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$—	$—	$—	—%
Gross profit (loss)	(90)	(98)	8	8.2%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	2,177	1,672	505	30.2%
Operating income (loss)	(2,267)	(1,770)

General and administrative expenses - General and administrative expenses for our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above as well as for expenses incurred for advisors to assist in a strategic financial analysis project in anticipation of the proceeds to be received from the sale of our South Texas assets. This has been partially offset by lower bonuses accrued during 2017, as a result of a combination of a smaller workforce and our consolidated gross loss.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016 (in thousands, except for percentages):
Consolidated

	Six Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$83,860	$165,481	$(81,621)	(49.3)%
Cost of revenue	100,378	145,714	(45,336)	(31.1)%
Gross profit (loss)	(16,518)	19,767	(36,285)	(183.6)%
Gross profit (loss) percentage	(19.7)%	11.9%
General and administrative expenses	8,570	9,547	(977)	(10.2)%
Asset impairment	389	—	389	100.0%
Operating income (loss)	(25,477)	10,220	(35,697)	(349.3)%
Other income (expense):
Interest expense	(217)	(138)	(79)
Interest income	12	8	4
Other income (expense), net	(257)	440	(697)
Total other income (expense)	(462)	310	(772)	(249.0)%
Net income (loss) before income taxes	(25,939)	10,530	(36,469)	(346.3)%
Income tax expense (benefit)	(8,561)	4,001	(12,562)	(314.0)%
Net income (loss)	$(17,378)	$6,529	$(23,907)	(366.2)%

Revenue - Our revenue for the six months ended June 30, 2017 and 2016, was $83.9 million and $165.5 million, respectively, representing a decrease of 49.3%. The decrease is primarily attributable to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions. Pass-through costs as a percentage of revenue were 41.9% and 37.6% for the six months ended June 30, 2017 and 2016, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss) - Our gross loss for the six months ended June 30, 2017, was $16.5 million compared to a gross profit of $19.8 million for the six months ended June 30, 2016. The decrease was primarily due to $10.6 million of losses incurred by our Shipyards division related to cost overruns and re-work identified on two vessel contracts assigned in the LEEVAC transaction, decreased revenue as discussed above, holding costs related to our South Texas assets of $2.5 million and lower margins on current work. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and Prospect shipyard, suspended depreciation for our South Texas assets and Prospect shipyard during the six months ended June 30, 2017, as these assets are classified as assets held for sale and additional cost cutting measures implemented by management.

General and administrative expenses - Our general and administrative expenses were $8.6 million for the six months ended June 30, 2017, compared to $9.5 million for the six months ended June 30, 2016. The decrease in general and administrative expenses for the six months ended June 30, 2017, was primarily attributable to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss and cost cutting measures implemented by management during the first part of 2016.

Asset Impairment - During the six months ended June 30, 2017, we recorded an impairment of $389,000 related to our assets held for sale at our Prospect Shipyard. See also Note 2 of the Notes to Consolidated Financial statements.

Other income (expense), net - Other expense was $257,000 for the six months ended June 30, 2017, compared to other income of $440,000 for the six months ended June 30, 2016. Other expense for the period was primarily due to losses on sales of two drydocks from our Shipyards division. Other income for the prior period was primarily due to gains on sales of assets from our Fabrication division recorded during the first quarter of 2016.

Income tax expense (benefit) - Our effective income tax rate for the six months ended June 30, 2017, was 33.0%, compared to an effective tax rate of 38.0% for the comparable period during 2016. The decrease in the effective tax rate is the result of limitations on the deductibility of executive compensation.

Operating Segments

As discussed above and in Note 8 of the Notes to Consolidated Financial Statements, management reduced its allocation of corporate administrative costs and overhead expenses to its operating divisions during the three and six months ended June 30, 2017. We have recast our 2016 segment data below in order to conform to the current period presentation. Our results of our three operating divisions and Corporate division for the six months ended June 30, 2017 and 2016, are presented below (in thousands, except for percentages).

Fabrication	Six Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$24,199	$48,125	$(23,926)	(49.7)%
Gross profit (loss)	(1,034)	3,964	(4,998)	(126.1)%
Gross profit (loss) percentage	(4.3)%	8.2%		(12.5)%
General and administrative expenses	1,654	1,936	(282)	(14.6)%
Operating income (loss)	(2,688)	2,028

Revenue - Revenue from our Fabrication division decreased $23.9 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. As discussed above, management has classified our South Texas assets as assets held for sale in response to the underutilization of our Fabrication assets. As of June 30, 2017, all of our projects at our South Texas fabrication yards have been completed or transferred to our Houma fabrication yard.

Gross profit (loss) - Gross loss from our Fabrication division for the six months ended June 30, 2017, was $1.0 million compared to a gross profit of $4.0 million for the six months ended June 30, 2016. The decrease was due to lower revenue from decreased fabrication work as discussed above and approximately $2.5 million of holding costs for our South Texas assets as we market them for sale. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards, reduced depreciation being recorded for our South Texas assets for the six months ended June 30, 2017, as these assets are classified as assets held for sale on February 23, 2017, and additional cost cutting measures implemented by management.

General and administrative expenses - General and administrative expenses for our Fabrication division decreased $282,000 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease is primarily due to decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss. This was partially offset by expenses incurred to market our South Texas assets for sale and payment of termination benefits during the first quarter of 2017 as we reduced its workforce and completed those operations.

Shipyards	Six Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue (1)	$36,724	$63,493	$(26,769)	(42.2)%
Gross profit (loss) (1)	(15,556)	7,797	(23,353)	(299.5)%
Gross profit (loss) percentage	(42.4)%	12.3%		(54.7)%
General and administrative expenses	1,947	2,750	(803)	(29.2)%
Asset impairment	389	—	389	100.0%
Operating income (loss) (1)	(17,892)	5,047
___________

(1)
Revenue for the six months ended June 30, 2017, and 2016, includes $1.9 million and $2.7 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyards division decreased $26.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to depressed oil and gas prices and the corresponding reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry. During the first quarter of 2017, we completed a vessel that we assumed in the LEEVAC transaction and delivered to a customer on February 6, 2017.

Gross profit (loss) - Gross loss from our Shipyards division was $15.6 million for the six months ended June 30, 2017, compared to a gross profit of $7.8 million for the six months ended June 30, 2016. The decrease was due to:

•	$10.6 million in contract losses related to cost overruns and re-work that has been identified on two contracts assigned to us in the LEEVAC transaction;

•	holding and closing costs related to our Prospect shipyard as we wind down operations at this facility;

•
holding costs related to a completed vessel that was delivered on February 6, 2017; however, was refused by our customer alleging certain technical deficiencies (see also Note 9 of the Notes to Consolidated Financial Statements); and

•	overall decreases in work under other various contracts as discussed above.

General and administrative expenses - General and administrative expenses for our Shipyards division decreased $803,000 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss and cost cutting measures implemented by management during the first part of 2016.

Asset Impairment - During six months ended June 30, 2017, we recorded an impairment of $389,000 related to our assets held for sale at our Prospect shipyard. See also Note 2 of the Notes to Consolidated Financial statements.

Services	Six Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$26,107	$55,251	$(29,144)	(52.7)%
Gross profit (loss)	423	8,240	(7,817)	(94.9)%
Gross profit (loss) percentage	1.6%	14.9%		(13.3)%
General and administrative expenses	1,313	1,519	(206)	(13.6)%
Operating income (loss)	(890)	6,721

Revenue - Revenue from our Services division decreased $29.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to an overall decrease in work experienced as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit from our Services division decreased $7.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to decreased revenue discussed above and lower margins on new work performed during 2017.

General and administrative expenses - General and administrative expenses for our Services division decreased $206,000 for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.

Corporate	Six Months Ended June 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$—	$—	$—	—%
Gross profit (loss)	(351)	(234)	(117)	(50.0)%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	3,656	3,342	314	9.4%
Operating income (loss)	(4,007)	(3,576)	(431)

Gross profit (loss) - Gross loss from our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above.
General and administrative expenses - General and administrative expenses for our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above as well as for expenses incurred for advisors to assist in a strategic financial analysis project in anticipation of the proceeds to be received from the sale of our South Texas assets. This has been partially offset by lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated gross loss.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At June 30, 2017, we had no amounts outstanding under our credit facility, $4.6 million in outstanding letters of credit, and cash and cash equivalents totaling $22.3 million, compared to $51.2 million at December 31, 2016. Working capital was $167.7 million and our ratio of current assets to current liabilities was 4.62 to 1 at June 30, 2017, compared to $78.0 million and 3.21 to 1, respectively, at December 31, 2016. Working capital at June 30, 2017, includes $107.3 million related to assets held for sale, primarily related to our South Texas facilities. Our primary use of cash during the six months ended June 30, 2017, is referenced in the Cash Flow Activities section below.
At June 30, 2017, our contracts receivable balance was $38.1 million of which we have subsequently collected $12.0 million through July 19, 2017.
On June 9, 2017, we entered into a $40.0 million credit agreement with Whitney Bank, as lender (the “New Credit Facility”). The New Credit Facility matures June 9, 2019 and may be used for issuing letters of credit and/or general corporate and working capital purposes. We believe that the new facility will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations.

Interest on drawings under the New Credit Facility may be designated, at our option, as either Base Rate (as defined in the New Credit Facility) or LIBOR plus 2.0% per annum. Unused commitment fees on the undrawn portion of the facility and the letter of credit fee on undrawn stated amounts under letters of credit issued by the lenders are 0.4% per annum and 2.0% per annum, respectively. The New Credit Facility is secured by substantially all of our assets (other than the assets of Gulf Marine Fabricators, L.P., which are currently held for sale).

We must comply with the following financial covenants each quarter during the term of the facility:

i.	ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	minimum tangible net worth requirement of at least the sum of:

a)	$230.0 million, plus

b)
an amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017 (with no deduction for a net loss in any such fiscal quarter except for any gain or loss in connection with the sale of assets by Gulf Marine Fabricators, L.P.), plus

c)	100% of all net proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Concurrent with our execution of the New Credit Facility, we terminated our prior credit facility with JPMorgan Chase Bank, N.A. At the time of the termination, there was approximately $4.6 million of letters of credit outstanding, all of which was temporarily cash collateralized by us. Subsequent to June 30, 2017, we were able to reissue new letters of credit under the New Credit Facility, of which $4.6 million have been accepted by the beneficiaries, and we have been released from cash collateral requirements. Availability under our credit facility for future, additional letters of credit and borrowings is $35.4 million. As of June 30, 2017, we were in compliance with all of our covenants.

Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. We anticipate capital expenditures for the remainder of 2017 to range between $2.0 million to $5.0 million primarily for the following:

•	improvements to our Jennings and Lake Charles leased shipyards,

•	improvement to the bulkhead at our Houma facility, and

•	computer system upgrades.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements and stated that, while it had received limited waivers from its lenders, its debt agreements would require further negotiation and amendment. This same customer rejected delivery of the first vessel that we completed and tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel and is seeking recovery of all purchase price amounts previously paid by the customer under the contract. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter. We are also building a second vessel for this customer which has been suspended and included in our arbitration proceedings. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of the contracts for both vessels. On May 17, 2017, the customer filed for protection under Chapter 11 of the United States Bankruptcy Code for reorganization under a negotiated, pre-packaged plan. The customer has petitioned the Bankruptcy Court to accept our contracts for the two vessels we are constructing for them. As of June 30, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us for the second vessel upon completion and delivery is approximately $4.9 million.

We are working with legal counsel to protect our contractual claims during the restructuring and intend to re-initiate our rights for arbitration in accordance with our contract upon our customer's emergence from Chapter 11 reorganization. We intend to take all legal action as may be necessary to protect our rights under the contracts and recover the remaining balances owed to us.

We continue to monitor our work performed in relation to our customer’s status and its ability to pay under the terms of these contracts. Because these vessels have been completed or are substantially complete, we believe that they have significant fair value and that we would be able to fully recover any remaining amounts due to us in the event we enforce our security interest over these projects.

In anticipation of the proceeds to be received from the sale of our South Texas assets, we engaged advisors to assist in the development of a capital deployment plan to determine the appropriate use of proceeds from this transaction to maximize long-term shareholder value. Our capital deployment plan includes a variety of investment options including investing in our operating liquidity in order to facilitate anticipated future projects, selected capital improvements to enhance and/or expand our existing facilities, mergers and acquisitions to expand our product and service capabilities and other options to return surplus resources to shareholders either through stock buy-backs and/or special dividends. We are continuing this effort to identify and analyze specific investment opportunities we believe will enhance the long-term value of the Company and that are consistent with our strategy.

On July 27, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable August 24, 2017, to shareholders of record on August 10, 2017.

We believe our cash and cash equivalents generated by our future operating activities and proceeds to be received from future assets sales will be sufficient to fund our capital expenditures and meet our working capital needs for both the near and longer term to continue our operations, satisfy our contractual operations and pay dividends to our shareholders.

Cash Flow Activities

For the six months ended June 30, 2017, net cash used in operating activities was $27.9 million, compared to net cash provided by operating activities of $11.8 million for the six months ended June 30, 2016. The use of cash in operations during the period was primarily due to the following:

•	Operating losses for the six months ended June 30, 2017, in excess of non-cash depreciation, amortization, impairment and stock compensation expense of approximately $17.9 million,

•	Payment of year-end bonuses related to 2016,

•
Progress on liabilities from assumed contracts in the LEEVAC transaction. While our purchase price for the acquisition of the LEEVAC assets during 2016 was $20.0 million, we received a net $3.0 million in cash from the seller for the assumption of certain net liabilities and settlement payments on ongoing shipbuilding projects of $23.0 million that were assigned to us in the transaction. We have significantly progressed these contracts, which in turn has resulted in utilization of the working capital and settlement payments received during 2016.

•
The suspension of two vessel projects following our customer’s refusal to accept delivery of the first vessel in February 2017, and our inability to collect $9.5 million in scheduled payments under these contracts. We have initiated arbitration proceedings during the quarter to enforce our rights under these contracts; and

•
Build-up of costs for contracts in progress related to a customer in our Shipyards division with significant milestone payments occurring in the later stages of the projects which are expected to occur beginning in the third quarter of 2017 through the first quarter of 2018.

Net cash provided by investing activities for the six months ended June 30, 2017, was $296,000, compared to cash provided by investing activities of $3.8 million for the six months ended June 30, 2016. The change in cash provided by investing activities is primarily due to cash received from the sale of three cranes at our Texas facility for $5.5 million and $1.6 million of cash acquired in the LEEVAC transaction during 2016.

Net cash used in financing activities for the six months ended June 30, 2017 and 2016, was $1.2 million and $441,000, respectively. The increase in cash used in financing activities is due to the cash payments made to taxing authorities on behalf of employees' for their vesting of common stock.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended June 30, 2017. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no changes during the fiscal quarter ended June 30, 2017, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.2	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2017.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

Date: August 1, 2017

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

10.2	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 9, 2017.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.

E-1