Form 10-Q
period 2017-09-30
GULF ISLAND FABRICATION INC
filed 2017-10-31
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2017, was 14,897,661.

GULF ISLAND FABRICATION, INC.
I N D E X

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$17,792	$51,167
Contracts receivable and retainage, net	25,513	20,169
Contracts in progress	42,810	26,829
Prepaid expenses and other assets	4,158	3,222
Inventory	12,325	11,973
Assets held for sale	107,010	—
Total current assets	209,608	113,360
Property, plant and equipment, net	90,989	206,222
Other assets	2,783	2,826
Total assets	$303,380	$322,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,457	$9,021
Advance billings on contracts	4,367	3,977
Deferred revenue, current	4,148	11,881
Accrued contract losses	1,982	387
Accrued expenses and other liabilities	13,685	10,032
Income tax payable	—	50
Total current liabilities	45,639	35,348
Net deferred tax liabilities	12,999	23,234
Deferred revenue, noncurrent	—	489
Other liabilities	895	305
Total liabilities	59,533	59,376
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 14,851,949 issued and outstanding at September 30, 2017, and 14,695,020 at December 31, 2016, respectively	10,817	10,641
Additional paid-in capital	100,388	98,813
Retained earnings	132,642	153,578
Total shareholders’ equity	243,847	263,032
Total liabilities and shareholders’ equity	$303,380	$322,408
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$49,884	$65,384	$133,745	$230,864
Cost of revenue	50,378	60,125	150,755	205,839
Gross profit (loss)	(494)	5,259	(17,010)	25,025
General and administrative expenses	4,370	5,086	12,940	14,633
Asset impairment	—	—	389	—
Operating income (loss)	(4,864)	173	(30,339)	10,392
Other income (expense):
Interest expense	(45)	(110)	(262)	(248)
Interest income	—	12	12	20
Other income (expense), net	38	599	(221)	1,039
Total other income (expense)	(7)	501	(471)	811
Net income (loss) before income taxes	(4,871)	674	(30,810)	11,203
Income tax expense (benefit)	(1,761)	133	(10,322)	4,134
Net income (loss)	$(3,110)	$541	$(20,488)	$7,069
Per share data:
Basic and diluted earnings (loss) per share - common shareholders	$(0.21)	$0.04	$(1.38)	$0.48
Cash dividend declared per common share	$0.01	$0.01	$0.03	$0.03
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2017	14,695,020	$10,641	$98,813	$153,578	$263,032
Net income (loss)	—	—	—	(20,488)	(20,488)
Vesting of restricted stock	156,929	(88)	(797)	—	(885)
Compensation expense - restricted stock	—	264	2,372	—	2,636
Dividends on common stock	—	—	—	(448)	(448)
Balance at September 30, 2017	14,851,949	$10,817	$100,388	$132,642	$243,847
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,

	2017	2016
Cash flows from operating activities:
Net income (loss)	$(20,488)	$7,069
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	19	422
Depreciation and amortization	10,141	19,262
Amortization of deferred revenue	(2,397)	(4,114)
Asset impairment	389	—
Loss (gain) on sale of assets	224	(924)
Deferred income taxes	(10,235)	3,651
Compensation expense - restricted stock	2,636	2,452
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(5,363)	22,287
Contracts in progress	(15,981)	(5,834)
Prepaid expenses, inventory, and other current assets	(26)	1,050
Accounts payable	12,436	(13,654)
Advance billings on contracts	390	(20)
Deferred revenue	(5,825)	(8,928)
Deferred compensation	590	—
Accrued expenses and other liabilities	2,336	4,713
Accrued contract losses	1,595	(8,001)
Net cash (used in) provided by operating activities	(29,559)	19,431
Cash flows from investing activities:
Capital expenditures	(4,515)	(5,415)
Net cash received in acquisition	—	1,588
Proceeds from the sale of equipment	2,120	5,813
Net cash (used in) provided by investing activities	(2,395)	1,986
Cash flows from financing activities:
Tax payments made on behalf of employees from withheld, vested shares of common stock	(885)	(163)
Payment of financing cost	(88)	—
Payments of dividends on common stock	(448)	(440)
Proceeds received from borrowings under our line of credit	2,000	—
Repayment of borrowings under our line of credit	(2,000)	—
Net cash used in financing activities	(1,421)	(603)
Net change in cash and cash equivalents	(33,375)	20,814
Cash and cash equivalents at beginning of period	51,167	34,828
Cash and cash equivalents at end of period	$17,792	$55,642

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Gulf Island Fabrication, Inc. ("Gulf Island," and together with its subsidiaries "the Company," "we" or "our"), is a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant and two multi-purpose service vessels. We recently fabricated offshore wind turbine foundations for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. We operate and manage our business through three operating divisions: Fabrication, Shipyards and Services. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. Our fabrication facilities in Aransas Pass and Ingleside, Texas are currently being marketed for sale.

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

The accompanying unaudited, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Reclassifications

We made the following reclassifications to our financial statements for three and nine months ended September 30, 2016, to conform to current period presentation:

•
We reclassified $163,000 from operating activities to financing activities in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2016, related to tax payments made by the Company to satisfy employee income tax withholding obligations arising from vesting shares as a result of the adoption of Accounting Standards Update 2016-09 as discussed in "New Accounting Standards" below. This reclassification had no impact to our financial position or results of operations.

•
We reclassified corporate administrative costs and overhead expenses previously allocated to the results of operations of our three operating divisions to our Corporate division for the three and nine months ended September 30, 2016, to conform to current period presentation as discussed in Note 8. These reclassifications had no impact to our consolidated financial statements.

New Accounting Standards

On May 28, 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers” ("Topic 606"), which supersedes the revenue recognition requirements in

FASB Accounting Standard Codification (ASC) Topic 605, “Revenue Recognition.” Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue from our fixed-price and unit-rate contracts is recognized under the percentage-of-completion method, computed by the significant inputs method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Revenue from contracts that are based upon time worked and materials incurred (“T&M”) is recognized at the contracted rates as the work is performed and the costs are incurred. Topic 606 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

As part of our implementation of this standard, we have established an implementation team as well as employed the help of outside consultants to assist with the implementation. We have completed our scoping phase of this project and believe that we will continue to be able to recognize revenue for our fixed-price and unit-rate contracts using the percentage-of-completion method, computed by measuring the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. However, there are additional criteria to consider that can impact the timing and inclusion of revenue in our percentage-of-completion calculations. While these additional criteria could potentially impact the timing of revenue recognition, they would not change the timing for the recognition of costs. Additionally, implementation of Topic 606 requires that each performance obligation must be separately identified and the contract price allocated to it. A determination to combine a group of contracts into one performance obligation or segment a single contract into multiple performance obligations could change the amount of revenue and gross profit recorded in a given period.

We expect to finalize a review of our contracts and complete our calculation of a cumulative implementation adjustment, if any, during the fourth quarter of 2017. At this time, we are unable to conclude whether there will be any cumulative implementation adjustments, if any, and whether or not they would be material. The guidance permits companies to either apply the new requirements retrospectively to all prior periods presented through use of the full retrospective method or apply the new requirements in the year of adoption through a cumulative adjustment using the modified retrospective method. We intend to use the modified retrospective model in adopting this standard, which will require a cumulative catch up adjustment, if any, on January 1, 2018.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification within the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. We adopted the requirements of ASU 2016-09 effective January 1, 2017. The provisions of ASU No. 2016-09 that are applicable to the Company and affect the Company’s consolidated financial statements include the following:

•
This ASU requires the recognition of the excess tax benefit or tax deficiency resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes created when common stock vests as an income tax benefit or expense in the Company’s statement of operations. Under previous GAAP, this difference was required to be recognized in additional paid-in capital. The expense or benefit required to be recognized is calculated separately as a discrete item each reporting period and not as part of the Company’s projected annual effective tax rate. During the three and nine months ended September 30, 2017, we recorded tax expense of $1,000 and $215,000, respectively (approximate $0.01 loss per share) related to the adoption of this ASU. We have adopted these provisions on a prospective basis and our prior period presentation has not changed. Future effects to the Company’s income tax expense (benefit) as a result of the adoption of this ASU will depend on the timing, number of shares and the closing price per share of the Company’s common stock on the dates of vesting.

•
This ASU also clarifies that cash paid by the Company to taxing authorities in order to satisfy employee income tax withholding obligations from vesting shares should be classified as a financing activity in the Company’s statement of cash flows. We have reported payments of $885,000 within financing activities within our consolidated statement of cash flows for the nine months ended September 30, 2017, as a result of adoption of this ASU. We have adopted these provisions retrospectively and reclassified $163,000 from cash used in operating activities to cash used in financing activities for the nine months ended September 30, 2016, to conform to the current period presentation.

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

NOTE 2 – ASSETS HELD FOR SALE
South Texas Assets:

On February 23, 2017, our Board of Directors approved management's recommendation to place our South Texas facilities located in Aransas Pass and Ingleside, Texas, up for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These properties are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of property, plant and equipment for these assets was $104.5 million at September 30, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell.

On August 25, 2017, our South Texas facilities were impacted by Hurricane Harvey, which made landfall as a category 4 hurricane. As a result, we suffered damages to our South Texas buildings and equipment. Through September 30, 2017, we have incurred approximately $265,000 in clean-up and repair related costs and we expect to incur additional future repair costs in excess of our deductible which management believes are probable of being recovered through insurance proceeds. We maintain coverage on these assets up to a maximum of $25.0 million, subject to a 3.0% deductible with a minimum deductible of $500,000. We are working diligently with our insurance agents and adjusters to finalize our estimate of the damage; however, it may be several months, or even longer, before we can finalize our assessment and receive final payment from our insurance underwriters. Our insurance underwriters have made an initial payment of $3.0 million, and we have recorded a liability for future repairs of $2.7 million which is included in accrued expenses and other liabilities on our balance sheet at September 30, 2017. Based upon our initial assessment of the damages and insurance coverage, management believes that there is no basis to record a net loss at this time and that insurance proceeds will at a minimum be sufficient to reimburse us for all damages and repair costs. Our final assessment of the damages incurred to our South Texas assets as well as the amount of insurance proceeds we will receive could be more or less than this amount when the claim is ultimately settled and such differences could be material.

As a result of the decision to place our South Texas facilities up for sale, we have and will continue to incur costs associated with maintaining these facilities. These costs include insurance, general maintenance of the properties in their current state, property taxes and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to operate our Fabrication division. Our South Texas assets held for sale do not qualify for discontinued operations presentation.

Prospect Shipyard Assets:

We lease a 35-acre complex 26 miles from the Gulf of Mexico in Houma, Louisiana. We have entered into an agreement to terminate the lease no later than December 31, 2017, with the owner of the property (currently a senior vice president within the Company and the former chief executive officer of LEEVAC Shipyards, LLC) to facilitate an orderly disposal of assets at the facility. Our remaining lease payments are not material. We have classified the machinery and equipment remaining at this shipyard as assets held for sale. Our net book value of property, plant and equipment for these assets was $2.5 million at September 30, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We recorded an impairment of $389,000 during the nine months ended September 30, 2017. Additionally, we sold two drydocks from our

Prospect Shipyard for proceeds of $2.0 million and recorded a loss on sale of $259,000 during the nine months ended September 30, 2017. We do not expect the sale of these assets to impact our ability to service our Shipyards customers. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements. Our Prospect Shipyard assets held for sale do not qualify for discontinued operations presentation.

A summary of the significant assets included in assets held for sale as of September 30, 2017, at our South Texas facilities and our Prospect Shipyard is as follows (in thousands):

Assets	South Texas Fabrication Yards	Prospect Shipyard	Consolidated
Land	$5,492	$—	$5,492
Buildings and improvements	117,582	—	117,582
Machinery and equipment	93,552	2,719	96,271
Furniture and fixtures	867	82	949
Vehicles	610	—	610
Other	—	—	—
Less: accumulated depreciation	(113,596)	(298)	(113,894)
Total assets held for sale	$104,507	$2,503	$107,010

NOTE 3 – REVENUE AND CONTRACT COSTS
The Company uses the percentage-of-completion accounting method to recognize revenue from fixed-price and unit-rate contracts computed using the percentage of labor hours incurred as compared to estimated total labor hours to complete each contract. Revenue recognized in a period for a contract is the pro rata portion of the contract value based upon the labor hours incurred to the total labor hours estimated to complete the contract plus pass-through costs incurred during the period. We define pass-through costs as material, freight, equipment rental, and sub-contractor services that are included in the direct costs of revenue associated with projects. Consequently, pass-through costs are included in revenue but have no impact on the gross profit realized for that particular period. Our pass-through costs as a percentage of revenue for each period presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pass-through costs as a percentage of revenues	48.4%	33.8%	45.3%	35.0%

Contracts in progress at September 30, 2017, were $42.8 million with $31.7 million relating to two major customers. Advance billings on contracts at September 30, 2017, was $4.4 million and included advances of $3.2 million from two major customers. Accrued contract losses were $2.0 million and $387,000 as of September 30, 2017 and December 31, 2016 , respectively. Our accrued contract losses as of September 30, 2017, are a result of changes in estimates totaling $12.7 million identified during the nine months ended September 30, 2017, due to cost overruns and re-work related to two vessels we are constructing for a major customer in our Shipyards division.
Revenue and gross profit on contracts can be significantly affected by change orders and claims that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. At September 30, 2017, we included no amounts in revenue related to change orders on projects which have been approved as to scope but not price. During the nine months ended September 30, 2016, we recorded a loss of $488,000 for a single customer related to revenue on change orders recognized in prior periods that were not recovered.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, petrochemical and industrial facilities, marine companies and their contractors. Of our contracts receivable balance at September 30, 2017, $16.3 million, or 64.0%, was with three customers. The significant projects for these three customers consist of:

•
One large petroleum supply vessel for a customer in our Shipyards segment that was tendered for delivery on February 6, 2017 (see also Note 9 regarding this receivable as this customer has refused delivery of the vessel);

•	Offshore installation and hook-up work related to a customer within our Services division; and

•	The fabrication of four modules associated with a U.S. ethane cracker project.

As of September 30, 2017, we included an allowance for bad debt of $2.1 million in our contract receivable balance which primarily relates to a customer within our Fabrication division for the storage of an offshore drilling platform that was fully reserved in 2016 and a customer in our Shipyards division for storage and holding costs for a vessel that we completed and tendered for delivery on February 6, 2017, but was rejected by the customer alleging certain technical deficiencies. See Note 9.
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

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. The determination of fair value can require the use of significant judgment and can vary on the facts and circumstances. We have classified our assets at our South Texas facilities and our Prospect Shipyard as assets held for sale at September 30, 2017. We had no assets held for sale at December 31, 2016.

On August 25, 2017, our South Texas facilities were impacted by Hurricane Harvey, which made landfall as a category 4 hurricane. As a result, we suffered damages to our South Texas buildings and equipment. See Note 2. Based upon our initial assessment of the damages and insurance coverage, management believes that there is no basis to record a net loss at this time and that insurance proceeds will at a minimum be sufficient to reimburse us for all damages and repair costs.

During the nine months ended September 30, 2017, we recorded an impairment of $389,000 related to the assets held for sale at our Prospect shipyard. See Note 2.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted:
Numerator:
Net income (loss)	$(3,110)	$541	$(20,488)	$7,069
Less: Distributed and undistributed income (loss) (unvested restricted stock)	(14)	2	(100)	70
Net income attributable to common shareholders	$(3,096)	$539	$(20,388)	$6,999
Denominator:
Weighted-average shares (1)	14,852	14,633	14,821	14,621
Basic and diluted earnings (loss) per share - common shareholders	$(0.21)	$0.04	$(1.38)	$0.48
______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
On June 9, 2017, we entered into a $40.0 million credit agreement with Whitney Bank, as lender. The credit facility matures June 9, 2019, and may be used for issuing letters of credit and/or general corporate and working capital purposes. Interest on drawings under the credit facility may be designated, at our option, as either Base Rate (as defined in the credit facility) or LIBOR plus 2.0% per annum. Unused commitment fees on the undrawn portion of the facility are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lenders is 2.0% per annum. The credit facility is secured by substantially all of our assets (other than the assets of Gulf Marine Fabricators, L.P., the legal entity that holds our South Texas assets which are currently held for sale).

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

Concurrent with our execution of the credit facility, we terminated our prior credit facility with JPMorgan Chase Bank, N.A. At the time of the termination, there was approximately $4.6 million of letters of credit outstanding. All were reissued as new letters of credit under the credit facility and accepted by the beneficiaries.

At September 30, 2017, no amounts were outstanding under the credit facility. As of September 30, 2017, we were in compliance with all of our financial covenants.

NOTE 8 - SEGMENT DISCLOSURES

We have structured our operations with three operating divisions and a corporate non-operating division. Beginning in 2017, management reduced its allocation of corporate administrative costs and overhead expenses from its corporate, non-operating division to its operating divisions in order to individually evaluate corporate administrative costs and overhead within our Corporate division as well as to not overly burden our operating divisions with costs that do not directly relate to their operations. Accordingly, a significant portion of our corporate administrative costs and overhead expenses are retained within the results of our corporate division. In addition, we have also allocated certain personnel previously included in the operating divisions to our Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and its Corporate division each meeting the criteria of reportable segments under GAAP. Our operating divisions and Corporate division are discussed below.

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

Corporate - Our Corporate division primarily includes expenses that do not directly relate to the operations or shared services provided to our three operating divisions. Expenses for shared services, which include human resources, insurance, business development, accounting salaries, etc., are allocated to the operating divisions. Expenses that are not allocated include, but are not limited to, costs related to executive management and directors' fees, clerical and administrative salaries, costs of maintaining the corporate office and costs associated with being a publicly traded company and its overall governance.

We generally evaluate the performance of, and allocate resources to, our segments based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each segment. Corporate administrative costs and overhead are allocated to our three operating divisions for expenses that directly relate to the operations or relate to shared services as discussed above. During 2016, we allocated substantially all of our corporate administrative costs and overhead to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information concerning our segments as of and for the three and nine months ended September 30, 2017 and 2016, is as follows (in thousands):

	Three Months Ended September 30, 2017
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$18,318	$15,074	$17,651	$—	$(1,159)	$49,884
Gross profit (loss)	1,250	(3,504)	1,912	(152)	—	(494)
Operating income (loss)	472	(4,392)	1,217	(2,161)	—	(4,864)
Total assets	205,463	96,614	100,820	364,016	(463,533)	303,380
Depreciation and amortization expense	1,133	1,030	413	95	—	2,671
Capital expenditures	1,479	1,054	94	25	—	2,652

	Three Months Ended September 30, 2016
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$22,311	$23,060	$20,928	$—	$(915)	$65,384
Gross profit (loss)	601	1,945	2,918	(205)	—	5,259
Operating income (loss)	(284)	477	1,975	(1,995)	—	173
Total assets	285,320	75,779	100,781	332,617	(457,285)	337,212
Depreciation and amortization expense	4,637	1,183	443	123	—	6,386
Capital expenditures	1,228	318	565	14	—	2,125

	Nine Months Ended September 30, 2017
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$42,517	$51,798	$43,758	$—	$(4,328)	$133,745
Gross profit (loss)	216	(19,061)	2,335	(500)	—	(17,010)
Operating income (loss)	(2,216)	(22,285)	327	(6,165)	—	(30,339)
Total assets	205,463	96,614	100,820	364,016	(463,533)	303,380
Depreciation and amortization expense	5,420	3,034	1,266	421	—	10,141
Capital expenditures	2,327	1,872	199	117	—	4,515

	Nine Months Ended September 30, 2016
	Fabrication	Shipyards (1)	Services	Corporate	Eliminations	Consolidated
Revenue	$70,436	$86,553	$76,179	$—	$(2,304)	$230,864
Gross profit (loss)	4,564	9,742	11,158	(439)	—	25,025
Operating income (loss)	1,743	5,524	8,696	(5,571)	—	10,392
Total assets	285,320	75,779	100,781	332,617	(457,285)	337,212
Depreciation and amortization expense	14,081	3,507	1,342	332	—	19,262
Capital expenditures	2,539	534	1,612	730	—	5,415

____________

(1)
Revenue includes non-cash amortization of deferred revenue related to the values assigned to contracts acquired in the LEEVAC transaction of $510,000 and $1.5 million for the three months ended September 30, 2017 and 2016 and $2.4 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation and Arbitration:

During the third and fourth quarters of 2015, we recorded contract losses totaling $24.5 million related to a large deepwater project we delivered in November 2015. No amounts with respect to these disputed change orders are included on our consolidated balance sheet or recognized in revenue in our consolidated statement of operations as of and for the three and nine months ended September 30, 2017 and 2016. In the second quarter of 2016, we initiated legal action to recover our costs from these disputed change orders. We can give no assurance that our actions will be successful or that we will recover all or any portion of these contract losses from our customer.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements and stated that, while it had received limited waivers from its lenders, its debt agreements would require further negotiation and amendment. This same customer rejected delivery of the first vessel that we completed and tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter and subsequently suspended fabrication of the second vessel under contract with this customer, which is included in our arbitration proceedings. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of both vessel contracts. The customer is seeking recovery of $84.8 million representing all purchase price amounts previously paid by the customer under both contracts. On May 17, 2017, the customer filed for protection under Chapter 11 of the United States Bankruptcy Code for reorganization under a negotiated, pre-packaged plan. The customer has emerged from Chapter 11 Bankruptcy and the Bankruptcy Court has approved the customer's retention and acceptance of both contracts. As of September 30, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us for the second vessel upon completion and delivery is approximately $4.9 million. We are working with legal counsel to protect our contractual claims, and we have re-initiated arbitration proceedings in accordance with our contracts. We are in the process of discovery. The customer has recently named a new interim chief executive officer who has made contact with our management, and we are working to resolve our dispute in a constructive manner. We believe that will be able to recover remaining amounts due to us.

Customer Contract:

Included in our results of operations for the nine months ended September 30, 2017, are $12.7 million of contract losses incurred by our Shipyards division related to cost overruns and re-work identified on two newbuild vessel construction contracts from a customer. We and our customer are in discussions to pause construction of the vessels as we resolve electrical and engineering and design issues causing a significant portion of the re-work and cost overruns. Our estimates to complete these vessels contemplate this pause to resolve issues as well as the related delivery schedule. Actual costs to complete and agreed to delivery dates could be different than our estimates. Each vessel contract contains penalties from $0 to a maximum of $5.6 million per vessel for late delivery. We believe, but can provide no assurance, that we will be successful in mutually resolving these issues with our customer in accordance with our estimates. Management has not accrued for any penalties as of September 30, 2017, as we believe penalties are not deemed probable, nor are they estimable at this time.

Hurricane Harvey:

See Note 2 for a discussion of damages incurred from Hurricane Harvey at our South Texas facilities.

NOTE 10 – SUBSEQUENT EVENTS

On October 26, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable November 24, 2017, to shareholders of record on November 10, 2017.

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
Executive Summary

We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We are currently fabricating complex modules for the construction of a new petrochemical plant and two multi-purpose service vessels. We recently fabricated offshore wind turbine foundations for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM and the first SPAR fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators.

Our industry environment continues to be challenged as low oil and gas prices remain. Our customers in the global oil and gas industry continue to limit capital spending relative to the already reduced spending levels from 2015 and 2016. This has also negatively impacted the marine and offshore service industries that support offshore exploration and production which has had an adverse effect on our overall backlog levels and created challenges with respect to our ability to operate our facilities at desired utilization levels. As a result, we have experienced significant decreases in revenue. Oil and gas producers are not expected to increase drilling activity in the near term. As a result, we do not anticipate any real movement in the near term as it relates to offshore investment and related project activity as producers focus on land-based oil and gas production through newly discovered shale finds.

Accordingly, we have increased our focus on projects outside of the upstream oil and gas sector, and we have seen improved bidding opportunities through the third quarter of 2017 primarily for our Fabrication and Shipyards divisions.

•
Within our Fabrication division, we have increased our focus on future large petrochemical plant module work, alternative energy fabrication projects and other projects that are less susceptible to fluctuations in oil and gas prices and may actually benefit in the longer term from reliable, lower cost commodity prices. We are currently fabricating complex modules for the construction of a new petrochemical plant. We were recently named by SeaOne Holdings, LLC, that we have been selected as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up, also known as EPCIC/S, for its Caribbean Fuels Supply Project. This project consists of the construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. While SeaOne’s selection of our company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement, we are working to strengthen our internal project management capabilities through the hiring of additional personnel to service this potential project.  No amounts related to the SeaOne Project have been included in our backlog amounts as of September 30, 2017.

•
Opportunities for shipyard-related projects remain largely outside of the oil and gas sector including passenger cruise vessels and government contracts. Our Shipyards division has recently been awarded contracts for the construction of eight harbor tugs, one research vessel for Oregon State University with the option for two more research vessels and an ice class, z-drive tug.

•
Opportunities for our Services division are expected to remain challenging over the next several months as our customers continue to limit their spending; however, we have secured some offshore platform facility expansion work which entails the onshore fabrication of structural and production components as well as offshore installation and hook-up scopes of work. In addition to onshore plant expansions and maintenance programs.

We continue to actively compete for additional bidding opportunities and believe we will be successful in obtaining new, additional backlog awards in 2017 and 2018; however, management believes that even if we are successful in obtaining these awards there is an expected lag of several months before these awards will materialize into work at our facilities. While we have been successful in obtaining new backlog in recent months, primarily in our Shipyards and Services divisions, these backlog awards were received during a period of competitive pricing with low margins. Revenue from these awards will not be realized until later in 2018.

On June 9, 2017, we successfully negotiated a new $40.0 million credit agreement with Whitney Bank. The credit facility matures June 9, 2019 and may be used for issuing letters of credit and/or general corporate and working capital purposes. We believe the new facility will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. In connection with our entry into this facility, we terminated our prior $40.0 million credit facility with JPMorgan Chase Bank, N.A.

We continue to respond to decreases in project activity by reducing our own discretionary spending. Since the beginning of 2016, we have implemented wage adjustments along with employee benefit and overall cost reductions within all of our divisions. We have reduced the level of our workforce based on booked work in all of our facilities and will continue to do so, as necessary. We have reduced our capital expenditures and continue to evaluate opportunities to rationalize assets that are either underutilized, under-performing or not expected to provide sufficient long-term value which include our South Texas assets as further discussed below.

South Texas Assets - On February 23, 2017, our Board of Directors approved management's recommendation to market our South Texas facilities located in Aransas Pass and Ingleside, Texas, for sale. Our Texas South Yard in Ingleside, Texas, is located on the northwest corner of the intersection of the U.S. Intracoastal Waterway and the Corpus Christi Ship Channel. The 45-foot deep Corpus Christi Ship Channel provides direct and unrestricted access to the Gulf of Mexico. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. These facilities are currently underutilized and represent excess capacity within our Fabrication division. Our net book value of these assets was $104.5 million at September 30, 2017. We continue to wind down all fabrication activities at these locations and have re-allocated remaining backlog and workforce to our Houma Fabrication Yard as necessary. As a result of the decision to market our South Texas facilities for sale and the underutilization currently being experienced, we expect to incur costs associated with maintaining the facility that will not be recoverable until such time as we are able to consummate one or more sales of these assets. These costs include insurance, general maintenance of the property in its current state, property taxes and retained employees which will be expensed as incurred. We have executed a letter of interest with a proposed buyer for the sale of our South Yard in Ingleside, Texas. While this letter of interest is non-binding, the proposed buyers will be conducting several surveys on the property during the next few months as part of their due diligence. We do not expect the sale of these assets to impact our ability to service our deepwater customers or operate our Fabrication division.

In the event of one or more sales of our South Texas assets, we expect to use all or a portion of the sales proceeds to invest in our operating liquidity in order to facilitate anticipated future projects, selected capital improvements to enhance and/or expand our existing facilities.

On August 25, 2017, our South Texas facilities were impacted by Hurricane Harvey, which made landfall as a category 4 hurricane. As a result, we suffered damages to our South Texas buildings and equipment. Through September 30, 2017, we have incurred approximately $265,000 in clean-up and repair related costs, and we expect to incur additional future repair costs in excess of our deductible which management believes are probable of being recovered through insurance proceeds. We maintain coverage on these assets up to a maximum of $25.0 million, subject to a 3.0% deductible with a minimum deductible of $500,000. We are working diligently with our insurance agents and adjusters to finalize our estimate of the damage; however, it may be several months, or even longer, before we can finalize our assessment and receive final payment from our insurance underwriters. Our insurance underwriters have made an initial payment of $3.0 million, and we have recorded a liability for future repairs of $2.7 million which is included in accrued expenses and other liabilities on our balance sheet at September 30, 2017. Based upon our initial assessment of the damages and insurance coverage, management believes that there is no basis to record a net loss at this time and that insurance proceeds will at a minimum be sufficient to reimburse us for all damages and repair costs. Our final assessment of the damages incurred to our South Texas assets as well as the amount of insurance proceeds we will receive could be more or less than this amount when the claim is ultimately settled and such differences could be material.

Prospect Shipyard Assets - We lease a 35-acre complex 26 miles from the Gulf of Mexico in Houma, Louisiana. We have entered into an agreement to terminate the lease no later than December 31, 2017, with the owner of the property to facilitate an orderly disposal of assets at the facility. Our remaining lease payments are not material. We have classified the machinery and equipment remaining at this shipyard as assets held for sale at February 6, 2017. Our net book value of property, plant and equipment for these assets was $2.5 million at September 30, 2017. We measure and record assets held for sale at the lower of their carrying amount or fair value less cost to sell. We recorded an impairment of $389,000 during the nine months ended September 30, 2017. Additionally, we sold two drydocks from our Prospect Shipyard for proceeds of $2.0 million and recorded a loss on sale of $259,000 during the nine months ended September 30, 2017. We do not expect the sale of these assets to impact our ability to service our

Shipyards customers. The future anticipated costs expected to be incurred prior to the termination of this lease are not significant to our consolidated financial statements.

Our balance sheet position at September 30, 2017, remains stable with $17.8 million in cash, no debt and working capital of $164.0 million which includes $107.0 million in assets held for sale, primarily related to our South Texas assets. We continue to monitor and maintain a conservative capital structure as we navigate through the current oil and gas industry downturn and as we further transition our focus on securing future work outside of the offshore upstream oil and gas sector.

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
Our backlog at September 30, 2017, and December 31, 2016, consisted of the following (in thousands, except for percentages):

	September 30, 2017		December 31, 2016
Division	$'s	Labor hours	$'s	Labor hours
Fabrication	$29,554	254	$65,444	707
Shipyards	200,909	1,045	59,771	457
Services	21,918	265	7,757	101
Intersegment eliminations	(649)	—	—	—
Total backlog (1)	$251,732	1,564	$132,972	1,265

	Number	Percentage	Number	Percentage
Major customers (2)	five	82.7%	two	80.5%

Backlog is expected to be recognized in revenue during:	$'s	Percentage
2017 (3)	$40,352	16.0%
2018 (3)	139,529	55.4%
2019 (3)	63,451	25.2%
2020 (3)	8,400	3.4%
	$251,732	100.0%

___________

(1)
We exclude suspended projects from contract backlog when they are expected to be suspended more than 12 months because resumption of work and timing of revenue recognition for these projects are difficult to predict.

(2)	At September 30, 2017, projects for our five largest customers in terms of revenue backlog consisted of:

(i)	Two large multi-purpose service vessels for one customer within our Shipyards division, which commenced in the first quarter of 2014 and will be completed during 2018;

(ii)	Newbuild construction of four harbor tugs for one customer within our Shipyards division;

(iii)	Newbuild construction of four harbor tugs for one additional customer within our Shipyards division;

(iv)	The fabrication of four modules associated with a U.S. ethane cracker project within our Fabrication division; and

(v)	Newbuild construction of an offshore research vessel within our Shipyards division.

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
As of September 30, 2017, we had 989 employees compared to 1,178 employees as of December 31, 2016. Labor hours worked were 1.5 million during the nine months ended September 30, 2017, compared to 2.3 million for the nine months ended September 30, 2016. The overall decrease in labor hours worked for the nine months ended September 30, 2017, was due to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions.
Results of Operations
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016 (in thousands, except for percentages):
Consolidated

	Three Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$49,884	$65,384	$(15,500)	(23.7)%
Cost of revenue	50,378	60,125	(9,747)	(16.2)%
Gross profit (loss)	(494)	5,259	(5,753)	(109.4)%
Gross profit (loss) percentage	(1.0)%	8.0%
General and administrative expenses	4,370	5,086	(716)	(14.1)%
Operating income (loss)	(4,864)	173	(5,037)	(2,911.6)%
Other income (expense):
Interest expense	(45)	(110)	65
Interest income	—	12	(12)
Other income (expense), net	38	599	(561)
Total other income (expense)	(7)	501	(508)	101.4%
Net income (loss) before income taxes	(4,871)	674	(5,545)	(822.7)%
Income tax expense (benefit)	(1,761)	133	(1,894)	(1,424.1)%
Net income (loss)	$(3,110)	$541	$(3,651)	(674.9)%

Revenue - Our revenue for the three months ended September 30, 2017 and 2016, was $49.9 million and $65.4 million, respectively, representing a decrease of 23.7%. The decrease is primarily attributable to an overall decrease in work experienced in our facilities primarily as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions. Pass-through costs as a percentage of revenue were 48.4% and 33.8% for the three months ended September 30, 2017 and 2016, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss) - Our gross loss for the three months ended September 30, 2017, was $494,000 compared to a gross profit of $5.3 million for the three months ended September 30, 2016. The decrease was primarily due to $2.1 million of contract losses incurred by our Shipyards division related to cost overruns and re-work identified on two newbuild vessel construction contracts, decreased revenue as discussed above, holding costs related to our South Texas assets of $1.1 million and lower margins on current work due to competitive pressures. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and Prospect shipyard, no depreciation being recorded for our South Texas assets and Prospect shipyard for the three months ended September 30, 2017 (as these assets are classified as assets held for sale) and continued cost minimization efforts implemented by management for the period.

General and administrative expenses - Our general and administrative expenses were $4.4 million for the three months ended September 30, 2017, compared to $5.1 million for the three months ended September 30, 2016. The decrease in general and administrative expenses for the three months ended September 30, 2017, was primarily attributable to lower bonuses accrued during 2017, employee reductions and continued cost minimization efforts implemented by management for the period.

Other income (expense), net - Other income was $38,000 for the three months ended September 30, 2017, as compared to other income of $599,000 for three months ended September 30, 2016. Other income for the three months ended September 30, 2017 relates to insurance proceeds received from damage to a corporate automobile that was fully depreciated. Other income for for three months ended September 30, 2016 primarily relates to gains on sales of assets from our Fabrication division.

Income tax expense (benefit) - Our effective income tax rate for the three months ended September 30, 2017, was 36.2%, compared to an effective tax rate of 19.7% for the comparable period during 2016. The increase in the effective tax rate is the result of changes to estimates of our year-end tax provision during for the three months ended September 30, 2016.

Operating Segments

As discussed in Note 8 of the Notes to Consolidated Financial Statements, management reduced its allocation of corporate administrative costs and overhead expenses to its operating divisions during the three and nine months ended September 30, 2017, such that a significant portion of its corporate expenses are retained in its non-operating Corporate division. In addition, it has also allocated certain personnel previously included in the operating divisions to within the Corporate division. In doing so, management believes that it has created a fourth reportable segment with each of its three operating divisions and its Corporate division each meeting the criteria of reportable segments under GAAP. During the three and nine months ended September 30, 2016, we allocated substantially all of our corporate administrative costs and overhead expenses to our three operating divisions. We have recast our 2016 segment data below in order to conform to the current period presentation. Our results of our three operating divisions and Corporate division for the three months ended September 30, 2017 and 2016, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$18,318	$22,311	$(3,993)	(17.9)%
Gross profit (loss)	1,250	601	649	108.0%
Gross profit (loss) percentage	6.8%	2.7%		4.1%
General and administrative expenses	778	885	(107)	(12.1)%
Operating income (loss)	472	(284)

Revenue - Revenue from our Fabrication division decreased $4.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects.

Gross profit (loss) - Gross profit from our Fabrication division for the three months ended September 30, 2017, was $1.3 million compared to a gross profit of $601,000 for the three months ended September 30, 2016. The increase in gross profit was due to

•	Gains on scrap sales of approximately $701,000 at our South Texas facility,

•	Decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards,

•	No depreciation being recorded for our South Texas assets for the three months ended September 30, 2017, as these assets are classified as assets held for sale; and

•	Continued cost minimization efforts implemented by management for the period.

This was partially offset by approximately $1.1 million of holding costs for our South Texas assets.

General and administrative expenses - General and administrative expenses for our Fabrication division decreased $107,000 for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease is primarily due to decreases in costs resulting from lower bonuses accrued during 2017 as a result of our consolidated operating loss, reductions in workforce at our South Texas fabrication yards and continued cost minimization efforts implemented by management for the period.

Shipyards	Three Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue (1)	$15,074	$23,060	$(7,986)	(34.6)%
Gross profit (loss) (1)	(3,504)	1,945	(5,449)	(280.2)%
Gross profit (loss) percentage	(23.2)%	8.4%		(31.6)%
General and administrative expenses	888	1,468	(580)	(39.5)%
Operating income (loss) (1)	(4,392)	477
___________

(1)
Revenue for the three months ended September 30, 2017, and 2016, includes $510,000 and $1.5 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyards division decreased $8.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to the corresponding reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry due to depressed oil and gas prices as well as the completion of a vessel that we tendered for delivery on February 6, 2017, and was rejected by the customer alleging certain technical deficiencies. We subsequently suspended of work on the second vessel under contract with this customer. See also Note 9 of the Notes to the Consolidated Financial Statements.

Gross profit (loss) - Gross loss from our Shipyards division was $3.5 million for the three months ended September 30, 2017, compared to a gross profit of $1.9 million for the three months ended September 30, 2016. The decrease was due to:

•	$2.1 million in contract losses related to cost overruns and re-work that has been identified on two newbuild vessel construction contracts within our Shipyards division; and

•	Holding and closing costs related to our Prospect shipyard as we wind down operations at this facility.

General and administrative expenses - General and administrative expenses for our Shipyards division decreased $580,000 for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to reductions of administrative personnel related to consolidation of personnel duties from the LEEVAC transaction. Additionally, our Shipyards division incurred lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated operating loss and cost minimization efforts implemented by management for the period during the first part of 2016.

Services	Three Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$17,651	$20,928	$(3,277)	(15.7)%
Gross profit (loss)	1,912	2,918	(1,006)	(34.5)%
Gross profit (loss) percentage	10.8%	13.9%		(3.1)%
General and administrative expenses	695	943	(248)	(26.3)%
Operating income (loss)	1,217	1,975

Revenue - Revenue from our Services division decreased $3.3 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to an overall decrease in work experienced as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit from our Services division decreased $1.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to decreased revenue discussed above and lower margins on new work performed during 2017.

General and administrative expenses - General and administrative expenses for our Services division decreased $248,000 for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated operating loss.

Corporate	Three Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$—	$—	$—	—%
Gross profit (loss)	(152)	(205)	53	25.9%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	2,009	1,790	219	12.2%
Operating income (loss)	(2,161)	(1,995)

General and administrative expenses - General and administrative expenses for our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above as well as expenses incurred for advisors to assist in a strategic financial analysis project in anticipation of the proceeds to be received from the sale of our South Texas assets. Additionally, we have incurred increased legal fees as we pursue collection of claims against two customers. See also Note 9 of the Notes to the Consolidated Financial Statements. This has been partially offset by lower bonuses accrued during the quarter due to our consolidated operating loss.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016 (in thousands, except for percentages):
Consolidated

	Nine Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$133,745	$230,864	$(97,119)	(42.1)%
Cost of revenue	150,755	205,839	(55,084)	(26.8)%
Gross profit (loss)	(17,010)	25,025	(42,035)	(168.0)%
Gross profit (loss) percentage	(12.7)%	10.8%
General and administrative expenses	12,940	14,633	(1,693)	(11.6)%
Asset impairment	389	—	389	100.0%
Operating income (loss)	(30,339)	10,392	(40,731)	(391.9)%
Other income (expense):
Interest expense	(262)	(248)	(14)
Interest income	12	20	(8)
Other income (expense), net	(221)	1,039	(1,260)
Total other income (expense)	(471)	811	(1,282)	(158.1)%
Net income (loss) before income taxes	(30,810)	11,203	(42,013)	(375.0)%
Income tax expense (benefit)	(10,322)	4,134	(14,456)	(349.7)%
Net income (loss)	$(20,488)	$7,069	$(27,557)	(389.8)%

Revenue - Our revenue for the nine months ended September 30, 2017 and 2016, was $133.7 million and $230.9 million, respectively, representing a decrease of 42.1%. The decrease is primarily attributable to an overall decrease in work experienced in our facilities as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions as well as the completion of a vessel within our Shipyards division that we tendered for delivery on February 6, 2017, and was rejected by the customer alleging certain technical deficiencies. We subsequently suspended of work on the second vessel under contract with this customer. See also Note 9 of the Notes to the Consolidated Financial Statements. Pass-

through costs as a percentage of revenue were 45.3% and 35.0% for the nine months ended September 30, 2017 and 2016, respectively. Pass-through costs, as described in Note 3 of the Notes to Consolidated Financial Statements, are included in revenue but have no impact on the gross profit recognized on a project for a particular period.

Gross profit (loss) - Our gross loss for the nine months ended September 30, 2017, was $17.0 million compared to a gross profit of $25.0 million for the nine months ended September 30, 2016. The decrease was primarily due to $12.7 million of losses incurred by our Shipyards division related to cost overruns and re-work identified on two newbuild vessel construction contracts, decreased revenue as discussed above, holding costs related to our South Texas assets of $3.6 million and lower margins on current work. This was partially offset by decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and Prospect shipyard, suspended depreciation for our South Texas assets and Prospect shipyard during the nine months ended September 30, 2017, as these assets are classified as assets held for sale and additional cost minimization efforts implemented by management for the period.

General and administrative expenses - Our general and administrative expenses were $12.9 million for the nine months ended September 30, 2017, compared to $14.6 million for the nine months ended September 30, 2016. The decrease in general and administrative expenses for the nine months ended September 30, 2017, is primarily due to decreases in costs resulting from reductions in workforce at our South Texas fabrication yards, lower bonuses accrued during 2017 as a result of our consolidated operating loss and continued cost minimization efforts implemented by management for the period.

Asset Impairment - During the nine months ended September 30, 2017, we recorded an impairment of $389,000 related to our assets held for sale at our Prospect Shipyard. See also Note 2 of the Notes to Consolidated Financial Statements.

Other income (expense), net - Other expense was $221,000 for the nine months ended September 30, 2017, compared to other income of $1.0 million for the nine months ended September 30, 2016. Other expense for the period was primarily due to losses on sales of two drydocks from our Shipyards division. Other income for the prior period was primarily due to gains on sales of assets from our Fabrication division recorded during 2016.

Income tax expense (benefit) - Our effective income tax rate for the nine months ended September 30, 2017, was 33.5%, compared to an effective tax rate of 36.9% for the comparable period during 2016. The decrease in the effective tax rate is the result of limitations on the deductibility of executive compensation.

Operating Segments

As discussed above and in Note 8 of the Notes to Consolidated Financial Statements, management reduced its allocation of corporate administrative costs and overhead expenses to its operating divisions during the three and nine months ended September 30, 2017. We have recast our 2016 segment data below in order to conform to the current period presentation. Our results of our three operating divisions and Corporate division for the nine months ended September 30, 2017 and 2016, are presented below (in thousands, except for percentages).

Fabrication	Nine Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$42,517	$70,436	$(27,919)	(39.6)%
Gross profit (loss)	216	4,564	(4,348)	(95.3)%
Gross profit (loss) percentage	0.5%	6.5%		(6.0)%
General and administrative expenses	2,432	2,821	(389)	(13.8)%
Operating income (loss)	(2,216)	1,743

Revenue - Revenue from our Fabrication division decreased $27.9 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease is attributable to an overall decrease in work experienced in our fabrication yards as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. As discussed above, management has classified our South Texas assets as assets held for sale in response to the underutilization of our Fabrication assets. As of September 30, 2017, all of our projects at our South Texas fabrication yards have been completed or transferred to our Houma fabrication yard.

Gross profit (loss) - Gross profit from our Fabrication division for the nine months ended September 30, 2017, was $216,000 compared to a gross profit of $4.6 million for the nine months ended September 30, 2016. The decrease was due to lower revenue from decreased fabrication work as discussed above and approximately $3.6 million of holding costs for our South Texas assets as we market them for sale. This was partially offset by decreases in costs resulting from reductions in workforce, gains on scrap sales as we wrapped up and completed projects at our South Texas fabrication yards, reduced depreciation being recorded for our South Texas assets for the nine months ended September 30, 2017, as these assets are classified as assets held for sale on February 23, 2017, and additional cost minimization efforts implemented by management for the period.

General and administrative expenses - General and administrative expenses for our Fabrication division decreased $389,000 for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease is primarily due to decreases in costs resulting from reductions in workforce as we wrapped up and completed projects at our South Texas fabrication yards and lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated operating loss. This was partially offset by expenses incurred to market our South Texas assets for sale and payment of termination benefits during the first quarter of 2017 as we reduced its workforce and completed those operations.

Shipyards	Nine Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue (1)	$51,798	$86,553	$(34,755)	(40.2)%
Gross profit (loss) (1)	(19,061)	9,742	(28,803)	(295.7)%
Gross profit (loss) percentage	(36.8)%	11.3%		(48.1)%
General and administrative expenses	2,835	4,218	(1,383)	(32.8)%
Asset impairment	389	—	389	100.0%
Operating income (loss) (1)	(22,285)	5,524
___________

(1)
Revenue for the nine months ended September 30, 2017, and 2016, includes $2.4 million and $4.1 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyards division decreased $34.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to the corresponding reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry due to depressed oil and gas prices as well as the completion of a vessel that we tendered for delivery on February 6, 2017, and was rejected by the customer alleging certain technical deficiencies. We subsequently suspended of work on the second vessel under contract with this customer. See also Note 9 of the Notes to the Consolidated Financial Statements.

Gross profit (loss) - Gross loss from our Shipyards division was $19.1 million for the nine months ended September 30, 2017, compared to a gross profit of $9.7 million for the nine months ended September 30, 2016. The decrease was due to:

•	$12.7 million in contract losses related to cost overruns and re-work that has been identified on two newbuild vessel construction contracts within our Shipyards division;

•	Holding and closing costs related to our Prospect shipyard as we wind down operations at this facility;

•
Holding costs related to a completed vessel that was delivered on February 6, 2017; however, was refused by our customer alleging certain technical deficiencies (see also Note 9 of the Notes to Consolidated Financial Statements); and

•	Overall decreases in work under other various contracts.

General and administrative expenses - General and administrative expenses for our Shipyards division decreased $1.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to reductions of administrative personnel related to consolidation of personnel duties from the LEEVAC transaction. Additionally, our Shipyards division incurred lower bonuses accrued during 2017 as a result of our consolidated operating loss and cost minimization efforts implemented by management for the period.

Asset Impairment - During nine months ended September 30, 2017, we recorded an impairment of $389,000 related to our assets held for sale at our Prospect shipyard. See also Note 2 of the Notes to Consolidated Financial Statements.

Services	Nine Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$43,758	$76,179	$(32,421)	(42.6)%
Gross profit (loss)	2,335	11,158	(8,823)	(79.1)%
Gross profit (loss) percentage	5.3%	14.6%		(9.3)%
General and administrative expenses	2,008	2,462	(454)	(18.4)%
Operating income (loss)	327	8,696

Revenue - Revenue from our Services division decreased $32.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to an overall decrease in work experienced as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit from our Services division decreased $8.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to decreased revenue discussed above and lower margins on new work performed during 2017.

General and administrative expenses - General and administrative expenses for our Services division decreased $0.5 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated operating loss.

Corporate	Nine Months Ended September 30,		Increase or (Decrease)
	2017	2016	Amount	Percent
Revenue	$—	$—	$—	—%
Gross profit (loss)	(500)	(439)	(61)	(13.9)%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	5,665	5,132	533	10.4%
Operating income (loss)	(6,165)	(5,571)	(594)

Gross profit (loss) - Gross loss from our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above.
General and administrative expenses - General and administrative expenses for our Corporate division increased primarily due to a restructuring of our corporate division with additional personnel allocated to our corporate division during 2017 as discussed above as well as expenses incurred for advisors to assist in a strategic financial analysis project in anticipation of the proceeds to be received from the sale of our South Texas assets. Additionally, we have incurred increased legal fees as we pursue collection of claims against two customers. See also Note 9 of the Notes to the Consolidated Financial Statements. This has been partially offset by lower bonuses accrued during 2017 as a result of a combination of a smaller workforce and our consolidated operating loss.
Liquidity and Capital Resources
Historically, we have funded our business activities through cash generated from operations. At September 30, 2017, we had no amounts outstanding under our credit facility, $4.6 million in outstanding letters of credit, and cash and cash equivalents totaling $17.8 million compared to $51.2 million at December 31, 2016. Working capital was $164.0 million and our ratio of current assets to current liabilities was 4.59 to 1 at September 30, 2017, compared to $78.0 million and 3.21 to 1, respectively, at December 31, 2016. Working capital at September 30, 2017, includes $107.0 million related to assets held for sale, primarily related to our South Texas facilities. Our primary use of cash during the nine months ended September 30, 2017, is referenced in the Cash Flow Activities section below.
At September 30, 2017, our contracts receivable balance was $25.5 million of which we have subsequently collected $8.3 million through October 31, 2017.
On June 9, 2017, we entered into a $40.0 million credit agreement with Whitney Bank, as lender. The credit facility matures June 9, 2019 and may be used for issuing letters of credit and/or general corporate and working capital purposes. We believe that the new facility will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations.

Interest on drawings under the credit facility may be designated, at our option, as either Base Rate (as defined in the credit facility) or LIBOR plus 2.0% per annum. Unused commitment fees on the undrawn portion of the facility are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lenders is 2.0% per annum. The credit facility is secured by substantially all of our assets (other than the assets of Gulf Marine Fabricators, L.P., the legal entity that holds our South Texas assets which are currently held for sale).

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

Concurrent with our execution of the credit facility, we terminated our prior credit facility with JPMorgan Chase Bank, N.A. At the time of the termination, there was approximately $4.6 million of letters of credit outstanding. All were reissued as new letters of credit under the credit facility and accepted by the beneficiaries. Availability under our credit facility for future, additional letters of credit and borrowings is $35.4 million. As of September 30, 2017, we were in compliance with all of our covenants.

Our primary liquidity requirements are for the costs associated with fabrication projects, capital expenditures and payment of dividends to our shareholders. We do not anticipate significant capital expenditures for the remainder of 2017.

On October 21, 2016, a customer of our Shipyards division announced it was in noncompliance with certain financial covenants included in the customer’s debt agreements and stated that, while it had received limited waivers from its lenders, its debt agreements would require further negotiation and amendment. This same customer rejected delivery of the first vessel that we completed and tendered for delivery on February 6, 2017, alleging certain technical deficiencies exist with respect to the vessel. On March 10, 2017, we gave notice for arbitration with our customer in an effort to resolve this matter and subsequently suspended fabrication of the second vessel under contract with this customer, which is included in our arbitration proceedings. We disagree with our customer concerning these alleged technical deficiencies and have put the customer in default under the terms of both vessel contracts. The customer is seeking recovery of $84.8 million representing all purchase price amounts previously paid by the customer under both contracts. On May 17, 2017, the customer filed for protection under Chapter 11 of the United States Bankruptcy Code for reorganization under a negotiated, pre-packaged plan. The customer has emerged from Chapter 11 Bankruptcy and the Bankruptcy Court has approved the customer's retention and acceptance of both contracts. As of September 30, 2017, approximately $4.6 million remained due and outstanding from our customer for the first vessel. The balance due to us for the second vessel upon completion and delivery is approximately $4.9 million. We are working with legal counsel to protect our contractual claims, and we have re-initiated arbitration proceedings in accordance with our contracts. We are in the process of discovery. The customer has recently named a new interim chief executive officer who has made contact with our management, and we are working to resolve our dispute in a constructive manner. We believe that will be able to recover remaining amounts due to us.

On August 25, 2017, our South Texas facilities were impacted by Hurricane Harvey, which made landfall as a category 4 hurricane. As a result, we suffered damages to our South Texas buildings and equipment. Through September 30, 2017, we have incurred approximately $265,000 in clean-up and repair related costs and we expect to incur additional future repair costs in excess of our deductible which management believes are probable of being recovered through insurance proceeds. We maintain coverage on these assets up to a maximum of $25.0 million, subject to a 3.0% deductible with a minimum deductible of $500,000. We are working diligently with our insurance agents and adjusters to finalize our estimate of the damage; however, it may be several months, or even longer, before we can finalize our assessment and receive final payment from our insurance underwriters. Our insurance underwriters have made an initial payment of $3.0 million, and we have recorded a liability for future repairs of $2.7 million which is included in accrued expenses and other liabilities on our balance sheet at September 30, 2017. Based upon our initial assessment of the damages and insurance coverage, management believes that there is no basis to record a net loss at this time and that insurance proceeds will at a minimum be sufficient to reimburse us for all damages and repair costs. Our final assessment of the loss incurred to our South Texas assets as well as the amount of insurance proceeds we will receive could be more or less than this amount when the claim is ultimately settled and such differences could be material.

In event of one or more sales of our South Texas assets, we expect to use all or a portion of the sales proceeds to invest in our operating liquidity in order to facilitate anticipated future projects, selected capital improvements to enhance and/or expand our existing facilities, mergers and acquisitions to expand our product and service capabilities. We are continuing this effort to identify and analyze specific investment opportunities we believe will enhance the long-term value of the Company that are consistent with our strategy.

On October 26, 2017, our Board of Directors declared a dividend of $0.01 per share on our shares of common stock outstanding, payable November 24, 2017, to shareholders of record on November 10, 2017.

We believe our cash and cash equivalents generated by our future operating activities, proceeds to be received from insurance underwriters, availability under our line of credit and proceeds to be received from future assets sales will be sufficient to fund our capital expenditures and meet our working capital needs for next twelve months to continue to operate, satisfy our contractual operations and pay dividends to our shareholders.

Cash Flow Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $29.6 million, compared to net cash provided by operating activities of $19.4 million for the nine months ended September 30, 2016. The use of cash in operations during the period was primarily due to the following:

•	Operating losses for the nine months ended September 30, 2017, in excess of non-cash depreciation, amortization, impairment and stock compensation expense of approximately $19.6 million,

•	Payment of year-end bonuses related to 2016,

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

•
The suspension of two vessel projects following our customer’s refusal to accept delivery of the first vessel in February 2017, and our inability to collect $9.5 million in scheduled payments under these contracts. See also Note 9 of the Notes to the Consolidated Financial Statements; and

•
Build-up of costs for contracts in progress related to a customer in our Shipyards division with significant milestone payments occurring in the later stages of the projects which are expected to occur later in 2017 through the first half of 2018.

Net cash used in investing activities for the nine months ended September 30, 2017, was $2.4 million, compared to cash provided by investing activities of $2.0 million for the nine months ended September 30, 2016. The change in cash provided by investing activities is primarily due to cash received from the sale of three cranes at our Texas facility for $5.8 million and $1.6 million of cash acquired in the LEEVAC transaction during 2016 partially offset by decreases in capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2017 and 2016, was $1.4 million and $603,000, respectively. The increase in cash used in financing activities is due to the cash payments made to taxing authorities on behalf of employees for their vesting of common stock. During the nine months ended September 30, 2017 we received $2.0 million from borrowings under our new line of credit which were immediately repaid.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended September 30, 2017. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
There have been no changes during the fiscal quarter ended September 30, 2017, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 4, 2016.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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
David S. Schorlemer
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date: October 31, 2017

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 4, 2016.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows and
(v) Notes to Consolidated Financial Statements.