Form 10-Q
period 2018-03-31
GULF ISLAND FABRICATION INC
filed 2018-05-04
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 4, 2018, was 15,043,068.

GULF ISLAND FABRICATION, INC.
I N D E X

GLOSSARY OF TERMS

As used in this Report for the quarter ended March 31, 2018, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2017 Annual Report:	Our annual report for the year ended December 31, 2017, on Form 10-K as filed with the SEC on March 9, 2018.

ASC:	FASB Accounting Standards Codification.

ASU:	Accounting Standards Update.

Company:	Gulf Island Fabrication, Inc. and its consolidated subsidiaries.

Credit Agreement:	The Company's $40.0 million revolving credit facility with a third party financial institution maturing June 9, 2019, as amended.

deck:
The component of a platform on which development drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include support personnel hours such as maintenance, warehousing and drafting.

EPC:	Engineering, procurement and construction phases of a complex project; EPC typically refers to a contract that requires the project management and coordination of these significant activities.

Exchange Act:	U.S. Securities Exchange Act of 1934, as amended.

FASB:	Financial Accounting Standards Board.

FPSO:	Floating Production Storage and Offloading vessel. A floating vessel used by the offshore oil and gas industry for the production and processing of hydrocarbons, and for the storage of oil.

GAAP:	Generally accepted accounting principles in the U.S.

GOM:	Gulf of Mexico.

inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

jacket:
A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

LIBOR:	London Inter-bank Offered Rate.

MinDOC:
Minimum Deepwater Operating Concept. A floating production platform designed for stability and dynamic response to waves consisting of three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections.

modules:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control systems.

MPSV:	Multi-Purpose Service Vessel.

NOL(s):	Net operating loss(es).

offshore:	In unprotected waters outside coastlines.

OSV:	Offshore Support Vessel.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SeaOne:	SeaOne Caribbean, LLC.

SeaOne Project:
The engineering, procurement, construction, installation, commissioning and start-up for SeaOne's Compressed Gas Liquids Caribbean Fuels Supply Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America.

SEC:	U.S. Securities and Exchange Commission.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties:
Collectively, our Texas North Yard and Texas South Yard properties and equipment located in Aransas Pass and Ingleside, Texas, respectively. These properties, improvements and related machinery and equipment are held for sale.

SPAR:
Single Point Anchor Reservoir. A floating vessel with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

subsea templates:	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial support related to construction contracts.

T&M:	Work performed and billed to the customer generally at contracted time and materials rates which can include a mark-up.

Texas North Yard:
Our Texas North Yard represents our fabrication yard located in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This facility is situated on approximately 196 acres. This facility, its improvements and its related machinery and equipment are held for sale.

Texas South Yard:
Our Texas South Yard represents our fabrication yard located in Ingleside, Texas and located on the northwest corner of the Corpus Christi Ship Channel at the intersection of the Corpus Christi Ship Channel and the U.S. Intracoastal Waterway. It consists of approximately 212 acres. This facility, its improvements and its related machinery and equipment was sold on April 20, 2018.

this Report	This quarterly report filed on Form 10-Q for the quarterly period ended March 31, 2018.

TLP:
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,492	$8,983
Contracts receivable and retainage, net	27,359	28,466
Contracts in progress	37,509	28,373
Prepaid expenses and other assets	3,311	3,833
Inventory	5,053	4,933
Assets held for sale	98,386	104,576
Total current assets	178,110	179,164
Property, plant and equipment, net	86,006	88,899
Other assets	5,006	2,777
Total assets	$269,122	$270,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,869	$18,375
Advance billings on contracts	4,301	5,136
Deferred revenue, current	2,312	4,676
Accrued contract losses	6,320	7,618
Accrued expenses and other liabilities	9,006	12,741
Income tax payable	232	119
Total current liabilities	41,040	48,665
Deferred revenue, noncurrent	1,674	769
Outstanding borrowings under our Credit Agreement	10,000	—
Other liabilities	2,322	1,913
Total liabilities	55,036	51,347
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 15,043,068 issued and outstanding at March 31, 2018, and 14,910,498 at December 31, 2017, respectively	10,813	10,823
Additional paid-in capital	100,355	100,456
Retained earnings	102,918	108,214
Total shareholders’ equity	214,086	219,493
Total liabilities and shareholders’ equity	$269,122	$270,840
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$57,290	$37,993
Cost of revenue	56,611	42,890
Gross profit (loss)	679	(4,897)
General and administrative expenses	4,709	3,930
Asset impairment	750	389
Operating income (loss)	(4,780)	(9,216)
Other income (expense):
Interest expense	(469)	(59)
Other income (expense), net	12	9
Total other income (expense)	(457)	(50)
Net loss before income taxes	(5,237)	(9,266)
Income tax expense (benefit)	59	(2,812)
Net loss	$(5,296)	$(6,454)
Per share data:
Basic and diluted loss per share - common shareholders	$(0.35)	$(0.44)
Cash dividend declared per common share	$—	$0.01
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2018	14,910,498	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(5,296)	(5,296)
Vesting of restricted stock	132,570	(79)	(708)	—	(787)
Compensation expense - restricted stock	—	69	607	—	676
Balance at March 31, 2018	15,043,068	$10,813	$100,355	$102,918	$214,086
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2018	2017
Cash flows from operating activities:
Net loss	$(5,296)	$(6,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8	—
Depreciation and amortization	2,749	4,700
Amortization of deferred revenue	(390)	(1,552)
Asset impairment, net of insurance recovery	750	389
Gain on sale of assets	(12)	—
Deferred income taxes	—	(3,035)
Compensation expense - restricted stock	676	459
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(1,494)	(892)
Contracts in progress	(9,136)	(3,551)
Prepaid expenses, inventory, and other current assets	542	1,046
Accounts payable	494	(520)
Advance billings on contracts	(835)	785
Deferred revenue	(1,068)	(4,162)
Deferred compensation	409	196
Accrued expenses and other liabilities	(490)	(2,498)
Accrued contract losses	(1,298)	(235)
Current income taxes and other	295	240
Net cash used in operating activities	(14,096)	(15,084)
Cash flows from investing activities:
Capital expenditures	(71)	(391)
Proceeds from the sale of equipment	309	—
Proceeds from insurance recoveries	2,165	—
Net cash provided by (used in) investing activities	2,403	(391)
Cash flows from financing activities:
Tax payments made on behalf of employees from withheld, vested shares of common stock	(787)	(880)
Payment of financing cost	(11)	—
Payments of dividends on common stock	—	(149)
Proceeds received from borrowings under our Credit Agreement	15,000	—
Repayment of borrowings under our Credit Agreement	(5,000)	—
Net cash provided by (used in) financing activities	9,202	(1,029)
Net change in cash and cash equivalents	(2,491)	(16,504)
Cash and cash equivalents at beginning of period	8,983	51,167
Cash and cash equivalents at end of period	$6,492	$34,663

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities for EPC projects. We recently completed the fabrication of complex modules for the construction of a new petrochemical plant, and we are completing newbuild construction of a technologically-advanced OSV with scheduled delivery in the second quarter of 2018. We fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the GOM, one of the deepest production jackets in the GOM and the first SPAR hull fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. We operate and manage our business through four operating divisions: Fabrication, Shipyard, Services and our recently formed EPC Division. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. As of the date of this Report, our Texas South Yard in Ingleside, Texas, has been sold and our Texas North Yard in Aransas Pass, Texas, is marketed for sale.

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited, consolidated financial statements have been prepared in accordance with GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report.

Business Outlook

Given the ongoing challenging business environment in several of our core segments, our primary focus continues to be generating liquidity and securing meaningful backlog in the near-term and generating cash flows from operations in the longer-term. Beginning in 2015 and through the date of this Report, we have implemented a number of initiatives to strategically reposition the Company to attract new customers, participate in the buildup of petrochemical facilities, pursue offshore wind markets, enter the EPC industry and diversify our customers within our Shipyard Division. Additionally, we initiated efforts to rebuild liquidity, preserve cash and lower costs including reducing our workforce, reducing the compensation paid to our directors and the salaries of our executive officers as well as developing a plan to sell certain underutilized assets.

On April 20, 2018, we closed the sale of our Texas South Yard for a sales price of $55 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $750,000 of earnest money previously received on January 3, 2018, related to the option to purchase the Texas South Yard. We plan to use the net proceeds to rebuild our liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. See further discussion of our the sale of our Texas South Yard in Note 2. We currently believe that cash on hand coupled with proceeds received from the sale of our Texas South Yard and funds available under our Credit Agreement will enable the Company to meet its working capital needs, capital expenditure requirements, any debt service obligations and other funding requirements for at least twelve months from the date of this Report.

If industry conditions for offshore oil and gas do not improve, we are unable to sell our Texas North Yard or the sale is delayed, or we are unable to increase our backlog, we would expect to take additional measures to preserve our cash flows until such time when we are able to generate cash flows from operations.

Income Taxes

As of December 31, 2017 we had gross, federal net operating losses that are eligible for carryforward to offset future net income of $62.8 million, of which $4 million will expire on December 31, 2035. Our remaining federal net operating loss carryforwards will expire December 31, 2037. We have provided a valuation allowance to reserve for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, we had a valuation allowance of $1.4 million and $392,000, respectively offsetting our deferred tax assets.

We continue to evaluate the impact of the Tax Cuts and Jobs Act of 2017. No revisions were recorded during the three months ended March 31, 2018, and we have not made a material adjustment to the provisional tax amounts we recorded under Staff Accounting Bulletin 118 at December 31, 2017.

New Accounting Standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Topic 606 “Revenue from Contracts with Customers” which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenue from our fixed-price and unit-rate contracts is recognized under the percentage-of-completion method, computed by the significant inputs method which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Revenue from T&M contracts is recognized at the contracted rates as the work is performed, the costs are incurred and when collection is reasonably assured.

We adopted Topic 606, as required, effective January 1, 2018. Our implementation included a detailed review of our significant contracts that were not substantially complete. We concluded that Topic 606 did not impact the timing of recognition of revenue from T&M contracts which is recognized as the work is performed and the costs are incurred at the contracted rates. Our evaluation concluded revenue from our fixed-price and unit-rate contracts using the percentage-of-completion method, computed by measuring the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract is still appropriate. Adoption of Topic 606, however, did require us to include contract labor amounts and certain costs from outside services within our measure of progress of percent complete in order to comply with Topic 606. Previously, we treated certain of these costs as "pass-through costs." Our assessment of these costs for the significant contracts in place at the time of adoption concluded that adoption of Topic 606 effective January 1, 2018, was immaterial to the consolidated financial statements and no cumulative adjustment was required. To the extent our contracts in future periods have significant contract labor and outside services, the timing of recognition of revenues and costs of revenues could be materially impacted. See Note 3 for further discussion regarding the adoption of Topic 606.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to record most leases on their balance sheet but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures; however, we expect to record our lease obligations on our balance sheet.

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

NOTE 2 – ASSETS HELD FOR SALE
South Texas Properties:

We measure and record assets held for sale at the lower of their carrying amount or fair value less costs to sell. Our Texas North Yard in Aransas Pass, Texas, is located along the U.S. Intracoastal Waterway and is approximately three miles north of the Corpus Christi Ship Channel. This property represents excess capacity within our Fabrication Division.

On April 20, 2018, we closed the sale of our Texas South Yard for a sale price of $55 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing which was in addition to the $750,000 of earnest money previously received on January 3, 2018, related to the option to purchase the Texas South Yard. We plan to use the net proceeds to rebuild liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. We expect to recognize a gain of approximately $3.8 million from the sale during the second quarter of 2018; however, we do not anticipate any material cash tax liability given our NOLs. Subsequent to March 31, 2018, and in connection with the sale, our cash increased approximately $52.7 million and our assets held for sale decreased approximately $49.9 million.

As of the date of this Report, our Texas North Yard and machinery and equipment remains held for sale. We have and will continue to incur costs associated with maintaining these assets until their sale. These costs include insurance, general maintenance of the assets in their current state, property taxes and retained employees which will be expensed as incurred. We do not expect the sale of these assets to impact our ability to operate our Fabrication Division. Our South Texas Properties do not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at other facilities.

On August 25, 2017, our South Texas Properties were impacted by Hurricane Harvey, which made landfall as a Category 4 hurricane. As a result, we suffered damages to buildings and equipment at our South Texas Properties. We maintain coverage on these assets up to a maximum of $25 million, subject to a 3% deductible with a minimum deductible of $500,000. Our estimate of the claim that we believe is recoverable through our property and casualty insurance is approximately $17.8 million; however, final settlement with our insurance carrier could be less and such difference could be material. We have not accrued for any insurance recovery at March 31, 2018, in excess of insurance claim payments received to date.

To date, our insurance underwriters have made advance insurance claim payments of $8.2 million in the aggregate, including $2.2 million that was received during the three months ended March 31, 2018. We have applied the $8.2 million received to date as follows:

•	Clean-up and repair related costs of $1.6 million that we have incurred since August 25, 2017, through March 31, 2018;

•
A building at our Texas South Yard and a building at our Texas North Yard were determined to be total losses. As a result, we impaired the remaining net book value of $1.5 million related to these buildings and recorded a corresponding insurance recovery offsetting the impairment during the fourth quarter of 2017; and

•
During the first quarter of 2018, we determined that we do not expect to repair the damaged buildings and equipment at the Texas North Yard. Accordingly, we impaired our Texas North Yard by $5.1 million, which represents our best estimate of the decline in the fair value of the property and equipment as a result of our decision to not repair the facility and recorded a corresponding insurance recovery offsetting the impairment.

As we work with our insurance agents and adjusters to finalize our estimate of the damage, it is our belief that final settlement of our claim will most likely be based upon a global settlement. Our final assessment of the damages incurred to our South Texas Properties as well as the amount of insurance proceeds we actually receive could be less than our estimate of the above claim when it is ultimately settled and such difference could be material.

We recorded an impairment of $750,000 during the three months ended March 31, 2018, related to a piece of equipment at our Texas North Yard that we intend to sell at auction. This piece of equipment was not damaged by Hurricane Harvey. The impairment was calculated as management's estimated net proceeds from the sale less its net book value.

Based upon our assessment of the damages and the estimated fair value of the assets held for sale management believes that there is no basis to record additional impairment at this time.

Shipyard Division Assets:

Our Shipyard Division assets held for sale at March 31, 2018, primarily consist of a 2,500-ton drydock located at our Houma Shipyard. During the first quarter of 2017, management placed the assets at our former Prospect Shipyard for sale, and we recorded an impairment of $389,000 related to those assets based upon their estimated sale price. During the second quarter of 2017, we sold two drydocks for proceeds of $2 million and recorded a loss on sale of $259,000. During the fourth quarter of 2017, we recorded an additional impairment of $600,000 as we terminated the former Prospect Shipyard lease. Our net book value of property, plant and equipment for these assets was $1.9 million at March 31, 2018. Our shipyard assets held for sale do not qualify for discontinued operations presentation.

A summary of the significant assets included in assets held for sale as of March 31, 2018, at our South Texas Properties and the Shipyard Division assets is as follows (in thousands):

	South Texas Properties
Assets	Texas South Yard(1)	Texas North Yard	Shipyard Division Assets	Consolidated
Land	$3,335	$2,157	$—	$5,492
Buildings and improvements	90,370	30,692	—	121,062
Machinery and equipment	—	66,305	2,187	68,492
Less: accumulated depreciation	(43,808)	(52,554)	(298)	(96,660)
Total assets held for sale	$49,897	$46,600	$1,889	$98,386
______________
(1)    We closed on the sale of these assets on April 20, 2018, for net proceeds of $53.5 million.

NOTE 3 – REVENUE RECOGNITION
The Company uses the percentage-of-completion accounting method to recognize revenue from fixed-price and unit-rate contracts computed using the percentage of labor hours incurred as compared to estimated total labor hours to complete each contract. Revenue recognized in a period for a contract is the pro rata portion of the contract value (excluding pass-through costs) based upon the labor hours incurred to the total labor hours estimated to complete the contract plus pass-through costs incurred during the period.

Materials and subcontractor services that represent an insignificant portion of the work to complete the project do not reflect an accurate measure of project completion are considered pass-through costs. Prior to the adoption of Topic 606, we defined pass-through costs as material, freight, equipment rental, and sub-contractor services when they are not significant to the progress of the project. Pass-through costs are included in revenue and direct costs of revenue with no impact on the gross profit realized for that particular period.

Revenue from T&M contracts is recognized as the work is performed, costs are incurred at the contracted rates and when collection is reasonably assured.
Revenue and gross profit on contracts can be significantly affected by variable consideration, which can be in the form of unpriced change orders, claims, incentives, penalties, and liquidating damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the most likely amount to which we expect to be entitled and include estimated amounts in the transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. For the three months ended March 31, 2018 and 2017, we included no amounts in revenue related to unpriced change orders, claims, or incentives. As disclosed in our 2017 Annual Report, we recorded a reduction to our estimated contract price of $11.7 million of variable consideration related to liquidating damages on projects in our Shipyard Division.

Adoption of Topic 606

As discussed in Note 1, we adopted Topic 606 on January 1, 2018. The reported results for the three months ended March 31, 2018, reflect the application of Topic 606 guidance while the reported results for 2017 were prepared under the guidance of Topic 605. Topic 606 represents a change in accounting principle and also requires enhanced disclosures related to the disaggregation of revenue and the anticipated timing and completion of remaining performance obligations.

Our adoption of Topic 606 required us to review our fixed-price and unit-rate contracts to assess if revenue should be recognized "over time" (as the work is performed) or "at a point in time" (upon completion of the work). We determined that ownership and control of the work related to our fixed-price and unit-rate contracts transfer to our customers as the work progresses. Additionally, our customers retain the right and ability to change, modify or discontinue further fabrication or construction at any stage of the project. In the event our customers discontinue work, they are required to compensate us for the work performed to date. We determined that the significant inputs based upon labor hours most accurately reflects our primary profit generating activity as it best represents our efforts to construct the asset for our customer.

The Company's T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of the Company’s performance completed at the time of invoicing. Accordingly, the Company has elected to adopt the “right to invoice” practical expedient for T&M contracts. The adoption of this practical expedient allows the Company to recognize revenue in the amount it has the right to invoice (as the work is performed and costs are incurred at the contracted rates). Our adoption of this practical expedient determined that the impact of the adoption of Topic 606 to our revenue for the three months ended March 31, 2018, was immaterial and that it will not have an impact on future financial results.

Disaggregation of Revenue

The following tables detail our revenue within each division disaggregated by contract type and timing of revenue recognition for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31, 2018
	Fabrication Division	Shipyard Division	Services Division	EPC Division	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$17,270	$17,222	$11,285	$—	$(488)	$45,289
Service contract revenue (2)	—	1,343	10,585	—	—	11,928
Other (3)	—	—	—	73	—	73
Total	$17,270	$18,565	$21,870	$73	$(488)	$57,290

	Three Months Ended March 31, 2017
	Fabrication Division	Shipyard Division	Services Division	EPC Division	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$10,209	$16,707	$5,721	$—	$(1,350)	$31,287
Service contract revenue (2)	—	1,715	4,991	—	—	6,706
Other (3)	—	—	—	—	—	—
Total	$10,209	$18,422	$10,712	$—	$(1,350)	$37,993

_____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Amounts are T&M. Revenue is recognized as the work is performed and costs are incurred at the contracted rates.
(3) Other revenue is primarily from our EPC Division and represents early work authorized by SeaOne. Revenue is recognized as the contract is progressed over time.

Future Performance Required Under Fixed-Price Contracts

Topic 606 requires companies to disclose the remaining revenue to be earned under performance obligations for the portion of our contracts yet to be completed as of March 31, 2018 (in thousands).

By Segment	Performance Obligations as of March 31, 2018
Fabrication Division	$6,706
Shipyard Division (1)	149,590
Services Division	11,858
EPC Division	—
Intersegment eliminations	(990)
Total	$167,164

_____________
(1) Amounts exclude approximately $94 million in remaining performance obligations that are disputed under a termination notice or are under a bid protest by a competing shipyard.

We expect to recognize our remaining performance obligations in revenue in the following periods as follows:

Year	$'s
Remainder of 2018	$88,573
2019	59,231
2020	19,360
Total	$167,164

Contracts in Progress and Advance Billings on Contracts

Revenue recognition and customer invoicing may occur at different times. Revenue recognition is based upon our calculation of percent complete; however, customer invoicing will generally depend upon a predetermined billing schedule as stated in the contract which could allow for customer advance payments or invoicing based upon achievement of certain milestones. Revenue earned but not yet invoiced is reflected as contracts in progress and included in current assets on our consolidated balance sheet. Billings made to our customers in advance of revenue being earned are reflected as advance billings on contracts and included in current liabilities on our balance sheet. Contracts in progress at March 31, 2018, totaled $37.5 million with $27 million relating to two major customers. Advance billings on contracts at March 31, 2018, was $4.3 million and included advances of $2.8 million from three major customers. Accrued contract losses were $6.3 million and $7.6 million as of March 31, 2018, and December 31, 2017, respectively.
NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include major and large independent oil and gas companies, petrochemical and industrial facilities, marine companies and their contractors and agencies of the U.S. Government. Of our contracts receivable balance at March 31, 2018, $18.5 million, or 67.7%, was with three customers. The significant projects for these three customers consist of:

•	The fabrication of four modules for a customer within our Fabrication Division associated with a U.S. ethane cracker project (completed in April 2018);

•	Offshore services related to repair, installation and hook-up work for a customer within our Services Division; and

•	Inshore service repair and installation work for a customer within our Services Division.
As of March 31, 2018, we included an allowance for bad debt of $2 million in our contract receivable balance which primarily relates to a customer within our Fabrication Division for the storage of an offshore drilling platform that was fully reserved in 2016.
NOTE 5 – FAIR VALUE MEASUREMENTS
The Company makes fair value determinations by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 - inputs are based upon quoted prices for identical instruments traded in active markets;

•	Level 2 - inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market; and

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

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less costs to sell. The determination of fair value generally requires the use of significant judgment. We have classified our assets at our South Texas Properties and our Shipyard Division assets that were at our former Prospect Shipyard as assets held for sale at March 31, 2018. See Note 2 for further disclosure relating to our assets held for sale. During the three months ended March 31, 2017, we recorded an impairment of $389,000 related to the Shipyard Division assets held for sale.

Our South Texas facilities were impacted by Hurricane Harvey, which made landfall as a Category 4 hurricane. During the first quarter of 2018, we determined that we do not expect to repair the buildings and equipment at the Texas North Yard in conjunction with its planned sale. Accordingly, we impaired our Texas North Yard by $5.1 million for damage and loss and recorded a corresponding insurance recovery offsetting the impairment.

We recorded an impairment of $750,000 during the three months ended March 31, 2018, related to a piece of equipment at our Texas North Yard that we intend to sell at auction. This piece of equipment was not damaged from Hurricane Harvey. The impairment was calculated as management's estimated net proceeds from the sale less its net book value.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Basic and diluted:
Numerator:
Net loss	$(5,296)	$(6,454)
Less: Distributed and undistributed loss (unvested restricted stock)	—	(34)
Net loss attributable to common shareholders	$(5,296)	$(6,420)
Denominator:
Weighted-average shares (1)	14,964	14,758
Basic and diluted loss per share - common shareholders	$(0.35)	$(0.44)
______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
We have a $40 million Credit Agreement maturing June 9, 2019. The Credit Agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and general corporate purposes. We believe that our Credit Agreement, will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. Interest on drawings under the Credit Agreement may be designated, at our option, as either Base Rate (as defined in the Credit Agreement) or LIBOR plus 2% per annum. Our outstanding balance of $10 million at March 31, 2018, is designated as a LIBOR rate loan. Unused commitment fees on the undrawn portion of the Credit Agreement are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lender is 2% per annum. At March 31, 2018, the interest rate on our outstanding borrowings was 3.75% per annum. The Credit Agreement is secured by substantially all of our assets (other than the South Texas Properties).

At March 31, 2018, $10 million was outstanding under the Credit Agreement and, we had letters of credit of $2.5 million outstanding leaving availability of $27.5 million. Subsequent to March 31, 2018, we re-issued a letter of credit for $3 million related to outstanding contractual obligations which we expect to remain outstanding until July of 2018.

We must comply with the following financial covenants each quarter during the term of the Credit Agreement:

i.	Ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	Minimum tangible net worth requirement of at least the sum of:

a)	$185 million, plus

b)
An amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017, including 50% of any gain attributable to the sale of our South Texas Properties (with no deduction for a net loss in any such fiscal quarter), plus

c)	100% of the proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

As of March 31, 2018, we were in compliance with all of our financial covenants.

NOTE 8 - SEGMENT DISCLOSURES

We have structured our operations with four operating divisions, including our newly formed EPC Division, and one corporate non-operating division. We believe that our operating divisions and our corporate non-operating division each represent a reportable segment under GAAP. Our newly formed EPC Division was created in December 2017 to manage expected work we will perform for the SeaOne Project and other projects that may require EPC project management services. Our operating divisions and Corporate Division are discussed below.

Fabrication Division - Our Fabrication Division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industry including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. Our Fabrication Division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for the first offshore wind power project in the United States during 2015) as well as modules for petrochemical facilities. We perform these activities out of our fabrication yards in Houma, Louisiana. As of the date of this Report, our Texas South Yard has been sold and our Texas North Yard is marketed for sale. See Note 2 for further disclosure relating to our South Texas Properties.

Shipyard Division - Our Shipyard Division primarily manufactures newbuild vessels and repairs various steel marine vessels in the United States including offshore supply vessels, anchor handling vessels and liftboats to support the construction and ongoing operation of offshore oil and gas production platforms, tug boats, towboats, barges, drydocks and other marine vessels. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. We perform these activities at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services Division primarily provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the GOM to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern United States for various on-site construction and maintenance activities. In addition, our Services Division fabricates packaged skid units and performs various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. We perform these services at customer facilities or at our Houma Services Yard.

EPC Division - Late in the fourth quarter of 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up for their SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on the terms of the engagement with SeaOne. We have created our EPC Division to manage this project and future similar projects. We understand that SeaOne is in the process of securing financing to move forward with its project. We are hopeful that the SeaOne Project will initiate planning and start-up efforts mid-2018 with construction to start in early 2019. We are strengthening our internal project management capabilities through the hiring of additional personnel to service this potential project.

Corporate Division - Our Corporate Division primarily includes expenses that do not directly relate to the operations or shared services provided to our four operating divisions. Expenses for shared services such as human resources, insurance, business development and accounting salaries are allocated to the operating divisions. Expenses that are not allocated include, but are not limited to, costs related to executive management and directors' fees, clerical and administrative salaries, costs of maintaining the corporate office and costs associated with overall governance and being a publicly traded company.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Corporate administrative costs and overhead are allocated to our four operating divisions for expenses that directly relate to the operations or relate to shared services as discussed above. Intersegment revenue is priced at the estimated fair value of work performed. Summarized financial information concerning our divisions as of and for the three months ended March 31, 2018, and 2017, is as follows (in thousands):

	Three Months Ended March 31, 2018
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$17,270	$18,565	$21,870	$73	$—	$(488)	$57,290
Gross profit (loss)	(219)	(1,023)	2,614	(308)	(385)	—	679
Operating income (loss)	(1,593)	(1,819)	1,880	(725)	(2,523)	—	(4,780)
Total assets	184,263	76,150	105,632	12	318,137	(415,072)	269,122
Depreciation and amortization expense	1,149	1,069	393	—	138	—	2,749
Capital expenditures	—	6	65	—	—	—	71

	Three Months Ended March 31, 2017
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$10,209	$18,422	$10,712	—	$—	$(1,350)	$37,993
Gross profit (loss)	(2,966)	(1,704)	33	—	(260)	—	(4,897)
Operating income (loss)	(3,787)	(3,057)	(633)	—	(1,739)	—	(9,216)
Total assets	197,834	88,489	95,562	—	349,917	(427,142)	304,660
Depreciation and amortization expense	3,135	1,009	432	—	124	—	4,700
Capital expenditures	102	272	—	—	17	—	391

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

MPSV Termination Letter

We received a notice of purported termination from a customer within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. Pending resolution of the dispute, all work has been stopped and the vessels and associated equipment and material are in our care and custody at our shipyard in Houma, Louisiana. The customer has notified our Surety of its intent to require completion of the vessel under the Surety's bond. We have notified and met with our Surety regarding our disagreement with our customer's claims. The Company will continue to enforce its rights under the agreements and defend any claims asserted against the Company by its customer. Management is unable to estimate the probability of a favorable or unfavorable outcome a well as an estimate of potential loss, if any, at this time. We cannot guarantee that we will not incur additional costs as we negotiate with this customer. At March 31, 2018, our net balance sheet exposure was $12 million.

NOTE 10 – SUBSEQUENT EVENTS

See Note 2 regarding the sale of our Texas South Yard on April 20, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement on Forward-Looking Information
This Report contains forward-looking statements in which we discuss our potential future performance, primarily in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to oil and gas prices, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, changes in backlog estimates, suspension or termination of projects, timing and award of new contracts, financial ability and credit worthiness of our customers, consolidation of our customers, competitive pricing and cost overruns, entry into new lines of business, ability to raise additional capital, ability to sell certain assets, receipt of additional insurance proceeds, advancement on the SeaOne Project, ability to resolve disputes with a customer relating to the contracts to build MPSVs, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to employ skilled workers, operating dangers and limits on insurance coverage, weather conditions, competition, customer disputes, adjustments to previously reported profits under the percentage-of-completion method, loss of key personnel, compliance with regulatory and environmental laws, ability to utilize navigation canals, performance of subcontractors, systems and information technology interruption or failure and data security breaches and other factors described in Item 1A. “Risk Factors” included in our 2017 Annual Report as may be updated by subsequent filings with the SEC.
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

Executive Summary

We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation and alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. We recently completed of the fabrication of complex modules for the construction of a new petrochemical plant, and we are completing newbuild construction of a technologically-advanced OSV with scheduled delivery in the second quarter of 2018. We fabricated wind turbine pedestals for the first offshore wind power project in the United States. We have also constructed one of the largest liftboats servicing the GOM, one of the deepest production jackets in the GOM and the first SPAR hull fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators and agencies of the United States Government. We operate and manage our business through four operating divisions: Fabrication, Shipyard, Services and our recently formed EPC Division. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. As of the date of this Report, our Texas South Yard in Ingleside, Texas has been sold and our Texas North Yard in Aransas Pass, Texas is marketed for sale.

Given the ongoing challenging business environment in several of our core segments, our primary focus continues to be generating liquidity and securing meaningful backlog in the near-term and generating cash flows from operations in the longer-term. Beginning in 2015 and through the date of this Report, we have implemented a number of initiatives to strategically reposition the Company to attract new customers, participate in the buildup of petrochemical facilities, pursue offshore wind markets, enter the EPC industry and diversify our customers within our Shipyard Division. Additionally, we initiated efforts to rebuild liquidity, preserve cash and lower costs including reducing our workforce, reducing the compensation paid to our directors and the salaries of our executive officers as well as developing a plan to sell certain underutilized assets.

Sales of Assets

In early 2017, we announced our plan to rationalize underutilized assets including the two fabrication yards and related equipment located at our South Texas Properties.

On April 20, 2018, we closed on the sale of our Texas South Yard for $55 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $750,000 of earnest money previously received on January 3, 2018, related to the option to purchase the Texas South Yard. We plan to use the net proceeds to rebuild our liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the sale of our Texas South Yard. We expect to record a gain on sale during the second quarter of 2018 related to this transaction of approximately $3.8 million. Completing the sale of the Texas South Yard is an important liquidity generating event and will facilitate the Company’s continued strategic repositioning from offshore oil and gas markets.

We will continue to incur costs associated with holding and maintaining our Texas North Yard. These costs include insurance, general maintenance of the property in its current state, property taxes and retained employees which will be expensed as incurred.

Hurricane Harvey and Insurance Recoveries

On August 25, 2017, our South Texas Properties were impacted by Hurricane Harvey, which made landfall as a Category 4 hurricane. As a result, we suffered damages to buildings and equipment at our South Texas Properties. We maintain coverage on these assets up to a maximum of $25 million, subject to a 3% deductible with a minimum deductible of $500,000. Our estimate of the claim that we believe is recoverable through our property and casualty insurance is approximately $17.8 million; however, final settlement with our insurance carrier could be less and such difference could be material. We have not accrued for any insurance recovery at March 31, 2018, in excess of insurance claim payments received to date.

To date, our insurance underwriters have made advance insurance claim payments of $8.2 million in the aggregate, including $2.2 million that was received during three months ended March 31, 2018. We have applied the $8.2 million received to date as follows:

•	Clean-up and repair related costs of $1.6 million that we have incurred since August 25, 2017, through March 31, 2018;

•
A building at our Texas South Yard and a building at our Texas North Yard were determined to be total losses. As a result, we impaired the remaining net book value of $1.5 million related to these buildings and recorded a corresponding insurance recovery offsetting the impairment during the fourth quarter of 2017; and

•
During the first quarter of 2018, we determined that we do not expect to repair the damaged buildings and equipment at the Texas North Yard. Accordingly, we impaired our Texas North Yard by $5.1 million, which represents our best estimate of the decline in the fair value of the property and equipment as a result of our decision to not repair the facility and recorded a corresponding insurance recovery offsetting the impairment.

As we work with our insurance agents and adjusters to finalize our estimate of the damage, it is our belief that final settlement of our claim will most likely be based upon a global settlement. Our final assessment of the damages incurred to our South Texas Properties as well as the amount of insurance proceeds we actually receive could be less than our estimate of the claim above when it is ultimately settled and such differences could be material.

We recorded an impairment of $750,000 during the three months ended March 31, 2018, related to a piece of equipment at our Texas North Yard that we intend to sell at auction. This piece of equipment was not damaged by Hurricane Harvey. The impairment was calculated as management's estimated net proceeds from the sale less its net book value.

Based upon our initial assessment of the damages and insurance coverage and the fair value of the assets held for sale. Management believes that there is no basis to record additional impairment at this time.

Preservation of Cash

We will continue to monitor and preserve our cash. At March 31, 2018, we had $6.5 million in cash, debt of $10 million and working capital of $137.1 million which includes $98.4 million in assets held for sale, primarily related to our South Texas Properties. As of May 4, 2018, our liquidity has significantly improved due to the sale of our Texas South Yard, the proceeds of which will be used to rebuild our liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. After the sale of our Texas South Yard, our cash balance was $55 million, and the amount outstanding under our Credit Agreement was $10 million with remaining availability under our Credit Agreement of approximately $27.5 million for total liquidity of approximately $82.5 million. Our primary liquidity requirements for 2018 and beyond are for costs associated with fabrication and shipyard projects, capital expenditures related to our EPC Division and enhancements to our shipyards.

We currently believe that cash on hand and funds available under our Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements, any future debt service and other funding requirements for at least 12 months from the date of this Report. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018 and early 2019, which is impacted by various assumptions regarding the sale of our Texas North Yard, our existing backlog and a reasonable amount of forecasted, non-contractual backlog. There is no guarantee that our financial forecast will be attainable or that we will have sufficient cash, including funds available under our Credit Agreement, to meet planned operating expenses and other unforeseen cash needs.

If industry conditions for offshore oil and gas do not improve, or we are unable to sell our Texas North Yard or the sale is delayed, or we are unable to increase our backlog, we would expect to take additional measures to preserve our cash flows until such time when we are able to generate cash flows from operations. Since the beginning of 2016, we have implemented wage adjustments along with employee benefit and overall cost reductions within all of our divisions. We have reduced the level of our workforce in the past and we will continue to do so based on booked work in all of our facilities. We have reduced the compensation paid to our directors and the salaries of our executive officers, and we have reduced our capital expenditures and placed assets that are either underutilized, under-performing or not expected to provide sufficient long-term value for sale, which include our South Texas Properties.

Ongoing Efforts to Increase Our Backlog and Diversification of Our Customer Base

Petrochemical work - We recently completed the fabrication of four modules for a new petrochemical facility. We delivered these modules on time and within budget. We continue to search for additional fabrication work in the petrochemical industry to add to our current backlog.

Pursuit of offshore wind - We believe that future requirements from generators and utilities to provide electricity from renewable and green sources will result in continued growth of offshore wind projects. We fabricated the first-of-a-kind wind turbine pedestals for the first offshore wind power project in the United States in 2015, and we believe that we possess the expertise to obtain significant future work in this sector. During the first quarter of 2018, we signed a contract for the fabrication of one Meteorological tower and platform for a customer's offshore wind project located off the U.S. coast of Maryland. This project is small; however, it represents our continued ability to provide structures for this emerging industry. There are currently 28 offshore wind projects in various planning stages. We may also partner with other companies to take advantage of growth in this area. We have a non-binding letter of intent with the EEW Group as it relates to their letter of intent with their customer for structures off the coast of Maryland. Along with this letter of intent, we have executed a teaming agreement with the EEW Group for future U.S. offshore wind projects. There is no guarantee that we will be successful in participating in any of these planned projects.

Diversification of our Shipyard Division customer base - We continue to be successful in our efforts to diversify our capabilities within our Shipyard Division. During the first quarter of 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship ("T-ATS") vessel with the U.S. Navy for $63.6 million with an option for seven additional vessels with an additional value of approximately $459.1 million if all options are exercised. Our T-ATS vessel contract is currently under a bid protest from a competitor. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which may reduce our earnings in the period in which the contract would otherwise be performed. Further, we signed change orders on May 1, 2018, with two customers, each for the construction of one additional harbor tug boat for approximately $13 million each with the option for one more harbor tug boat for approximately $12.2 million each. This is in addition to the eight harbor tug boats we are currently constructing for these two customers.

Continued growth within our Services Division - Generally, we expect demand for our Services Division to increase in 2018 beyond the contractual backlog amount in place as of March 31, 2018. Work associated with offshore tie-backs, upgrades and maintenance remains strong. We will continue to pursue opportunities within the offshore/inshore plant expansion and maintenance programs as well as targeting growth of developing fields in West Texas.

Our newly formed EPC Division - As discussed in our 2017 Annual Report, we were selected as the prime contractor for the SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. SeaOne’s selection of us is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. In anticipation of this project advancing, we are enhancing our internal project management capabilities through the hiring of additional personnel to service this project. Subsequent to March 31, 2018, we received an early works purchase order from SeaOne for approximately $1.0 million. We continue to work with SeaOne on finalizing Initial Engineering Design and project pricing. We understand that SeaOne is in the process of securing financing to move forward with its project. We are hopeful that the SeaOne Project will initiate planning and start-up efforts mid-2018 with construction to start in early 2019.

Completion of our MPSV contract - As previously disclosed, on March 19, 2018, we received a notice of purported termination from a customer within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. Pending resolution of the dispute, all work has been stopped and the vessels and associated equipment and material are in our care and custody at our shipyard in Houma, Louisiana. The customer has notified our Surety of its intent to require completion of the vessel under the Surety's bond. We have notified and met with our Surety regarding our disagreement with our customer's claims. The Company will continue to enforce its rights under the agreements and defend any claims asserted against the Company by its customer. Management is unable to estimate the probability of a favorable or unfavorable outcome a well as an estimate of potential loss, if any, at this time. We cannot guarantee that we will not incur additional costs as we negotiate with this customer.

Looking forward, our results of operations will be affected primarily by:

•	Our ability to execute on projects in accordance with our cost estimates and manage them to successful completion;

•	Our ability to win contracts through competitive bidding or alliance/partnering arrangements;

•
Demand for our services and the overall number of projects in the market place. As discussed above, a significant portion of our historical customer base has been impacted by the level of exploration and development activity maintained by oil and gas exploration and production companies in the GOM, and to a lesser extent, overseas locations, which is dependent upon the price of oil and gas;

•	The level of petrochemical facility construction and improvements;

•	Our successful execution of an agreement with SeaOne;

•	Our ability to resolve our disputes with our customer for the completion of the two MPSV vessels; and

•	Our ability to secure additional fabrication offshore wind projects.

We continue to respond to the competitive forces within our industry and continue to actively compete for additional bidding opportunities. We believe that we will be successful in obtaining new, additional backlog awards in 2018 and 2019; however, management believes that even if we are successful in obtaining these awards there is an expected lag of several months before these awards will materialize. While we have been successful in obtaining new backlog in recent months, primarily in our Shipyard and Services Divisions, these backlog awards were received during a period of competitive pricing with lower than desired margins. Additionally, revenue from these awards will not be realized until later in 2018 and beyond.

Safety

We operate in an environment that exposes our employees to risk of injury, and we are committed to safety. We believe safety is a key metric for our success. Poor safety performance increases our costs, results in construction delays and limits our ability to compete for project awards within our market. Safety performance measures are incorporated into our annual incentive compensation measures for our executives and senior management.

Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates we use in the preparation of our Consolidated Financial Statements, refer to  Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report. There have been no changes in our evaluation of our critical accounting policies since December 31, 2017.

Backlog
We believe that backlog, a non-GAAP financial measure, provides useful information to investors. Backlog differs from the GAAP requirement to disclose future performance obligations required under fixed-price contracts as required under Topic 606 of the ASC. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of Topic 606. Backlog includes future work that has been entered into subsequent to the balance sheet date, from letters of intent or other forms of authorization as well as signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 (the most comparable GAAP measure); however, represents future work that management believes is probable of being performed.
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
All projects currently included in our backlog are generally subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. In addition, customers have the ability to delay the execution of projects. We exclude suspended projects from contract backlog when they are expected to be suspended more than 12 months because resumption of work and timing of revenue recognition for these projects are difficult to predict. Depending on the size of the project, the termination, postponement, or reduction in scope of any one project could significantly reduce our backlog and could have a material adverse effect on future revenue, net income (loss) and cash flow. A reconciliation of future revenue performance obligations under Topic 606 of the ASC (the most comparable GAAP measure as included in Note 3 of the Notes to Consolidated Financial Statements) to our reported backlog is provided below (in thousands).

	March 31, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Consolidated
Future performance obligations required under fixed-price contracts under Topic 606 of ASC	$6,706	$149,590	$11,858	$—	$(990)	$167,164
Contracts signed subsequent to March, 31, 2018	—	29,874	—	1,037	—	30,911
Signed contracts under purported termination or third party protest (1), (2)	—	94,176	—	—	—	94,176
Backlog	$6,706	$273,640	$11,858	$1,037	$(990)	$292,251

___________

(1)
Includes backlog for a customer for which we have received a notice of purported termination within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same.We cannot guarantee that we be able to favorably negotiate completion of the MPSVs with this customer. See Note 9 of the Notes to Consolidated Financial Statements.

(2)
Includes our signed contract with the U.S. Navy for the construction of the T-ATS Salvage vessel which is under bid protest from a competitor. Bid protests can result in an award decision being overturned, requiring a re-bid of the contract. Even when a bid protest does not result in a re-bid, resolution of the matter typically extends the time until contract performance can begin, which may reduce our earnings in the period in which the contract would otherwise be performed.

Our backlog at March 31, 2018, as compared to December 31, 2017, consisted of the following (in thousands, except for percentages):

	March 31, 2018		December 31, 2017
Division	$'s	Labor hours	$'s	Labor hours
Fabrication	$6,706	54	$15,771	150
Shipyard	273,640	1,493	184,035	1,104
Services	11,858	130	23,181	290
EPC	1,037	—	—	—
Intersegment eliminations	(990)	—	(370)	—
Total backlog	$292,251	1,677	$222,617	1,544

	Number	Percentage	Number	Percentage
Major customers (1)	5	85.4%	4	73.0%

Backlog is expected to be recognized in revenue during:(2)	$'s	Percentage
2018	$90,879	31.1%
2019	142,274	48.7%
2020	59,098	20.2%
Total	$292,251	100.0%

(1)	At March 31, 2018, projects for our five largest customers in terms of revenue backlog consisted of:

(i)	Two large MPSVs for one customer for which we have received a purported notice of termination as discussed above;

(ii)	Newbuild construction of five harbor tugs for one customer (to be completed in 2018 through 2020);

(iii)	Newbuild construction of five harbor tugs for one customer (separate from above) (to completed in 2018 through 2020);

(iv)	Newbuild construction of an offshore research vessel (to be completed in 2020); and

(v)	Newbuild construction of one T-ATS vessel (to be completed in 2020). This contract is currently under a bid protest.

(2)
The timing of recognition of the revenue represented in our backlog is based on management’s current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of the recognition of revenue from our backlog.

Certain of our contracts contain options which grant the right to our customer, if exercised, for the construction of additional vessels at contracted prices.We do not include options in our backlog above. If all options under our current contracts were exercised, our backlog would increase by $626.2 million. We believe disclosing these options provides investors with useful information in order to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised. We have not received any commitments related to the exercise of these options from our customers, and we can provide no assurance that any or all of these options will be exercised.
As we add backlog, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to execute our projects well and to support our project risk mitigation discipline for all new projects. This may negatively impact near-term results.
As of March 31, 2018, we had 961 employees compared to 977 employees as of December 31, 2017. Labor hours worked were 496,000 during the three months ended March 31, 2018, compared to 479,000 for the three months ended March 31, 2017. The overall increase in labor hours worked for the three months ended March 31, 2018, was due to improved offshore demand within our Services Division. As of April 29, 2018, we had 870 employees. The decrease in our workforce subsequent to March 31, 2018, is primarily within our Fabrication Division due to completion of complex modules for the construction of a new petrochemical plant with no significant future Fabrication backlog forecasted in the near-term as well as the stoppage of construction of the two MPSVs within our Shipyard Division pending resolution of our dispute over termination with our MPSV customer. See Note 9 of the Notes to Consolidated Financial Statements related to our MPSV contract termination dispute.

Results of Operations
Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017 (in thousands, except for percentages):
Consolidated

	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$57,290	$37,993	$19,297	50.8%
Cost of revenue	56,611	42,890	13,721	32.0%
Gross profit (loss)	679	(4,897)	5,576	113.9%
Gross profit (loss) percentage	1.2%	(12.9)%
General and administrative expenses	4,709	3,930	779	19.8%
Asset impairment	750	389	361	92.8%
Operating income (loss)	(4,780)	(9,216)	(4,436)
Other income (expense):
Interest expense	(469)	(59)	(410)	(694.9)%
Other income (expense), net	12	9	3	33.3%
Total other income (expense)	(457)	(50)	(407)	(814.0)%
Net loss before income taxes	(5,237)	(9,266)	(4,029)	(43.5)%
Income tax expense (benefit)	59	(2,812)	2,871	102.1%
Net loss	$(5,296)	$(6,454)	$6,900

Revenue - Our revenue for the three months ended March 31, 2018 and 2017, was $57.3 million and $38.0 million, respectively, representing an increase of 50.8%. The increase is primarily attributable to:

•	An increase of $11.2 million within our Services Division from additional demand for offshore oil and gas service related projects; and

•	An increase of $7.1 million within our Fabrication Division primarily attributable to the construction of four modules for a petrochemical plant.

Gross profit (loss) - Our gross profit for the three months ended March 31, 2018, was $679,000 compared to a gross loss of $4.9 million for the three months ended March 31, 2017. The increase in gross profit was primarily due to increased revenue within our Services Division as discussed above and decreased expenses within our Fabrication Division which included $1.9 million of depreciation expense for the three months ended March 31, 2017, related to our South Texas Properties with no depreciation expense during the three months ended March 31, 2018, for our South Texas Properties as these assets are classified as held for sale.

General and administrative expenses - Our general and administrative expenses were $4.7 million for the three months ended March 31, 2018, compared to $3.9 million for the three months ended March 31, 2017. The increase in general and administrative expenses for the three months ended March 31, 2018, was primarily attributable to

•	Build-up of additional personnel for our newly created EPC Division;

•	Increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business;

•
Increased employee incentive accruals of approximately $300,000 for all divisions related to our safety incentive program and higher employee profitability incentives within our Services Division as well as the addition of personnel as we build up our EPC Division in anticipation of the SeaOne Project; and

•	Higher stock compensation expense of approximately $220,000.

This was partially offset by cost reductions and continued cost minimization efforts implemented by management for the period.

Asset impairment - We recorded an impairment of $750,000 during the three months ended March 31, 2018, related to a piece of equipment at our Texas North Yard that we intend to sell at auction. This piece of equipment was not damaged by

Hurricane Harvey. The impairment was calculated as management's estimated net proceeds from the sale less its net book value. See also Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our assets held for sale. During the three months ended March 31, 2017, we recorded an impairment of $389,000 related to the Shipyard Division assets held for sale.

Interest expense - Interest expense increased due to drawings under our Credit Agreement for the three months ended March 31, 2018, with no such drawings under our Credit Agreement for the three months ended March 31, 2017, as well as increased amortization of deferred financing costs during the three months ended March 31, 2018.

Income tax expense (benefit) - Our effective income tax rate for the three months ended March 31, 2018, was (1.1)%, compared to an effective tax rate benefit of 30.3% for the comparable period during 2017. Current expense represents state taxes within our Services Division. The decrease in the effective tax rate is the result of a valuation allowance against our deferred tax assets. See Note 1 of the Notes to Consolidated Financial Statements regarding our NOLs and deferred tax assets.

Operating Segments

The results of our four operating divisions and Corporate Division for the three months ended March 31, 2018 and 2017, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$17,270	$10,209	$7,061	69.2%
Gross profit (loss)	(219)	(2,966)	(2,747)	(92.6)%
Gross profit (loss) percentage	(1.3)%	(29.1)%
General and administrative expenses	624	821	(197)	(24.0)%
Asset impairment	750	—	750	100.0%
Operating income (loss)	$(1,593)	$(3,787)	$(2,194)

Revenue - Revenue from our Fabrication Division increased $7.1 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase is attributable to the construction of four modules for a petrochemical plant during the three months ended March 31, 2018, and lower revenue during the three months ended March 31, 2017, resulting from depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects during the period. This was partially offset, by decreased revenue of $2.4 million for the three months ended March 31, 2018, at our South Texas Properties as these were placed for sale during the first quarter of 2017 and project work completed or transfered to our Houma Fabrication Yard during 2017.

Gross profit (loss) - Gross loss from our Fabrication Division for the three months ended March 31, 2018, was $219,000 compared to a gross loss of $3.0 million for the three months ended March 31, 2017. The decrease in gross loss was due to increased revenue as discussed above and a reduction in depreciation expense of $1.9 million in depreciation expense during the three months ended March 31, 2018 for our South Texas Properties as these assets are classified as held for sale.

General and administrative expenses - General and administrative expenses for our Fabrication Division decreased $197,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease is primarily due to decreases in workforce at our South Texas Properties, decreases in corporate allocations as a portion of these are now allocated to our EPC Division and continued cost minimization efforts implemented by management for the period.

Asset impairment - We recorded an impairment of $750,000 during the three months ended March 31, 2018, related to a piece of equipment at our Texas North Yard that we intend to sell at auction. This piece of equipment was not damaged by Hurricane Harvey. The impairment was calculated as management's estimated net proceeds from the sale less its net book value. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our assets held for sale. We did not record any asset impairments during the three months ended March 31, 2017, within our Fabrication Division.

Shipyard	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue (1)	$18,565	$18,422	$143	0.8%
Gross profit (loss) (1)	(1,023)	(1,704)	(681)	(40.0)%
Gross profit (loss) percentage	(5.5)%	(9.2)%
General and administrative expenses	796	964	(168)	(17.4)%
Asset impairment	—	389	(389)	(100.0)%
Operating income (loss) (1)	$(1,819)	$(3,057)	$(1,238)
___________

(1)
Revenue for the three months ended March 31, 2018, and 2017, includes $390,000 and $1.6 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyard Division increased $143,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. During the first quarter of 2018, we were able to make progress on the construction of eight harbor tugs and an offshore research vessel which were not under construction during the first quarter of 2017. This was partially offset by lower revenue from construction of our two OSV and two MPSV vessel contracts during the first quarter of 2018.

During the first quarter of 2017, we completed the first of the OSVs and tendered it for delivery on February 6, 2017, and suspended construction of the second OSV due to a customer dispute. We recommenced construction of the second OSV during the fourth quarter of 2017 which is scheduled for completion during the second quarter of 2018. During the first quarter of 2018, we received a notice of purported termination from a customer within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. Pending resolution of the dispute, all work has been stopped and the vessels and associated equipment and material are in our care and custody at our shipyard in Houma, Louisiana. See Note 9 of the Notes to Consolidated Financial Statements for additional information relating to this customer dispute.

Gross profit (loss) - Gross loss from our Shipyard Division was $1.0 million for the three months ended March 31, 2018, compared to a gross loss of $1.7 million for the three months ended March 31, 2017. The decrease was due to improved cost management efforts and efficiencies learned from the construction of two OSV and two MPSV vessels during the three months ended March 31, 2017, and applied to the construction of eight harbor tugs during the three months ended March 31, 2018.

General and administrative expenses - General and administrative expenses for our Shipyard Division decreased $168,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to reductions in workforce, decreases in corporate allocations as a portion of these are now allocated to our EPC Division and decreased construction activity.

Asset impairment - During the three months ended March 31, 2017, we recorded an impairment of $389,000 related to the Shipyard Division assets held for sale. See Note 2 of the Notes to Consolidated Financial Statements for additional information relating to our assets held for sale. We did not record any asset impairment during the three months ended March 31, 2018, in our Shipyard Division.

Services	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$21,870	$10,712	$11,158	104.2%
Gross profit (loss)	2,614	33	2,581	7,821.2%
Gross profit (loss) percentage	12.0%	0.3%
General and administrative expenses	734	666	68	10.2%
Operating income (loss)	$1,880	$(633)	$2,513

Revenue - Revenue from our Services Division increased $11.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to an overall increase in work experienced due to increases in customer demand for offshore oil and gas related service projects.

Gross profit - Gross profit from our Services Division increased $2.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to increased revenue discussed above.

General and administrative expenses - General and administrative expenses for our Services Division increased $68,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to support of increased work as well as increases in employee incentive compensation of approximately $120,000 resulting from increased operating income. This was partially offset by decreases in corporate allocations as a portion of these are now allocated to our EPC Division and continued cost minimization efforts implemented by management for the period.

EPC	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	73	$—	$73	100.0%
Gross profit (loss)	(308)	—	(308)	(100.0)%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	417	—	417	100.0%
Operating income (loss)	$(725)	$—	$(725)

Revenue - Our EPC Division did not exist at March 31, 2017. Revenue for the three months ended March 31, 2018 consists of early work and engineering studies authorized by SeaOne. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of our EPC Division and the SeaOne Project.

Gross profit (loss) - Gross loss from our EPC Division occurred as we added personnel and overhead infrastructure related to the anticipated SeaOne project.

General and administrative expenses - General and administrative expenses for our EPC Division include the addition of personnel and allocations of corporate expenses as we invest in this new line of business.

Corporate	Three Months Ended March 31,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$—	$—	$—	—%
Gross profit (loss)	$(385)	(260)	125	48.1%
Gross profit (loss) percentage	n/a	n/a
General and administrative expenses	2,138	1,479	659	44.6%
Operating income (loss)	$(2,523)	$(1,739)	$784

Gross profit (loss) - Gross loss from our Corporate Division increased primarily due to lower allocation of expenses and as well as increased insurance costs.

General and administrative expenses - General and administrative expenses for our Corporate Division increased primarily due to increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business, increased employee incentive accruals and higher stock compensation expense of approximately $220,000.

Liquidity and Capital Resources
Our immediate liquidity remains dependent on our cash on hand, anticipated proceeds from the sales of assets, availability of future drawings from our Credit Agreement and collections of accounts receivable. At March 31, 2018, we had $10 million outstanding under our Credit Agreement, $2.5 million in outstanding letters of credit, and cash and cash equivalents totaling $6.5 million compared to $9.0 million at December 31, 2017. As of May 4, 2018, our liquidity has significantly improved due to the sale of our Texas South Yard the net proceeds of which will be used to rebuild our liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. After the sale of our Texas South Yard, our cash balance was $55.0 million, and the amount outstanding under our Credit Agreement was $10 million with remaining availability under our Credit Agreement of approximately $27.5 million for total liquidity of approximately $82.5 million.
Working capital was $137.1 million and our ratio of current assets to current liabilities was 4.34 to 1 at March 31, 2018, compared to $130.5 million and 3.68 to 1, respectively, at December 31, 2017. Working capital at March 31, 2018, includes $98.4 million related to assets held for sale, primarily related to our South Texas Properties which decreased after the sale of our Texas South Yards to $48.5 million. At March 31, 2018, our contracts receivable balance was $27.4 million of which we have subsequently collected $14.9 million through May 4, 2018.
Our primary use of cash during the three months ended March 31, 2018, is referenced in the Cash Flow Activities section below.
As discussed in our Executive Summary, we are implementing several strategies to diversify our business, increase backlog, reduce operating expenses and monetize assets. Our South Texas Properties are held for sale. A significant portion of our near-term plan is to generate liquidity from the sale of these assets.
On April 20, 2018, we closed on the sale of our Texas South Yard for a sale price of $55 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $750,000 of earnest money previously received on January 3, 2018, related to the option to purchase the Texas South Yard. We plan to use the net proceeds to rebuild our liquidity, to support upcoming projects, continue investing in our newly created EPC Division and for other general corporate purposes. See further discussion of the sale of our Texas South Yard in Note 2 of the Notes to Consolidated Financial Statements. We currently believe that cash on hand coupled with proceeds received from the sale of our Texas South Yard and funds available under our Credit Agreement will enable the Company to meet its working capital needs, capital expenditure requirements, any debt service obligations and other funding requirements for at least the twelve months from the date of this Report.

As of the date of this Report our Texas North Yard remains held for sale. The book value of the Texas North Yard is $46.6 million at March 31, 2018. We will continue to incur costs associated with holding and maintaining our Texas North Yard. These costs include insurance, general maintenance of the properties in their current state, property taxes and retained employees which will be expensed as incurred.

We have a $40 million Credit Agreement maturing June 9, 2019. The Credit Agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and general corporate purposes. We believe that our Credit Agreement will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. Interest on drawings under the Credit Agreement may be designated, at our option, as either Base Rate (as defined in the credit facility) or LIBOR plus 2% per annum. Our outstanding balance of $10 million at March 31, 2018, is designated as a LIBOR rate loan. Unused commitment fees on the undrawn portion of the Credit Agreement are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lender is 2% per annum. At March 31, 2018, the interest rate on our outstanding borrowings was 3.75% per annum. The Credit Agreement is secured by substantially all of our assets (other than the South Texas Properties).

At March 31, 2018, $10 million was outstanding under the Credit Agreement and, we had letters of credit of $2.5 million outstanding leaving availability of $27.5 million. Subsequent to March 31, 2018, we re-issued a letter of credit for $3 million related to outstanding contractual obligations which we expect to remain outstanding until July of 2018.

We must comply with the following financial covenants each quarter during the term of the Credit Agreement:

i.	Ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	Minimum tangible net worth requirement of at least the sum of:

a)	$185 million, plus

b)
An amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017, including 50% of any gain attributable to the sale of our South Texas Properties (with no deduction for a net loss in any such fiscal quarter), plus

c)	100% of the proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

As of March 31, 2018, we were in compliance with all of our financial covenants.

We will continue to monitor and preserve our cash. Our primary liquidity requirements for 2018 and beyond are for the costs associated with fabrication and shipyard projects, capital expenditures related to the creation of our EPC Division and enhancements to our shipyards. Future capital expenditures will be highly dependent upon the amount and timing of future projects. Capital expenditures for the quarter ended March 31, 2018, were $71,000. We do not anticipate significant capital expenditures for the remainder of 2018.

If industry conditions for offshore oil and gas do not improve, we are unable to sell our Texas North Yard or the sale is delayed, or we are unable to increase our backlog, we would expect to take additional measures to preserve our cash flows until such time we are able to generate cash flows from operations. Since the beginning of 2016, we have implemented wage adjustments along with employee benefit and overall cost reductions within all of our divisions. We have reduced the level of our workforce in the past and we will continue to do so based on booked work in all of our facilities. We have reduced the compensation paid to our directors and the salaries of our executive officers, and we have reduced our capital expenditures and placed assets that are either underutilized, under-performing or not expected to provide sufficient long-term value for sale, which include our South Texas Properties.

We currently believe that cash on hand and funds available under our Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements, any future debt service and other funding requirements for at least twelve months from the date of this Report. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2018 and early 2019, which is impacted by various assumptions regarding the sale of our Texas North Yard, our existing backlog and a reasonable amount of forecast, non-contractual backlog. There is no guarantee that our financial forecast will be attainable or that we will have sufficient cash, including funds available under our Credit Agreement, to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to further draw on our Credit Agreement, obtain additional bank financing, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Cash Flow Activities

For the three months ended March 31, 2018, net cash used in operating activities was $14.1 million, compared to net cash used in operating activities of $15.1 million for the three months ended March 31, 2017. The use of cash in operations during the period was primarily due to the following:

•	Operating losses for the three months ended March 31, 2018, in excess of non-cash depreciation, amortization, impairment and stock compensation expense of approximately $1.5 million;

•	Build-up of costs for contracts in progress of $9.1 million;

•	Build-up of retainage on projects of $1.5 million; and

•	Payment of property taxes related to our South Texas Properties of $2 million.

Net cash provided by investing activities for the three months ended March 31, 2018, was $2.4 million, compared to cash used in investing activities of $391,000 for the three months ended March 31, 2017. The change in cash used in investing activities is primarily due to the insurance proceeds received for hurricane damage to assets at our South Texas Properties.

Net cash provided by financing activities for the three months ended March 31, 2018, and 2017, was $9.2 million compared to $1.0 million in cash used in financing activities, respectively. The increase in cash provided by financing activities is due to $10 million in net borrowings under our Credit Agreement.

Contractual Obligations
There have been no material changes from the information included in our 2017 Annual Report. For more information on our contractual obligations, refer to Part II, Item 7 of our 2017 Annual Report.
Off-Balance Sheet Arrangements
There have been no material changes from the information included in our 2017 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended March 31, 2018. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There have been no changes during the fiscal quarter ended March 31, 2018, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed April 23, 2009.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed November 4, 2016.
10.1	Second Amendment to Credit Agreement dated February 26, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed March 9, 2018.
10.2	Change of Control Agreement, effective March 1, 2018, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed February 26, 2018. †
10.3	Change of Control Agreement, effective March 1, 2018, between the Company and David S. Schorlemer, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed February 26, 2018. †
10.4	Change of Control Agreement, effective March 1, 2018, between the Company and Todd F. Ladd, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed February 26, 2018. †
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows, and
(v) Notes to Consolidated Financial Statements.

†	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ David S. Schorlemer
David S. Schorlemer
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: May 4, 2018