Form 10-Q
period 2018-06-30
GULF ISLAND FABRICATION INC
filed 2018-08-09
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34279

GULF ISLAND FABRICATION, INC. (Exact name of registrant as specified in its charter)

LOUISIANA	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16225 PARK TEN PLACE, SUITE 300 HOUSTON, TEXAS	77084

(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 9, 2018, was 15,043,068.

GULF ISLAND FABRICATION, INC.
I N D E X

GLOSSARY OF TERMS

As used in this Report for the quarter ended June 30, 2018, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

direct labor hours:	Hours worked by employees directly involved in the production of the Company’s products. These hours do not include support personnel hours such as maintenance, warehousing and drafting.

EPC:	Engineering, procurement and construction phases of a complex project; EPC typically refers to a contract that requires the project management and coordination of these significant activities.

Exchange Act:	Securities Exchange Act of 1934, as amended.

FASB:	Financial Accounting Standards Board.

FPSO:	Floating Production Storage and Offloading vessel. A floating vessel used by the offshore oil and gas industry for the production and processing of hydrocarbons and for the storage of oil.

GAAP:	Generally accepted accounting principles in the U.S.

GOM:	Gulf of Mexico.

inland or inshore:	Inside coastlines, typically in bays, lakes and marshy areas.

jacket:
A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

LIBOR:	London Inter-Bank Offered Rate.

MinDOC:
Minimum Deepwater Operating Concept. A floating production platform designed for stability and dynamic positioning response to waves consisting of three vertical columns arranged in a triangular shape connected to upper and lower pontoon sections.

modules:
Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a petrochemical or industrial system. These modules are pre-fabricated at our facilities and then transported to the customer's location for final integration.

MPSV:	Multi-Purpose Service Vessel.

NOL(s):	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore:	In unprotected waters outside coastlines.

OSV:	Offshore Support Vessel.

piles:	Rigid tubular pipes that are driven into the seabed to support platforms.

platform:	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel:	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SeaOne:	SeaOne Caribbean, LLC.

SeaOne Project:
The engineering, procurement, construction, installation, commissioning and start-up work for SeaOne's Compressed Gas Liquids Caribbean Fuels Supply Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America.

SEC:	U.S. Securities and Exchange Commission.

skid unit:	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties:
Historically, our Texas North Yard and Texas South Yard properties and equipment located in Aransas Pass and Ingleside, Texas, respectively. The Company sold the Texas South Yard, together with improvements and related machinery and equipment on April 20, 2018. The Texas North Yard, together with improvements and related machinery and equipment is held for sale.

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

Surety
A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the Company's performance of construction contracts.

T&M:	Work performed and billed to the customer generally at contracted time and materials rates which can include a mark-up.

Texas North Yard:
Our Texas North Yard consists of our fabrication yard located in Aransas Pass, Texas, along the U.S. Intracoastal Waterway approximately three miles north of the Corpus Christi Ship Channel. This property is situated on approximately 196 acres. Our Texas North Yard, together with its improvements and related machinery and equipment is held for sale.

Texas South Yard:
Historically, our Texas South Yard consisted of our fabrication yard located in Ingleside, Texas on the northwest corner of the Corpus Christi Ship Channel at the intersection of the Corpus Christi Ship Channel and the U.S. Intracoastal Waterway. The Company sold this property on April 20, 2018.

this Report	This quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2018.

TLP:
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,004	$8,983
Held-to-maturity, short-term investments	7,481	—
Contracts receivable and retainage, net	31,928	28,466
Contracts in progress	36,471	28,373
Insurance receivable	7,197	—
Prepaid expenses and other assets	4,357	3,833
Inventory	5,557	4,933
Assets held for sale	43,797	104,576
Total current assets	168,792	179,164
Property, plant and equipment, net	81,819	88,899
Other assets	6,078	2,777
Total assets	$256,689	$270,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,965	$18,375
Advance billings on contracts	4,165	5,136
Deferred revenue, current	928	4,676
Accrued contract losses	5,999	7,618
Accrued expenses and other liabilities	9,062	12,741
Income tax payable	—	119
Total current liabilities	36,119	48,665
Deferred revenue, noncurrent	2,489	769
Other liabilities	2,691	1,913
Total liabilities	41,299	51,347
Shareholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized, 15,043,068 issued and outstanding at June 30, 2018, and 14,910,498 at December 31, 2017, respectively	10,888	10,823
Additional paid-in capital	101,035	100,456
Retained earnings	103,467	108,214
Total shareholders’ equity	215,390	219,493
Total liabilities and shareholders’ equity	$256,689	$270,840
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$54,014	$45,868	$111,304	$83,860
Cost of revenue	54,713	57,488	111,324	100,378
Gross loss	(699)	(11,620)	(20)	(16,518)
General and administrative expenses	5,092	4,640	9,801	8,570
Asset impairment	610	—	1,360	389
Operating loss	(6,401)	(16,260)	(11,181)	(25,477)
Other income (expense):
Interest expense, net	(92)	(146)	(238)	(205)
Other income (expense), net	7,125	(266)	6,814	(257)
Total other income (expense)	7,033	(412)	6,576	(462)
Net income (loss) before income taxes	632	(16,672)	(4,605)	(25,939)
Income tax expense (benefit)	83	(5,749)	142	(8,561)
Net income (loss)	$549	$(10,923)	$(4,747)	$(17,378)
Per share data:
Basic and diluted income (loss) per share - common shareholders	$0.04	$(0.73)	$(0.32)	$(1.17)
Cash dividends declared per common share	$—	$0.01	$—	$0.02
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2018	14,910,498	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(4,747)	(4,747)
Vesting of restricted stock	132,570	(79)	(708)	—	(787)
Compensation expense - restricted stock	—	144	1,287	—	1,431
Balance at June 30, 2018	15,043,068	$10,888	$101,035	$103,467	$215,390
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,

	2018	2017
Cash flows from operating activities:
Net loss	$(4,747)	$(17,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	8	17
Depreciation and amortization	5,360	7,476
Amortization of deferred revenue	(489)	(1,887)
Asset impairment	1,360	389
(Gain) loss on sale of assets, net	(3,599)	259
Gain on insurance recoveries, net	(3,342)	—
Deferred income taxes	—	(8,784)
Compensation expense - restricted stock	1,431	1,583
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(6,438)	(17,927)
Contracts in progress	(8,098)	(4,814)
Prepaid expenses, inventory, and other assets	(1,693)	303
Accounts payable	(2,410)	10,308
Advance billings on contracts	(971)	4,665
Deferred revenue	(1,538)	(5,078)
Deferred compensation	726	393
Accrued expenses and other liabilities	(436)	(795)
Accrued contract losses	(1,620)	3,127
Current income taxes and other	69	207
Net cash used in operating activities	(26,427)	(27,936)
Cash flows from investing activities:
Capital expenditures	(891)	(1,824)
Purchase of held to maturity, short-term investments	(7,474)	—
Proceeds from the sale of property, plant and equipment	56,446	2,120
Recoveries from insurance claims	2,165	—
Net cash provided by investing activities	50,246	296
Cash flows from financing activities:
Tax payments made on behalf of employees from withheld, vested shares of common stock	(787)	(884)
Payment of financing cost	(11)	(61)
Payments of dividends on common stock	—	(299)
Proceeds received from borrowings under our Credit Agreement	15,000	—
Repayment of borrowings under our Credit Agreement	(15,000)	—
Net cash used in financing activities	(798)	(1,244)
Net change in cash and cash equivalents	23,021	(28,884)
Cash and cash equivalents at beginning of period	8,983	51,167
Cash and cash equivalents at end of period	$32,004	$22,283

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities for EPC projects. We recently completed the fabrication of complex modules for the construction of a new petrochemical plant, and we completed the newbuild construction of a technologically-advanced OSV that we delivered after the end of our fiscal quarter on July 31, 2018. Current projects include the construction of ten harbor tug vessels and two offshore marine research vessels. We were recently awarded a contract for the construction of a towing, salvage and rescue ship for the U.S. Navy with options for seven additional vessels. In 2015, we fabricated wind turbine pedestals for the first offshore wind power project in the United States. We also constructed one of the largest liftboats servicing the GOM, one of the deepest production jackets in the GOM and the first SPAR hull fabricated in the United States. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators. We operate and manage our business through four operating divisions: Fabrication, Shipyard, Services and EPC. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. As of the date of this Report, we have sold our Texas South Yard, and our Texas North Yard is held for sale.

The consolidated financial statements include the accounts of Gulf Island Fabrication, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited, consolidated financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report.

Business Outlook

Our primary focus continues to be maintaining liquidity and securing meaningful backlog in the near-term and generating cash flow from operations in the longer-term. Beginning in 2015 and through the date of this Report, we have implemented initiatives to strategically reposition the Company to attract new customers, participate in the buildup of petrochemical facilities, pursue offshore wind markets, enter the EPC industry and diversify our customers within our Shipyard Division. Additionally, we initiated efforts to rebuild liquidity, preserve cash and lower costs including reducing our workforce and reducing the cash compensation paid to our directors and the salaries of our executive officers as well as developing a plan to sell certain underutilized assets.

On April 20, 2018, we sold our Texas South Yard for $55.0 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $0.8 million of previously received earnest money. See further discussion of the sale of our Texas South Yard in Note 2. The net proceeds received rebuilt our liquidity, provided support for upcoming projects, our continued investment in our EPC Division and for other general corporate purposes. We continue to market our Texas North Yard and hope to have a negotiated contract for the sale of our Texas North Yard in the near future.

We believe that our cash and cash equivalents on hand and held-to-maturity, short-term investments and funds available under our Credit Agreement will enable the Company to meet its working capital needs, capital expenditure requirements, any debt service obligations and other funding requirements for at least twelve months from the date of this Report.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Held-to-maturity, short-term investments

Held-to-maturity, short-term investments include U.S. Treasuries and other investment-grade commercial paper with maturities of six months or less. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All of our held-to-maturity, short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements. See Note 5 related to our fair value measurements.

Income Taxes

As of December 31, 2017, we had gross, federal net operating losses that are eligible for carryforward to offset future taxable income of $62.8 million, of which $4.0 million will expire on December 31, 2035. Our remaining federal net operating loss carryforwards will expire December 31, 2037. We have provided a valuation allowance to reserve for deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, we had a valuation allowance of $1.4 million and $0.4 million, respectively offsetting our deferred tax assets.

We continue to evaluate the impact of the Tax Cuts and Jobs Act of 2017. No revisions were recorded during the three or six months ended June 30, 2018, and we have not made a material adjustment to the provisional tax amounts we recorded under Staff Accounting Bulletin 118 at December 31, 2017.

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

We adopted Topic 606, as required, effective January 1, 2018. Our implementation included a detailed review of our significant contracts that were not substantially complete. We concluded that Topic 606 did not impact the timing of recognition of revenue from T&M contracts which is recognized as the work is performed and the costs are incurred at the contracted rates. Our evaluation concluded that revenue recognition from our fixed-price and unit-rate contracts using the percentage-of-completion method, computed by measuring the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract is still appropriate. Adoption of Topic 606, however, did require us to include contract labor amounts and certain costs from outside services within our measure of progress of percent complete in order to comply with Topic 606. Previously, we treated certain of these costs as "pass-through costs." Our assessment of these costs for the significant contracts in place at the time of adoption concluded that adoption of Topic 606 effective January 1, 2018, was immaterial to the consolidated financial statements and no cumulative adjustment was required. See Note 3 for further discussion regarding the adoption of Topic 606.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to record most leases on their balance sheet but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position and related disclosures; however, we expect to record our lease obligations on our balance sheet.

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

NOTE 2 – ASSETS HELD FOR SALE
South Texas Properties:

On April 20, 2018, we closed the sale of our Texas South Yard for a sale price of $55.0 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing which was in addition to the $0.8 million of previously received earnest money. The net proceeds received rebuilt our liquidity, which provided support for projects, our ontinued investment in our EPC Division and for other general corporate purposes. We recognized a gain of approximately $3.9 million from the sale during the second quarter of 2018; however, we do not anticipate any material cash tax liability given our NOLs.

Our Texas North Yard represents excess capacity within our Fabrication Division. We continue to market our Texas North Yard with interested parties and hope to have a negotiated contract for the sale of our Texas North Yard in the near future.

We do not expect the sale of these assets to impact in any respect our ability to operate our Fabrication Division. The sale of our South Texas Properties does not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at other facilities.

Hurricane Harvey Insurance Recoveries:

On August 25, 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey which made landfall as a Category 4 hurricane. On June 28, 2018, we agreed to a global settlement with our insurance carriers in the amount of $15.4 million. As of June 30, 2018, we had received payments totaling $8.2 million and the remaining $7.2 million has been recorded as an insurance receivable on our Consolidated Balance Sheet as of June 30, 2018, which represents a non-cash change within our Consolidated Statement of Cash Flows related to our insurance receivable. As of the date of this Report, we have received payment for the full settlement amount.

In applying the settlement, we allocated the claim amounts less agreed upon deductibles to the respective groups of assets and reimbursement of costs incurred included in our settlement agreement as follows:

•	Clean-up and repair related costs of $1.6 million, less deductibles applied of approximately $0.3 million that we have incurred since August 25, 2017, through June 30, 2018.

•
A gain on insurance recoveries of $3.6 million included within other income (expense) on our Consolidated Statement of Operations that was recorded during the second quarter of 2018 primarily related to two buildings that were declared a total loss and five damaged cranes that were sold during the second quarter of 2018.

•
Insurance recoveries of $8.9 million which offset impairments of damaged assets at our Texas North Yard. Because we do not intend to repair the remaining buildings, improvements and related equipment, we recorded an impairment of $8.9 million, $5.1 million of which was recorded during the three months ended March 31, 2018. Our impairment was based upon our best estimate of the decline in the fair value of the property and related equipment. The insurance recovery fully offset this amount.

During the second quarter of 2018, we recorded an impairment of $0.6 million primarily related to a piece of equipment that we sold during July 2018. During the three months ended March 31, 2018, we recorded an impairment of $0.8 million related to a piece of equipment at our Texas North Yard that we intend to sell at auction. The impairments were calculated as their net book values less management's estimated net proceeds from the sales.

Shipyard Division Assets:

Our Shipyard Division assets held for sale at June 30, 2018, primarily consist of a 2,500-ton drydock located at our Houma Shipyard. During the first quarter of 2017, management placed the assets at our former Prospect Shipyard for sale, and we recorded an impairment of $0.4 million related to those assets based upon their estimated sale price. During the second quarter of 2017, we sold two drydocks for proceeds of $2.0 million and recorded a loss on sale of $0.3 million. During the fourth quarter of 2017, we recorded an additional impairment of $0.6 million in connection with our termination of the former Prospect Shipyard lease. Our net book value of property, plant and equipment for these assets was $1.9 million at June 30, 2018. Our shipyard assets held for sale do not qualify for discontinued operations presentation.

A summary of the assets included in assets held for sale as of June 30, 2018, including our Texas North Yard and the Shipyard Division assets is as follows (in thousands):

Assets	Texas North Yard	Shipyard Division Assets	Consolidated
Land	$2,157	$—	$2,157
Buildings and improvements	28,368	—	28,368
Machinery and equipment	55,170	2,187	57,357
Less: accumulated depreciation	(43,787)	(298)	(44,085)
Total assets held for sale	$41,908	$1,889	$43,797

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

Materials and subcontractor services that represent an insignificant portion of the work to complete the project do not reflect an accurate measure of project completion are considered pass-through costs. Prior to the adoption of Topic 606, we defined pass-through costs as material, freight, equipment rental, and sub-contractor services. Pass-through costs are included in revenue and direct costs of revenue with no impact on the gross profit realized for that particular period.

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
Revenue and gross profit on contracts can be significantly affected by variable consideration, which can be in the form of unpriced change orders, claims, incentives, penalties, and liquidating damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the most likely amount to which we expect to be entitled and include estimated amounts in the transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. For the three and six months ended June 30, 2018 and 2017, we included no amounts in revenue related to unpriced change orders, claims, or incentives. As disclosed in our 2017 Annual Report, we recorded a reduction to our estimated contract price of $11.7 million of variable consideration related to liquidated damages on projects in our Shipyard Division during the fourth quarter of 2017.

Adoption of Topic 606

As discussed in Note 1, we adopted Topic 606 on January 1, 2018. The reported results for the three and six months ended June 30, 2018, reflect the application of Topic 606 guidance while the reported results for 2017 were prepared under the guidance of Topic 605. Topic 606 represents a change in accounting principle and requires enhanced disclosures related to the disaggregation of revenue and the anticipated timing and completion of remaining performance obligations.

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

Our adoption of Topic 606 for the three and six months ended June 30, 2018, was immaterial and is not expected to have a significant impact on future financial results.

Disaggregation of Revenue

The following tables detail our revenue within each division disaggregated by contract type and timing of revenue recognition for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$8,590	$21,260	$11,718	$—	$(1,283)	$40,285
Service contract revenue (2)	—	2,360	10,487	—	—	12,847
Other (3)	—	—	—	882	—	882
Total	$8,590	$23,620	$22,205	$882	$(1,283)	$54,014

	Three Months Ended June 30, 2017
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$13,990	$17,021	$9,103	$—	$(1,821)	$38,293
Service contract revenue (2)	—	1,282	6,293	—	—	7,575
Other (3)	—	—	—	—	—	—
Total	$13,990	$18,303	$15,396	$—	$(1,821)	$45,868

	Six Months Ended June 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$25,860	$38,481	$23,004	$—	$(1,771)	$85,574
Service contract revenue (2)	—	3,704	21,071	—	—	24,775
Other (3)	—	—	—	955	—	955
Total	$25,860	$42,185	$44,075	$955	$(1,771)	$111,304

	Six Months Ended June 30, 2017
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Lump sum and fixed-price construction (1)	$24,199	$33,727	$14,822	$—	$(3,170)	$69,578
Service contract revenue (2)	—	2,997	11,285	—	—	14,282
Other (3)	—	—	—	—	—	—
Total	$24,199	$36,724	$26,107	$—	$(3,170)	$83,860

____________
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

Future Performance Required Under Fixed-Price Contracts

Topic 606 requires companies to disclose the remaining revenue to be earned under performance obligations for the portion of contracts yet to be completed as of June 30, 2018 (in thousands).

By Segment	Performance Obligations as of June 30, 2018
Fabrication	$1,871
Shipyard (1)	295,506
Services	7,607
EPC	1,618
Intersegment eliminations	(193)
Total	$306,409

_____________
(1) Amount excludes approximately $30.2 million in the aggregate of remaining performance obligations under dispute pursuant to a termination notice from a customer relating to contracts to build MPSVs.

We expect to recognize our remaining performance obligations in revenue in the following periods:

Year	$'s
Remainder of 2018	$86,378
2019	140,831
2020	69,890
2021	8,645
2022	665
Total	$306,409

Contracts in Progress and Advance Billings on Contracts

Revenue recognition and customer invoicing may occur at different times. Revenue recognition is based upon our calculation of percent of work complete; however, customer invoicing will generally depend upon a predetermined billing schedule as stated in the contract which could allow for customer advance payments or invoicing based upon achievement of certain milestones. Revenue earned but not yet invoiced is reflected as contracts in progress and included in current assets on our consolidated balance sheet. Billings made to our customers in advance of revenue being earned are reflected as advance billings on contracts and included in current liabilities on our balance sheet. Contracts in progress at June 30, 2018, totaled $36.5 million with $31.1 million relating to three major customers. Advance billings on contracts at June 30, 2018, was $4.2 million and included advances of $3.5 million from five major customers. Accrued contract losses were $6.0 million and $7.6 million as of June 30, 2018, and December 31, 2017, respectively.

NOTE 4 – CONTRACTS RECEIVABLE AND RETAINAGE
Our customers include: (1) major and large independent oil and gas companies, (2) petrochemical and industrial facilities, (3) marine companies and their contractors and (4) agencies of the U.S. Government. Of our contracts receivable balance at June 30, 2018, $12.3 million, or 38.4%, was with one customer. The significant projects for this one customer consist of offshore services related to repair, installation and hook-up work within our Services Division.

As of June 30, 2018, we included an allowance for bad debt of $0.9 million in our contract receivable balance which primarily relates to a customer within our Fabrication Division for the storage of an offshore drilling platform that was fully reserved in 2016.
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

Recurring fair value measurements and financial instruments - The carrying amounts that we have reported for financial instruments, including cash and cash equivalents, held-to-maturity, short-term investments, accounts receivables and accounts payables, approximate their fair values.

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less costs to sell. The determination of fair value generally requires the use of significant judgment. We have classified our assets at our Texas North Yard and a drydock within our Shipyard Division as assets held for sale at June 30, 2018. See Note 2 for further disclosure relating to our assets held for sale.

On June 28, 2018, we agreed to a global settlement with our insurance carriers in the amount of $15.4 million. In applying the settlement amounts, we allocated the claim amounts less agreed upon deductibles included in our settlement agreement to the respective groups of assets and reimbursement of costs incurred related to our storm preparation and clean-up. During the first quarter of 2018, management determined its intention was to sell the remaining Texas North Yard and related equipment and not to expend any of the insurance funds for repairs. As of June 30, 2018, we reviewed the remaining buildings and equipment at the Texas North Yard, and we impaired our Texas North Yard in total by $8.9 million, $5.1 million of which was previously recorded during the three months ended March 31, 2018, based upon our best estimate of the decline in the fair value of the property and related equipment. We recorded a corresponding insurance recovery fully offsetting this amount. See further discussion of the application of our Hurricane Harvey insurance recoveries in Note 2.

During the second quarter of 2018, we recorded an impairment of $0.6 million related to a piece of equipment that we sold during the third quarter of 2018. During the three months ended March 31, 2018, we recorded an impairment of $0.8 million related to a piece of equipment at our Texas North Yard that we intend to sell at auction. The impairments were calculated as management's estimated net proceeds from the sales less their net book values. During the six months ended June 30, 2017, we recorded an impairment of $0.4 related to the Shipyard Division assets held for sale. Our impairments represent level 3 fair value measurements.

NOTE 6 – EARNINGS PER SHARE AND SHAREHOLDERS' EQUITY
Earnings per Share:
The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted:
Numerator:
Net income (loss)	$549	$(10,923)	$(4,747)	$(17,378)
Less: Distributed and undistributed loss (unvested restricted stock)	—	(53)	—	(87)
Net income (loss) attributable to common shareholders	$549	$(10,870)	$(4,747)	$(17,291)
Denominator:
Weighted-average shares (1)	15,043	14,851	15,004	14,805
Basic and diluted income (loss per share - common shareholders	$0.04	$(0.73)	$(0.32)	$(1.17)
______________
(1) We have no dilutive securities.

NOTE 7 – LINE OF CREDIT
We have a $40.0 million Credit Agreement maturing June 9, 2019. The Credit Agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and general corporate purposes. We believe that our Credit Agreement, will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. Interest on drawings under the Credit Agreement may be designated, at our option, as either Base Rate (as defined in the Credit Agreement) or LIBOR plus 2% per annum. Unused commitment fees on the undrawn portion of the Credit Agreement are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lender is 2% per annum. The Credit Agreement is secured by substantially all of our assets (other than the remaining assets held for sale at our South Texas Properties).

At June 30, 2018, we had no amount outstanding under our Credit Agreement, and we had outstanding letters of credit of $5.5 million leaving availability of $34.5 million.

We must comply with the following financial covenants each quarter during the term of the Credit Agreement:

i.	Ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	Minimum tangible net worth requirement of at least the sum of:

a)	$185.0 million, plus

b)
An amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017, including 50% of any gain attributable to the sale of all or substantially all of our South Texas Properties (with no deduction for a net loss in any such fiscal quarter), plus

c)	100% of the proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

As of June 30, 2018, we were in compliance with all of our financial covenants.

NOTE 8 - SEGMENT DISCLOSURES

We have structured our operations with four operating divisions, and one corporate non-operating division. We believe that our operating divisions and our corporate non-operating division each represent a reportable segment under GAAP. Our EPC Division was created in December 2017 to manage expected work we will perform for the SeaOne Project and other projects that may require EPC project management services. As part of our efforts to strategically reposition the Company (see Note 1), we may change how we manage the business which could result in a change in our reporting segments in future periods. Our operating divisions and corporate non-operating division at June 30, 2018 are discussed below.

Fabrication Division - Our Fabrication Division primarily fabricates structures such as offshore drilling and production platforms and other steel structures for customers in the oil and gas industry including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. Our Fabrication Division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for the first offshore wind power project in the United States) as well as modules for petrochemical facilities. We perform these activities out of our fabrication yards in Houma, Louisiana. As of the date of this Report, our Texas South Yard has been sold and our Texas North Yard is held for sale. See Note 2 for further disclosure relating to our South Texas Properties.

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

EPC Division - Late in the fourth quarter of 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for their SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on the terms of the engagement with SeaOne. We created our EPC Division to manage this project and future similar projects. We understand that SeaOne is in the process of securing financing to move forward with its project. We are hopeful that the SeaOne Project will initiate planning and initial construction efforts in early 2019. We are strengthening our internal project management capabilities through the hiring of additional personnel to service this potential project.

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

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Corporate administrative costs and overhead are allocated to our four operating divisions for expenses that directly relate to the operations or relate to shared services as discussed above. Intersegment revenue is priced at the estimated fair value of work performed. Summarized financial information concerning our divisions as of and for the three and six months ended June 30, 2018, and 2017, is as follows (in thousands):

	Three Months Ended June 30, 2018
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$8,590	$23,620	$22,205	$882	$—	$(1,283)	$54,014
Gross profit (loss)	(1,667)	(2,776)	3,585	543	(384)	—	(699)
Operating income (loss)	(3,227)	(3,374)	2,823	58	(2,681)	—	(6,401)
Total assets (1)	101,498	88,305	35,197	888	30,801	—	256,689
Depreciation and amortization expense	1,047	1,051	383	—	130	—	2,611
Capital expenditures	—	653	98	—	69	—	820

	Three Months Ended June 30, 2017
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$13,990	$18,303	$15,396	—	$—	$(1,821)	$45,868
Gross profit (loss)	1,931	(13,851)	390	—	(90)	—	(11,620)
Operating income (loss)	1,098	(14,834)	(257)	—	(2,267)	—	(16,260)
Total assets (1)	164,211	98,393	30,592	—	14,390	—	307,586
Depreciation and amortization expense	1,152	995	422	—	207	—	2,776
Capital expenditures	746	546	106	—	35	—	1,433

	Six Months Ended June 30, 2018
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$25,860	$42,185	$44,075	$955	$—	$(1,771)	$111,304
Gross profit (loss)	(1,886)	(3,799)	6,199	235	(769)	—	(20)
Operating income (loss)	(4,821)	(5,192)	4,703	(667)	(5,204)	—	(11,181)
Total assets (1)	101,498	88,305	35,197	888	30,801	—	256,689
Depreciation and amortization expense	2,196	2,120	776	—	268	—	5,360
Capital expenditures	—	659	163	—	69	—	891

	Six Months Ended June 30, 2017
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$24,199	$36,724	$26,107	$—	$—	$(3,170)	$83,860
Gross profit (loss)	(1,034)	(15,556)	423	—	(351)	—	(16,518)
Operating loss	(2,688)	(17,892)	(890)	—	(4,007)	—	(25,477)
Total assets (1)	164,211	98,393	30,592	—	14,390	—	307,586
Depreciation and amortization expense	4,287	2,004	854	—	331	—	7,476
Capital expenditures	848	818	106	—	52	—	1,824
_______________
1) Intercompany balances have been excluded.

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

MPSV Termination Letter

We received a notice of purported termination from a customer within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. Pending resolution of the dispute, all work has been stopped and the vessels and associated equipment and material are in our care and custody at our shipyard in Houma, Louisiana. The customer has notified our Surety of its intent to require completion of the vessel under the Surety's bond. We have notified and met with our Surety regarding our disagreement with our customer's claims. Discussion with the Surety are ongoing. The Company will continue to enforce its rights under the agreements and defend any claims asserted against the Company by its customer. Management is unable to estimate the probability of a favorable or unfavorable outcome as well as an estimate of potential loss, if any, at this time. We cannot guarantee that we will not incur additional costs as we negotiate with this customer. At June 30, 2018, our net balance sheet exposure was $12.4 million.

NOTE 10 – SUBSEQUENT EVENTS

During the first quarter of 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship ("T-ATS") vessel with the U.S. Navy for $63.6 million with an option for seven additional vessels which was subsequently protested by one of the unsuccessful bidders. On July 16, 2018, we were notified that the award was upheld by the U.S. Government Accountability Office and thus given a notification to proceed. We were recently notified that this unsuccessful bidder has filed a subsequent protest with the Department of Justice. We have been granted a partial stay which allows us to proceed with design development, planning, scheduling and material ordering leading up to the start of construction. Actual construction of the vessel cannot begin until a final ruling is issued by the Department of Justice. We are in process of working with the U.S. Navy to re-establish a timeline under this contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement on Forward-Looking Information
This Report contains forward-looking statements in which we discuss our potential future performance, primarily in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to oil and gas prices, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, changes in backlog estimates, suspension or termination of projects, timing and award of new contracts, financial ability and credit worthiness of our customers, consolidation of our customers, competitive pricing and cost overruns, entry into new lines of business, ability to raise additional capital, ability to sell certain assets, advancement on the SeaOne Project, ability to resolve dispute with a customer relating to the purported termination of contracts to build MPSVs, ability to remain in compliance with our covenants contained in our credit agreement, ability to employ skilled workers, operating dangers and limits on insurance coverage, weather conditions, competition, customer disputes, adjustments to previously reported profits under the percentage-of-completion method, loss of key personnel, compliance with regulatory and environmental laws, ability to utilize navigation canals, performance of subcontractors, systems and information technology interruption or failure and data security breaches and other factors described in Item 1A. “Risk Factors” included in our 2017 Annual Report as may be updated by subsequent filings with the SEC.
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

Executive Summary

We are a leading fabricator of complex steel structures and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation and alternative energy projects and shipping and marine transportation operations. We also provide related installation, hookup, commissioning, repair and maintenance services with specialized crews and integrated project management capabilities. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power and marine operators and agencies of the United States Government. We operate and manage our business through four operating divisions: Fabrication, Shipyard, Services and EPC. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. As of the date of this Report, we have sold our Texas South Yard, and our Texas North Yard is held for sale.

Beginning in 2015 and through the date of this Report, we have implemented a number of initiatives to strategically reposition the Company to attract new customers, participate in the buildup of petrochemical facilities, pursue offshore wind markets, enter the EPC industry and diversify our customers within our Shipyard Division. Additionally, we initiated efforts to rebuild liquidity, preserve cash and lower costs including reducing our workforce and, reducing the cash compensation paid to our directors and the salaries of our executive officers as well as developing a plan to sell certain underutilized assets.

Sales of Assets

In early 2017, we announced our plan to rationalize underutilized assets including the two fabrication yards and related equipment located at our South Texas Properties.

On April 20, 2018, we closed on the sale of our Texas South Yard for $55 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $0.8 million of previously received earnest money. The net proceeds received rebuilt our liquidity, provided support for upcoming projects, continued investment in our EPC Division and for other general corporate purposes. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the sale of our Texas South Yard. We recognized a gain on sale during the second quarter of 2018 related to this transaction of approximately $3.9 million. Completing the sale of the Texas South Yard was an important liquidity generating event and will facilitate the Company’s continued strategic repositioning from offshore oil and gas markets to a more diversified customer base. We continue to market our Texas North Yard and hope to have a negotiated contract for the sale of our Texas North Yard in the near future.

During the second quarter of 2018, we recorded an impairment of $0.6 million primarily related to a piece of equipment that we sold in July 2018. During the three months ended March 31, 2018, we recorded an impairment of $0.8 million related to a piece of equipment at our Texas North Yard that we intend to sell at auction. The impairments were calculated as management's estimated net proceeds from the sales less their net book values.

Hurricane Harvey and Insurance Recoveries

On August 25, 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey, which made landfall as a Category 4 hurricane. On June 28, 2018, we agreed to a global settlement with our insurance carriers in the amount of $15.4 million. As of June 30, 2018, we had received payments totaling $8.2 million and the remaining $7.2 million has been recorded as an insurance receivable on our Consolidated Balance Sheet as of June 30, 2018, which represents a non-cash change within our Consolidated Statement of Cash Flows related to our insurance receivable. As of the date of this Report, we have received payment for the full settlement amount.

In applying the settlement, we allocated the claim amounts less agreed upon deductibles to the respective groups of assets and reimbursement of costs incurred included in our settlement agreement as follows:

•	Clean-up and repair related costs of $1.6 million, less deductibles applied of approximately $0.3 million that we have incurred since August 25, 2017 through June 30, 2018.

•
A gain on insurance recoveries of $3.6 million included within other income (expense) on our Consolidated Statement of Operations that was recorded during the second quarter of 2018 primarily related to two buildings that were declared a total loss and five damaged cranes that were sold during the second quarter of 2018.

•
Insurance recoveries of $8.9 million which offset impairment of damaged assets at the Texas North Yard. Because we do not intend to repair the remaining buildings, improvements and related equipment, we recorded impairment of $8.9 million, $5.1 million of which was recorded during the three months ended March 31, 2018. Our impairment was based upon our best estimate of the decline in the fair value of the property and related equipment. The insurance recovery fully offset this amount.

Ongoing Efforts to Increase Our Backlog, Diversify of Our Customer Base and Resolve Customer Dispute

Petrochemical work - During the second quarter of 2018, we completed the fabrication of four modules for a new petrochemical facility. We delivered these modules on time. We continue to search for additional fabrication work in the petrochemical industry to add to our current backlog.

Pursuit of offshore wind - We believe that future requirements from generators and utilities to provide electricity from renewable and green sources will result in continued growth of offshore wind projects. We fabricated wind turbine pedestals for the first offshore wind power project in the United States in 2015, and we believe that we possess the expertise to obtain significant future work in this sector. During the first quarter of 2018, we signed a contract for the fabrication of one meteorological tower and platform for a customer's offshore wind project located off the U.S. coast of Maryland. We completed the fabrication work in the second quarter of 2018 and have included invoiced amounts in contracts receivable on our Consolidated Balance Sheet. This project was relatively small; however, it represents our continued ability to provide structures for this emerging industry. We may also partner with other companies to take advantage of growth in this area. We have executed a teaming agreement with the EEW Group to source future U.S. offshore wind projects. There is no guarantee that we will be successful in participating in any of these future projects.

Diversification of our Shipyard Division customer base - We continue to be successful in our efforts to diversify our capabilities within our Shipyard Division.

•
During the first quarter of 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship ("T-ATS") vessel with the U.S. Navy for $63.6 million with an option for seven additional vessels which was subsequently protested by one of the unsuccessful bidders. On July 16, 2018, we were notified that the award was upheld by the U.S. Government Accountability Office and thus given a notification to proceed. We were recently notified that this unsuccessful bidder has filed a subsequent protest with the Department of Justice. We have been granted a partial stay which allows us to proceed with design development, planning, scheduling and material ordering leading up to the start of construction. Actual construction of the vessel cannot begin until a final ruling is issued by the Department of Justice. We are in process of working with the U.S. Navy to re-establish a timeline under this contract.

•
We signed change orders on May 1, 2018, with two different customers. Each change order was for the construction of one additional harbor tug boat for approximately $13.0 million per boat. Each customer has an additional option for one more harbor tug boat. We are now constructing a total of five harbor tug boats for each customer. If the additional options are exercised, we will build a total of 12 harbor tug boats for these two customers.

•
On June 11, 2018, one of our customers exercised their option for a second, newbuild construction of an additional Regional Class Research Vessel ("RCRV") for $67.6 million. The first vessel was awarded in July of 2017 which included options for two additional vessels.

Continued growth within our Services Division - Generally, we believe demand for our Services Division will increase in 2018 beyond the contractual backlog amount in place as of June 30, 2018. Work associated with offshore tie-backs, upgrades and maintenance remains strong. We will continue to pursue opportunities within the offshore/inshore plant expansion and maintenance programs as well as targeting growth of developing fields in West Texas.

Our EPC Division - As discussed in our 2017 Annual Report, we were selected as the prime contractor for the SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. SeaOne’s selection of us is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. In anticipation of this project advancing, we are enhancing our internal project management capabilities through the hiring of additional personnel to service this project. We received an additional early works purchase order from SeaOne for approximately $1.2 million. We continue to work with SeaOne on finalizing initial engineering design and project pricing. We understand that SeaOne is in the process of securing financing to move forward with its project. We are hopeful that the SeaOne Project will initiate planning and initial construction efforts in early 2019.

Completion of our MPSV contract - As previously disclosed, on March 19, 2018, we received a notice of purported termination from a customer within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. Pending resolution of the dispute, all work has been stopped and the vessels and associated equipment and material are in our care and custody at our shipyard in Houma, Louisiana. The customer has notified our Surety of its intent to require completion of the vessel under the Surety's bond. We have notified and met with our Surety regarding our disagreement with our customer's claims. Discussions with the Surety are ongoing. The Company will continue to enforce its rights under the agreements and defend any claims asserted against the Company by its customer. Management is unable to estimate the probability of a favorable or unfavorable outcome as well as an estimate of potential loss, if any, at this time. We cannot guarantee that we will not incur additional costs as we negotiate with this customer. At June 30, 2018, our net balance sheet exposure was $12.4 million.

Outlook

Looking forward, our results of operations will be affected primarily by demand for our services and the overall number of projects in the market place. As discussed above, a significant portion of our historical customer base has been impacted by the continued level of exploration and development activity for oil and gas. We have implemented a number of initiatives to strategically reposition the Company to attract new customers, participate in the buildup of petrochemical facilities, pursue offshore wind markets, enter the EPC industry and diversify our customers within our Shipyard Division. The success of our initiatives to strategically reposition the Company and our future operations will be determined by:

•	The level of new construction and fabrication projects in the new markets we are pursuing including petrochemical facilities and offshore wind;

•	Our successful execution of an agreement with SeaOne and the ability of SeaOne to obtain financing;

•	Continued growth within our Shipyard and Services divisions;

•	Our ability to win contracts through competitive bidding or alliance/partnering arrangements;

•	Our ability to execute projects in accordance with our cost estimates and successfully manage them through completion; and

•	Our ability to resolve a dispute over purported with a Shipyard customer related to the construction of two MPSVs.

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

Backlog
We believe that backlog, a non-GAAP financial measure, provides useful information to investors. Backlog differs from the GAAP requirement to disclose future performance obligations required under fixed-price contracts as required under Topic 606 of the ASC. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of Topic 606. Backlog includes future work secured subsequent to the balance sheet date pursuant to letters of intent or other forms of authorization as well as signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 (the most comparable GAAP measure); however, represents future work that management believes is probable of being performed.
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

	June 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Consolidated
Future performance obligations required under fixed-price contracts under Topic 606 of ASC	$1,871	$295,506	$7,607	$1,618	$(193)	$306,409
Contracts signed subsequent to June 30, 2018	—	—	9,788	1,200	—	10,988
Signed contracts under purported termination (1)	—	30,157	—	—	—	30,157
Backlog	$1,871	$325,663	$17,394	$2,818	$(193)	$347,553

___________

(1)
Includes backlog for a customer for which we have received a notice of purported termination within our Shipyard Division related to the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for same. We cannot guarantee that we will be able to favorably negotiate completion of the MPSVs with this customer. See Note 9 of the Notes to Consolidated Financial Statements.

Our backlog at June 30, 2018, as compared to December 31, 2017, consisted of the following (in thousands, except for percentages):

	June 30, 2018		December 31, 2017
Division	$'s	Labor hours	$'s	Labor hours
Fabrication	$1,871	12	$15,771	150
Shipyard	325,663	1,784	184,035	1,104
Services	17,394	83	23,181	290
EPC	2,818	—	—	—
Intersegment eliminations	(193)	—	(370)	—
Total backlog	$347,553	1,879	$222,617	1,544

	June 30, 2018		December 31, 2017
	Number	Percentage	Number	Percentage
Major customers (1)	four	77.8%	four	73.0%

Backlog is expected to be recognized in revenue during:(2)	$'s	Percentage
2018	$97,366	28.0%
2019	170,987	49.2%
2020	69,890	20.1%
2021	8,645	2.5%
2022	665	0.2%
Total	$347,553	100.0%

___________

(1)	At June 30, 2018, projects for our four largest customers in terms of revenue backlog consisted of:

(i)	newbuild construction of five harbor tugs for one customer (to be completed in 2018 through 2020);

(ii)	newbuild construction of five harbor tugs for one customer (separate from above) (to be completed in 2018 through 2020);

(iii)	newbuild construction of two offshore marine research vessels (to be completed in 2020 and 2022); and

(iv)
newbuild construction of one T-ATS vessel (to be completed in 2021). This contract was protested by one of the unsuccessful bidders. On July 16, 2018, we were notified that the award was upheld by the U.S. Government Accountability Office and thus given a notification to proceed. We were recently notified that this unsuccessful bidder has filed a subsequent protest with the Department of Justice. We have been granted a partial stay which allows us to proceed with design development, planning, scheduling and material ordering leading up to the start of construction.

(2)
The timing of recognition of the revenue represented in our backlog is based on management’s current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of the recognition of revenue from our backlog.

Certain of our contracts contain options which grant the right to our customer, if exercised, for the construction of additional vessels at contracted prices. We do not include options in our backlog above. If all options under our current contracts were exercised, our backlog would increase by $562.7 million. We believe disclosing these options provides investors with useful information in order to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised. We have not received any commitments related to the exercise of these options from our customers, and we can provide no assurance that any or all of these options will be exercised.
As we add backlog, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to execute our projects well and to support our project risk mitigation discipline for all new projects. This may negatively impact near-term results.
Workforce
As of June 30, 2018, we had 847 employees compared to 977 employees as of December 31, 2017. Labor hours worked were 947,000 during the six months ended June 30, 2018, compared to 1 million for the six months ended June 30, 2017. The decrease in our labor hours worked is primarily within our Fabrication Division due to completion of complex modules for the construction of a new petrochemical plant with no immediate replacement Fabrication backlog as well as the suspension of construction of the two MPSVs within our Shipyard Division pending resolution of our dispute over termination with our MPSV customer. This was partially offset by improved demand within our Services Division. See Note 9 of the Notes to Consolidated Financial Statements related to our MPSV contract termination dispute.

Results of Operations
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017 (in thousands, except for percentages):
Consolidated

	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$54,014	$45,868	$8,146	17.8%
Cost of revenue	54,713	57,488	(2,775)	(4.8)%
Gross loss	(699)	(11,620)	10,921	94.0%
Gross loss percentage	(1.3)%	(25.3)%
General and administrative expenses	5,092	4,640	452	9.7%
Asset impairment	610	—	610	100.0%
Operating loss	(6,401)	(16,260)	9,859	60.6%
Other income (expense):
Interest expense, net	(92)	(146)	54	37.0%
Other income (expense), net	7,125	(266)	7,391	2,778.6%
Total other income (expense)	7,033	(412)	7,445	1,807.0%
Net income (loss) before income taxes	632	(16,672)	17,304	103.8%
Income tax expense (benefit)	83	(5,749)	5,832	101.4%
Net income (loss)	$549	$(10,923)	$11,472	105.0%

Revenue - Our revenue for the three months ended June 30, 2018 and 2017, was $54.0 million and $45.9 million, respectively, representing an increase of 17.8%. The increase is primarily attributable to:

•	An increase of $6.8 million within our Services Division from additional demand for offshore oil and gas service related projects; and

•
An increase of $5.3 million within our Shipyard Division related to the newbuild construction of ten harbor tug vessels and an offshore marine research vessel which were not under construction during the second quarter of 2017 and $10.2 million in contract losses recorded during the three months ended June 30, 2017, which reduced our measurement of revenue progress under percentage of completion accounting for the second quarter of 2017. Additionally, we re-commenced newbuild construction for the second of two OSV's during the fourth quarter of 2017 which was in process in the second quarter of 2018 but was suspended during the second quarter of 2017.

The increase in revenue was partially offset by a decrease of $5.4 million of revenue within our Fabrication Division primarily attributable to the completion of four modules for a petrochemical plant in April 2018.

Gross loss - Our gross loss for the three months ended June 30, 2018, was $0.7 million compared to a gross loss of $11.6 million for the three months ended June 30, 2017. The improvement was primarily due to increased revenue within our Services Division as discussed above and a lower gross loss from our Shipyard Division related to $10.2 million in contract losses recorded during the three months ended June 30, 2017, reflecting cost overruns and re-work identified on two contracts relating to the construction of two MPSVs with no comparable adjustments to contract losses in the second quarter of 2018. Additionally, we decreased expenses within our Fabrication Division.

General and administrative expenses - Our general and administrative expenses were $5.1 million for the three months ended June 30, 2018, compared to $4.6 million for the three months ended June 30, 2017. The increase in general and administrative expenses for the three months ended June 30, 2018, was primarily attributable to:

•	Build-up of additional personnel for our newly created EPC Division in anticipation of the SeaOne Project;

•	Increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business; and

•	Increased employee incentives accruals related to our safety incentive program and higher employee profitability incentives within our Services Division.

This was partially offset by cost reductions and continued cost minimization efforts implemented by management for the second quarter of 2017.

Interest expense, net - Interest expense, net decreased due to fewer letters of credit issued under our Credit Agreement for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, as well as increased interest income from investments in cash equivalents and held-to-maturity, short-term investments during the three months ended June 30, 2018.

Other income (expense) - Other income, net was $7.1 million for the three months ended June 30, 2018, compared to other expense, net of $0.3 million for the three months ended June 30, 2017. Other income, net for the three months ended June 30, 2018 is primarily due to a gain on the sale of our Texas South Yard of $3.9 million and a gain on settlement of insurance recovery proceeds related to Hurricane Harvey of $3.6 million.

Income tax expense (benefit) - Our effective income tax rate for the three months ended June 30, 2018, was expense of 13.1%, compared to an effective tax rate benefit of 34.5% for the comparable period during 2017. Current expense represents state income tax within our Services Division. The decrease in the effective tax rate is the result of a valuation allowance against our deferred tax assets. See Note 1 of the Notes to Consolidated Financial Statements regarding our NOLs and deferred tax assets.

Operating Segments

The results of our four operating divisions and non-operating corporate division for the three months ended June 30, 2018 and 2017, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$8,590	$13,990	$(5,400)	(38.6)%
Gross profit (loss)	(1,667)	1,931	(3,598)	(186.3)%
Gross profit (loss) percentage	(19.4)%	13.8%
General and administrative expenses	951	833	118	14.2%
Asset impairment	610	—	610	100.0%
Operating income (loss)	(3,227)	1,098	(4,325)

Revenue - Revenue from our Fabrication Division decreased $5.4 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The decrease is attributable to the completion and delivery of four modules for a petrochemical plant during April 2018 with very little immediate replacement backlog started as a result of the temporary impacts from previously depressed oil and gas prices.

Gross profit (loss) - Gross loss from our Fabrication Division for the three months ended June 30, 2018, was $1.7 million compared to a gross profit of $1.9 million for the three months ended June 30, 2017. The gross loss was due to decreased revenue with minimal new fabrication work started during the second quarter of 2018 as discussed above.

General and administrative expenses - General and administrative expenses for our Fabrication Division increased $0.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase is primarily due to an increase in legal expense of $0.4 million for our pursuit of claims against a customer related to disputed change orders for a large deepwater project we delivered to our customer in November 2015 partially offset by decreases in salaries and employee incentives of $0.2 million due to employee reductions and decreases in corporate allocations of $0.1 million as a portion of these are now allocated to our EPC Division.

Asset impairment - We recorded an impairment of $0.6 million during the three months ended June 30, 2018, primarily related to a piece of equipment at our Texas North Yard. The impairment was calculated as management's estimated net proceeds from the sale less its net book value. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our assets held for sale. We did not record any asset impairments during the three months ended June 30, 2017, within our Fabrication Division.

Shipyard	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue (1)	$23,620	$18,303	$5,317	29.0%
Gross loss (1)	(2,776)	(13,851)	11,075	80.0%
Gross loss percentage	(11.8)%	(75.7)%
General and administrative expenses	597	983	(386)	(39.3)%
Operating loss (1)	(3,374)	(14,834)	11,460
___________

(1)
Revenue for the three months ended June 30, 2018 and 2017, includes $0.1 million and $0.3 million of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction, respectively.

Revenue - Revenue from our Shipyard Division increased $5.3 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. During the second quarter of 2018, we were able to make progress on the construction of ten harbor tug vessels and an offshore marine research vessel which were not under construction during the second quarter of 2017. During the three months ended June 30, 2017, we also recorded $10.2 million in contract losses which reduced our measure of revenue progress under percentage of completion accounting. Additionally, we re-commenced newbuild construction for the second of two OSV's during the fourth quarter of 2017, which was suspended during the second quarter of 2017. This was partially offset by lower revenue from construction of our two MPSV contracts that were under construction during 2017, but suspended during the first quarter of 2018. See also Note 9 of the Notes to Consolidated Financial Statements for additional information relating to the suspension of construction of two MPSVs.

Gross loss - Gross loss from our Shipyard Division was $2.8 million for the three months ended June 30, 2018, compared to a gross loss of $13.9 million for the three months ended June 30, 2017. The gross loss for the three months ended June 30, 2018, was primarily attributable to underutilization of our Houma and Lake Charles shipyards and competitive pricing on current work. The improvement in gross loss of $11.1 million was primarily due to:

•	$10.2 million in contract losses recorded during the three months ended June 30, 2017, related to cost overruns and re-work identified on the two contracts relating to the construction of two MPSVs;

•	holding and closing costs during the three months ended June 30, 2017, related to our former Prospect shipyard. We terminated the lease of this facility effective December 31, 2017; and

•
holding costs during the three months ended June 30, 2017 related to a completed OSV that was delivered on February 6, 2017, but refused by our customer as well as the suspension of work on the second OSV vessel. We resolved our disputes with our OSV customer during the fourth quarter of 2017 and construction of the second OSV re-commenced. We subsequently delivered the second OSV on July 31, 2018.

General and administrative expenses - General and administrative expenses for our Shipyard Division decreased $0.4 for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, primarily due to reductions in salaries and employee incentives of $0.4 million related to reductions in our workforce period over period and decreases in corporate allocations of $0.1 million as a portion of these are now allocated to our EPC Division. This was partially offset by increases in legal expense related to our customer dispute relating to the suspension of construction of two MPSVs. See also Note 9 of the Notes to Consolidated Financial Statements for additional information relating to the suspension of construction of two MPSVs.

Services	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$22,205	$15,396	$6,809	44.2%
Gross profit	3,585	390	3,195	819.2%
Gross profit percentage	16.1%	2.5%
General and administrative expenses	762	647	115	17.8%
Operating income (loss)	2,823	(257)	3,080

Revenue - Revenue from our Services Division increased $6.8 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due to an overall increase in work resulting from increases in customer demand for offshore oil and gas related service projects.

Gross profit - Gross profit from our Services Division increased $3.2 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due to increased revenue discussed above. Our gross profit percentage increased from 2.5% during the period for 2017 to 16.1% for 2018. The increase in gross profit percentage was due to a higher recovery of fixed costs with increased work.

General and administrative expenses - General and administrative expenses for our Services Division increased $0.1 for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, due to support of increased work as well as increases in employee incentive compensation with allocation of corporate expenses remaining comparable period over period.

EPC	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$882	$—	$882	100.0%
Gross profit	543	—	543	100.0%
Gross profit percentage	61.6%	n/a
General and administrative expenses	485	—	485	100.0%
Operating income	58	—	58

Revenue - Our EPC Division did not exist at June 30, 2017. Revenue for the three months ended June 30, 2018 consists of early work and engineering studies authorized by SeaOne. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of our EPC Division and the SeaOne Project.

Gross profit - Gross profit for the three months ended June 30, 2018, consists of early work and engineering studies authorized by SeaOne.

General and administrative expenses - General and administrative expenses for our EPC Division include the addition of personnel and allocations of corporate expenses as we invest in this new line of business.

Corporate	Three Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$—	$—	$—
Gross loss	(384)	(90)	(294)	(326.7)%
Gross loss percentage	n/a	n/a
General and administrative expenses	2,297	2,177	120	5.5%
Operating loss	(2,681)	(2,267)	(414)

Gross loss - Gross loss from our Corporate Division increased primarily due to lower allocation of expenses and build-up of personnel to support our EPC Division.

General and administrative expenses - General and administrative expenses for our Corporate Division increased primarily due to increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business and increased employee incentive accruals.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017 (in thousands, except for percentages):
Consolidated

	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$111,304	$83,860	$27,444	32.7%
Cost of revenue	111,324	100,378	10,946	10.9%
Gross loss	(20)	(16,518)	16,498	99.9%
Gross profit percentage	—%	(19.7)%
General and administrative expenses	9,801	8,570	1,231	14.4%
Asset impairment	1,360	389	971	249.6%
Operating loss	(11,181)	(25,477)	14,296	56.1%
Other income (expense):
Interest expense, net	(238)	(205)	(33)	(16.1)%
Other income (expense), net	6,814	(257)	7,071	2,751.4%
Total other income (expense)	6,576	(462)	7,038	1,523.4%
Net loss before income taxes	(4,605)	(25,939)	21,334	82.2%
Income tax expense (benefit)	142	(8,561)	8,703	101.7%
Net loss	$(4,747)	$(17,378)	$12,631	72.7%

Revenue - Our revenue for the six months ended June 30, 2018 and 2017, was $111.3 million and $83.9 million, respectively, representing an increase of 32.7%. The increase is primarily attributable to:

•	An increase of $1.7 million within our Fabrication Division primarily attributable to the construction and completion of four modules for a petrochemical plant;

•
An increase of $5.5 million within our Shipyard Division primarily related to construction of ten harbor tug vessels and an offshore marine research vessel which were not under construction during the first half of 2017 and $10.6 million in contract losses recorded during the six months ended June 30, 2017, which reduced our measure of revenue progress under percentage of completion accounting;

•
Additionally, we re-commenced newbuild construction for the second of two OSV's during the fourth quarter of 2017, which continued through the first half of 2018 but had been suspended during the second quarter of 2017; and

•	An increase of $18.0 million within our Services Division from additional demand for offshore oil and gas service related projects.

Gross loss - Our gross loss for the six months ended June 30, 2018, was $20,000 compared to a gross loss of $16.5 million for the six months ended June 30, 2017. The improvement in gross loss was primarily due to increased revenue within our Services Division as discussed above and $10.6 million in contract losses related to cost overruns and re-work that was identified and recorded during the six months ended June 30, 2017 on two contracts relating to the construction of two MPSVs with no comparable adjustments to contract losses in the first half of 2018.

General and administrative expenses - Our general and administrative expenses were $9.8 million for the six months ended June 30, 2018, compared to $8.6 million for the six months ended June 30, 2017. The increase in general and administrative expenses for the six months ended June 30, 2018, was primarily attributable to:

•	Build-up of additional personnel for our newly created EPC Division;

•	Increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business; and

•	Increased employee incentive accruals for all divisions related to our safety incentive program and higher employee profitability incentives within our Services Division.

This was partially offset by cost reductions and continued cost minimization efforts implemented by management during the second half of 2017.

Asset impairment - We recorded an impairment of $1.4 million during the six months ended June 30, 2018, primarily related to two pieces of equipment at our Texas North Yard that are held for sale. The impairment was calculated as management's estimated net proceeds from the sale less the equipment's net book value. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our assets held for sale. During the six months ended June 30, 2017, we recorded an impairment of $0.4 million related to our Shipyard Division assets held for sale.

Other income (expense), net - Other income, net was $6.8 million for the six months ended June 30, 2018, compared to other expense, net of $0.3 million for the six months ended June 30, 2017. Other income, net for the six months ended June 30, 2018 is primarily due to a gain on the sale of our Texas South Yard of $3.9 million and a gain on settlement of insurance recovery proceeds related to Hurricane Harvey of $3.6 million.

Income tax expense (benefit) - Our effective income tax rate for the six months ended June 30, 2018, was expense of 3.1%, compared to an effective tax rate benefit of 33.0% for the comparable period during 2017. Current expense represents state income tax within our Services Division. The decrease in the effective tax rate is the result of a valuation allowance against our deferred tax assets. See Note 1 of the Notes to Consolidated Financial Statements regarding our NOLs and deferred tax assets.

Operating Segments

The results of our four operating divisions and non-operating corporate division for the six months ended June 30, 2018 and 2017, are presented below (in thousands, except for percentages).

Fabrication	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$25,860	$24,199	$1,661	6.9%
Gross loss	(1,886)	(1,034)	(852)	(82.4)%
Gross loss percentage	(7.3)%	(4.3)%
General and administrative expenses	1,575	1,654	(79)	(4.8)%
Asset impairment	1,360	—	1,360	100.0%
Operating loss	(4,821)	(2,688)	(2,133)

Revenue - Revenue from our Fabrication Division increased $1.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase is attributable to the construction and completion of four modules for a petrochemical plant during the six months ended June 30, 2018. This was partially offset, by decreased revenue of $2.8 million for the six months ended June 30, 2018, at our South Texas Properties as these were marketed for sale.

Gross loss - Gross loss from our Fabrication Division for the six months ended June 30, 2018, was $1.9 million compared to a gross loss of $1.0 million for the six months ended June 30, 2017. The increase in gross loss was due to increased material costs incurred on the construction and completion of four modules for a petrochemical plant during the six months ended June 30, 2018 as well as current work being bid at more competitive pricing. This was partially offset by a reduction in depreciation expense of $1.9 million during the six months ended June 30, 2018 for our South Texas Properties as these assets are classified as held for sale.

General and administrative expenses - General and administrative expenses for our Fabrication Division decreased $0.1 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The decrease is primarily due to decreases in salaries and employee incentives of $0.3 million due to reductions in workforce, decreases in corporate allocations of $0.3 million as a portion of these are now allocated to our EPC Division and continued cost minimization efforts implemented by management for the first half of 2018, partially offset by an increase in legal expense of $0.5 million.

Asset impairment - We recorded an impairment of $1.4 million during the six months ended June 30, 2018, primarily related to two pieces of equipment at our Texas North Yard. One piece of equipment was sold in July 2018, and we intend to sell the other piece of equipment at auction. The impairment was calculated as management's estimated net proceeds from the sale less the equipment's net book value. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding our assets held for sale. We did not record any asset impairments during the six months ended June 30, 2017, within our Fabrication Division.

Shipyard	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue (1)	$42,185	$36,724	$5,461	14.9%
Gross loss (1)	(3,799)	(15,556)	11,757	75.6%
Gross loss percentage	(9.0)%	(42.4)%
General and administrative expenses	1,393	1,947	(554)	(28.5)%
Asset impairment	—	389	(389)	(100.0)%
Operating loss (1)	(5,192)	(17,892)	12,700
___________

(1)
Revenue for the six months ended June 30, 2018, and 2017, includes $0.5 million and $1.9 million, respectively, of non-cash amortization of deferred revenue related to the values assigned to the contracts acquired in the LEEVAC transaction.

Revenue - Revenue from our Shipyard Division increased $5.5 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. During the first half of 2018, we made progress on the construction of ten harbor tug vessels and an offshore marine research vessel that were not under construction during the first half of 2017. The increase in revenue also resulted from re-commencing the newbuild construction for the second of two OSV's during the fourth quarter of 2017, which continued through the first half of 2018 but was suspended during the second quarter of 2017. This was partially offset by lower revenue from construction of two MPSVs that were under construction during 2017, but suspended during the first quarter of 2018. During the six months ended June 30, 2017, we also recorded $10.2 million in contract losses which reduced our measure of revenue progress under percentage of completion accounting. See also Note 9 of the Notes to Consolidated Financial Statements for additional information relating to the suspension of construction of two MPSVs.

Gross loss - Gross loss from our Shipyard Division was $3.8 million for the six months ended June 30, 2018, compared to a gross loss of $15.6 million for the six months ended June 30, 2017. The gross loss for the six months ended June 30, 2018, was primarily attributable to underutilization of our Houma and Lake Charles shipyards and competitive pricing on current work. The decrease in gross loss compared to the six months ended June 30, 2017, was due to:

•	$10.6 million in contract losses related to cost overruns and re-work that was identified and recorded during the six months ended June 30, 2017 relating to the construction of two MPSVs;

•	Holding and closing costs during the six months ended June 30, 2017, related to our Prospect shipyard. We terminated the lease of this facility effective December 31, 2017; and

•
Holding costs during the six months ended June 30, 2017, related to a completed OSV that was delivered on February 6, 2017, but refused by our customer as well as the suspension of work on the second OSV vessel. We resolved our disputes with our OSV customer during the fourth quarter of 2017 and construction of the second OSV re-commenced. We subsequently delivered the second OSV on July 31, 2018.

General and administrative expenses - General and administrative expenses for our Shipyard Division decreased $0.6 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to decreases in salaries and employee incentives of $0.5 million due to reductions in workforce and decreases in corporate allocations of $0.1 million as a portion of these are now allocated to our EPC Division.

Asset impairment - During the six months ended June 30, 2017, we recorded an impairment of $0.4 million related to the Shipyard Division assets held for sale. See Note 2 of the Notes to Consolidated Financial Statements for additional information relating to our assets held for sale. We did not record any asset impairment during the six months ended June 30, 2018, in our Shipyard Division.

Services	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$44,075	$26,107	$17,968	68.8%
Gross profit	6,199	423	5,776	1,365.5%
Gross profit percentage	14.1%	1.6%
General and administrative expenses	1,496	1,313	183	13.9%
Operating income (loss)	4,703	(890)	5,593

Revenue - Revenue from our Services Division increased $18.0 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to an overall increase in work resulting from increases in customer demand for offshore oil and gas related service projects.

Gross profit - Gross profit from our Services Division increased $5.8 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to increased revenue discussed above. Our gross profit percentage increased from 1.6% during the period for 2017 to 14.1% for 2018. The increase in gross profit percentage was due to a higher recovery of fixed costs with increased work.

General and administrative expenses - General and administrative expenses for our Services Division increased $0.2 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to support of increased work as well as increases in employee incentive compensation with allocation of corporate expenses remaining comparable period over period.

EPC	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$955	$—	$955	100.0%
Gross profit	235	—	235	100.0%
Gross profit (loss) percentage	24.6%	n/a
General and administrative expenses	902	—	902	100.0%
Operating loss	(667)	—	(667)

Revenue - Our EPC Division did not exist at June 30, 2017. Revenue for the six months ended June 30, 2018, consists of early work and engineering studies authorized by SeaOne. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of our EPC Division and the SeaOne Project.

Gross profit - Gross profit from our EPC Division occurred as we added personnel and overhead infrastructure related to the anticipated SeaOne project.

General and administrative expenses - General and administrative expenses for our EPC Division include the addition of personnel and allocations of corporate expenses as we invest in this new line of business.

Corporate	Six Months Ended June 30,		Increase or (Decrease)
	2018	2017	Amount	Percent
Revenue	$—	$—	$—
Gross loss	(769)	(351)	(418)	(119.1)%
Gross loss percentage	n/a	n/a
General and administrative expenses	4,435	3,656	779	21.3%
Operating loss	(5,204)	(4,007)	(1,197)

Gross loss - Gross loss from our Corporate Division increased primarily due to lower allocation of expenses and as well as buildup of personnel to support our EPC Division.

General and administrative expenses - General and administrative expenses for our Corporate Division increased primarily due to increased legal and advisory fees related to customer disputes, strategic planning and diversification of our business and increased employee incentive accruals.

Liquidity and Capital Resources
Our liquidity remains dependent on our cash on hand, scheduled maturities of our held-to-maturity, short-term investments, potential proceeds from the sales of assets, availability of future drawings from our Credit Agreement and collections of accounts receivable. A summary of our immediately available liquidity as of June 30, 2018 is as follows:

Available Liquidity	$ (in thousands)
Cash and cash equivalents on hand	$32,004
Held-to-maturity, short-term investments (1)	7,481
Revolving credit agreement	40,000
Less:
Borrowings under our Credit Agreement	—
Outstanding letters of credit	(5,495)
Total available liquidity	$73,990
___________
(1) Our held-to-maturity, short-term investments include U.S. Treasuries and other investment-grade commercial paper and can be liquidated quickly in open markets.
Working capital was $132.7 million and our ratio of current assets to current liabilities was 4.67 to 1 at June 30, 2018, compared to $130.5 million and 3.68 to 1, respectively, at December 31, 2017. Working capital at June 30, 2018, includes $7.5 million of held-to-maturity, short-term investments, $7.2 million of insurance receivables and $43.8 million related to assets held for sale, primarily related to our remaining South Texas Properties. At June 30, 2018, our contracts receivable balance was $31.9 million of which we have subsequently collected $14.4 million as of the date of this Report and our insurance receivable was $7.2 million of which we have received payment for the full amount as of the date of this Report.
Our primary sources/uses of cash during the six months ended June 30, 2018, are referenced in the Cash Flow Activities section below.
As discussed in our Executive Summary, we are implementing several strategies to diversify our business, increase backlog, reduce operating expenses and monetize underutilized assets.
On April 20, 2018, we closed on the sale of our Texas South Yard for a sale price of $55.0 million, less selling costs of $1.5 million. We received approximately $52.7 million at closing, which was in addition to the $0.8 million of previously received earnest money. The net proceeds received rebuilt our liquidity, provided support for upcoming projects, continued investment in our EPC Division and for other general corporate purposes. See further discussion of the sale of our Texas South Yard in Note 2 of the Notes to Consolidated Financial Statements. We continue to market our Texas North Yard, and hope to have a negotiated contract for the sale of our Texas North Yard in the near future.

We have a $40.0 million Credit Agreement maturing June 9, 2019. The Credit Agreement allows the Company to use up to the full amount of the available borrowing base for letters of credit and general corporate purposes. We believe that our Credit Agreement will provide us with additional working capital flexibility to expand operations as backlog improves, respond to market opportunities and support our ongoing operations. Interest on drawings under the Credit Agreement may be designated, at our option, as either Base Rate (as defined in the credit facility) or LIBOR plus 2% per annum. Unused commitment fees on the undrawn portion of the Credit Agreement are 0.4% per annum, and interest on undrawn stated amounts under letters of credit issued by the lender is 2% per annum. The Credit Agreement is secured by substantially all our assets (other than the South Texas Properties).

We must comply with the following financial covenants each quarter during the term of the Credit Agreement:

i.	Ratio of current assets to current liabilities of not less than 1.25:1.00;

ii.	Minimum tangible net worth requirement of at least the sum of:

•	$185 million, plus

•
An amount equal to 50% of consolidated net income for each fiscal quarter ending after June 30, 2017, including 50% of any gain attributable to the sale of all or substantially all our South Texas Properties (with no deduction for a net loss in any such fiscal quarter), plus

•	100% of the proceeds of any issuance of any stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

iii.	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

As of June 30, 2018, we were in compliance with all of our financial covenants.

We will continue to monitor and preserve our cash. Our primary liquidity requirements for 2018 and beyond are for the costs associated with Fabrication and Shipyard projects, capital expenditures related to the expansion of our EPC Division and enhancements to our Shipyard facilities. Future capital expenditures will be highly dependent upon the amount and timing of future projects. Capital expenditures for the six months ended June 30, 2018, were $0.8 million. We do not anticipate significant capital expenditures for the remainder of 2018.

If industry conditions for offshore oil and gas do not improve, or we are unable to increase our backlog, we would expect to take additional measures to preserve our cash until such time we are able to generate cash flows from operations. Since the beginning of 2016, we have implemented wage adjustments along with employee benefit and overall cost reductions within all of our divisions. We have reduced the level of our workforce in the past and we will continue to do so based on booked work in all of our facilities. We have reduced the cash compensation paid to our directors and the salaries of our executive officers, and we have reduced our capital expenditures and placed assets that are either underutilized, under-performing or not expected to provide sufficient long-term value for sale, which include our South Texas Properties.

We believe that cash and cash equivalents on hand and held-to-maturity, short-term investments and funds available under our Credit Agreement will be sufficient to meet our working capital and capital expenditure requirements, any future debt service and other funding requirements for at least twelve months from the date of this Report. Our view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for the remainder of 2018 and early 2019, which is impacted by our existing backlog and a reasonable amount of forecast, non-contractual backlog. There is no guarantee that our financial forecast will be attainable or that we will have sufficient cash, including funds available under our Credit Agreement, to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to draw on our Credit Agreement, obtain additional bank financing, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Cash Flow Activities

For the six months ended June 30, 2018, net cash used in operating activities was $26.4 million, compared to net cash used in operating activities of $27.9 million for the six months ended June 30, 2017. The use of cash in operations during the period was primarily due to the following:

•
Operating losses for the six months ended June 30, 2018, excluding gains on sales of assets and insurance recoveries as well as amounts in excess of non-cash depreciation, amortization, impairment, and stock compensation expense of approximately $3.5 million;

•	Slower collections of receivables of $6.4 million

•	Build-up of costs for contracts in progress of $8.1 million;

•	Increased retainage on projects of $1.5 million;

•	Increased payments of accounts payable of $2.4 million; and

•	Other general uses of working capital.

Net cash provided by investing activities for the six months ended June 30, 2018, was $50.2 million, compared to cash provided by investing activities of $0.3 million for the six months ended June 30, 2017. The increase in cash provided by investing activities is due primarily to the sales of assets, primarily our Texas South Yard, in the amount of $56.4 million and the insurance proceeds received for hurricane damage to assets at our South Texas Properties. This was partially offset by the purchase of held-to-maturity investments of $7.5 million.

Net cash used by financing activities for the six months ended June 30, 2018, and 2017, was $0.8 million compared to $1.2 million in cash used in financing activities, respectively.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended June 30, 2018. For more information on market risk, refer to Part II, Item 7A. of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There have been no changes during the fiscal quarter ended June 30, 2018, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed with the SEC on April 23, 2009 (SEC File no. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on November 4, 2016 (SEC File no. 001-34279).
10.1	Form of non-employee director award agreement. * †
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Balance Sheets,
(ii) Consolidated Statements of Operations,
(iii) Consolidated Statement of Changes in Shareholders’ Equity,
(iv) Consolidated Statements of Cash Flows, and
(v) Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Management Contract or Compensatory Plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ David S. Schorlemer
David S. Schorlemer
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: August 9, 2018