Form 10-Q
period 2018-09-30
GULF ISLAND FABRICATION INC
filed 2018-11-09
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company.” See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 8, 2018, was 15,083,221.

GULF ISLAND FABRICATION, INC.
I N D E X

GLOSSARY OF TERMS

As used in this Report for the quarter ended September 30, 2018, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2017 Annual Report:	Our annual report for the year ended December 31, 2017, filed with the SEC on Form 10-K on March 9, 2018.

ASC:	FASB Accounting Standards Codification.

ASU:	Accounting Standards Update.

Company:	Gulf Island Fabrication, Inc. and its consolidated subsidiaries.

Credit Agreement:	The Company's $40.0 million revolving credit facility with Hancock Whitney Bank maturing June 9, 2020, as amended.

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

modules
Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a petrochemical or industrial system. These modules are pre-fabricated at our facilities and then transported to the customer's location for final integration.

MPSV	Multi-Purpose Service Vessel.

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OSV	Offshore Support Vessel.

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SeaOne	SeaOne Caribbean, LLC.

SeaOne Project
The engineering, procurement, construction, installation, commissioning and start-up work for SeaOne's Compressed Gas Liquids Caribbean Fuels Supply Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America.

SEC	U.S. Securities and Exchange Commission.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties
Historically, our Texas North Yard and Texas South Yard properties, improvements and equipment located in Aransas Pass and Ingleside, Texas, respectively. The Texas South Yard property, together with improvements and related machinery and equipment was sold on April 20, 2018. The Texas North Yard, together with improvements and related machinery and equipment is held for sale.

SPAR
Single Point Anchor Reservoir. A floating vessel with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

subsea templates	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to our performance of construction contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Texas North Yard
Our Texas North Yard consists of our fabrication yard located in Aransas Pass, Texas, along the U.S. Intracoastal Waterway approximately three miles north of the Corpus Christi Ship Channel. This property is situated on approximately 196 acres. Our Texas North Yard, together with its improvements and related machinery and equipment is held for sale.

Texas South Yard
Historically, our Texas South Yard consisted of our fabrication yard located in Ingleside, Texas on the northwest corner of the Corpus Christi Ship Channel at the intersection of the Corpus Christi Ship Channel and the U.S. Intracoastal Waterway. This property was sold on April 20, 2018.

this Report	This quarterly report filed on Form 10-Q for the quarter ended September 30, 2018.

TLP
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

U.S.	The United States of America.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,020	$8,983
Short-term investments	9,494	—
Contracts receivable and retainage, net	28,933	28,466
Contracts in progress	40,187	28,373
Inventory	6,568	4,933
Prepaid expenses and other assets	3,456	3,833
Assets held for sale	42,670	104,576
Total current assets	176,328	179,164
Property, plant and equipment, net	80,707	88,899
Other noncurrent assets	5,922	2,777
Total assets	$262,957	$270,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,166	$18,375
Advance billings on contracts	14,930	5,136
Deferred revenue	829	4,676
Accrued contract losses	6,033	7,618
Accrued expenses and other liabilities	10,339	12,860
Total current liabilities	52,297	48,665
Deferred revenue, noncurrent	2,489	769
Other noncurrent liabilities	3,035	1,913
Total liabilities	57,821	51,347
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000 shares authorized, 15,044 shares issued and outstanding at September 30, 2018 and 14,910 at December 31, 2017	10,957	10,823
Additional paid-in capital	101,661	100,456
Retained earnings	92,518	108,214
Total shareholders’ equity	205,136	219,493
Total liabilities and shareholders’ equity	$262,957	$270,840
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$49,712	$49,884	$161,016	$133,745
Cost of revenue	52,924	50,378	164,248	150,755
Gross loss	(3,212)	(494)	(3,232)	(17,010)
General and administrative expenses	7,672	4,370	17,473	12,940
Asset impairments	—	—	1,360	389
Operating loss	(10,884)	(4,864)	(22,065)	(30,339)
Interest income (expense), net	72	(45)	(166)	(262)
Other income (expense), net	140	38	6,954	(209)
Net loss before income taxes	(10,672)	(4,871)	(15,277)	(30,810)
Income tax expense (benefit)	277	(1,761)	419	(10,322)
Net loss	$(10,949)	$(3,110)	$(15,696)	$(20,488)
Per share data:
Basic and diluted loss per common share	$(0.73)	$(0.21)	$(1.05)	$(1.38)
Cash dividends per common share	$—	$0.01	$—	$0.03
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at January 1, 2018	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(15,696)	(15,696)
Restricted stock vesting	134	(79)	(716)	—	(795)
Stock based compensation expense	—	213	1,921	—	2,134
Balance at September 30, 2018	15,044	$10,957	$101,661	$92,518	$205,136
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,

	2018	2017
Cash flows from operating activities:
Net loss	$(15,696)	$(20,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,776	19
Depreciation and amortization	7,834	10,141
Amortization of deferred revenue	(504)	(2,397)
Asset impairments	1,360	389
(Gain) loss on sale of assets, net	(3,496)	224
Gain on insurance recoveries, net	(3,342)	—
Deferred income taxes	—	(10,235)
Stock based compensation expense	2,134	2,636
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(6,211)	(5,363)
Contracts in progress	(11,814)	(15,981)
Prepaid expenses, inventory, and other assets	(2,519)	(26)
Accounts payable	1,791	12,436
Advance billings on contracts	9,795	390
Deferred revenue	(1,621)	(5,825)
Accrued contract losses	(1,585)	1,595
Accrued expenses and other liabilities	2,432	2,926
Net cash used in operating activities	(18,666)	(29,559)
Cash flows from investing activities:
Capital expenditures	(2,362)	(4,515)
Purchase of short-term investments	(9,174)	—
Proceeds from sale of property, plant and equipment	57,716	2,120
Recoveries from insurance claims	9,362	—
Net cash provided by (used in) investing activities	55,542	(2,395)
Cash flows from financing activities:
Tax payments made on behalf of employees from vested stock withholdings	(795)	(885)
Payment of financing cost	(44)	(88)
Payments of dividends on common stock	—	(448)
Proceeds from borrowings under Credit Agreement	15,000	2,000
Repayment of borrowings under Credit Agreement	(15,000)	(2,000)
Net cash used in financing activities	(839)	(1,421)
Net change in cash and cash equivalents	36,037	(33,375)
Cash and cash equivalents, beginning of period	8,983	51,167
Cash and cash equivalents, end of period	$45,020	$17,792

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide related project management for EPC projects along with installation, hookup, commissioning and repair and maintenance services. In addition, we perform civil, drainage and other work for state and local governments. We operate and manage our business through four operating divisions: Fabrication, Shipyard, Services and EPC. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana.

We recently completed the fabrication of complex modules for the construction of a new petrochemical facility and the newbuild construction and delivery of a technologically-advanced OSV. Current significant projects include the construction of ten harbor tug vessels, two offshore regional class marine research vessels, an ice-breaker tug, and the expansion of a paddle wheel riverboat. We were also recently awarded a contract for the construction of a towing, salvage and rescue ship for the U.S. Navy with options for seven additional vessels. Previous projects include the fabrication of wind turbine pedestals for the first offshore wind power project in the U.S., and construction of one of the largest liftboats servicing the GOM, one of the deepest production jackets in the GOM, and the first SPAR hull fabricated in the U.S. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power, and marine operators, EPC companies and certain agencies of the U.S. government.

The accompanying unaudited Consolidated Financial Statements include the accounts of Gulf Island Fabrication, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Consolidated Balance Sheet at December 31, 2017, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain balances at December 31, 2017 have been reclassified within our Consolidated Balance Sheet to conform to our September 30, 2018 presentation. For further information, refer to the Consolidated Financial Statements and notes thereto included in our 2017 Annual Report.

Business Outlook

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry, and diversify our customer base within all of our operating divisions. In addition, we continue to focus on maintaining liquidity and securing meaningful new contract awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to improve our liquidity, including reductions in costs (including reducing our workforce and reducing the cash compensation paid to our directors and the salaries of our executive officers) and the divestiture of underutilized assets.

During the second quarter 2018, we completed the sale our Texas South Yard for $55.0 million, less selling costs of $1.5 million, for total net proceeds during the nine months ended September 30, 2018 of $53.5 million and a gain of approximately $3.9 million. In addition, on September 26, 2018, we entered into an agreement to sell our Texas North Yard and certain associated equipment for $28.0 million. We received $0.5 million during the third quarter 2018 as a deposit on the property, which is refundable under certain circumstances. The sale is anticipated to close in the fourth quarter 2018 and is subject to customary closing conditions, including the purchaser’s right to conduct inspections of the property related to confirmation of title, surveys, environmental conditions, easements and access rights, and third-party consents. See Note 2 for further discussion of the sale of our Texas South Yard and the anticipated sale of our Texas North Yard.

We believe that our cash, cash equivalents and short-term investments at September 30, 2018, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Short-term investments

Short-term investments include U.S. Treasuries and other investment-grade commercial paper with maturities of six months or less. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All of our short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements. See Note 4 for further discussion of our fair value measurements.

Income Taxes

At December 31, 2017, we had gross federal NOL carryforwards to offset future taxable income of $62.8 million, of which $4.0 million will expire on December 31, 2035. Our remaining federal NOL carryforwards will expire December 31, 2037. We have provided a valuation allowance against our deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2018 and December 31, 2017, our net deferred tax assets were fully reserved with a valuation allowance.

During the fourth quarter 2018, we filed our 2017 federal tax return which did not result in any material adjustment to the provisional tax amounts we recorded under Staff Accounting Bulletin 118 at December 31, 2017, related to our evaluation of the Tax Cuts and Jobs Act of 2017. Our overall evaluation of the Tax Cuts and Jobs Act of 2017 is not complete as we expect to file certain remaining state tax returns during the fourth quarter 2018; however, adjustments to our remaining state returns, if any, are not expected to be material.

Revenue Recognition

Revenue for our fixed-price and unit-rate contracts is recognized under the percentage-of-completion method, computed by the significant inputs method, which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. See Note 3 for further discussion of our revenue recognition policy and related accounting for our contracts.

On January 1, 2018, we adopted ASU No. 2014-09, Topic 606 “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our adoption of Topic 606 included a detailed review of our significant contracts that were not substantially complete as of January 1, 2018. Based on our review, we concluded that revenue recognition for our fixed-price and unit-rate contracts using the percentage-of-completion method, computed by measuring the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract, is still appropriate. Our review also determined that Topic 606 did not impact the timing of revenue recognition for our T&M contracts. Based on the aforementioned, we concluded that the impact of adoption of Topic 606 as of January 1, 2018, was immaterial to our Consolidated Financial Statements and no adjustment was required. See Note 3 for further discussion of our adoption of Topic 606.
New Accounting Standards

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to record most leases on their balance sheet but recognize expense in a manner similar to current guidance. ASU 2016-02 will be effective for us in the first quarter 2019. The new standard is required to be applied using a modified retrospective approach. Upon adoption, we will record a right of use asset and corresponding liability for our operating leases.We continue to evaluate the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures. We are currently designing and implementing process changes and evaluating the information requirements necessary to properly account for ASU 2016-02.

Financial instruments - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for us in the first quarter 2020. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that ASU 2016-13 will have on our financial position, results of operations and related disclosures.

NOTE 2 – ASSETS HELD FOR SALE
A summary of assets included in assets held for sale at September 30, 2018, is as follows (in thousands):

	Texas North Yard Assets
Assets	Assets Under Agreement For Sale	Remaining Assets	Shipyard Division Assets	Consolidated
Land	$2,157	$—	$—	$2,157
Buildings and improvements	31,798	189	—	31,987
Machinery and equipment	13,856	27,754	2,187	43,797
Less: accumulated depreciation	(24,176)	(10,797)	(298)	(35,271)
Total assets held for sale	$23,635	$17,146	$1,889	$42,670

South Texas Properties

Texas South Yard - During the second quarter 2018, we completed the sale of our Texas South Yard for $55.0 million, less selling costs of $1.5 million, for total net proceeds during the nine-months ended September 30, 2018 of approximately $53.5 million and a gain of approximately $3.9 million, which is included within other income (expense), net on our Consolidated Statements of Operations.

Texas North Yard - On September 26, 2018, we entered into an agreement to sell our Texas North Yard and certain associated equipment for $28.0 million.We received $0.5 million during the third quarter 2018 as a deposit on the property, which is refundable under certain circumstances, and has been recorded as a liability within accrued expenses and other liabilities on our Consolidated Balance Sheet at September 30, 2018. The sale is anticipated to close in the fourth quarter 2018 and is subject to customary closing conditions, including the purchaser’s right to conduct inspections of the property related to confirmation of title, surveys, environmental conditions, easements and access rights, and third-party consents. Based on the sales price and estimated closing and other costs, we expect to realize a gain on the transaction upon closing. We can provide no assurances that we will successfully close the transaction, that closing will occur under our expected timeline or that we will achieve our estimated net proceeds or a gain on the sale. We continue to actively market the remaining Texas North Yard assets held for sale, which primarily consist of three 660-ton crawler cranes, a barge, a plate bending roll machine, and panel line equipment.

As a result of the agreement to sell our Texas North Yard, and the separation of such assets from the other remaining Texas North Yard Assets, we reevaluated the fair values of the assets under agreement for sale and the other remaining assets held for sale, giving consideration to previously recorded impairment amounts for such assets.  Based on our assessment, we recaptured previously recorded impairments of the assets under agreement for sale and increased their carrying value.  We also reduced the carrying value of the other remaining assets held for sale based upon our estimates of fair value using level 3 inputs, including broker estimates of fair value. Our assessment resulted in the recapture of approximately $5.2 million of previously recorded impairments on the assets under agreement for sale, with a similar amount of impairment on the remaining assets, with no net material change to the carrying value of the Texas North Yard assets held for sale.

During the first half of 2018, we recorded impairments of certain equipment that were classified as held for sale, resulting in a $1.4 million charge during the nine-months ended September 30, 2018, which is included within asset impairments on our Consolidated Statements of Operations. Our impairments were based upon our best estimate of the fair value of the related equipment. During the third quarter 2018, we sold assets that were classified as held for sale for proceeds of $1.1 million, which approximated their carrying values.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. During the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance recoveries of $15.4 million, resulting in a net gain on insurance recoveries of $3.6 million during the nine months ended September 30, 2018, which is included within other income (expense), net on our Consolidated Statements of Operations. As of September 30, 2018, all insurance proceeds had been received, including $7.2 million received during the third quarter 2018. In applying the settlement proceeds and determining our net gain for the nine months ended September 30, 2018, we allocated the claim amounts, less agreed upon deductibles, to the respective groups of assets and reimbursement of costs incurred as follows:

•
Insurance recoveries of $8.9 million, which offset impairments of damaged assets at our Texas North Yard, resulting in no net gain or loss. Our impairments were based upon our best estimate of the decline in the fair value of the property and related equipment.

•
Insurance recoveries of $5.2 million, which offset impairments of two buildings and five damaged cranes that were sold during the second quarter 2018, resulting in the aforementioned net gain on insurance recoveries of $3.6 million.

•	Insurance recoveries of $1.3 million, net of deductibles, which offset clean-up and repair related costs incurred directly related to the damage we incurred as a result of Hurricane Harvey.

Other - We do not expect the sale of our South Texas Properties to impact our ability to operate our Fabrication Division. Further, the sale of our Texas South Yard and the Texas North Yard assets held for sale, do not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at our Houma, Louisiana fabrication facility.

Shipyard Division Assets

Our Shipyard Division assets held for sale primarily consist of a 2,500-ton drydock located at our Houma Shipyard. During the nine months ended September 30, 2017, we recorded impairments of $0.4 million for these assets based upon their estimated sales price. During the nine months ended September 30, 2017, we sold two drydocks for proceeds of $2.0 million and recorded a loss of $0.3 million. Our assets held for sale for the Shipyard Division do not qualify for discontinued operations presentation.

NOTE 3 – REVENUE RECOGNITION
Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, computed by the significant inputs method, which measures the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract. Direct materials and subcontract materials and services that represent an insignificant portion of the work to complete a contract or do not reflect an accurate measure of project completion are considered "pass-through costs." Revenue recognized in a period for a contract is the pro rata portion of the contract value (excluding pass-through costs), based upon the labor hour measure of progress, plus pass-through costs incurred during the period. Accordingly, pass-through costs are included in revenue and direct costs of revenue with no impact on gross profit recognized during the period.

Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. Accordingly, we have elected the “right to invoice” practical expedient under Topic 606 for the recognition of revenue for our T&M contracts. The practical expedient allows us to recognize revenue in the amount we have the right to invoice (at contracted rates when the work is performed and costs are incurred).
Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives, penalties, and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the most likely amount to which we expect to be entitled and include estimated amounts in the transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. For the three and nine months ended September 30, 2018 and 2017, we had no material amounts in revenue related to unapproved change orders, claims, or incentives. However certain projects in our Shipyard Division reflect a reduction to our estimated contract price of $11.7 million for variable consideration related to liquidated damages. The reductions in contract price were recorded during the fourth quarter 2017.

Revenue and gross profit for contracts accounted for using the percentage-of-completion method can also be significantly affected by changes in estimated cost to complete such contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Consolidated Financial Statements and related disclosures.

Adoption of Topic 606

As discussed in Note 1, on January 1, 2018, we adopted ASU No. 2014-09, Topic 606 “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition.” Accordingly, the reported results for the three and nine months ended September 30, 2018, reflect the application of Topic 606 guidance while the comparable reported results for 2017 were prepared under the guidance of Topic 605.

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our adoption of Topic 606 included a detailed review of our significant contracts that were not substantially complete as of January 1, 2018, to assess if revenue should be recognized "over time" (as the work is performed) or "at a point in time" (upon completion of the work). We determined that ownership and control of the work related to our fixed-price and unit-rate contracts transfer to our customers as the work progresses. Additionally, our customers retain the right and ability to change, modify or discontinue further fabrication or construction at any stage of the project. In the event our customers discontinue work, they are required to compensate us for the work performed to date.

Based on our review, we concluded that revenue recognition for our fixed-price and unit-rate contracts using the percentage-of-completion method, computed by measuring the percentage of labor hours incurred to date as compared to estimated total labor hours for each contract, is still appropriate as it most accurately reflects our primary profit generating activity and best represents our efforts to construct the asset for our customer. However, adoption of Topic 606 did require us to include subcontract labor and certain costs from outside services within our measure of progress and determination of our percentage-of-completion. We previously treated certain of these costs as pass-through costs and excluded such costs from our measure of progress. Our review also determined that Topic 606 did not impact the timing of revenue recognition for our T&M contracts. Based on the aforementioned, we concluded that the impact of the adoption of Topic 606 as of January 1, 2018, was immaterial to our Consolidated Financial Statements and no adjustment was required.

Topic 606 requires additional and enhanced disclosures related to the disaggregation of revenue and the anticipated timing and completion of remaining performance obligations, which are included below.

Disaggregation of Revenue - The following tables summarize revenue for each of our operating segments, disaggregated by contract type and timing of revenue recognition, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$2,311	$23,635	$12,193	$—	$(779)	$37,360
T&M (2)	—	857	10,424	—	—	11,281
Other (3)	—	—	—	1,071	—	1,071
Total	$2,311	$24,492	$22,617	$1,071	$(779)	$49,712

	Three Months Ended September 30, 2017
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$18,318	$13,906	$6,147	$—	$(1,159)	$37,212
T&M (2)	—	1,168	11,504	—	—	12,672
Other	—	—	—	—	—	—
Total	$18,318	$15,074	$17,651	$—	$(1,159)	$49,884

	Nine Months Ended September 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$28,171	$62,116	$35,197	$—	$(2,550)	$122,934
T&M (2)	—	4,561	31,495	—	—	36,056
Other (3)	—	—	—	2,026	—	2,026
Total	$28,171	$66,677	$66,692	$2,026	$(2,550)	$161,016

	Nine Months Ended September 30, 2017
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$42,517	$47,632	$20,969	$—	$(4,328)	$106,790
T&M (2)	—	4,166	22,789	—	—	26,955
Other	—	—	—	—	—	—
Total	$42,517	$51,798	$43,758	$—	$(4,328)	$133,745

____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Revenue is recognized at contracted rates when the work is performed and costs are incurred.
(3) Revenue primarily represents early work authorized by SeaOne and is recognized as the contract is progressed over time.

Future Performance Obligations Required Under Contracts - The following tables summarize the remaining revenue to be earned under performance obligations for the portion of contracts not yet completed as of September 30, 2018 (in thousands).

Segment	Performance Obligations at September 30, 2018
Fabrication	$44,746
Shipyard (1)	282,912
Services	11,699
EPC	836
Intersegment eliminations	—
Total	$340,193

_____________
(1) Amount excludes approximately $30.1 million in the aggregate of remaining performance obligations under dispute pursuant to a termination notice from our customer related to contracts for the construction of two MPSVs. See Note 8 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations in the following periods (in thousands):

Year	Total
Remainder of 2018	$56,243
2019	199,922
2020	74,976
2021	8,405
2022	647
Total	$340,193

Contracts Receivable and Retainage
Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power, and marine operators, EPC companies and certain agencies of the U.S. government. Of our contracts receivable balance at September 30, 2018, $18.4 million was with two customers.

At September 30, 2018, we had an allowance for bad debt of $3.7 million within our contract receivable balance. During the three months ended September 30, 2018, we increased our allowance for bad debts by $2.8 million, which is included in general and administrative expenses on our Consolidated Statements of Operations and primarily relates to a customer within our Fabrication Division.

Contracts in Progress, Advance Billings on Contracts and Accrued Contract Losses

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed above; however, customer invoicing will generally depend upon predetermined billing terms which could provide for customer advance payments or invoicing based upon achievement of certain milestones or project progress. Revenue recognized in excess of amounts billed is reflected as contracts in progress on our Consolidated Balance Sheets. Amounts billed in excess of revenue recognized is reflected as advance billings on contracts on our Consolidated Balance Sheets. Contracts in progress totaled $40.2 million at September 30, 2018, with $37.1 million relating to three customers. Advance billings on contracts totaled $14.9 million at September 30, 2018, with $11.2 million relating to one customer. Accrued contract losses totaled $6.0 million and $7.6 million at September 30, 2018 and December 31, 2017, respectively.
NOTE 4 – FAIR VALUE MEASUREMENTS
We make fair value determinations by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Recurring fair value measurements and financial instruments - The carrying amounts reported for financial instruments, including cash and cash equivalents, short-term investments, contracts receivable and accounts payable, approximate their fair values.

Assets held for sale - We measure and record assets held for sale at the lower of their carrying amount or fair value less costs to sell. The determination of fair value generally requires the use of significant judgments. See Note 2 for further discussion of our assets held for sale and their associated fair value measurements.

NOTE 5 – LOSS PER COMMON SHARE
The following table presents the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted
Net loss	$(10,949)	$(3,110)	$(15,696)	$(20,488)
Less: Distributed and undistributed loss (unvested restricted stock)	—	(14)	—	(100)
Net loss attributable to common shareholders	$(10,949)	$(3,096)	$(15,696)	$(20,388)
Weighted-average shares (1)	15,044	14,852	15,017	14,821
Basic and diluted loss per common share	$(0.73)	$(0.21)	$(1.05)	$(1.38)
______________
(1) We have no dilutive securities.

NOTE 6 – LINE OF CREDIT
We have a $40.0 million Credit Agreement with Hancock Whitney Bank that can be used for borrowings or letters of credit. On August 27, 2018, we entered into a third amendment to our Credit Agreement, which extended its maturity date from June 9, 2019 to June 9, 2020, and reduced the base tangible net worth requirement from $185.0 million to $180.0 million. The third amendment also removed the inclusion of 50% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal quarter and the inclusion of 50% of the gain on the sale of our South Texas Properties from our minimum tangible net worth covenant. Accordingly, our amended quarterly financial covenants during the term of the Credit Agreement are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;

•
Minimum tangible net worth of at least the sum of $180.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate or LIBOR plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (other than the assets held for sale at our Texas North Yard).

At September 30, 2018, we had no outstanding borrowings under our Credit Agreement and $2.5 million of outstanding letters of credit, providing $37.5 million of available capacity. At September 30, 2018, we were in compliance with all of our financial covenants.

NOTE 7 - SEGMENT DISCLOSURES

We have structured our operations with four operating divisions, and one corporate non-operating division, which represent our reportable segments. As part of our efforts to strategically reposition the Company as discussed in Note 1, we may change how we manage the business which could result in changes to our reportable segments in future periods. Our reportable segments at September 30, 2018 are discussed below.

Fabrication Division - Our Fabrication Division fabricates offshore drilling and production platforms and other steel structures for customers in the oil and gas industry including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. Our Fabrication Division also fabricates structures for alternative energy customers (such as the five jackets and piles we constructed for the first offshore wind power project in the U.S.) as well as modules for petrochemical and industrial facilities. We perform these activities at our fabrication yard in Houma, Louisiana. As of September 30, 2018, our Texas North Yard is held for sale and our Texas South Yard had been sold. See Note 2 for further discussion of our South Texas Properties.

Shipyard Division - Our Shipyard Division fabricates newbuild vessels and repairs various steel marine vessels including offshore supply vessels, anchor handling vessels and liftboats to support the construction and ongoing operation of offshore oil and gas production platforms, tug boats, towboats, barges, drydocks and other marine vessels. Our marine repair activities include steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. We perform these activities at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services Division provides interconnect piping and related services for offshore platforms and inland structures, which includes sending crews to offshore platforms in the GOM to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern U.S. for various on-site construction and maintenance activities. In addition, our Services Division fabricates packaged skid units and performs various civil and drainage projects, such as pump stations, levee reinforcement, bulkheads and other work for state and local governments. We perform these services at customer facilities or at our services yard in Houma, Louisiana.

EPC Division - Our EPC Division was created during the fourth quarter 2017 to manage expected work we will perform for the SeaOne Project and other projects that may require EPC project management services. During the fourth quarter 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for its SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. Our current activities include pricing, planning and scheduling for the project. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. We understand that SeaOne is in the process of securing financing for the project. We continue to enhance our internal project management capabilities through the hiring of additional personnel to service this potential project.

Corporate Division - Our Corporate Division represents expenses that do not directly relate to our four operating divisions and are not allocated to our operating divisions. Such expenses include, but are not limited to, costs related to executive management and directors' fees, clerical and administrative salaries, costs of maintaining our corporate office and costs associated with overall governance and being a publicly traded company.

We generally evaluate the performance of, and allocate resources to, our operating divisions based upon revenue, gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Corporate administrative and overhead expenses directly related to our operating divisions, or costs related to shared services incurred by our Corporate Division on behalf of our operating divisions, are allocated to the four operating divisions. Shared services include human resources, insurance, business development, information technology and accounting. Intersegment revenue is priced at the estimated fair value of work performed.

Summarized financial information for each of our divisions for the three and nine months ended September 30, 2018 and 2017, is as follows (in thousands):

	Three Months Ended September 30, 2018
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$2,311	$24,492	$22,617	$1,071	$—	$(779)	$49,712
Gross profit (loss)	(4,032)	(1,764)	3,191	(205)	(402)	—	(3,212)
Operating income (loss)	(7,708)	(2,460)	2,486	(708)	(2,494)	—	(10,884)
Total assets (1)	100,115	92,839	37,201	2,217	30,585	—	262,957
Depreciation and amortization expense	1,023	1,050	365	—	36	—	2,474
Capital expenditures	—	783	545	142	1	—	1,471

	Three Months Ended September 30, 2017
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$18,318	$15,074	$17,651	—	$—	$(1,159)	$49,884
Gross profit (loss)	1,250	(3,504)	1,912	—	(152)	—	(494)
Operating income (loss)	472	(4,392)	1,217	—	(2,161)	—	(4,864)
Total assets (1)	164,677	96,614	33,024	—	9,065	—	303,380
Depreciation and amortization expense	1,133	1,030	413	—	95	—	2,671
Capital expenditures	1,479	1,054	94	—	25	—	2,652

	Nine Months Ended September 30, 2018
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$28,171	$66,677	$66,692	$2,026	$—	$(2,550)	$161,016
Gross profit (loss)	(5,918)	(5,563)	9,390	30	(1,171)	—	(3,232)
Operating income (loss)	(12,529)	(7,652)	7,189	(1,375)	(7,698)	—	(22,065)
Total assets (1)	100,115	92,839	37,201	2,217	30,585	—	262,957
Depreciation and amortization expense	3,219	3,170	1,141	—	304	—	7,834
Capital expenditures	—	1,442	708	142	70	—	2,362

	Nine Months Ended September 30, 2017
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$42,517	$51,798	$43,758	$—	$—	$(4,328)	$133,745
Gross profit (loss)	216	(19,061)	2,335	—	(500)	—	(17,010)
Operating income (loss)	(2,216)	(22,285)	327	—	(6,165)	—	(30,339)
Total assets (1)	164,677	96,614	33,024	—	9,065	—	303,380
Depreciation and amortization expense	5,420	3,034	1,266	—	421	—	10,141
Capital expenditures	2,327	1,872	199	—	117	—	4,515
_______________
(1) Intercompany balances have been excluded.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

We are subject to various routine legal proceedings in the normal conduct of business, primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

MPSV Termination Letter

We received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts. At September 30, 2018, our net balance sheet position for the contracts was $12.5 million.

Project Award Protest

During the first quarter 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship vessel with the U.S. Navy for $63.6 million, with an option for seven additional vessels, which was subsequently protested by one of the unsuccessful bidders. On July 16, 2018, we were notified that the award was upheld by the U.S. Government Accountability Office and we were given a notification to proceed. On August 6, 2018, we were notified that the unsuccessful bidder had filed a subsequent protest with the Department of Justice. On August 9, 2018, we were granted a partial stay, which allows us to proceed with pre-construction design development, planning, scheduling and material ordering. Construction of the vessel cannot begin until a final ruling is issued by the U.S. Court of Federal Claims. We are working with the U.S. Navy to re-establish a timeline for construction under this contract.

NOTE 9 – SUBSEQUENT EVENTS

On October 2, 2018, we filed a lawsuit against a customer to enforce our rights and remedies under the applicable construction contracts for the construction of two MPSVs. See Note 8 for further discussion of our dispute and lawsuit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto.

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
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, changes in backlog estimates, suspension or termination of projects, timing and award of new contracts, financial ability and credit worthiness of our customers, consolidation of our customers, competitive pricing and cost overruns, entry into new lines of business, ability to raise additional capital, ability to sell certain assets, advancement on the SeaOne Project, ability to resolve the dispute with a customer relating to the purported termination of contracts to build two MPSVs, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to employ skilled workers, operating dangers and limits on insurance coverage, weather conditions, competition, customer disputes, adjustments to previously reported profits or loss under the percentage-of-completion method, loss of key personnel, compliance with regulatory and environmental laws, ability to utilize navigation canals, performance of sub-contractors, systems and information technology interruption or failure and data security breaches and other factors described in Item 1A. “Risk Factors” included in our 2017 Annual Report as may be updated by subsequent filings with the SEC.
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

Overview

We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide related project management for EPC projects along with installation, hookup, commissioning and repair and maintenance services. In addition, we perform civil, drainage and other work for state and local governments. Our customers include U.S. and, to a lesser extent, international energy producers, petrochemical, industrial, power, and marine operators, EPC companies and agencies of the U.S. Government. We operate and manage our business through four operating divisions, and one non-operating division, which represent our reportable segments. Our operating divisions include: Fabrication, Shipyard, Services and EPC. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. At September 30, 2018, our Texas North Yard is held for sale and our Texas South Yard had been sold.

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry and diversify our customer base within all of our operating divisions. In addition, we continue to focus on maintaining liquidity and securing meaningful new contract awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to improve our liquidity, including reductions in costs (including reducing our workforce and reducing the cash compensation paid to our directors and the salaries of our executive officers) and the divestiture of underutilized assets.

Sales of Assets

Texas South Yard - During the second quarter 2018, we completed the sale of our Texas South Yard for $55.0 million, less selling costs of $1.5 million, for total net proceeds during the nine-months ended September 30, 2018 of approximately $53.5 million and a gain of approximately $3.9 million.

Texas North Yard - On September 26, 2018, we entered into an agreement to sell our Texas North Yard and certain associated equipment for $28.0 million. We received $0.5 million during the third quarter 2018 as a deposit on the property, which is refundable under certain circumstances. The sale is anticipated to close during the fourth quarter 2018 and is subject to customary closing conditions, including the purchaser’s right to conduct inspections of the property related to confirmation of title, surveys, environmental conditions, easements and access rights and third-party consents. Based on the sales price and estimated closing and other costs, we expect to realize a gain on the transaction upon closing. We can provide no assurances that we will successfully close the transaction, that closing will occur under our expected timeline or that we will achieve our estimated net proceeds or a gain on the sale. We continue to actively market the remaining Texas North Yard assets held for sale, which primarily consist of three 660-ton crawler cranes, a barge, a plate bending roll machine and panel line equipment.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. During the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance recoveries of $15.4 million, resulting in a net gain on insurance recoveries of $3.6 million during the nine months ended September 30, 2018. As of September 30, 2018, all insurance proceeds had been received, including $7.2 million received during the third quarter 2018.

Ongoing Efforts to Increase Our Backlog, Diversify of Our Customer Base and Resolve Customer Dispute

Pursuit of petrochemical and industrial fabrication work - During the second quarter 2018, we completed the fabrication and timely delivery of four modules for a new petrochemical facility. We currently have several bids outstanding for the fabrication of modules and continue to pursue additional fabrication work in the petrochemical and industrial industries.

Pursuit of offshore wind - We believe that future requirements from generators and utilities to provide electricity from renewable and green sources will result in continued growth of offshore wind projects. We fabricated wind turbine pedestals for the first offshore wind power project in the U.S. in 2015, and we believe that we possess the expertise to obtain future work in this sector. During the first quarter 2018, we signed a contract for the fabrication of one meteorological tower and platform for an offshore wind project located off the U.S. coast of Maryland. The fabrication work was completed in the second quarter 2018 and represents our continued ability to provide structures for this emerging industry. We may also partner with other companies to take advantage of growth in this area and have executed a teaming agreement with the EEW Group to pursue future U.S. offshore wind projects. We can provide no assurances that we will be successful obtaining future wind project awards from this arrangement.

Diversification of our customer base - We are continuing to diversify our customer base within our operating divisions. Specifically:

•
During the first quarter 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship vessel with the U.S. Navy for $63.6 million, with an option for seven additional vessels, which was subsequently protested by one of the unsuccessful bidders. On July 16, 2018, we were notified that the award was upheld by the U.S. Government Accountability Office, and we were given a notification to proceed. On August 6, 2018, we were notified that the unsuccessful bidder had filed a subsequent protest with the Department of Justice.  On August 9, 2018, we were granted a partial stay, which allows us to proceed with pre-construction design development, planning, scheduling and material ordering. Construction of the vessel cannot begin until a final ruling is issued by the U.S. Court of Federal Claims. We are working with the U.S. Navy to re-establish a timeline for construction under this contract.

•
During the second quarter 2018, we signed change orders with two different customers for the construction of one additional harbor tug boat for each customer. Each change order was approximately $13.0 million. We are now constructing a total of five harbor tug boats for each customer.

•
During the third quarter 2018, we signed a contract for the expansion and delivery of a 245-guest paddle wheel riverboat. The paddle wheel boat will be built using the existing hull of a former gaming vessel built in 1995.

Continued growth of our services related work - Demand for services associated with offshore tie-backs, upgrades and maintenance remains strong, and we anticipate it will continue for the remainder of 2018 and into 2019. We will continue to pursue opportunities for offshore and onshore plant expansion and maintenance and have targeted service opportunities within the shale basins in West Texas.

Pursuit of EPC work - During the fourth quarter 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for their SeaOne Project. This project will include execution of engineering, construction and installation of modules for an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America. Our current activities include pricing, planning and scheduling for the project. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. We understand that SeaOne is in the process of securing financing for the project. We continue to enhance our internal project management capabilities through the hiring of additional personnel to service this potential project.

MPSV contract dispute - As discussed in Note 8 to our Consolidated Financial Statements, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers. We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts.

Outlook

Looking forward, our results of operations will be affected primarily by the overall demand and market for our services. In recent years, a significant portion of our historical customer base has been negatively affected by a decline in offshore oil and gas exploration and development activity as companies focus on onshore development opportunities. As a result, and as discussed above, we have implemented a number of initiatives to strategically reposition the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry, and diversify our customers within all of our operating divisions. The success of these initiatives and our future operations will be determined by, among other things:

•	The level of new construction and fabrication projects in the new markets we are pursuing, including petrochemical and industrial facilities and offshore wind;

•	The ability of SeaOne to obtain financing and our successful execution of an agreement with SeaOne for the SeaOne Project;

•	Continued growth within our Shipyard and Services Divisions;

•	Our ability to secure contracts through competitive bidding or alliance/partnering arrangements;

•	Our ability to execute projects within our cost estimates and successfully manage them through completion; and

•	Our ability to resolve our dispute with a customer related to the construction of two MPSVs.

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. We have increased our backlog within our Shipyard, Fabrication and Services Divisions and believe we will be successful securing new project awards and growing our backlog. However, our operations will be negatively impacted in the near term due to an anticipated lag in the commencement of fabrication activities for our recent and anticipated new awards. Further, our previous project awards were sold during a period of competitive pricing with lower than desired margins.

Safety

We operate in an environment that exposes our employees to risk of injury. We are committed to the safety of our employees and believe it is key to our success. Poor safety performance increases our costs, results in construction delays and limits our ability to compete for project awards within our market. Safety performance metrics are incorporated into our annual incentive compensation measures for our executives and senior management.

Critical Accounting Policies and Estimates
For a discussion of critical accounting policies and estimates used in the preparation of our Consolidated Financial Statements, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Annual Report. There have been no changes to our critical accounting policies since December 31, 2017.

New Awards and Backlog
New project awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. New contract commitments represent contracts for which a customer has authorized us to begin work or purchase materials pursuant to written agreement, letters of intent or other forms of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606, and presented in Note 3 to our Consolidated Financial Statements. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. Backlog includes our performance obligations at September 30, 2018, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606, but represent future work that we believe will be performed. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.
Our projects in backlog are generally subject to suspension, termination, or a reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. In addition, customers have the ability to delay the execution of projects. We generally exclude suspended projects from backlog when they are expected to be suspended more than twelve months, because resumption of work and timing of revenue recognition for these projects are difficult to predict. Depending on the size of the project, the termination, postponement or reduction in scope of any one contract could significantly reduce our backlog and could have a material adverse effect on future revenue, operating results and cash flows. A reconciliation of our future performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 3 to our Consolidated Financial Statements) to our reported backlog is provided below (in thousands).

	September 30, 2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Consolidated
Future performance obligations under Topic 606	$44,746	$282,912	$11,699	$836	$—	$340,193
Signed contracts under purported termination (1)	—	30,148	—	—	—	30,148
Backlog	$44,746	$313,060	$11,699	$836	$—	$370,341

___________

(1)
Includes backlog within our Shipyard Division pursuant to a purported notice of termination from our customer related to contracts for the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the MPSVs. See Note 8 to our Consolidated Financial Statements for further discussion of the dispute.

Our backlog at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$44,746	220	$15,771	150
Shipyard	313,060	1,741	184,035	1,104
Services	11,699	158	23,181	290
EPC	836	—	—	—
Intersegment eliminations	—	—	(370)	—
Total (1)	$370,341	2,119	$222,617	1,544

Backlog at September 30, 2018 is expected to be recognized as revenue in the following periods (in thousands):

Year (2)	Total	Percentage
Remainder of 2018	56,243	15.2%
2019	199,922	54.0%
2020	105,124	28.4%
2021	8,405	2.2%
2022	647	0.2%
Thereafter	—	—%
Total	$370,341	100.0%
___________

(1)
At September 30, 2018, six customers represented approximately 89% of our backlog, and at December 31, 2017, four customers represented approximately 73% of our backlog. At September 30, 2018, backlog from the six customers consisted of:

(i)	Newbuild construction of five harbor tugs (to be completed in 2018 through 2020);

(ii)	Newbuild construction of five harbor tugs (separate from above) (to be completed in 2019 through 2020);

(iii)	Newbuild construction of two regional class research vessels (both to be completed in 2021);

(iv)
Newbuild construction of one towing, salvage and rescue ship vessel (to be completed in 2021). During the first quarter 2018, we executed a contract with the U.S. Navy for $63.6 million, with an option for seven additional vessels, which was subsequently protested by one of the unsuccessful bidders. Construction of the vessel cannot begin until a final ruling is issued by the U.S. Court of Federal Claims. See Note 8 to our Consolidated Financial Statements for further discussion. We are working with the U.S. Navy to re-establish a timeline for construction under this contract;

(v)	Expansion of a 245-guest paddle wheel riverboat (to be competed in 2020); and

(vi)
Newbuild construction of two MPSV's. We are currently in dispute with our customer pursuant to a purported notice of termination related to these contracts. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the MPSVs. See Note 8 to our Consolidated Financial Statements for further discussion of the dispute.

(2)
The timing of recognition of the revenue represented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog.

Certain of our contracts contain options which grant the right to our customer, if exercised, for the construction of additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by our customers, our backlog would increase by approximately $534.0 million. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised. We have not received any commitments from our customers related to the exercise of these options, and we can provide no assurances that any of these options will be exercised.
As our backlog increases, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to properly execute our projects and support our project risk mitigation discipline for all projects. This may negatively impact near-term results.

Workforce
At September 30, 2018, we had 816 employees compared to 977 employees at December 31, 2017. Labor hours worked were 1.4 million during the nine months ended September 30, 2018, compared to 1.5 million for the nine months ended September 30, 2017. The decrease in labor hours worked is primarily within our Fabrication Division due to completion of complex modules for a new petrochemical facility with no immediate replacement backlog for our Fabrication Division during the 2018 period, as well as the suspension of construction of two MPSVs within our Shipyard Division pending resolution of the dispute with our customer. See Note 8 to our Consolidated Financial Statements for further discussion of the dispute.This decrease was partially offset by improved demand within our Services Division.

Results of Operations
Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017 (in thousands, except for percentages):
Consolidated

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$49,712	$49,884	$(172)	(0.3)%
Cost of revenue	52,924	50,378	2,546	5.1%
Gross loss	(3,212)	(494)	(2,718)	(550.2)%
Gross loss percentage	(6.5)%	(1.0)%
General and administrative expenses	7,672	4,370	3,302	75.6%
Operating loss	(10,884)	(4,864)	(6,020)	(123.8)%
Interest income (expense), net	72	(45)	117	260.0%
Other income, net	140	38	102	268.4%
Net loss before income taxes	(10,672)	(4,871)	(5,801)	(119.1)%
Income tax expense (benefit)	277	(1,761)	2,038	115.7%
Net loss	$(10,949)	$(3,110)	$(7,839)	(252.1)%

Revenue - Revenue for the three months ended September 30, 2018 and 2017, was $49.7 million and $49.9 million, respectively, representing a decrease of 0.3%. Revenue for the 2018 period approximated revenue for the 2017 period primarily due to lower revenue for our Fabrication Division of $16.0 million attributable to the completion and delivery of four modules for a petrochemical facility in the second quarter 2018, which was substantially offset by:

•	A $5.0 million increase in revenue within our Services Division due to additional demand for onshore and offshore oil and gas service related projects; and

•
A $9.4 million net increase in revenue within our Shipyard Division due to additional progress on the construction of ten harbor tug vessels and an ice-breaker tug that was not under construction during the third quarter 2017, offset partially by lower revenue from our two MPSV contracts that were suspended during the first quarter 2018. See Note 8 to our Consolidated Financial Statements for further discussion of the MPSV contracts.

Gross loss - Gross loss for the three months ended September 30, 2018 and 2017, was $3.2 million (6.5% of revenue) and $0.5 million (1.0% of revenue), respectively. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs (including holding costs for our Texas North Yard of $0.7 million) and the impact of lower margin backlog within our Shipyard Division related to previous project awards sold during a period of competitive pricing. The increase in gross loss relative to the prior period was primarily due to a higher gross loss for our Fabrication Division of $5.3 million related to decreased fabrication revenue, offset partially by:

•
A decrease in gross loss within our Shipyard Division of $1.7 million due to increased revenue, a reduction in overhead costs, and the prior period including $2.1 million in contract losses related to cost increases on the construction of two MPSVs; and

•	Increased gross profit within our Services Division of $1.3 million due to increased revenue and higher recovery of our overhead costs.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 and 2017, were $7.7 million (15.4% of revenue) and $4.4 million (8.8% of revenue), respectively, representing an increase of 75.6%. The increase was primarily due to:

•
Bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the third quarter 2018 within our Fabrication Division as we received indications that collectability of the receivable was no longer probable;

•	Increased legal and advisory fees related to customer disputes;

•	Costs associated with the evaluation of strategic alternatives and initiatives to diversify our business; and

•	An increase in administrative personnel for our newly created EPC Division.

These increases were offset partially by headcount reductions.

Interest income (expense), net - Interest income (expense), net for the three months ended September 30, 2018 and 2017, was income of $72,000 and expense of $45,000, respectively. The net interest income for the 2018 period was primarily due to interest earned from cash equivalents and short-term investments.

Other income, net - Other income, net for the three months ended September 30, 2018 and 2017, was income of $0.1 million and $38,000, respectively. Other income, net for the period was primarily due to net gains on the sales of assets.

Income tax expense (benefit) - Income tax expense (benefit) for the three months ended September 30, 2018 and 2017, was expense of $0.3 million and benefit of $1.8 million, respectively. Current expense represents state income taxes. No federal tax benefit was recorded during the 2018 period as a full valuation allowance was recorded against our net NOL deferred tax assets generated during the period. See Note 1 to our Consolidated Financial Statements for further discussion of our NOLs and deferred tax assets.

Operating Segments

The results of our four operating divisions and non-operating corporate division for the three months ended September 30, 2018 and 2017, are presented below (in thousands, except for percentages).

Fabrication	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$2,311	$18,318	$(16,007)	(87.4)%
Gross profit (loss)	(4,032)	1,250	(5,282)	(422.6)%
Gross profit (loss) percentage	(174.5)%	6.8%
General and administrative expenses	3,676	778	2,898	372.5%
Operating income (loss)	(7,708)	472	(8,180)

Revenue - Revenue for the three months ended September 30, 2018 and 2017, was $2.3 million and $18.3 million, respectively, representing a decrease of 87.4%. The decrease was primarily due to the completion and delivery of four modules for a petrochemical facility during the second quarter 2018, with no significant projects under construction during the third quarter 2018. We were awarded a new project for the expansion of a paddle wheel riverboat during the third quarter 2018 that will be constructed by our Fabrication Division; however, construction did not commence until the fourth quarter 2018.

Gross profit (loss) - Gross profit (loss) for the three months ended September 30, 2018 and 2017, was a gross loss of $4.0 million (174.5% of revenue) and a gross profit of $1.3 million (6.8% of revenue), respectively. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs (including holding costs for our Texas North Yard of $0.7 million). The gross loss for 2018 relative to the prior period gross profit was primarily due to decreased revenue, offset partially by a reduction in overhead costs.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 and 2017, were $3.7 million (159.1% of revenue) and $0.8 million (4.2% of revenue), respectively, representing an increase of 372.5%. The increase was primarily due to bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the third quarter 2018 as we received indications that collectability of the receivable was no longer probable and higher legal and advisory fees related to the pursuit of claims against a customer for disputed change orders for a project completed prior to 2017, offset partially by headcount reductions.

Shipyard	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue (1)	$24,492	$15,074	$9,418	62.5%
Gross loss	(1,764)	(3,504)	1,740	49.7%
Gross loss percentage	(7.2)%	(23.2)%
General and administrative expenses	696	888	(192)	(21.6)%
Operating loss (1)	(2,460)	(4,392)	1,932
___________

(1)
Revenue for the three months ended September 30, 2018 and 2017, includes $15,000 and $0.5 million, respectively, of non-cash amortization of deferred revenue related to values assigned to contracts acquired in a previous acquisition.

Revenue - Revenue for the three months ended September 30, 2018 and 2017, was $24.5 million and $15.1 million, respectively, representing an increase of 62.5%. The increase was primarily due to additional progress on the construction of ten harbor tug vessels and an ice-breaker tug that was not under construction during the third quarter 2017, offset partially by lower revenue from our two MPSV contracts that were suspended during the first quarter 2018. See Note 8 to our Consolidated Financial Statements for further discussion of the MPSV contracts.

Gross loss - Gross loss for the three months ended September 30, 2018 and 2017, was $1.8 million (7.2% of revenue) and $3.5 million (23.2% of revenue), respectively, representing a decrease of 49.7%. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs and the impact of lower margin backlog related to previous project awards sold during a period of competitive pricing.

The decrease in gross loss relative to the 2017 period was primarily due to higher revenue, a reduction in overhead costs, and the prior period including $2.1 million in contract losses related to cost increases on the construction of two MPSVs.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 and 2017, were $0.7 million (2.8% of revenue) and $0.9 million (5.9% of revenue), respectively, representing a decrease of 21.6%. The decrease was primarily due to headcount reductions.

Services	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$22,617	$17,651	$4,966	28.1%
Gross profit	3,191	1,912	1,279	66.9%
Gross profit percentage	14.1%	10.8%
General and administrative expenses	705	695	10	1.4%
Operating income	2,486	1,217	1,269

Revenue - Revenue for the three months ended September 30, 2018 and 2017, was $22.6 million and $17.7 million, respectively, representing an increase of 28.1%. The increase was due to an overall increase in activity resulting from higher demand for our onshore and offshore services.

Gross profit - Gross profit for the three months ended September 30, 2018 and 2017, was $3.2 million (14.1% of revenue) and $1.9 million (10.8% of revenue), respectively, representing an increase of 66.9%. The increase was due to higher revenue and improved recovery of overhead costs.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 and 2017, were $0.7 million (3.1% of revenue) and $0.7 million (3.9% of revenue), respectively, representing an increase of 1.4%.

EPC	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$1,071	$—	$1,071	100.0%
Gross loss	(205)	—	(205)	(100.0)%
Gross loss percentage	(19.1)%	n/a
General and administrative expenses	503	—	503	100.0%
Operating loss	(708)	—	(708)

Revenue - Our EPC Division did not exist at September 30, 2017. Revenue for the three months ended September 30, 2018 consists of pricing, planning and scheduling work for the SeaOne Project. See Note 7 to our Consolidated Financial Statements for further discussion of our EPC Division and the SeaOne Project.

Gross loss - Gross loss for the three months ended September 30, 2018, was primarily due to costs incurred that are not yet fully recoverable under our current scope of work authorized by SeaOne.

General and administrative expenses - General and administrative expenses include the addition of administrative personnel and other costs as we invest in this new business.

Corporate	Three Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$—	$—	$—
Gross loss	(402)	(152)	(250)	(164.5)%
Gross loss percentage	n/a	n/a
General and administrative expenses	2,092	2,009	83	4.1%
Operating loss	(2,494)	(2,161)	(333)

Gross loss - Gross loss for the three months ended September 30, 2018 and 2017, was $0.4 million and $0.2 million, respectively, representing an increase of 164.5%. The increase was primarily due to higher costs to support our strategic initiatives and EPC Division.

General and administrative expenses - General and administrative expenses for the three months ended September 30, 2018 and 2017, were $2.1 million (4.2% of consolidated revenue) and $2.0 million (4.0% of consolidated revenue), respectively, representing an increase of 4.1%.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017 (in thousands, except for percentages):
Consolidated

	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$161,016	$133,745	$27,271	20.4%
Cost of revenue	164,248	150,755	13,493	9.0%
Gross loss	(3,232)	(17,010)	13,778	81.0%
Gross loss percentage	(2.0)%	(12.7)%
General and administrative expenses	17,473	12,940	4,533	35.0%
Asset impairments	1,360	389	971	249.6%
Operating loss	(22,065)	(30,339)	8,274	27.3%
Interest expense, net	(166)	(262)	96	36.6%
Other income (expense), net	6,954	(209)	7,163	3,427.3%
Net loss before income taxes	(15,277)	(30,810)	15,533	50.4%
Income tax expense (benefit)	419	(10,322)	10,741	104.1%
Net loss	$(15,696)	$(20,488)	$4,792	23.4%

Revenue - Revenue for the nine months ended September 30, 2018 and 2017, was $161.0 million and $133.7 million, respectively, representing an increase of 20.4%. The increase was primarily due to a $22.9 million increase within our Services Division from additional demand for both onshore and offshore services and a $14.9 million increase within our Shipyard Division primarily due to additional progress on the construction of ten harbor tug vessels, two regional class research vessels and an ice-breaker tug that was not under construction during the prior period. These increases were partially offset by a decrease in revenue of $14.3 million within our Fabrication Division primarily due to the completion and delivery of four modules for a petrochemical facility during the second quarter 2018 and lower revenue from our two MPSV contracts that were suspended during the first quarter 2018.

Gross loss - Gross loss for the nine months ended September 30, 2018 and 2017, was $3.2 million (2.0% of revenue) and $17.0 million (12.7% of revenue), respectively, representing a decrease of 81.0%. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs (including holding costs for our South Texas Properties of $1.6 million) and the impact of lower margin backlog within our Shipyard Division related to previous project awards sold during a period of competitive pricing.

The decrease in gross loss relative to the prior period was primarily due to a decrease in gross loss within our Shipyard Division of $13.5 million due to increased revenue, a reduction in overhead costs, and the prior period including $12.7 million in contract losses related to cost increases on the construction of two MPSVs, and increased gross profit within our Services Division of $7.1 million due to increased revenue and higher recovery of our overhead costs, offset partially by a gross loss for our Fabrication Division of $5.9 million related to decreased fabrication revenue.

General and administrative expenses - General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $17.5 million (10.9% of revenue) and $12.9 million (9.7% of revenue), respectively, representing and increase of 35.0%. The increase was primarily due to:

•
Bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the third quarter 2018 within our Fabrication Division as we received indications that collectability of the receivable was no longer probable;

•	Higher legal and advisory fees related to customer disputes;

•	Costs associated with the evaluation of strategic alternatives and initiatives to diversify our business;

•	An increase in administrative personnel for our newly created EPC Division; and

•	Higher short term incentive plan costs for certain divisions and higher long-term incentive plan costs.

These increases were offset partially by headcount reductions.

Asset impairments - Asset impairments for the nine months ended September 30, 2018 and 2017, were $1.4 million and $0.4 million, respectively. The impairments were recorded during the first half of 2018 and 2017, respectively, and were related to certain assets that were held for sale within our Fabrication and Shipyard Divisions. See Note 2 to our Consolidated Financial Statements for further discussion of our assets held for sale.

Interest expense, net - Interest expense, net for the nine months ended September 30, 2018 and 2017, was expense of $0.2 million and $0.3 million, respectively. Interest expense, net deceased for the period primarily due to interest earned from cash equivalents and short-term investments, partially offset by interest expense on borrowings outstanding earlier in 2018.

Other income (expense), net - Other income (expense), net for the nine months ended September 30, 2018 and 2017, was income of $7.0 million and expense of $0.2 million, respectively. Other income, net for the 2018 period was primarily due to a gain on the sale of our Texas South Yard of $3.9 million and a gain from insurance recovery proceeds related to Hurricane Harvey of $3.6 million recorded during the first half of 2018.

Income tax expense (benefit) - Income tax expense (benefit) for the nine months ended September 30, 2018 and 2017, was expense of $0.4 million and a benefit of $10.3 million, respectively. Current expense represents state income taxes. No federal tax benefit was recorded during the 2018 period as a full valuation allowance was recorded against our NOL deferred tax assets generated during the period. See Note 1 to our Consolidated Financial Statements for further discussion of our NOLs and deferred tax assets.

Operating Segments

The results of our four operating divisions and non-operating corporate division for the nine months ended September 30, 2018 and 2017, are presented below (amounts in thousands, except for percentages).

Fabrication	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$28,171	$42,517	$(14,346)	(33.7)%
Gross profit (loss)	(5,918)	216	(6,134)	(2,839.8)%
Gross profit (loss) percentage	(21.0)%	0.5%
General and administrative expenses	5,251	2,432	2,819	115.9%
Asset impairments	1,360	—	1,360	100.0%
Operating loss	(12,529)	(2,216)	(10,313)

Revenue - Revenue for the nine months ended September 30, 2018 and 2017, was $28.2 million and $42.5 million, respectively, representing a decrease of 33.7%. The decrease was primarily due to the completion and delivery of four modules for a petrochemical facility during the second quarter 2018 with no other significant projects under construction during the remaining period of 2018. We were awarded a new project for the expansion of a paddle wheel riverboat during the third quarter 2018 that will be constructed by our Fabrication Division; however, construction did not commence until the fourth quarter 2018. In addition, revenue from our South Texas Properties decreased $3.5 million as these properties were either sold and/or marketed for sale during all of 2018. See Note 2 to our Consolidated Financial Statements for further discussion of our South Texas Properties.

Gross profit (loss) - Gross profit (loss) for the nine months ended September 30, 2018 and 2017, was a gross loss of $5.9 million (21.0% of revenue) and a gross profit of $0.2 million (0.5% of revenue), respectively. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs (including holding costs for our South Texas Properties of $1.6 million). The gross loss for 2018 relative to the prior period gross profit was primarily due to decreased revenue, offset partially by a reduction in overhead costs and lower depreciation expense for our South Texas Properties as these assets were classified as held for sale during all of 2018.

General and administrative expenses - General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $5.3 million (18.6% of revenue) and $2.4 million (5.7% of revenue), respectively, representing an increase of 115.9%. The increase is primarily due to:

•
Bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the third quarter 2018 as we received indications that collectability of the receivable was no longer probable;

•	Legal and advisory fees related to pursuit of claims against a customer for disputed change orders for a project completed prior to 2017; and

•	Legal expenses incurred to market and sell our South Texas Properties.

These increases were offset partially by headcount reductions.

Asset impairments - Asset impairments for the nine months ended September 30, 2018 were $1.4 million. The impairments were recorded during the first half of 2018 and were related to certain assets that were held for sale. See Note 2 to our Consolidated Financial Statements for further discussion of our assets held for sale.

Shipyard	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue (1)	$66,677	$51,798	$14,879	28.7%
Gross loss (1)	(5,563)	(19,061)	13,498	70.8%
Gross loss percentage	(8.3)%	(36.8)%
General and administrative expenses	2,089	2,835	(746)	(26.3)%
Asset impairments	—	389	(389)	(100.0)%
Operating loss (1)	(7,652)	(22,285)	14,633
___________

(1)
Revenue for the nine months ended September 30, 2018, and 2017, includes $0.5 million and $2.4 million, respectively, of non-cash amortization of deferred revenue related to values assigned to contracts in a previous acquisition.

Revenue - Revenue for the nine months ended September 30, 2018 and 2017, was $66.7 million and $51.8 million, respectively, representing an increase of 28.7%. The increase was primarily due to additional progress on the construction of ten harbor tug vessels, two regional class research vessels and an ice-breaker tug that was not under construction during the prior period, partially offset by lower revenue from our two MPSV contracts that were suspended during the first quarter 2018.

Gross loss - Gross loss for the nine months ended September 30, 2018 and 2017, was $5.6 million (8.3% of revenue) and $19.1 million (36.8% of revenue), respectively, representing a decrease of 70.8%. The gross loss during the 2018 period was primarily due to under recovery of our overhead costs and the impact of lower margin backlog related to previous project awards sold during a period of competitive pricing. The decrease in gross loss relative to the prior period was primarily due to:

•	Higher revenue and a reduction in overhead costs;

•	Contract losses of $12.7 million during the prior period related to cost increases on the construction of two MPSVs; and

•	Holding and closing costs during the prior period of approximately $0.8 million related to our Prospect shipyard, for which our lease of the facility was terminated during the fourth quarter 2017.

General and administrative expenses - General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $2.1 million (3.1% of revenue) and $2.8 million (5.5% of revenue), respectively, representing a decrease of 26.3%. The decrease was primarily due to headcount reductions.

Asset impairments - Asset impairments for the nine months ended September 30, 2017 were $0.4 million. The impairments were recorded during the first half of 2017 and were related to certain assets that were held for sale. See Note 2 to our Consolidated Financial Statements for additional discussion of our assets held for sale.

Services	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$66,692	$43,758	$22,934	52.4%
Gross profit	9,390	2,335	7,055	302.1%
Gross profit percentage	14.1%	5.3%
General and administrative expenses	2,201	2,008	193	9.6%
Operating income	7,189	327	6,862

Revenue - Revenue for the nine months ended September 30, 2018 and 2017, was $66.7 million and $43.8 million, respectively, representing and increase of 52.4%. The increase was due to an overall increase in activity resulting from higher demand for our onshore and offshore services.

Gross profit - Gross profit for the nine months ended September 30, 2018 and 2017, was $9.4 million (14.1% of revenue) and $2.3 million (5.3% of revenue), respectively, representing an increase of 302.1%. The increase was due to higher revenue and improved recovery of overhead costs.

General and administrative expenses - General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $2.2 million (3.3% of revenue) and $2.0 million (4.6% of revenue), respectively, representing an increase of 9.6%. The increase was due to additional costs to support higher activity and higher employee incentive compensation costs.

EPC	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$2,026	$—	$2,026	100.0%
Gross profit	30	—	30	100.0%
Gross profit percentage	1.5%	n/a
General and administrative expenses	1,405	—	1,405	100.0%
Operating loss	(1,375)	—	(1,375)

Revenue - Our EPC Division did not exist at September 30, 2017. Revenue for the nine months ended September 30, 2018, consists of pricing, planning and scheduling work for the SeaOne Project. See Note 7 to our Consolidated Financial Statements for further discussion of our EPC Division and the SeaOne Project.

General and administrative expenses - General and administrative expenses include the addition of administrative personnel and other costs as we invest in this new business.

Corporate	Nine Months Ended September 30,		Increase (Decrease)
	2018	2017	Amount	Percent
Revenue	$—	$—	$—
Gross loss	(1,171)	(500)	(671)	(134.2)%
Gross loss percentage	n/a	n/a
General and administrative expenses	6,527	5,665	862	15.2%
Operating loss	(7,698)	(6,165)	(1,533)

Gross loss - Gross loss for the nine months ended September 30, 2018 and 2017, was $1.2 million and $0.5 million, respectively, representing an increase in gross loss of 134.2%. The increase in gross loss was primarily due to higher costs to support our strategic initiatives and EPC Division.

General and administrative expenses - General and administrative expenses for the nine months ended September 30, 2018 and 2017, were $6.5 million (4.1% of consolidated revenue) and $5.7 million (4.2% of consolidated revenue), respectively, representing and increase of 15.2%. The increase was primarily due to increased legal and advisory fees related to customer disputes, costs associated with the evaluation of strategic alternatives and initiatives to diversify our business, and higher long-term incentive plan costs.

Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, potential proceeds from the sale of assets held for sale, and availability under our Credit Agreement (discussed below). Our available liquidity is impacted by changes in our working capital (excluding cash and cash equivalents and short-term investments) and our capital expenditure requirements. At September 30, 2018, our cash and cash equivalents and short-term investments totaled $54.5 million and our working capital was $124.0 million. Working capital includes $9.5 million of short-term investments and $42.7 million of assets held for sale. Fluctuations in our working capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and the mix of our backlog. Our working capital is particularly impacted by the timing of new project awards and related payments in advance of performing work, and the subsequent achievement of billing milestones or progress billings on backlog as we complete certain phases of work. Working capital is also impacted at period-end by the timing of contracts receivable collections and accounts payable payments on our projects.

A summary of our immediately available liquidity at September 30, 2018, is as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents	$45,020
Short-term investments (1)	9,494
Total cash, cash equivalents and short-term investments	54,514
Credit Agreement capacity	40,000
Less: Outstanding letters of credit	2,475
Credit Agreement availability	37,525
Total available liquidity	$92,039
___________
(1) Includes U.S. Treasuries and other investment-grade commercial paper which can be liquidated quickly in open markets.

Sales of Assets

As discussed in our Overview, we have initiated several strategies to monetize underutilized assets. Specifically, during the second quarter 2018, we completed the sale of our Texas South Yard for $55.0 million, less selling costs of $1.5 million, for total net proceeds during the nine-months ended September 30, 2018 of approximately $53.5 million and a gain of approximately $3.9 million.

In addition, on September 26, 2018, we entered into an agreement to sell the Texas North Yard and certain associated equipment for $28.0 million. We received $0.5 million during the third quarter 2018 as a deposit on the property, which is refundable under certain circumstances. The sale is anticipated to close in the fourth quarter 2018 and is subject to customary closing conditions, including the purchaser’s right to conduct inspections of the property related to confirmation of title, surveys, environmental conditions, easements and access rights, and third-party consents. Based on the sales price and estimated closing and other costs, we expect to realize a gain on the transaction upon closing. We can provide no assurances that we will successfully close the transaction, that closing will occur under our expected timeline or that we will achieve our estimated net proceeds or a gain on the sale. We continue to actively market the remaining Texas North Yard assets held for sale, which primarily consist of three 660-ton crawler cranes, a barge, a plate bending roll machine, and panel line equipment.

Line of Credit

We have a $40.0 million Credit Agreement with Hancock Whitney Bank that can be used for borrowings or letters of credit. On August 27, 2018, we entered into a third amendment to our Credit Agreement, which extended its maturity date from June 9, 2019 to June 9, 2020, and reduced the base tangible net worth requirement from $185.0 million to $180.0 million. The third amendment also removed the inclusion of 50% of Consolidated Net Income (as defined in the Credit Agreement) for each fiscal quarter and the inclusion of 50% of the gain on the sale of our South Texas Properties from our minimum tangible net worth covenant. Accordingly, our amended quarterly financial covenants during the term of the Credit Agreement are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;

•
Minimum tangible net worth of at least the sum of $180.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate or LIBOR plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (other than the assets held for sale at our Texas North Yard).

At September 30, 2018, we had no outstanding borrowings under our Credit Agreement and $2.5 million of outstanding letters of credit, providing $37.5 million of available capacity. At September 30, 2018, we were in compliance with all of our financial covenants, with a tangible net worth of $203.2 million (as defined by the Credit Agreement) and a ratio of current assets to current liabilities of 3.37 to 1.0.

Cash Flow Activity

During the nine months ended September 30, 2018 and 2017, net cash used in operating activities was $18.7 million and $29.6 million, respectively. During the three months ended September 30, 2018 and 2017, net cash provided by operating activities was $7.8 million, compared to cash used in operating activities of $1.6 million, respectively. The use of cash during the nine months ended September 30, 2018, was primarily due to the following:

•
Operating losses for the period, excluding gains from asset sales and insurance recoveries of $6.8 million, bad debt expense of $2.8 million, non-cash amortization of deferred revenue of $0.5 million, and non-cash depreciation and amortization, asset impairments, and stock compensation expense totaling $11.3 million;

•
Increase in contracts receivable and retainage of $6.2 million (exclusive of bad debt expense of $2.8 million and a $3.0 million reclassification of retainage to other noncurrent assets during the period as we do not anticipate collection within the next twelve months). The increase in contracts receivable, net of the reclassification, is primarily due to slower collections of receivables for our T&M work;

•	Increase in contracts in progress of $11.8 million, primarily related to the net billing positions on projects in our Shipyard Division;

•	Increase in prepaid expenses, inventory and other assets of $2.5 million, primarily due to the aforementioned reclassification of retainage to other noncurrent assets; and

•	Decrease in accrued contract losses and noncurrent deferred revenue of $3.2 million.

These uses of cash were partially offset by:

•	Increase in advance billings on contracts of $9.8 million, primarily related to the net billing position on projects in our Fabrication Division; and

•	Increase in accounts payable and accrued expenses of $4.2 million;

During the nine months ended September 30, 2018, net cash provided by investing activities was $55.5 million, compared to net cash used in investing activities of $2.4 million for the nine months ended September 30, 2017. Cash provided by investing activities during the 2018 period was due to proceeds received from asset sales of $57.7 million, primarily related to the sale of our Texas South Yard and insurance proceeds of $9.4 million resulting from hurricane damage to our facilities, offset partially by the purchase of short-term investments of $9.2 million and capital expenditures of $2.4 million.

During the nine months ended September 30, 2018 and 2017, net cash used in financing activities was $0.8 million and $1.4 million, respectively. Cash used in financing activities primarily related to tax payments made on behalf of employees from vested stock withholdings.

Future Liquidity Outlook
As discussed in our Overview, we continue to focus on maintaining liquidity and securing meaningful new contract awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to improve our liquidity, including reductions in costs (including reducing our workforce and reducing the cash compensation paid to our directors and the salaries of our executive officers) and the divestiture of underutilized assets. The primary uses of our liquidity for the remainder 2018 and the foreseeable future are to fund the underutilization of our fabrication facilities in our Shipyard and Fabrication Divisions until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs, working capital requirements for our projects, capital expenditures and enhancements to our Shipyard facilities, the expansion of our EPC Division, corporate administrative expenses and strategic initiatives. Future capital expenditures will be highly dependent upon the amount and timing of future new project awards. Capital expenditures for the nine months ended September 30, 2018 were $2.4 million and we anticipate capital expenditures of approximately $1.0 million for the remainder of 2018.

If industry conditions for offshore oil and gas do not improve, we are unable to increase our backlog, or we are unable to diversify our customer base, we would take additional measures to reduce costs and preserve our cash until we are able to generate cash flows from operations.

We believe that our cash, cash equivalents and short-term investments at September 30, 2018, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for the remainder of 2018 and 2019, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain additional bank financing, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the quarter ended September 30, 2018. For more information on market risk, refer to Part II, Item 7A of our 2017 Annual Report.
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
There have been no changes during the quarter ended September 30, 2018, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. See Note 8 to our Consolidated Financial Statements for further information relating to this recent litigation.

Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” included in our 2017 Annual Report.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed with the SEC on April 23, 2009 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2018 (SEC File no. 001-34279).
10.1	Third Amendment to Credit Agreement dated August 27, 2018. *
10.2	Agreement of Sale between Berry Contracting, L.P. and Gulf Marine Fabricators, L.P. dated as of September 26, 2018. *
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: November 8, 2018