Form 10-K
period 2018-12-31
GULF ISLAND FABRICATION INC
filed 2019-03-01
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2018, was approximately $129,279,276.
The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 1, 2019, was 15,234,420.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2019 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.
ANNUAL REPORT ON FORM 10-K FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2018

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2018 ("2018 Annual Report" or "this Report"), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Credit Agreement	Our $40.0 million revolving credit facility with Hancock Whitney Bank maturing June 9, 2020, as amended.

deck
The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

direct labor hours	Hours worked by employees directly involved in the production of our products. These hours do not include support personnel such as maintenance and warehousing.

DTA(s)	Deferred tax asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

EPS	Earnings per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication AHFS
The remaining machinery and equipment previously located at our Texas North Yard that was not sold in connection with the sale of the Texas North Yard and continues to be held for sale by our Fabrication Division.

FASB	Financial Accounting Standards Board.

Financial Statements
Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity, and Statements of Cash Flows, as filed in this Report.

FPSO	Floating Production Storage and Offloading vessel. A floating vessel used by the offshore oil and gas industry for the production and processing of hydrocarbons and for the storage of oil.

GAAP	Generally accepted accounting principles in the U.S.

GOM	Gulf of Mexico.

Houma Fabrication Yard	Our Fabrication Division's fabrication yard located in Houma, Louisiana.

-ii

Houma Shipyard	Our Shipyard Division's shipyard located in Houma, Louisiana.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

inland or inshore	Typically in bays, lakes and marshy areas.

jacket:
A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Shipyard	Our Shipyard Division's shipyard located near Jennings, Louisiana.

Lake Charles Shipyard	Our Shipyard Division's shipyard located near Lake Charles, Louisiana.

LIBOR	London Inter-Bank Offered Rate.

MinDOC
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

MPSV	Multi-Purpose Service Vessel.

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OSV	Offshore Support Vessel.

OPEC	Organization of the Petroleum Exporting Countries.

Performance Obligation
A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SeaOne	SeaOne Caribbean, LLC.

SeaOne Project
The engineering, procurement, construction, installation, commissioning and start-up work for SeaOne's Compressed Gas Liquids Caribbean Fuels Supply Project. This project is expected to consist of an export facility in Gulfport, Mississippi and import facilities in the Caribbean and South America.

-iii

SEC	U.S. Securities and Exchange Commission.

Shipyards	Our Houma Shipyard, Jennings Shipyard and Lake Charles Shipyard.

Shipyard AHFS	Drydock of our Shipyard Division that is held for sale.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties	Our former Texas North Yard and Texas South Yard. The Texas South Yard was sold on April 20, 2018 and the Texas North Yard was sold on November 15, 2018.

SPAR
Single Point Anchor Reservoir. A floating structure with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

spud barge	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

subsea templates	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Texas North Yard	Our former fabrication yard, and certain related machinery and equipment, located in Aransas Pass, Texas, which was sold on November 15, 2018.

Texas South Yard	Our former fabrication yard, and certain related machinery and equipment, located in Ingleside, Texas, which was sold on April 20, 2018.

TLP
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation allowance(s).

-iv

Cautionary Statement on Forward-Looking Information
This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to oil and gas prices, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, ability to raise additional capital, ability to amend or obtain new debt financing or credit facilities on favorable terms, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to generate sufficient cash flow, ability to sell certain assets, customer or subcontractor disputes, ability to resolve the dispute with a customer relating to the purported termination of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in our joint ventures and other strategic alliances, progress of the SeaOne Project, and other factors described in Item 1A in this Report as may be updated by subsequent filings with the SEC.
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

PART I
Items 1 and 2. Business and Properties

Certain terms are defined in the “Glossary of Terms” beginning on page ii.

Description of our Operations

Gulf Island Fabrication, Inc. ("Gulf Island"), together with its subsidiaries ("the Company," "we," "us" and "our"), is a Louisiana corporation, which was incorporated in 1985. We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide project management for engineering, procurement and construction ("EPC") projects along with installation, hookup, commissioning, and repair and maintenance services. In addition, we perform civil, drainage and other work for state and local governments. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; petrochemical, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana. See "Overview" section in Item 7 for discussion of our current business and outlook.

Significant projects in our backlog include the expansion of a paddle wheel riverboat, and the construction of nine harbor tugs, two offshore regional class marine research vessels (with a customer option for a third vessel), two vehicle ferries, two towboats, an ice-breaker tug, and a towing, salvage and rescue ship for the U.S. Navy (with customer options for seven additional vessels). Recently completed projects include the fabrication of complex modules for a newbuild petrochemical facility and construction of two technologically-advanced OSVs, and a harbor tug. Previous projects also include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

We operate and manage our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represent our reportable segments. See “Results of Operations” in Item 7 and Note 12 of our Consolidated Financial Statements ("Financial Statements") in Item 8 for segment financial information by division.

Fabrication Division - Our Fabrication Division fabricates modules for petrochemical and industrial facilities, foundations for alternative energy developments and other complex steel structures. Our Fabrication Division also fabricates offshore drilling and production platforms and other offshore structures for customers in the oil and gas industry, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. We perform these activities at our fabrication yard in Houma, Louisiana.

Shipyard Division - Our Shipyard Division fabricates newbuild vessels, including OSVs, MPSVs, research vessels, tug boats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, lift boats and other marine vessels. Our Shipyard Division also performs marine repair activities, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. We perform these activities at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services Division provides interconnect piping and related services for offshore platforms and inland structures, which includes sending crews to offshore platforms in the GOM to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern U.S. for various on-site construction and maintenance activities. In addition, we fabricate packaged skid units and perform various civil and drainage projects, such as pump stations, levee reinforcement, bulkheads and other work for state and local governments. We perform these services at customer facilities or at our services yard in Houma, Louisiana.

EPC Division - Our EPC Division was created during the fourth quarter 2017 to manage potential work for the SeaOne Project, offshore wind opportunities and other projects that may require project management of EPC activities. During the fourth quarter 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for its SeaOne Project. This project is expected to consist of an export facility in Gulfport, Mississippi and import facilities in the Caribbean and South America. Our current activities include pricing, planning and scheduling for the project.

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

Facilities and Equipment

Our operating facilities are located in Houma, Jennings and Lake Charles, Louisiana. Although our divisional operations are managed separately and represent separate reportable segments, we may move labor and resources among our divisions and facilities from time to time to ensure we have the proper resources dedicated to our projects and to maximize our utilization. The following summarizes the facilities and equipment that are significant to our business.

Fabrication Division Facilities - Our Fabrication Division operates from our fabrication yard located on the Houma Navigation Canal in Houma, Louisiana, approximately 30 miles from the GOM (“Houma Fabrication Yard”). Our Houma Fabrication Yard is an owned facility and includes:

•
163 developed acres located on the east bank of the Houma Navigation Canal. The yard includes 54,000 square feet of administrative and operations facilities, 267,000 square feet of covered fabrication facilities, 52,300 square feet of warehouse facilities and 8,000 square feet of training and medical facilities. The yard has 4,650 linear feet of water frontage, including 1,880 feet of steel bulkheads that permit docking of vessels and the load out of heavy structures; and

•
437 acres located on the west bank of the Houma Navigation Canal, of which 150 acres are developed for fabrication and the remainder is unimproved land that is available for expansion. The developed portion of the yard includes 8,000 square feet of administrative and operations facilities, 151,600 square feet of covered fabrication facilities, and 21,000 square feet of warehouse facilities. The yard has 6,750 linear feet of water frontage, including 2,350 feet of steel bulkheads that permit docking of vessels and the load out of heavy structures.

Significant equipment in the Houma Fabrication Yard includes:

•	two plate bending rolls that have the capability to roll and weld steel into approximately 25,000 tons of tubular pipe sections per year;

•	computerized Vernon brace coping machines that can handle pipe of 1,000 pounds per foot and 48-inch outer diameter up to 1,500 pounds per foot and up to 54-inch outer diameter;

•
a computerized numeric controlled plasma-arc cutting system that cuts and bevels steel up to one inch thick at a rate of 200 inches per minute and can etch steel for piece markings and layout markings at a rate of 300 inches per minute;

•	a state of the art blast and coating facility that allows us to provide blast and paint services;

•
a pipe fabrication shop equipped with one CNC multi-axis pipe bender, four inch to ten inch pipe, one CNC multi-axis bender for one inch to four inch pipe, one CNC Plasma multi-axis pipe cutter, pipe spooling stations, pipe welding stations, three 2.5-ton gantry cranes and various equipment for pipe fitting and welding;

•	10 crawler cranes, which each range in tonnage capacity from 230 to 500 tons;

•
18 rubber-tired hydraulic modular transporters with a 200-ton individual weight capacity. The transporters easily relocate and allow fabricated structures to be transported within our yard. When used in tandem, the transporters allow fabricated structures weighing as much as 3,600 tons to be transported within our yard. The transporters allow easier load-out of smaller structures and provide more agility for the movement of larger structures; and

•	two grit blast systems, a hydraulic plate shear, a hydraulic press brake, and various other equipment needed to fabricate steel structures and components.

During 2018, we completed the sale of our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties"), and accordingly, we no longer have any fabrication facilities in Texas. See “Sales of Assets” in Item 7 and Note 3 of our Financial Statements in Item 8 for further discussion of the sale of our South Texas Properties.

Shipyard Division Facilities - Our Shipyard Division operates from our shipyards in Houma (“Houma Shipyard”), Jennings (“Jennings Shipyard”) and Lake Charles (“Lake Charles Shipyard”), Louisiana (collectively, “Shipyards”).

Our Houma Shipyard is located within our Houma Fabrication Yard on the west bank of the Houma Navigation Canal and shares certain of the aforementioned facilities with the Houma Fabrication Yard. Significant equipment in the Houma Shipyard includes:

•	a prefabrication shop equipped with a 750-ton press brake for forming plate, multiple hydraulic iron workers, various equipment for welding and fitting, and three 10-ton gantry cranes;

•
an automated panel line shop equipped with a NC plasma cutting table, a one-sided plate welder with magnetic holding system, a plate marking station, a magnetic stiffener fitting station, a six head stiffener welding station, a secondary structure fitting station, two 20-ton gantry cranes, one 15-ton gantry crane and other various equipment for welding and fitting;

•	a main assembly shop equipped with four 20-ton gantry cranes and various equipment for welding and fitting;

•	a 400’x160’floating drydock with a 15,000-ton lift capacity used for repair and conversion of ships; and

•	two crawler cranes each with 230-ton capacity.

Our Jennings Shipyard is a leased facility and includes 180 acres located five miles east of Jennings, Louisiana, on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway. The yard has four covered construction bays with over 100,000 square feet of covered fabrication facilities and 3,000 feet of linear water frontage with two launch ways. The lease, including exercisable renewal options, extends through January 2045. Significant owned equipment in the Jennings Shipyard includes:

•	a pipe fabrication shop equipped with one CNC plasma multi-axis pipe cutter, pipe spooling stations, pipe welding stations, various equipment for pipe fitting & welding, and one 5-ton gantry crane;

•
a multi-bay fabrication shop equipped with a 500-ton press brake for forming plate, one hydraulic iron worker, one CNC plasma cutting table, two 10-ton gantry cranes, three 5-ton gantry cranes, four 20-ton gantry cranes and various equipment for welding and fitting; and

•	two 235-ton crawler cranes, one 230-ton crawler crane and one 200-ton module mover.

Our Lake Charles Shipyard is a subleased facility and includes 10 paved acres near Lake Charles, Louisiana located 17 miles from the GOM on the Calcasieu River and one mile from the main ship channel and the Intracoastal Waterway. The yard includes 1,100 linear feet of bulkhead water frontage with a water depth of 40 feet. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038. Significant owned equipment in the facility includes three floating drydocks used for repair and conversion of ships, two 200-ton crawler cranes and various equipment for welding and fitting and repair work. Our three floating drydocks include one 200’x96’ drydock with a 4,200 ton lift capacity, one 300’x74’ drydock with a 3,000 ton lift capacity and one 150’x74’ drydock with a 1,500 ton lift capacity.

Services Division Facilities - Our Services Division operates from our service yard in Houma, Louisiana (“Houma Services Yard”). Our Houma Services Yard is an owned facility and includes 63-acres located approximately a quarter of a mile from our Houma Fabrication Yard on a channel adjacent to the Houma Navigation Canal. The yard has 14,500 square feet of administrative and operations facilities, 40,800 square feet of covered fabrication facilities, 29,600 square feet of warehouse facilities, and a 10,000 square foot blasting and coating facility. The yard has nine crawler cranes, which range in tonnage capacity from 60 to 230 tons, and has 1,320 linear feet of water frontage, including 660 feet of steel bulkhead. We also own three spud barges for use in our inshore construction activities. Each barge is equipped with a crane that has a lifting capacity of 60 to 100 tons.

Materials and Supplies

The principal materials and supplies used in our operations across all our divisions include standard steel shapes, steel plate, steel pipe, welding gases, fuel, oil, gasoline and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the price, availability and schedule validities offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages, costs and surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

The majority of steel used in our operations arrives at our fabrication yards as steel plate. The steel plate is cut and rolled into the form needed or into tubular sections at rolling mills in our fabrication yards. Tubular sections (which vary in diameter up to 23 feet) can be welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment.

Standard delivery from domestic steel mills can be weeks or months for as-rolled steel and longer durations for heat treated steel. Due to pricing or the inability of domestic mills to produce all customer required steel grades, we are often required to procure material from foreign steel mills. The delivery from these foreign mills, including transit time, can be several months. Additionally, the U.S. began to impose tariffs on imported steel during 2018 which we expect will increase the price we pay for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indexes.

In addition to materials and supplies described above that we use in our fabrication process, we also use third-party manufacturers for engineered and manufactured equipment that are added to the structures, modules and vessels that we fabricate. Such manufactured equipment includes, but is not limited to valves, fittings, propulsion systems (such as engines), cranes, pumps, electrical and communications systems and other technologically advanced equipment. To mitigate our risk of increasing costs, we often negotiate and purchase equipment from the manufacturer at a fixed price. Additionally, we may use subcontractors when their use enables us to meet customer requirements for resources, schedule, cost or technical expertise. Subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. See "We depend on third parties to provide services to perform our contractual obligations and supply raw materials" in Item 1A for further discussion of our use of raw materials and supplies.

Safety

We are committed to the safety and health of our employees and subcontractors. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to ensure the safety of our employees and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and subcontractors to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the use of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Additionally, we require our subcontractors to follow alcohol and drug screening policies substantially the same as ours.

Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting our efforts to continuously improve safety performance. A safety component is also included in our annual incentive program guidelines for our executive officers and other key employees. See "Our employees work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm" in Item 1A for further discussion of our safety.

Quality Assurance

We use modern welding and fabrication technology, and all of our fabrication projects are executed in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping, the U.S. Coast Guard, the U.S. Navy and customer specifications. We maintain training programs for technical fitting and welding instruction in order to prepare and upgrade our skilled labor workforce and maintain high standards of quality. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

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

Customers
Our principal customers include U.S. and, to a lesser extent, international energy producers; petrochemical, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. While our customers may consider other factors, including the availability, capability, reputation and safety record of a contractor, we believe price and the ability to meet a customer’s delivery schedule are the principal factors weighed by customers in awarding contracts.
Our U.S. versus International sales fluctuate from year to year depending on the extent our customers require installation of fabricated structures outside of the U.S. Revenue for fabricated structures installed outside the U.S. were not material for 2018 and 2017 and were 14% of consolidated revenue for 2016.
A large portion of our revenue has historically been generated by only a few customers, although not necessarily the same customers from year to year. For 2018, three customers accounted for 44% of our consolidated revenue, which related to the construction of our ten harbor tug vessels for two customers within our Shipyard Division and offshore hook-up and installation work within our Services Division for the third customer. For 2017, two customers accounted for 39% of our consolidated revenue, which related to the fabrication of modules for a petrochemical facility within our Fabrication Division and offshore hook-up and installation work within our Services Division. For 2016, one customer accounted for 23% of our consolidated revenue.
We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry and diversify our customer base within all of our operating divisions. See "We depend on significant customers for our revenue" in Item 1A and "Overview" and "New Awards and Backlog" sections in Item 7 for further discussion of our backlog by significant customer, the changing mix of our backlog based on recent new project awards, and our ongoing efforts to strategically reposition the Company.
Contracting
Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication of complex steel structures, modules and marine vessels, and project management services and other service arrangements. Our contracts vary in length depending on the size and complexity of the project.

Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.

Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. See "The nature of our contracting terms for our contracts could adversely affect our operating results" and "Our method of accounting for revenue using the percentage-of-completion method could have a negative impact on our results of operations" in Item 1A, "Critical Accounting Policies" section in Item 7, and Note 1 and Note 2 of our Financial Statements in Item 8 for further discussion of our contracting and revenue recognition.

New Awards and Backlog
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at December 31, 2018, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. Depending on the size of the project, the delay, suspension, termination or increase or reduction in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. See Note 2 of our Financial Statements in Item 8 for a reconciliation of our future performance obligations under Topic 606 (the most comparable GAAP measure) to our reported backlog.

At December 31, 2018, we had a backlog of $356.5 million, compared with $222.6 million at December 31, 2017. Backlog includes $21.9 million of backlog pursuant to a purported notice of termination from our customer related to contracts for the construction of two MPSVs. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the MPSVs. The increase in backlog is primarily due to new project awards exceeding revenue for our Shipyard and Fabrication Divisions for 2018. Approximately 34% of our December 31, 2018 backlog is anticipated to be recognized as revenue beyond 2019. See "New Awards and Backlog" section in Item 7 for further discussion of our MPSV dispute, new awards and backlog.

Seasonality
Our operations have historically been subject to seasonal variations due to weather conditions and daylight hours. We attempt to mitigate the impact on productivity from weather conditions through the use of our covered fabrication facilities. However, a significant amount of our construction activities take place outdoors. Accordingly the number of direct labor hours worked generally declines during the winter months due to an increase in rain, cold temperatures and a decrease in daylight hours. The seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast throughout the year may also affect our operations. See "We are susceptible to adverse weather conditions in our market areas" in Item 1A for further discussion of the seasonal impacts to our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices and government spending. Even as we continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry and diversify our customer base, significant declines in oil and gas prices and limits on government spending can create excess capacity and underutilization of our competitor's facilities, resulting in more intense competition for work. There are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions, some of which are larger than us with more resources and have fabrication facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products and tax foreign operators. In addition, as a result of recent technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM may hinder our ability to successfully bid against foreign competitors for large construction and fabrication projects. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

Although we believe price and the contractor’s ability to meet a customer’s delivery schedule are the principal factors in determining which contractor is awarded a project, customers also consider, among other things, the availability of technically capable personnel, facility space, production efficiency, condition of equipment, reputation, safety record and customer relations. We believe that our competitive pricing, expertise in fabricating onshore and offshore structures, and the certification of our facilities as ISO 9001-2015 will enable us to continue to compete effectively for projects. See "We operate in an industry that is highly competitive" in Item 1A for further discussion of our competitive landscape.

Government and Environmental Regulation

Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Compliance with many of these laws is becoming increasingly complex, stringent and expensive.
These laws may impose “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party.

Our operations are also governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. Various governmental and quasi-governmental agencies require certain permits, licenses and certificates with respect to our operations. We believe that we have all material permits, licenses and certificates necessary for the conduct of our existing business.

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, and marine vessel fabrication and repair activities performed at our facilities and barges owned by us, that are covered in either the provisions of the Jones Act or U.S. Longshoreman and Harbor Workers Act (“USL&H”). These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the U.S. is regulated primarily by the Bureau of Ocean Energy Management and Enforcement (“BOEM”) of the Department of Interior (“DOI”). The Secretary of the Interior, through the BOEM, is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the U.S. In addition, we depend on the demand for our services from the oil and gas and marine industries and, therefore, can be affected by changes in taxes, price controls and other laws and regulations affecting these industries. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

In addition, our operations are subject to extensive government regulation by the U.S. Coast Guard, as well as various private industry organizations such as the American Petroleum Institute, American Society of Mechanical Engineers, American Welding Society and the American Bureau of Shipping.

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures; however, we believe that compliance efforts have not resulted in a material adverse effect on our business or financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us. See "The nature of our industry subjects us to compliance with regulatory and environmental laws" and "Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities" in Item 1A for further discussion of government and environmental regulations impacting our business.

Insurance

We maintain insurance against property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain builder’s risk, general liability and maritime employer’s liability insurance, which are also subject to deductibles and coverage limitations. We are further self-insured for workers’ compensation and USL&H claims through our use of deductibles and self-insured retentions up to per occurrence threshold amounts. See "The limits on our insurance coverage could expose us to potentially significantly liability and costs" in Item 1A for further discussion of our insurance.

Employees

Our workforce varies based on the level of ongoing fabrication and services activity at any particular time. At December 31, 2018 and 2017, we had approximately 875 and 977 employees, respectively. None of our employees are employed pursuant to a collective bargaining agreement, and we believe our relationship with our employees is good. Labor hours worked during 2018, 2017 and 2016, were 1.9 million, 1.9 million, and 2.8 million, respectively. See "We may be unable to employ a sufficient number of skilled personnel to execute our projects" and "Our success is dependent on key personnel" in Item 1A for further discussion of our ability to attract and retain qualified employees.

Available Information

We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, free of charge through our Internet website at www.gulfisland.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). The SEC also maintains an Internet website at www.sec.gov that contains periodic reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Report.

Item 1A. Risk Factors
The following discussion of risk factors contains forward-looking statements (see "Cautionary Statement on Forward-Looking Information"). These risk factors are important to understanding other statements in this Report. The following information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” found elsewhere in this Report.

Our business, prospects, financial condition, operating results, cash flows and stock price may be affected materially and adversely, in whole or in part, by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from historical operating results or those anticipated, projected or assumed in our forward-looking statements. Our business, prospects, financial condition, operating results, cash flows and stock price could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Our revenue and profitability may be impacted by the cyclical nature of the oil and gas industry.

Our business is significantly dependent on the level of capital expenditures by oil and gas companies and their contractors, alternative energy companies, marine companies operating in the GOM and along the Gulf Coast and federal, state and local governments. The level of activity by these parties has traditionally been volatile and they have been significantly impacted by fluctuations in oil and gas prices. Oil and gas prices continue to be depressed and have not increased to a level that supports a recovery in offshore exploration and production spending. In addition to the price of oil and gas, the levels of our customers’ capital expenditures are influenced by, among other things:

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases in the U.S. and overseas;

•	the discovery rate, size and location of new oil and gas reserves;

•	demand for hydrocarbon production;

•	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil and the level of production by non-OPEC countries;

•	local, federal and international political and economic conditions;

•	demand for, availability of and technological viability of, alternative sources of energy;

•	technological advances affecting energy exploration, production, transportation and consumption; and

•
uncertainty regarding the U.S. energy policy, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact the oil and gas industry.

The above factors have not favored increased capital spending by offshore oil and gas companies in recent years. Further, although a reduction in gas prices has benefited capital spending for petrochemical and other facilities, the timing of, and our ability to secure, new project awards for this end market continues to be uncertain. As a result, there are fewer project awards to replace completed projects, and pricing of new contracts remains increasingly competitive.This creates challenges with respect to our ability to operate our fabrication facilities at desired utilization levels and may result in decreased revenue, lower margins, and losses in certain periods. Should industry conditions not improve, we may continue to suffer such decreased revenue, lower margins, and losses in future quarters. In addition, we believe that the downturn in the oil and gas industry has also adversely impacted many of our customers' businesses.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the products and services we provide. Further, an increase in oil and gas prices may not necessarily translate into immediate or long- term increased activity, and even during periods of relatively high oil prices, our customers may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale production areas, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and we may not be successful securing new project awards related to these onshore activities. An increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to remain depressed and limit our future growth prospects.

We operate in an industry that is highly competitive.

The onshore and offshore oil and gas industries and marine fabrication industries are highly competitive and influenced by events largely outside of our control. Contracts for our services are often awarded on a competitively bid basis, and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of equipment, and the reputation, experience, and safety record of the contractor. Although we believe we have an excellent reputation for safety and quality, we can provide no assurances that we will be able to maintain our competitive position. In addition, we often compete with companies that have greater resources, which may make them more competitive for certain projects.

Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products and tax foreign operators. In addition, as a result of technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM may hinder our ability to successfully bid for projects in the GOM against foreign competitors. See "Competition" within Item 1 for further discussion of the competitive nature of our industry.

Our customers are facing significant challenges and a period of consolidation within their industry.

The oil and gas industry is facing significant challenges due to a prolonged period of depressed oil and gas prices. This has also negatively impacted the marine industry that supports offshore exploration and production. Accordingly, many companies are unable to compete and, in some cases, are unable to pay their liabilities as they become due. This has resulted in many companies within the oil and gas and marine industries seeking bankruptcy protection or pursuing consolidation through mergers with, or acquisition by, other companies. We expect these trends to continue.

The consolidation of one or more of our primary customers, the acquisition of one or more of our primary customers by a company that is not a customer, and a primary customer’s acquisition of another company that provides services similar to those provided by us, could result in a reduction in such customers’ capital spending and a decrease in the demand for our products and services. We can provide no assurances that we will be able to maintain our level of revenue with a customer that has consolidated or replace lost revenue. We are unable to predict what effect consolidations in the industry may have on contract pricing, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We are dependent upon the award of new contracts and the timing of those awards.

It is difficult to predict whether or when we will be awarded a new contract due to complex bidding and selection processes, changes in existing or forecast market conditions, governmental regulations, permitting and environmental matters. Because our revenue is derived from new project awards, our results of operations and cash flows can fluctuate materially from period to period as contracts are typically awarded on a project-by-project basis.

The timing of new project awards may reduce our short-term profitability as we balance our current capacity with expectations of future project awards. If an expected new project award is delayed or not received, we may incur costs to maintain an idle workforce and facilities, or alternatively, we may determine that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits. A reduction in our workforce could also impact our results of operations if customers are hesitant to award new contracts based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded subsequent to workforce reductions.

We depend on significant customers for our revenue.

We derive a significant amount of our revenue from a small number of customers, including U.S. and, to a lesser extent, international energy producers; petrochemical, industrial, power, and marine operations; EPC companies; and certain agencies of the U.S. government. Because the level of services that we may provide to any customer depends, among other things, on the amount of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one year may represent an immaterial portion of revenue in subsequent years. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2018, three customers accounted for 44% of our consolidated revenue. For 2017, two customers accounted for 39% of our consolidated revenue. For 2016, one customer accounted for 23% of our consolidated revenue. The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See "Customers" in Item 1 for further discussion of our customers.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The concentration of our customers in the oil and gas and marine industries may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Our business could be impacted due to nonpayment or nonperformance by our customers. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers are facing significant challenges within the current oil and gas market. As a result, many of our customers are facing decreased cash flows, a reduction in borrowing capacity, inability to access capital or credit markets, and a reduction in their liquidity and ability to pay or otherwise perform on their obligations to us. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the U.S. Bankruptcy Code and similar International laws.

The nature of our contracting terms for our contracts could adversely affect our operating results.

As is common in the fabrication and marine construction industries, a substantial number of our projects are performed on a fixed-price or unit-rate basis. Under fixed-price contracts, our contract price is fixed, subject to adjustment only for changes in scope by the customer. Under unit rate contracts, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be an amount of dollars per ton, per foot, per square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are built into the unit rates and, similar to a fixed price contract, we retain cost savings but are also responsible for cost overruns. In many cases, our fixed-price and unit rate contracts involve complex design and engineering, significant procurement of equipment, supplies and extensive construction management. We employ best efforts to properly estimate the costs to complete our projects; however, our actual costs incurred to complete our projects could materially exceed our estimates. The revenue, costs and profit realized on a contract will often vary from the estimated amounts on which such contract was originally estimated due to the following:

•	Failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;

•	Changes in the costs of engineering, materials, components, equipment, labor or subcontractors;

•
Difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers, or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform, resulting in project delays and additional costs;

•	Late delivery of materials by our vendors or the inability of subcontractors to deliver contracted services on schedule or at the agreed upon price;

•	Increased costs due to poor execution or productivity and/or weather conditions;

•	Unanticipated costs or claims, including costs for project modifications, delays, errors or changes in specifications or designs, regulatory changes or contract termination;

•	Unrecoverable costs associated with customer changes in scope and schedule;

•	Payment of liquidated damages due to a failure to meet contracted delivery dates;

•	Changes in labor conditions, including the availability, wage and productivity of labor;

•	Termination, temporary suspension or significant reduction in scope of our projects by our customers;

•	Unanticipated technical problems with the structures, equipment or systems we supply;

•	Under-utilization of our facilities and an idle labor force; and

•	Changes in general economic conditions.

These variations and risks are inherent within our industry and may result in revenue and profit that differ from those originally estimated and alter profitability or result in losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results for any quarter or year. In addition, substantially all of our contracts require us to continue work in accordance with the contractually agreed schedule (and thus, continue to incur expenses for labor and materials) notwithstanding the occurrence of a disagreement with customers over increased pricing and/or unresolved change orders or claim.

Competitive pricing common in the fabrication and marine construction industry may not provide sufficient protection from cost overruns.

The prices we charge for our services and the demand for such services are currently severely depressed. Even when industry conditions are favorable, we operate in a very competitive industry and as a result, we are not always successful in fully recovering our cost structure or realizing a profit. Additionally, during periods of increased market demand, a significant amount of new service capacity may enter the market, which also places pressure on the pricing of our services. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further affect our profitability.

Our method of accounting for revenue using the percentage-of-completion method could have a negative impact on our results of operations.

Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

We are susceptible to adverse weather conditions in our market areas.

Our operations have historically been subject to seasonal variations due to weather conditions and daylight hours. We attempt to mitigate the impact on productivity from weather conditions through the use of our covered fabrication facilities. However, a significant amount of our construction activities take place outdoors. Accordingly, the number of direct labor hours worked generally declines in the winter months due to an increase in rain, colder temperatures and a decrease in daylight hours. The seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, the rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast throughout the year may also affect our operations. Repercussions of severe weather conditions may include curtailment of services, weather-related damage to facilities and equipment, resulting in suspension of operations, inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and loss of productivity. Furthermore, our customers’ operations may be materially and adversely affected by severe weather and seasonal weather conditions, resulting in reduced demand for services. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any quarter or combination of quarters. We believe that we maintain adequate insurance coverage related to potential damage from weather. See "Executive Overview and Summary" in Item 7 for further discussion.

Our backlog is subject to change as a result of suspension or termination of projects currently in backlog or our failure to secure additional projects.

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned revenue of our new project awards and includes signed contracts that are temporarily suspended or under protest but represent future work that we believe will be performed. The revenue projected in our backlog may not be realized or, if realized, may not be profitable.

Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. Depending on the size of the project, the delay, suspension, termination, increase or reduction in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized. We may be at greater risk of delays, suspensions and cancellations in the current low oil and gas price environment. In addition, where a project proceeds as scheduled, it is possible that the customer may default by failing to pay amounts owed to us. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations.

We may need to obtain debt financing or new credit facilities or raise equity capital in the future for working capital, capital expenditures, contract commitments and/or acquisitions, and we may not be able to do so or do so on favorable terms, which would impair our ability to operate our business or execute our strategy.

If our existing cash, cash equivalents, scheduled maturities of our short-term investments and cash flows from operating activities are not sufficient to fund our working capital requirements, capital expenditures, contract commitments, and/or acquisition opportunities, we would be required to reduce our capital expenditures and/or forego certain contracts and/or acquisition opportunities or we would be required to fund such needs through debt or equity issuances or through other financing alternatives, including the sale of assets.

We have created our EPC Division to manage the potential SeaOne Project, offshore wind opportunities and other projects that may require engineering, procurement and construction and project management services. We are working to strengthen our internal project management capabilities through the hiring of additional personnel to service such projects. Additionally, we may be required to make capital investments in our existing or new facilities and increase our working capital to support our backlog or new project awards, including potential additional projects for the U.S. Navy, the potential SeaOne Project and potential offshore wind projects. The capital outlays and working capital required by us to execute such projects could exceed the availability under our Credit Agreement and we may not be able to obtain alternative debt financing or new credit facilities to fund any capital investment or working capital requirements.

Our ability to successfully obtain debt financing or new credit facilities or raise equity capital in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to obtain additional capital on terms that are satisfactory to us. If adequate capital is not available, or not available on beneficial terms, we may not be able to make future investments, take advantage of acquisitions or other investment opportunities, or respond to competitive challenges. This could limit our ability to bid on new project opportunities, thereby limiting our potential growth and profitability.

We may not be able to amend our Credit Agreement or obtain debt financing or new credit facilities if and when needed on favorable terms, if at all.

Our primary sources of liquidity are our cash, cash equivalents, scheduled maturities of our short-term investments, and availability under our $40.0 million revolving credit facility with Hancock Whitney Bank (“Credit Agreement”). Our available liquidity is impacted by changes in our working capital (excluding cash, cash equivalents and short-term investments) and our capital expenditure requirements. At December 31, 2018, our cash, cash equivalents and short-term investments totaled $79.2 million and we had $37.1 million of available capacity under our Credit Agreement.

There are a number of potential negative consequences for the energy sector that may result if oil and gas prices remain depressed or decline or if oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening of outflow of credit and capital from the energy sector and/or energy focused companies, further efforts by lenders to reduce their exposure to the energy sector, the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing, negotiating new credit facilities or amending or extending our Credit Agreement.

In order to extend our Credit Agreement or secure debt financing or new credit facilities, if available, we may be required to provide collateral, pay higher interest rates and otherwise agree to more restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to obtain amendments to our Credit Agreement or to secure debt financing or new credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments.

We may obtain letters of credit under our Credit Agreement (which will reduce our availability under our Credit Agreement) or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. With respect to a letter of credit under our Credit Agreement, any advance in the event of non-performance under a contract would become a borrowing under our Credit Agreement and thus a direct obligation. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the surety by us, which may require us to borrow under our Credit Agreement. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 7 of our Financial Statements in Item 8 and "Liquidity and Capital Resources" in Item 7 for further discussion of our Credit Agreement and surety bonds.

Our Credit Agreement contains operating and financial restrictions and covenants that may restrict our financial and operating flexibility.

Operating and financial restrictions and covenants in our Credit Agreement could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities. For example, our Credit Agreement restricts our ability to: (i) grant liens; (ii) make certain loans or investments; (iii) incur additional indebtedness or guarantee other indebtedness in excess of specified levels; (iv) make any material change to the nature of our business or undergo a fundamental change; (v) make any material dispositions; (vi) acquire another company or all or substantially all of its assets; (vii) enter into a merger, consolidation, or sale leaseback transaction; or (viii) declare and pay dividends if any potential default or event of default occurs.

Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of our covenants under our Credit Agreement, repayment of any amounts borrowed could be accelerated when potentially we would not have the liquidity to do so and our credit capacity for the issuance of letters of credit may be terminated. If this were to happen, we could be required to seek additional debt financing or new credit facilities at higher capital costs, significantly curtail our operations, defer execution of our strategy, sell assets at discounted prices, or a combination of any of the aforementioned. In addition, our obligations under our Credit Agreement are secured by substantially all of our assets (with a negative pledge on our real property), and if we are unable to repay our indebtedness under our Credit Agreement, our lender could seek to foreclose on such assets. See Note 7 of our Financial Statements in Item 8 and "Liquidity and Capital Resources" in Item 7 for further discussion of our Credit Agreement.

In addition, if we were to borrow under our Credit Agreement it could have a significant impact on our operations, including:

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our flexibility in operating our business;

•
requiring us to dedicate a portion of our cash flow from operations to payments on any debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, strategic initiatives and general corporate purposes;

•	making it more difficult for us to satisfy our obligations under our Credit Agreement and increasing the risk that we may default on our Credit Agreement;

•	limiting our ability to obtain debt financing or new credit facilities for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, as borrowings under our Credit Agreement are subject to variable interest rates.

We may not be able to generate sufficient cash flow to meet our obligations.

Lower levels of offshore exploration and development activity and spending by our customers globally has had a direct and significant impact on our financial performance, financial condition and financial outlook. Our ability to fund our operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During 2018, we had negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen. See "Liquidity and Capital Resources" in Item 7 for further discussion of our business outlook.

We may not be able to sell our assets held for sale and / or any sales we consummate may not produce the desired results.

At December 31, 2018, our assets held for sale total $18.9 million and primarily consist of three 660-ton crawler cranes, a deck barge, two plate bending roll machines, panel line equipment and a 2,500-ton drydock. We can provide no assurances that we will successfully sell these assets, that we will do so in accordance with our expected timeline or that we will recover the carrying value of the assets. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value. See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale.

We may be unable to successfully defend against claims made against us by customers or subcontractors, or recover claims made by us against customers or subcontractors.

Our projects are generally complex, and we may encounter difficulties in design, engineering, schedule changes and other factors, some of which may be beyond our control, that affect our ability to complete projects in accordance with contracted delivery schedules or to otherwise meet contractual performance obligations. We may bring claims against customers for additional costs incurred by us as a result of customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also incur claims with our subcontractors that are similar to those described above. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims.

Our employees work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

Safety is a leading focus of our business, and our safety record is critical to our reputation and is of paramount importance to our employees, customers and shareholders. We work on projects with large mechanized equipment, moving vehicles, and dangerous processes, which can place our employees and others in challenging environments. In addition, the failure of structures during and after installation can also result in personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. Management is focused on the implementation of effective quality, health, safety, environmental and security procedures. If we fail to implement these procedures, our employees and others may become injured, disabled or lose their lives, and our projects may be delayed causing exposure to litigation or investigations by regulators.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and raise our operating costs. In addition, our customers require that we meet certain safety criteria for eligibility to bid for contracts. Our failure to maintain adequate safety standards, could result in lost project awards, customers and our ability to tender future bids.

These risks may be greater should we acquire companies that have not allocated sufficient resources and management focus on safety and have poor safety records requiring corrective actions during the integration process. This may result in liabilities before such corrective actions are implemented.

The limits on our insurance coverage could expose us to potentially significant liability and costs.

The fabrication of structures and the services we provide involves operating hazards that can cause personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations. In addition, due to the proximity to the GOM, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

In addition, our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on spud barges owned or chartered by us, and marine vessel fabrication and repair activities performed at our facilities and barges owned by us, that are covered in either the provisions of the Jones Act or USL&H. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability. For example, our ownership and operation of vessels and our fabrication and repair of customer vessels can give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation. We expect liabilities in excess of any deductible to be covered by insurance. Although we believe that our insurance coverage is adequate, there can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverage will be adequate to cover claims that may arise. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

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

Our operations historically focused on offshore fabrication services for the oil and gas industry. We have diversified our fabrication business through the pursuit of onshore fabrication opportunities, expanded and diversified our shipyard capability through the acquisition of a shipyard business in 2016, and expanded our EPC capability through the creation of our EPC Division to manage the potential SeaOne Project, offshore wind opportunities and other projects that may require EPC services. We may expand our capabilities further and enter into additional lines of business. Entry into, or further development of, lines of business in which we have not historically operated may expose us to business and operational risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our competitors in these lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not result in an increase in shareholder value and could result in a reduction in shareholder value depending upon our capital investment and success.

We may be unable to employ a sufficient number of skilled personnel to execute our projects.

In recent years we have reduced our skilled workforce in response to decreases in utilization of our facilities. Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, fitters and equipment operators. Reductions in our labor force may make it more difficult to increase our labor force to desirable levels during periods of expanding customer demand and increases in our backlog. Our ability to expand our operations to support growth in our backlog is highly dependent on our ability to increase our labor force when necessary with an appropriate skilled construction workforce.
In addition, in periods of increased demand for construction labor, the supply of such labor becomes increasingly limited resulting in higher costs of labor, including increases in the wage rates as well as recruiting or training costs to attract and retain qualified employees. During previous periods of high activity, we have enhanced several incentive programs and expanded our training facility to maintain our workforce and attract new employees. During times of higher demand for our services, if qualified personnel become scarce, it could also increase our use of contract labor, which may have a higher cost and lower levels of productivity. Further, if we fail to attract and retain qualified personnel, we could incur difficulties performing our contracts and attracting new project awards. Moreover, any shortage of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality, safety and timeliness of our operations.
Our success is dependent on key personnel.

Part of our success depends on the abilities of our executives, management, and other key employees who have significant experience within our industry. Our success also depends on our ability to attract, retain and motivate highly-skilled personnel in various areas, including engineering, skilled laborers and craftsmen, project management, procurement, project controls and finance. The loss of one or more key personnel or our inability to attract, retain and motivate necessary personnel could impact our operations. In addition, we may not be able to retain key employees assumed in an acquisition, which may impact our ability to successfully integrate or operate the business acquired.

We depend on third parties to provide services to perform our contractual obligations and supply raw materials.

We rely on third parties to provide raw materials, and major components and to perform certain services required by our contracts. For example, we rely on steel purchased from domestic and foreign steel mills as well as subcontractors for the installation of electrical and mechanical testing of equipment. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to perform could also result in the need to transition to alternate suppliers, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

We depend upon subcontractors for a variety of reasons, including:

•	to perform work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands;

•	to supervise and/or perform certain aspects of the contract more efficiently considering the conditions of the contract; and

•	to perform certain services that we are unable to do or which we believe can be performed more efficiently or at a lower cost by subcontractors.

We work closely with these subcontractors to monitor progress and address our customer requirements. However, the inability of our subcontractors to perform under the terms of their contracts could cause us to incur additional costs that reduce profitability or create losses on projects.

The costs to provide our products and services can increase over the terms of our contracts, including any increases in material costs. We may be protected from increases in material costs through cost escalation provisions in some of our contracts. Even with these provisions, however, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our fabrication projects.
The federal government recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our fabrication business, including steel, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs further, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies.
The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are subject to a wide variety of foreign, federal, state and local laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of or conditions caused by others or acts for which we were in compliance with applicable laws at the time such acts were performed. We believe that our present operations materially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has not resulted in a material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will have a material adverse effect on our future operations and financial results. See “Business and Properties - Government and Environmental Regulation” in Item 1 for further discussion.

The demand for our services is also affected by changing taxes, price controls and other laws and regulations related to the oil and gas and marine industries. We may not be able to pass any potential increases in taxes on to our customers.

Offshore construction and drilling in certain areas is opposed by many environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry, our business and prospects could be adversely affected. We cannot determine to what extent future operations and results of operations may be affected by new legislation, new regulations or changes in existing regulations.

Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities.

Our shipyard and fabrication yards are located on the Houma Navigation Canal approximately 30 miles from the GOM and our services yard is located on a slip adjacent to the Houma Navigation Canal. The Houma Navigation Canal provides the shortest and least restrictive means of access from our facilities to open waters. Our shipyard in Jennings, Louisiana, is located on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway and our shipyard near Lake Charles located 17 miles from the GOM on the Calcasieu River. All these waterways are navigable waterways of the U.S. and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued. If funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products.

Any additional government shutdowns may adversely affect our business.
A government shutdown could impact inspections, regulatory review and certifications, grants or approvals. In addition, during the first quarter 2018, we executed a contract for the construction and delivery of one towing, salvage and rescue ship for the U.S. Navy with customer options for seven additional vessels. A government shutdown could result in a delay or cancellation of this project or result in our incurring substantial labor or other costs without reimbursement from the government.
Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We rely heavily on computer information, communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption or release of data. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, computer viruses, malicious code, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects, which could have a material adverse impact on us and our clients.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment and other financial costs and losses. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but they are still vulnerable to these threats. In addition, as cybersecurity threats continue to evolve, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

We may conduct a portion of our operations through joint ventures and strategic alliances over which we may have limited control, and our partners in such arrangements may not perform.

We recently entered into a cooperation agreement with Smulders.  In the future we may conduct a portion of our operations through joint ventures and strategic alliances with business partners. In any such arrangement, differences in views among the participants may result in delayed decisions or in failures to reach agreement on certain matters, or to do so in a timely manner. In any joint ventures or strategic alliance in which we hold a non-controlling interest, we may have limited control over many decisions relating to joint venture operations and internal controls relating to operations. We also cannot control the actions of our partners, including any non-performance, default, or bankruptcy of our partners, and we would likely share liability or have joint and/or several liability with our partners for joint venture matters.

Item 1B. Unresolved Staff Comments
None.
Item 3. Legal Proceedings
We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all the customer's claims. Subsequent to December 31, 2018, the customer filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. We intend to respond to the motion at the appropriate time.
See Note 11 of our Financial Statements in Item 8 for further discussion of this litigation.

Item 4. Mine Safety Disclosures
Not applicable.
Item 4A. Executive Officers of the Registrant
Listed below are the names, ages and offices held by each of our executive officers as of March 1, 2019. All officers serve at the pleasure of our Board of Directors.

Name	Age	Position
Kirk J. Meche	56	President, Chief Executive Officer and Director
Westley S. Stockton	47	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Todd F. Ladd	52	Executive Vice President and Chief Operating Officer
Kirk J. Meche became Chief Executive Officer in January 2013. Mr. Meche has served as President since January 2009. He served as Chief Operating Officer from January 2009 to December 2012. Mr. Meche served as Executive Vice President – Operations from 2001 to 2009. Mr. Meche was also President and Chief Executive Officer of Gulf Marine, a subsidiary of the Company, from February 2006 to October 2006. Mr. Meche served as President and Chief Executive Officer of Gulf Island, L.L.C., a subsidiary of the Company, from February 2001 to January 2006. Prior to that, Mr. Meche served as President and Chief Executive Officer of Southport, Inc., a subsidiary of the Company, from 1999 to 2001. Mr. Meche was a project manager of the Company from 1996 to 1999. Mr. Meche held various engineering positions for J. Ray McDermott, Inc. from 1985 to 1996. Mr. Meche has been a director of the Company since 2012.
Westley S. Stockton became Executive Vice President of Finance, Chief Financial Officer, Treasurer and Secretary on September 12, 2018. Prior to joining the Company, Mr. Stockton served as Senior Vice President and Chief Accounting Officer for Chicago Bridge & Iron Company N.V. (“CB&I”), an engineering, procurement and construction company, and prior to that served in senior leadership positions within financial operations and mergers and acquisitions for CB&I beginning in 2002. From 1994 to 2002, Mr. Stockton, a certified public accountant, worked in public accounting for PricewaterhouseCoopers and Arthur Andersen in audit-related roles.
Todd F. Ladd became Chief Operating Officer in February 2014 and was appointed Executive Vice President in February 2015. Mr. Ladd previously served as Vice President and General Manager of the Company from July 2013 to February 2014. Mr. Ladd has over 25 years industry experience in the offshore fabrication industry. From 2001 to 2013, Mr. Ladd served as a partner and Senior Project Manager with Paloma Energy Consultants, an offshore construction project management firm. From April 1996 to August 2001, Mr. Ladd served as a Project Manager for Gulf Island, L.L.C., a subsidiary of the Company. Mr. Ladd also served as Production Engineer and Facility Engineer at McDermott Marine Construction from January 1988 through March 1996.

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of February 22, 2019, we had approximately 2,835 holders of record of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth shares of our common stock repurchased by us during the fourth quarter 2018.

				Current Program
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2018	—		$—	—	—
November 1 to 30, 2018	—		—	—	—
December 1 to 31, 2018	1,738		7.85	—	—
Total	1,738	(a)	7.85	—	—
_______________

(a)	Represents shares withheld by the Company in order to satisfy employee tax obligations for vesting of restricted stock awards.
Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12.
Stock Performance Graph
The following graph compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2018, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Oil & Gas Equipment & Services Index for the same period. The returns are based on an assumed investment of $100 on January 1, 2014, at closing prices on December 31, 2013, in our common stock and in each of the indexes and on the assumption that dividends were reinvested.

Total Return To Shareholders
(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 14	Dec 15	Dec 16	Dec 17	Dec 18
Gulf Island		(14.9)%	(44.2)%	14.3%	13.2%	(46.2)%
S&P 500 Index		13.7	1.4	12.0	21.8	(4.4)
S&P 500 Oil & Gas Equipment & Services Index		(7.8)	(18.8)	31.9	(14.7)	(41.5)

	Base Period Dec 13	INDEXED RETURNS ($'s) Years Ending
Company / Index		Dec 14	Dec 15	Dec 16	Dec 17	Dec 18
Gulf Island	$100.00	$85.15	$47.50	$54.29	$61.47	$33.06
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 500 Oil & Gas Equipment & Services Index	100.00	92.20	74.91	98.83	84.32	49.36

Item 6. Selected Financial Data
The following table presents selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2018, is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and notes thereto included elsewhere in this 2018 Annual Report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$221,247	$171,022	$286,326	$306,120	$506,639
Cost of revenue	228,443	213,947	261,473	321,276	462,083
Gross profit (loss) (1) (3) (5)	(7,196)	(42,925)	24,853	(15,156)	44,556
General and administrative expense	19,015	17,800	19,670	16,256	17,409
Asset impairments and (gain) loss on assets held for sale, net (2) (4) (6)	(6,850)	7,931	—	7,202	3,200
Other (income) expense, net	304	(46)	(681)	(20)	99
Operating income (loss)	(19,665)	(68,610)	5,864	(38,594)	23,848
Interest expense, net	(142)	(349)	(308)	(139)	(24)
Income (loss) before income taxes	(19,807)	(68,959)	5,556	(38,733)	23,824
Income tax (expense) benefit	(571)	24,193	(2,041)	13,369	(8,504)
Net income (loss)	$(20,378)	$(44,766)	$3,515	$(25,364)	$15,320
Income Summary Data:
Basic and diluted income (loss) per common share	$(1.36)	$(3.02)	$0.24	$(1.75)	$1.05
Basic and diluted weighted-average common shares	15,032	14,838	14,631	14,546	14,505
Cash dividends per common share	$—	$0.04	$0.40	$0.40	$0.40
_____________

(1)
Gross loss for 2018 includes changes in estimates and project losses of $9.1 million for projects within our Fabrication and Shipyard Divisions and $2.1 million of costs related to our South Texas Properties within our Fabrication Division.

(2)
Asset impairments and (gain) loss on assets held for sale, net for 2018 includes a gain on the sale of our South Texas Properties of $8.0 million and a gain on insurance recoveries of $3.6 million, offset partially by impairments of $4.4 million related to inventory and assets that were held for sale and a loss on assets sold of $0.3 million within our Fabrication and Shipyard Divisions.

(3)
Gross loss for 2017 includes changes in estimates and project losses of $34.5 million for projects within our Shipyard Division and $5.5 million of costs related to our South Texas Properties within our Fabrication Division.

(4)
Asset impairments and (gain) loss on assets held for sale, net for 2017 includes impairments of $7.7 million related to inventory and assets that were held for sale within our Fabrication and Shipyard Divisions.

(5)	Gross loss for 2015 includes changes in estimates and project losses of $33.9 million for projects within our Fabrication Division.

(6)	Asset impairments and (gain) loss on assets held for sale, net for 2015 includes impairments of $7.2 million related to assets that were held for sale within our Fabrication Division.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data:
Working capital	$103,854	$130,499	78,012	$77,968	$97,084
Property, plant and equipment, net	79,930	88,899	206,222	200,384	224,777
Total assets	258,290	270,840	$322,408	316,923	395,297
Debt	—	—	—	—	—
Cash Flow Data:
Net cash provided by (used in) operating activities	$(20,392)	$(39,385)	$14,568	$10,694	$32,110
Net cash provided by (used in) investing activities	82,718	(1,135)	2,698	(6,007)	(26,729)
Net cash used in financing activities	(852)	(1,664)	(927)	(5,944)	(5,865)
Operating Data:
Direct labor hours worked for the year ended December 31, (1)	1,947	1,926	2,784	2,655	3,646
Backlog as of December 31, (2)
Direct labor hours	2,224	1,544	1,265	1,914	1,654
Dollars	$356,460	$222,617	$132,972	$232,411	$184,667
_______________

(1)	Direct labor hours are hours worked by employees and contractors directly involved in the production of our products.

(2)
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to written agreement, letters of intent or other forms of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606, and presented in Note 2 of our Financial Statements in Item 8. Backlog includes our performance obligations at December 31, 2018, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606, but represent future work that we believe will be performed. For balance sheet dates December 31, 2014 - 2017, backlog also includes commitments received subsequent to December 31, of each year through the date of the respective annual reports. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Financial Statements and the related notes thereto.

Overview

We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide related project management for EPC projects along with installation, hookup, commissioning and repair and maintenance services. In addition, we perform civil, drainage and other work for state and local governments. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; petrochemical, industrial, power, and marine operators; EPC companies; and agencies of the U.S. Government. We operate and manage our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana.

Beginning in late 2014, a severe and sustained decline in oil and gas prices led to a significant decline in oil and gas industry drilling activities and capital spending from our traditional offshore customer base. As a result, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and a significant underutilization of our facilities in our Fabrication and Shipyard Divisions. In addition, during 2017 we incurred losses on a project in our Shipyard Division as described in the "Results of Operations" section below. As a result of these market changes and project losses, we implemented initiatives to preserve and improve our liquidity through cost reduction efforts and the sale of underutilized assets. Further, to reduce our Fabrication Division's reliance on offshore oil and gas construction and our Shipyard Division's reliance on marine vessel work related to the oil and gas sector, we began to strategically reposition the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the engineering, procurement and construction ("EPC") industry, and diversify our customer base within all of our operating divisions. We have made significant progress in our efforts to reposition the Company, increase our backlog and improve and preserve our liquidity, including ongoing cost reductions (including reducing the cash compensation paid to our directors and the salaries of our executive officers) and the sale of underutilized assets. See below for further discussion of the status of our key initiatives, operating outlook and operating results and liquidity.

Ongoing Efforts to Increase Our Backlog, Diversify Our Customer Base and Resolve Customer Dispute

Pursuit of petrochemical and industrial fabrication work - We continue to focus our business development efforts on petrochemical and industrial fabrication opportunities in response to the depressed offshore fabrication market. Although we have been impacted by the timing and delay of project opportunities, our volume of bidding activity for onshore modules and structures is at its highest level since we commenced our initiative. Further, during the second quarter 2018, we completed the fabrication and timely delivery of four large modules for a new petrochemical facility in the U.S., providing increased confidence to our customers that we can successfully compete and execute in the onshore fabrication market.

Pursuit of offshore wind - We continue to believe that future requirements from generators and utilities to provide electricity from renewable and green sources will result in growth of offshore wind projects. Further, we believe we possess the expertise and relationships to successfully participate in this growing market. During 2015, we fabricated wind turbine foundations for the first offshore wind power project in the U.S., and during 2018, we fabricated a meteorological tower and platform for an offshore wind project located off the U.S. coast of Maryland. These projects demonstrate our ability to provide structures for this emerging industry. We are also leveraging our EPC Division (discussed below) to strengthen our project management capabilities, and we recently executed a cooperation agreement with Smulders to jointly pursue U.S. offshore wind opportunities. Smulders, a Belgian company, is a major fabrication supplier of offshore wind structures in Europe. Although we believe such a relationship will help to strategically position us in our pursuit of offshore wind projects, we can provide no assurances that we will successfully obtain future project awards as a result of this arrangement.

Diversification and Growth of our Customer Base - We are continuing to diversify our customer base within our operating divisions.

•	Shipyard Division - Within our Shipyard Division we have increased our backlog with customers outside of the oil and gas sector.

–
During the first quarter 2018, we received a new project award for the construction and delivery of one towing, salvage and rescue ship for the U.S. Navy for approximately $64.0 million, with customer options for seven additional vessels. During the third quarter 2018, this award was protested by one of the unsuccessful bidders and we were granted a partial stay, which allowed us to proceed with only pre-construction design development, planning, scheduling and material ordering. During the fourth quarter 2018, the U.S. Court of Federal Claims ruled in favor of the U.S. Navy, thus allowing us to proceed in accordance with the terms of the contract. Accordingly, we are working with the U.S. Navy to re-establish a timeline for construction.

–
During the second quarter 2018, our customer for our regional class research vessel exercised its option for a second vessel for approximately $69.0 million. The customer has an option for one additional vessel.

–
During the second quarter 2018, we signed change orders with two different customers for the construction of one additional harbor tug vessel for each customer. Each change order was approximately $13.0 million. During the fourth quarter 2018, we completed and delivered the first of five harbor tug vessels to one of the customers, and we anticipate completion and delivery of the first harbor tug vessel to the second customer in the first quarter 2019.

•
Fabrication Division - Within our Fabrication Division we successfully increased our backlog with non-traditional fabrication work as we continue to pursue petrochemical and industrial fabrication opportunities for modules and structures.

–
During the third quarter 2018, we received a new project award for the expansion and delivery of a 245-guest paddle wheel riverboat. The riverboat will be reconfigured using the existing hull of a former gaming vessel built in 1995.

–	During the fourth quarter 2018, we received a new project award for the construction of two, forty vehicle ferries for the North Carolina Department of Transportation.
These projects represent large steel structures that are well suited for our Houma Fabrication Yard and our Fabrication Division capabilities.

•
Services Division - Within our Services Division demand for services associated with offshore tie-backs, upgrades and maintenance remains strong, and we anticipate it will continue into 2019. We will continue to pursue opportunities for offshore and onshore plant expansion and maintenance and have targeted service opportunities within the shale basins in West Texas.

Pursuit of EPC work - During the fourth quarter 2017, SeaOne Caribbean, LLC ("SeaOne") selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for their SeaOne Project. This project is expected to consist of an export facility in Gulfport, Mississippi and import facilities in the Caribbean and South America. Our current activities include pricing, planning and scheduling for the project. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. We understand that SeaOne is in the process of securing financing for the project.

MPSV contracts dispute - We received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We have filed a response to the counterclaim denying all of the customer’s claims. Subsequent to December 31, 2018, the customer filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. We intend to respond to the motion at the appropriate time.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At December 31, 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million related to these projects. See Note 11 of our Financial Statements in Item 8 for further discussion of our dispute.

Ongoing Effort to Divest of Underutilized Assets

Texas South Yard - During the second quarter 2018, we completed the sale of our fabrication yard and certain associated equipment in Ingleside, Texas ("Texas South Yard") for $55.0 million, less selling costs of $1.2 million, for total net proceeds of $53.8 million and a gain of $3.9 million.

Texas North Yard - During the fourth quarter 2018, we completed the sale of our fabrication yard and certain associated equipment in Aransas Pass, Texas ("Texas North Yard") for $28.0 million, less selling costs of $0.6 million for total net proceeds of $27.4 million and a gain of $4.1 million. Remaining equipment from the Texas North Yard not included in the sale continues to be held for sale ("Fabrication AHFS") and totaled $18.0 million at December 31, 2018. The Fabrication AHFS primarily consists of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment, which were relocated to our fabrication yard in Houma, Louisiana.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our Texas South Yard and Texas North Yard (collectively, "South Texas Properties") were damaged by Hurricane Harvey. During the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance recoveries of $15.4 million (of which $6.0 million was received during 2017 and $9.4 million was received during 2018), resulting in a net gain on insurance recoveries of $3.6 million during 2018.

Operating Outlook

Our results of operations will be affected prospectively by the overall demand and market for our services. Further, our success in strategically repositioning the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry, and diversify our customers within all of our operating divisions, will be determined by, among other things:

•
The level of construction and fabrication projects in the new markets we are pursuing for our Fabrication Division, including petrochemical and industrial facilities and offshore wind developments, and our ability to secure new project awards;

•	Our ability to secure new project awards for our EPC Division, including the ability of SeaOne to obtain financing and our successful execution of an agreement with SeaOne for the SeaOne Project;

•	Continued growth within our Shipyard and Services Divisions;

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;

•	Our ability to execute projects within our cost estimates and successfully manage them through completion; and

•	Our ability to resolve our dispute with our customer related to the construction of two MPSVs.

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. Our focus remains on our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. Operating results for our Services Division have been strong and we have increased our backlog within our Shipyard and Fabrication Divisions. Further, we believe we will be successful securing new project awards and growing our backlog in the future. However, our Fabrication Division will be negatively impacted in the near-term by the underutilization of its facilities due to an anticipated delay in the timing of new project awards. Our Shipyard Division will also be negatively impacted by the underutilization of its facilities (although to a lesser extent) due to an anticipated lag in the commencement of construction activities for our recent new project awards, and due to lower margin backlog related to previous project awards bid during a period of competitive pricing. In addition, as discussed below within "Results of Operations", during 2018 we experienced losses on our harbor tug projects within our Shipyard Division, which negatively impacted our operating results and will result in future revenue on the projects with no gross profit.

New Awards and Backlog
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at December 31, 2018, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. Depending on the size of the project, the delay, suspension, termination or increase or reduction in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. A reconciliation of our future performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 8) to our reported backlog is provided below (in thousands).

	December 31, 2018
	Fabrication	Shipyard	Services	EPC	Consolidated
Future performance obligations under Topic 606	$63,498	$259,644	$11,046	$385	$334,573
Signed contracts under purported termination (1)	—	21,887	—	—	21,887
Backlog	$63,498	$281,531	$11,046	$385	$356,460
_______________

(1)
Includes backlog within our Shipyard Division related to contracts for the construction of two MPSVs that are subject to a purported notice of termination by our customer. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the two MPSVs. See Item 3 and Note 11 of our Financial Statements in Item 8 for further discussion of the dispute.

Backlog at December 31, 2018 and 2017, is as follows (in thousands, except for percentages):

	December 31,
	2018		2017
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$63,498	369	$15,771	150
Shipyard	281,531	1,684	184,035	1,104
Services	11,046	171	23,181	290
EPC	385	—	—	—
Intersegment eliminations	—	—	(370)	—
Total Backlog (1)	$356,460	2,224	$222,617	1,544
Backlog at December 31, 2018, is expected to be recognized as revenue in the following periods (in thousands):

Year (2)	Total	Percentage
2019	$233,987	65.6%
2020	103,351	29.0%
2021	19,122	5.4%
Total Backlog	$356,460	100.0%
________________

(1)
At December 31, 2018, seven customers represented approximately 90% of our backlog and at December 31, 2017, four customers represented approximately 73% of our backlog. At December 31, 2018, backlog from the seven customers consisted of:

(i)
Newbuild construction of four harbor tugs within our Shipyard Division. The first of five vessels was completed and delivered in the fourth quarter 2018. We estimate completion of the remaining vessels in 2019 through 2020;

(ii)
Newbuild construction of five harbor tugs within our Shipyard Division (separate from above). The first vessel is scheduled for completion in the first quarter 2019. We estimate completion of the remaining vessels in 2019 through 2020;

(iii)	Newbuild construction of two regional class research vessels within our Shipyard Division (with a customer option for a third vessel). We estimate completion of the vessels in 2021;

(iv)
Newbuild construction of one towing, salvage and rescue ship within our Shipyard Division for the U.S. Navy (with customer options for seven additional vessels). During the third quarter 2018, this award was protested by one of the unsuccessful bidders and we were granted a partial stay, which allowed us to proceed with only pre-construction design development, planning, scheduling and material ordering. During the fourth quarter 2018, the U.S. Court of Federal Claims ruled in favor of the U.S. Navy, thus allowing us to proceed in accordance with the terms of the contract. Accordingly, we are working with the U.S. Navy to re-establish a timeline for construction. We estimate completion of the vessel in 2021;

(v)	Expansion of a 245-guest paddle wheel riverboat within our Fabrication Division. We estimate completion of the project in 2020;

(vi)	Newbuild construction of two, forty vehicle ferries within our Fabrication Division for the North Carolina Department of Transportation. We estimate completion of the projects in 2020; and

(vii)	Newbuild construction of two MPSV's within our Shipyard Division. See footnote (1) in the performance obligation table above for further discussion.

(2)
The timing of recognition of the revenue represented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See “Our backlog is subject to change as a result of suspension or termination of projects currently in backlog or our failure to secure additional projects” in Item 1A for further discussion of our backlog.

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

Critical Accounting Policies

Our Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We also discuss the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Revenue Recognition

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. We recognize revenue for our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606"), which was adopted by us on January 1, 2018, and supersedes previous revenue recognition guidance, including industry-specific guidance. Accordingly, the reported results for 2018 reflect the application of Topic 606 guidance, while the comparable results for 2017 and 2016 were prepared under previous revenue recognition guidance.

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Prior to our adoption of Topic 606, revenue for our fixed-price and unit-rate contracts was recognized using the percentage-of-completion method, based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims and achievement of contractual performance requirements, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 of our Financial Statements in Item 8 for discussion of projects with significant changes in estimated margins during 2018, 2017 and 2016, including projects in a significant loss position at December 31, 2018.

T&M Contracts - Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. Our current revenue recognition method for T&M contracts is consistent with the method used prior to adoption of Topic 606.

Variable Consideration - Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives, and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved.

See Note 1 and Note 2 of our Financial Statements in Item 8 for further discussion of our adoption of Topic 606 and our revenue recognition policy.

Long-Lived Assets

We depreciate property, plant and equipment on a straight-line basis over estimated useful lives ranging from three to 25 years, absent any indicators of impairment. We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third party indications of value, as appropriate. See Note 3 of our Financial Statements in Item 8 for further discussion of impairments recorded for our long-lived assets.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to changing tax laws, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets ("DTA(s)") if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2014. At December 31, 2018 and 2017, we had no material reserves for uncertain tax positions. See Note 8 of our Financial Statements in Item 8 for further discussion of our income taxes, DTAs, and valuation allowance.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value based measurement method. Compensation expense for share-based awards is recognized only for those awards that are expected to vest. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 9 of our Financial Statements in Item 8 for further discussion of our stock-based and other compensation plans.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

Fair Value Measurements

Our fair value determinations for financial assets and liabilities are based on the particular facts and circumstances. Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•	Level 1 - inputs are based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - inputs are based upon model-based valuation techniques for which significant assumptions are generally not observable in the market and typically reflect estimates and assumptions that we believe market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

See Note 5 in Item 8 for further discussion of our fair value measurements.

Results of Operations
Comparison of 2018 and 2017 (in thousands, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$221,247	$171,022	$50,225	29.4%
Cost of revenue	228,443	213,947	(14,496)	(6.8)%
Gross loss	(7,196)	(42,925)	35,729	83.2%
Gross loss percentage	(3.3)%	(25.1)%
General and administrative expense	19,015	17,800	(1,215)	(6.8)%
Asset impairments and (gain) loss on assets held for sale, net	(6,850)	7,931	14,781	nm
Other (income) expense	304	(46)	(350)	nm
Operating loss	(19,665)	(68,610)	48,945	71.3%
Interest income (expense), net	(142)	(349)	207	59.3%
Net loss before income taxes	(19,807)	(68,959)	49,152	71.3%
Income tax (expense) benefit	(571)	24,193	(24,764)	(102.4)%
Net loss	$(20,378)	$(44,766)	$24,388	54.5%
Revenue - Revenue for 2018 and 2017 was $221.2 million and $171.0 million, respectively, representing an increase of 29.4%. The increase was primarily due to the net impact of:

•	Increased revenue of $22.8 million for our Services Division, primarily due to additional demand for both onshore and offshore services; and

•
Increased revenue of $43.7 million for our Shipyard Division, primarily due to the net impact of additional progress on the construction of our ten harbor tugs, two regional class research vessels and an ice-breaker tug that was not under construction during the prior period, offset partially by lower revenue from our two MPSV contracts that were suspended during the first quarter 2018; offset partially by,

•
Decreased revenue of $19.9 million for our Fabrication Division, primarily due to the completion and delivery of four modules for a petrochemical facility during the second quarter 2018 with no other significant projects under construction for the division until the fourth quarter 2018.

Gross loss - Gross loss was $7.2 million (3.3% of revenue) for 2018, compared to a gross loss of $42.9 million (25.1% of revenue) for 2017. The gross loss during 2018 was primarily due to under recovery of overhead costs for our Shipyard and Fabrication Divisions (including holding costs for our South Texas Properties of $2.1 million), the impact of lower margin backlog for our Shipyard Division related to previous project awards bid during a period of competitive pricing, and changes in estimates and project losses within our Fabrication and Shipyard Divisions (see below). The decrease in gross loss relative to the prior period was primarily due to the net impact of:

•
Decreased gross loss of $34.4 million for our Shipyard Division, primarily due to increased revenue, reductions in overhead costs and improved recoveries of overhead costs, and the 2017 period including project losses of $34.5 million related to cost increases and liquidated damages on the construction of two MPSVs which are in dispute and for which construction has been suspended; offset partially by changes in estimates and project losses in the 2018 period on our harbor tug projects of $6.7 million; and

•	Increased gross profit of $7.9 million for our Services Division, primarily due to increased revenue and improved recovery of our overhead costs; offset partially by,

•
Increased gross loss of $5.9 million for our Fabrication Division, primarily due to the net impact of decreased fabrication revenue and changes in estimates and losses on our petrochemical module project of $2.4 million, offset partially by reductions in overhead costs and improved recoveries of overhead costs.

See Note 2 of our Financial Statements in Item 8 for further discussion of changes in estimates and losses on our projects and Note 11 of our Financial Statements in Item 8 for further discussion of our MPSV dispute.

General and administrative expense - General and administrative expense for 2018 and 2017 was $19.0 million (8.6% of revenue) and $17.8 million (10.4% of revenue), respectively, representing an increase of 6.8%. The increase was primarily due to the net impact of:

•	Higher legal and advisory fees related to customer disputes and shareholder matters;

•	Professional fees associated with the evaluation of strategic alternatives and initiatives to diversify our business; and

•	Addition of administrative personnel for our newly created EPC Division; offset partially by,

•	Headcount reductions, lower incentive plan costs, executive management salary reductions and other cost saving initiatives.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and gain (loss) on assets held for sale, net for 2018 and 2017 was a gain of $6.9 million and a loss of $7.9 million, respectively.

The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $4.4 million and a loss of $0.3 million related to inventory and assets that were held for sale and/or sold within our Fabrication and Shipyard Divisions.

The loss for 2017 was primarily due to the impact of:

•	Impairments of $6.7 million associated with inventory within our Fabrication Division; and

•	Impairments of $1.0 million and a loss of $0.3 million related to assets that were held for sale and/or sold within our Shipyard Division.

See "Overview" above and Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale and related impairments and Note 5 of our Financial Statements in Item 8 for further discussion of our inventory impairments.

Other (income) expense, net - Other (income) expense, net for 2018 and 2017 was expense of $0.3 million and income of $46,000, respectively. Other (income) expense primarily represents gains and losses on the sales of fixed assets other than assets held for sale.

Interest income (expense), net - Interest expense, net for 2018 and 2017, was expense of $0.1 million and $0.3 million, respectively. Interest expense, net decreased for the period primarily due to interest earned on higher cash equivalents and short-term investment balances during 2018.

Income tax (expense) benefit - Income tax (expense) benefit for 2018 was expense of $0.6 million compared to an income tax benefit of $24.2 million for 2017. Tax expense for 2018 represents state income taxes. No federal tax benefit was recorded during 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the period. See Note 8 of our Financial Statements in Item 8 for further discussion of our NOLs, deferred tax assets and valuation allowance.

Operating Segments
Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$37,943	$57,880	$(19,937)	(34.4)%
Gross loss	(7,794)	(1,941)	(5,853)	nm
Gross loss percentage	(20.5)%	(3.4)%
General and administrative expense	3,134	3,416	282	8.3%
Asset impairments and (gain) loss on assets held for sale, net	(7,896)	6,683	14,579	nm
Other (income) expense, net	(82)	(30)	52	nm
Operating loss	(2,950)	(12,010)	9,060	75.4%
Revenue - Revenue for 2018 and 2017 was $37.9 million and $57.9 million, respectively, representing a decrease of 34.4%. The decrease was primarily due to the completion and delivery of four modules for a petrochemical facility during the second quarter 2018 with no other significant projects under construction for the division until the fourth quarter 2018 when the paddle wheel riverboat construction commenced.

Gross loss - Gross loss was $7.8 million (20.5% of revenue) for 2018, compared to a gross loss of $1.9 million (3.4% of revenue) for 2017. The gross loss during 2018 was primarily due to under recovery of our overhead costs (including holding costs for our South Texas Properties of $2.1 million) and changes in estimates and losses on our petrochemical module project of $2.4 million. The increase in gross loss relative to the prior period was primarily due to the net impact of:

•	Decreased revenue related to the completion of the petrochemical module project and changes in estimates on the project; offset partially by,

•	Reductions in overhead costs and lower depreciation expense for our South Texas Properties as these assets were classified as held for sale during all of 2018; and

•	Reductions in overhead costs and improved recoveries of overhead costs.

General and administrative expense - General and administrative expense for 2018 and 2017 was $3.1 million (8.3% of revenue) and $3.4 million (5.9% of revenue), respectively, representing a decrease of 8.3%. The decrease was primarily due to the net impact of:

•	Headcount reductions and lower incentive plan costs; offset partially by,

•	Higher legal and advisory fees related to the pursuit of claims against a customer for disputed change orders for a project completed prior to 2017.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2018 and 2017 was a gain of $7.9 million and a loss of $6.7 million, respectively. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties during 2017; offset partially by,

•	Impairments of $3.4 million and a loss of $0.3 million related to inventory and assets that were held for sale and/or sold.

The loss for 2017 was primarily due to impairments of $6.7 million related to inventory.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$96,424	$52,699	$43,725	83.0%
Gross loss	(10,472)	(44,870)	34,398	76.7%
Gross loss percentage	(10.9)%	(85.1)%
General and administrative expense	2,801	3,926	1,125	28.7%
Asset impairments and (gain) loss on assets held for sale, net	964	1,248	284	22.8%
Other (income) expense, net	159	—	(159)	nm
Operating loss	(14,396)	(50,044)	35,648	71.2%

Revenue - Revenue for 2018 and 2017 was $96.4 million and $52.7 million, respectively, representing an increase of 83.0%. The increase was primarily due to:

•
Additional progress on the construction of our ten harbor tugs (including the delivery of one vessel in the fourth quarter 2018), two regional class research vessels and our ice-breaker tug that was not under construction during the prior period; offset partially by,

•	Lower revenue from our two MPSV contracts that were suspended during the first quarter 2018.

Gross loss - Gross loss was $10.5 million (10.9% of revenue) for 2018, compared to a gross loss of $44.9 million (85.1% of revenue) for 2017. The gross loss during 2018 was primarily due to under recovery of our overhead costs and changes in estimates and project losses on our harbor tug projects (see below). The decrease in gross loss relative to the prior period was primarily due to the net impact of:

•	Increased revenue related to our harbor tug vessels, two regional class research vessels and our ice-breaker tug;

•	Reductions in overhead costs and improved recoveries of overhead costs; and

•
The 2017 period including project losses of $34.5 million related to cost increases and the recording of liquidated damages on the construction of two MPSVs which are in dispute and for which construction has been suspended; offset partially by,

•	The 2018 period including changes in estimates and project losses on our harbor tug projects of $6.7 million.

General and administrative expense - General and administrative expense for 2018 and 2017 was $2.8 million (2.9% of revenue) and $3.9 million (7.4% of revenue), respectively, representing a decrease of 28.7%. The decrease is primarily due to headcount reductions and lower incentive plan costs, offset partially by higher legal and advisory fees related to customer disputes.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and gain (loss) on assets held for sale, net for 2018 and 2017 was a loss of $1.0 million and $1.2 million, respectively. The impairments were related to assets that were held for sale and/or sold.

Services Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$88,230	$65,445	$22,785	34.8%
Gross profit	12,447	4,575	7,872	172.1%
Gross profit percentage	14.1%	7.0%
General and administrative expense	3,022	2,701	(321)	(11.9)%
Asset impairments and (gain) loss on assets held for sale, net	82	—	(82)	nm
Other (income) expense, net	(28)	—	28	nm
Operating income	9,371	1,874	7,497	nm

Revenue - Revenue for 2018 and 2017 was $88.2 million and $65.4 million, respectively, representing an increase of 34.8%. The increase was due to an overall increase in activity resulting from higher demand for our onshore and offshore services.

Gross profit - Gross profit was $12.4 million (14.1% of revenue) for 2018, compared to gross profit of $4.6 million (7.0% of revenue) for 2017. The increase in gross profit relative to the prior period was primarily due to higher revenue and improved recoveries of overhead costs.

General and administrative expense - General and administrative expense for 2018 and 2017 was $3.0 million (3.4% of revenue) and $2.7 million (4.1% of revenue), respectively, representing an increase of 11.9%. The increase was due to additional costs to support higher activity and increased incentive plan costs.

EPC Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$2,477	$198	$2,279	nm
Gross profit (loss)	(46)	41	(87)	nm
Gross profit (loss) percentage	(1.9)%	20.7%
General and administrative expense	1,817	—	(1,817)	nm
Operating (loss) income	(1,863)	41	(1,904)	nm

Revenue - Revenue for 2018 and 2017 was $2.5 million and $0.2 million, respectively. Our EPC Division was formed in the fourth quarter 2017 and all revenue consists of pricing, planning and scheduling work for the SeaOne Project. See Note 12 of our Financial Statements in Item 8 for further discussion of our EPC Division and the SeaOne Project.

General and administrative expense - General and administrative expense includes the addition of administrative personnel and other costs as we invest in this new division.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue (eliminations)	$(3,827)	$(5,200)	$1,373	26.4%
Gross loss	(1,331)	(730)	(601)	(82.3)%
Gross loss percentage	n/a	n/a
General and administrative expense	8,241	7,757	(484)	(6.2)%
Other (income) expense, net	255	(16)	(271)	nm
Operating loss	(9,827)	(8,471)	(1,356)	(16.0)%

Gross loss - Gross loss was $1.3 million for 2018, compared to a gross loss of $0.7 million for 2017. The increase in gross loss relative to the prior period was primarily due to higher costs to support our strategic initiatives and EPC Division.

General and administrative expense - General and administrative expense for 2018 and 2017 was $8.2 million (3.7% of consolidated revenue) and $7.8 million (4.5% of consolidated revenue), respectively, representing an increase of 6.2%. The increase was primarily due to the net impact of:

•	Increased legal and advisory fees related to customer disputes and shareholder matters; and

•	Professional fees associated with the evaluation of strategic alternatives and initiatives to diversify our business; offset partially by,

•	Lower incentive plan costs, executive management salary reductions and other cost saving initiatives.

Comparison of 2017 and 2016 (in thousands, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2017	2016	Amount	Percent
Revenue	$171,022	$286,326	$(115,304)	(40.3)%
Cost of revenue	213,947	261,473	47,526	18.2%
Gross (loss) profit	(42,925)	24,853	(67,778)	nm
Gross (loss) profit percentage	(25.1)%	8.7%
General and administrative expense	17,800	19,670	1,870	9.5%
Asset impairments and (gain) loss on assets held for sale, net	7,931	—	(7,931)	nm
Other (income) expense, net	(46)	(681)	(635)	(93.2)%
Operating (loss) income	(68,610)	5,864	(74,474)	nm
Interest expense, net	(349)	(308)	(41)	(13.3)%
(Loss) income before income taxes	(68,959)	5,556	(74,515)	nm
Income tax (expense) benefit	24,193	(2,041)	26,234	nm
Net (loss) income	$(44,766)	$3,515	$(48,281)	nm
Revenue - Revenue for 2017 and 2016 was $171.0 million and $286.3 million, respectively, representing a decrease of 40.3%. The decrease was primarily due to an overall decrease in work as a result of depressed oil and gas prices and the corresponding reduction in customer demand within all of our operating divisions. Additionally, we recorded reduced revenue due to contract losses of $34.5 million related to cost overruns and delays that we encountered in the newbuild construction of two MPSVs and reductions of price of $11.2 million for liquidated damages (representing the maximum amount of liquidated damages under the contracts) which are in dispute.

Gross profit (loss) - Gross loss was $42.9 million (25.1% of revenue) for 2017, compared to a gross profit of $24.9 million (8.7% of revenue) for 2016. The decrease was primarily due to $34.5 million of contract losses incurred by our Shipyard Division related to the construction of two MPSVs, $5.5 million of costs related to our South Texas Properties which were held for sale and lower margins on current work due to competitive pressures. This was partially offset by decreases in costs resulting from:

•	Reductions in workforce as we completed projects at our South Texas Properties and one of our formerly leased shipyards,

•	Reduced depreciation for our South Texas Properties and assets in our Shipyard Division as these assets were classified as assets held for sale, and

•	Continued cost reduction efforts implemented during the period.

General and administrative expense - General and administrative expense for 2017 and 2016 was $17.8 million (10.4% of revenue) and $19.7 million (6.9% of revenue), respectively, representing a decrease of 9.5%. The decrease was primarily due to lower incentive plan costs, employee headcount reductions and continued cost reduction efforts implemented during the period.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2017 was a loss of $7.9 million. During 2017, we recorded asset impairment charges of $7.7 million, primarily related to inventory in our Fabrication Division and our assets held for sale. See Note 3 and Note 5 of our Financial Statements in Item 8 for a further discussion of impairments of our assets held for sale and our inventory, respectively. We had no asset impairment charges for 2016.

Other (income) expense, net - Other (income) expense, net for 2017 and 2016 was income of $46,000 and $0.7 million, respectively. Other income for 2016 was primarily due to gains on sales of assets for our Fabrication Division.

Income tax (expense) benefit - Income tax (expense) benefit for 2017 was a benefit of $24.2 million compared to income tax expense of $2.0 million for 2016. Our effective tax rate decreased to 35.1% for 2017, as compared to 36.7% for 2016. The decrease in our effective rate is primarily due to increases in executive compensation expense in excess of amounts that are tax deductible and $0.3 million related to the recognition of the excess tax deficiency resulting from the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes created when common stock vests. See Note 8 of our Financial Statements in Item 8 for further discussion.

Operating Segments

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2017	2016	Amount	Percent
Revenue	$57,880	$88,683	$(30,803)	(34.7)%
Gross (loss) profit	(1,941)	5,276	(7,217)	(136.8)%
Gross (loss) profit percentage	(3.4)%	5.9%
General and administrative expense	3,416	3,776	360	9.5%
Asset impairments and (gain) loss on assets held for sale, net	6,683	—	(6,683)	nm
Other (income) expense, net	(30)	(509)	(479)	(94.1)%
Operating (loss) income	(12,010)	2,009	(14,019)	nm
Revenue - Revenue for 2017 and 2016 was $57.9 million and $88.7 million, respectively, representing a decrease of 34.7%. The decrease was primarily due to an overall decrease in work as a result of depressed oil and gas prices and the corresponding reduction in customer demand for offshore fabrication projects. We classified our South Texas Properties as held for sale in the first quarter 2017, in response to the underutilization of our Fabrication assets. At December 31, 2017, all of our projects at our South Texas Properties were completed or transferred to our fabrication yard in Houma, Louisiana.

Gross profit (loss) - Gross loss was $1.9 million (3.4% of revenue) for 2017, compared to a gross profit of $5.3 million (5.9% of revenue) for 2016. The decrease in gross profit was primarily due to lower revenue from decreased fabrication work related to decreases in fabrication demand and approximately $5.5 million of costs for our South Texas Properties that were held for sale. This was partially offset by decreases in costs resulting from reductions in workforce, gains on scrap sales as we completed projects at our South Texas Properties, reduced depreciation for our South Texas Properties as these assets were classified as held for sale in the first quarter 2017, and additional cost minimization efforts implemented during the period.

General and administrative expense - General and administrative expense for 2017 and 2016 was $3.4 million (5.9% of revenue) and $3.8 million (4.3% of revenue), respectively, representing a decrease of 9.5%. The decrease was primarily due to decreases in costs resulting from reductions in workforce as we completed projects at our South Texas Properties and lower incentive plan costs due to a reduced workforce and our operating loss. This was partially offset by expenses incurred to market our South Texas Properties for sale and payment of termination benefits during the first quarter 2017 as we reduced the workforce and completed operations at our South Texas Properties.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and gain (loss) on assets held for sale, net for 2017 was a loss of $6.7 million related to impairments of inventory. See Note 5 of our Financial Statements in Item 8 for further discussion.

Other (income) expense, net - Other (income) expense, net for 2017 and 2016 was income of $30,000 and $0.5 million, respectively. Other income for 2016 was primarily due to gains on sales of assets.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2017	2016	Amount	Percent
Revenue	$52,699	$109,502	$(56,803)	(51.9)%
Gross (loss) profit	(44,870)	7,801	(52,671)	(675.2)%
Gross profit (loss) percentage	(85.1)%	7.1%
General and administrative expense	3,926	5,426	1,500	27.6%
Asset impairments and (gain) loss on net assets sold, net	1,248	—	(1,248)	nm
Other (income) expense, net	—	(61)	(61)	nm
Operating (loss) income	(50,044)	2,436	(52,480)	nm

Revenue - Revenue for 2017 and 2016 was $52.7 million and $109.5 million, respectively, representing a decrease of 51.9%. The decrease was primarily due to the reduction in customer demand for shipbuilding and repair services supporting the oil and gas industry and due to:

•	A reduction in our estimate of the final contract price for the construction of two MPSVs by $11.2 million representing the maximum liquidated damages under the contracts which are in dispute.

•
The completion of a vessel that we tendered for delivery in February 2017 that was rejected by the customer alleging certain technical deficiencies. We subsequently suspended work on the second vessel under contract with this customer. We successfully resolved our dispute with the customer and the customer accepted delivery of the first vessel less a reduction in the amounts owed under the contract of $0.2 million in November 2017. We also recommenced construction of the second vessel to be delivered in 2018 for the remaining contract price less $0.2 million.

Gross profit (loss) - Gross loss was $44.9 million (85.1% of revenue) for 2017, compared to gross profit of $7.8 million (7.1% of revenue) for 2016. The decrease in gross profit was primarily due to $34.5 million of contract losses related to the construction of our two MPSVs.

General and administrative expense - General and administrative expense for 2017 and 2016 was $3.9 million (7.4% of revenue) and $5.4 million (5.0% of revenue), respectively, representing a decrease 27.6%. The decrease was primarily due to reductions of administrative personnel related to consolidation of personnel duties from the LEEVAC acquisition and lower incentive plan costs due to a reduced workforce, our operating loss and cost reduction efforts implemented during the first part of 2016.

Asset Impairments and (gain) loss on net assets held for sale, net - Asset impairments and (gain) loss on net assets held for sale, net for 2017 was an impairment of $1.2 million related to certain assets held for sale. We had no asset impairments during 2016. See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale.

Services Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2017	2016	Amount	Percent
Revenue	$65,445	$91,414	$(25,969)	(28.4)%
Gross profit	4,575	12,420	(7,845)	(63.2)%
Gross profit percentage	7.0%	13.6%
General and administrative expense	2,701	3,314	613	18.5%
Other (income) expense, net	—	(111)	(111)	nm
Operating income	1,874	9,217	(7,343)	(79.7)%

Revenue - Revenue for 2017 and 2016 was $65.4 million and $91.4 million, respectively, representing a decrease of 28.4%. The decrease was primarily due to an overall decrease in work as a result of depressed oil and gas prices and the corresponding reduction in customer demand for oil and gas related service projects.

Gross profit - Gross profit was $4.6 million (7.0% of revenue) for 2017, compared to $12.4 million (13.6% of revenue), respectively. The decrease was due to decreased revenue and lower margins on new work performed during 2017.

General and administrative expense - General and administrative expense for 2017 and 2016 was $2.7 million (4.1% of revenue) and $3.3 million (3.6% of revenue), respectively, representing a decrease of 18.5%. The decrease was due to lower incentive plan costs due to a reduced workforce and our consolidated operating loss.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2017	2016	Amount	Percent
Revenue (eliminations)	$(5,200)	$(3,273)	$(1,927)	(58.9)%
Gross loss	(730)	(644)	(86)	(13.4)%
Gross loss percentage	n/a	n/a
General and administrative expense	7,757	7,154	(603)	(8.4)%
Other (income) expense	(16)	—	16	nm
Operating loss	(8,471)	(7,798)	(673)	(8.6)%

General and administrative expense - General and administrative expense for 2017 and 2016 was $7.8 million (4.5% of consolidated revenue) and $7.2 million (2.5% of consolidated revenue), respectively, representing an increase of 8.4%. The increase was primarily due to reductions in the allocation of personnel costs to our operating divisions related to shared services that are now included within our Corporate Division. The increase was also due to professional fees associated with the evaluation of strategic alternatives in anticipation of the proceeds to be received from the sale of our South Texas Properties and legal fees related to the pursuit of claims against two customers. The increase was offset partially by lower incentive plan costs due to our consolidated operating loss.

Liquidity and Capital Resources
Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement (discussed below). At December 31, 2018, our cash, cash equivalents and short-term investments totaled $79.2 million, and our immediately available liquidity was as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents (1)	$70,457
Short-term investments (2)	8,720
Total cash, cash equivalents and short-term investments	79,177
Credit Agreement total capacity	40,000
Outstanding letters of credit	(2,917)
Credit Agreement available capacity	37,083
Total available liquidity	$116,260
___________
(1) Includes U.S. Treasuries of $41.8 million with original maturities of three months or less.
(2) Includes U.S. Treasuries with original maturities of more than three months but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At December 31, 2018, our working capital was $103.9 million and included $79.2 million of cash, cash equivalents and short-term investments and $18.9 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at December 31, 2018 totaled $5.7 million, and consisted of net contracts assets and contract liabilities

(collectively, "Contracts in Progress") of $13.1 million; contracts receivable and retainage of $22.5 million; inventory, prepaid expenses and other assets of $9.4 million; and accounts payable, accrued expenses and other liabilities of $39.3 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at December 31, 2018 and 2017, and changes in such amounts during 2018 and 2017, was as follows (in thousands):

	December 31,		Change During the Period
	2018	2017	2018	2017
Contract assets	$29,982	$28,373	$(1,609)	$(1,544)
Contract liabilities(1)	(16,845)	(12,754)	4,091	8,390
Contracts in progress, net(2)	13,137	15,619	2,482	6,846
Contracts receivable and retainage, net	22,505	28,466	5,961	(8,297)
Inventory, prepaid expenses and other assets	9,356	8,766	(590)	6,429
Deferred revenue, current	—	(4,676)	(4,676)	(7,205)
Accounts payable, accrued expenses and other liabilities	(39,256)	(31,235)	8,021	12,132
Total	$5,742	$16,940	$11,198	$9,905
___________

(1)	Contract liabilities at December 31, 2018 and 2017, include accrued contract losses of $2.4 million and $7.6 million, respectively.

(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

Fluctuations in our working capital, and its components, are not unusual in our business and are impacted by the size of our projects and the mix of our backlog. Our working capital is particularly impacted by the timing of new project awards and related payments in advance of performing work, and the subsequent achievement of billing milestones or project progress on backlog as we complete certain phases of work. Working capital is also impacted at period-end by the timing of contracts receivable collections and accounts payable payments on our projects.

Cash Flow Activity (in thousands):

	December 31,
	2018	2017
Net cash used in operating activities	$(20,392)	$(39,385)
Net cash provided by (used in) investing activities	$82,718	$(1,135)
Net cash used in financing activities	$(852)	$(1,664)

Operating Activities - The use of cash by operating activities during 2018 was primarily due to the net impact of:

•
Operating losses, excluding net gains on assets held for sale and insurance recoveries of $11.2 million, loss on the sale of fixed assets and other assets of $0.3 million, depreciation expense of $10.4 million, non-cash asset impairments of $4.4 million, and stock-based compensation expense of $2.8 million;

•
Decrease in contracts in progress, net of $2.5 million. The decrease reflects a $17.1 million reclassification of contracts in progress, net (net contract assets and contract liabilities) to other noncurrent assets during the period for our two MPSV projects which are subject to dispute. Excluding the reclassification, contracts in progress, net increased by $14.6 million, primarily due to increases in unbilled positions on our harbor tug projects in our Shipyard Division and the two MPSV projects prior to the reclassification of their contracts in progress balances to noncurrent assets, offset partially by increases in contract liabilities from advanced payments on two separate projects in our Fabrication and Shipyard Divisions;

•
Decrease in contracts receivable and retainage of $6.0 million. The decrease reflects a $3.0 million reclassification of retainage to other noncurrent assets during the period as we do not anticipate collection within the next twelve months. Excluding the reclassification, contracts receivable and retainage decreased by $3.0 million, primarily due to collections on a completed project in our Fabrication Division;

•	Increase in prepaid expenses, inventory and other assets of $0.6 million, primarily due to increased inventory for our Services Division;

•
Decrease in deferred revenue of $4.7 million. The decreases reflects a $3.8 million reclassification of deferred revenue to other noncurrent assets, which was netted with the contract in progress reclassification discussed above. Excluding the reclassification, deferred revenue decreased by $0.8 million, primarily due to project progress; and

•	Increase in accounts payable and accrued expenses of $8.0 million, primarily due to increased activity and the timing of payments for projects in our Shipyard Division.

The use of cash by operating activities during 2017 was primarily due to:

•
Operating losses, excluding net loss on assets held for sale of $0.3 million, depreciation expense of $12.9 million, non-cash asset impairments of $7.7 million, amortization of deferred revenue of $2.0 million, changes in deferred income taxes of $23.2 million, and stock-based compensation expense of $2.7 million;

•	Decrease in contracts in progress, net of $6.8 million, primarily related to increases in accrued contract losses on our two MPSV projects;

•	Increase in contracts receivable and retainage of $8.3 million, primarily due to the timing of billings and collections for projects in our Shipyard Division;

•	Decrease in inventory, prepaid expenses and other assets of $6.4 million, primarily due to impairments of inventory;

•	Decrease in deferred revenue of $7.2 million, primarily due to project progress; and

•	Increase in accounts payable and accrued expenses of $12.1 million, primarily due to the timing of payments for projects in our Shipyard Division.

Investing Activities - Cash provided by investing activities for 2018 was primarily due to proceeds from the sale of our South Texas Properties and other fixed assets of $85.2 million, insurance proceeds of $9.4 million from the final settlement of hurricane damage to our South Texas Properties, and $1.2 million related to the maturity of short-term securities, offset partially by capital expenditures of $3.5 million and purchases of short-term investments of $9.6 million. The sale of our South Texas Properties consisted of the following:

•	The second quarter sale of our Texas South Yard for $55.0 million, less selling costs of $1.5 million, for total net proceeds of $53.5 million and a gain of $3.9 million; and

•	The fourth quarter sale of our Texas North Yard for $28.0 million, less selling cost of $0.6 million, for total net proceeds of $27.4 million, and a gain of $4.1 million.

Cash used in investing activities for 2017 was primarily due to capital expenditures of $4.8 million, offset partially by proceeds from the sale of equipment of $2.2 million and insurance recoveries of $1.5 million.

Financing Activities - During 2018 and 2017, net cash used in financing activities was $0.9 million and $1.7 million, respectively. Cash used in financing activities for both 2018 and 2017 was primarily due to tax payments made on behalf of employees from vested stock withholdings and dividends for 2017 of $0.6 million.

Credit Facilities

Credit Agreement - We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On August 27, 2018, we amended our Credit Agreement which, among other things, extended its maturity date to June 9, 2020. Our amended quarterly financial covenants during the remaining term of the Credit Agreement are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;

•
Minimum tangible net worth of at least the sum of $180.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Our Credit Agreement also includes restrictions regarding our ability to: (i) grant liens; (ii) make certain loans or investments; (iii) incur additional indebtedness or guarantee other indebtedness in excess of specified levels; (iv) make any material change to the nature of our business or undergo a fundamental change; (v) make any material dispositions; (vi) acquire another company or all or substantially all of its assets; (vii) enter into a merger, consolidation, or sale leaseback transaction; or (viii) declare and pay dividends if any potential default or event of default occurs.

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at December 31, 2018) or LIBOR (2.5% at December 31, 2018) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At December 31, 2018, we had no outstanding borrowings under our Credit Agreement and $2.9 million of outstanding letters of credit to support our projects, providing $37.1 million of available capacity. At December 31, 2018, we were in compliance with all of our financial covenants, with a tangible net worth of $199.2 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.85 to 1.0 and a ratio of funded debt to tangible net worth of 0.01:1.00.

Surety Bonds - We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2018, we had $396.6 million of outstanding surety bonds to support our projects. Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Registration Statement

We have a shelf registration statement that is effective with the SEC that expires on November 27, 2020. The shelf registration statement enables us to issue up to $200.0 million in either debt or equity securities, or a combination thereof, from time to time subsequent to the filing of a prospectus supplement, which among other things, identifies the sales agent, specifies the number and value of securities that may be sold, and provides a time frame over which the securities may be offered.

Liquidity Outlook

As discussed in our Overview, we continue to focus on maintaining liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including ongoing cost reductions (including reducing the cash compensation paid to our directors and the salaries of our executive officers) and the sale of underutilized assets. In addition, at December 31, 2018, we continue to have $18.9 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. The primary uses of our liquidity for 2019 and the foreseeable future are to fund:

•
The underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including potential enhancements to our Shipyard Division facilities);

•	Accrued contract losses recorded at December 31, 2018;

•	Working capital requirements for our projects (including the potential SeaOne project and potential additional projects for the U.S. Navy if the aforementioned options are exercised);

•	The expansion of our EPC Division; and

•	Corporate administrative expenses and strategic initiatives.

We anticipate capital expenditures of $5.0 million to $10.0 million for 2019. Further investments in facilities may be required to win and execute potential offshore wind projects, which are not included in these estimates.

If conditions for the oil and gas industry do not improve, we are unable to increase our backlog, we are unable to diversify our customer base, or we are unsuccessful in our strategic repositioning of the Company, we would take additional measures to reduce costs and preserve our liquidity until we are able to generate cash flows from operations.

We believe that our cash, cash equivalents and short-term investments at December 31, 2018, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2019 and 2020, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Contractual Obligations and Commitments
The following table sets forth our contractual obligations and commitments as of December 31, 2018 (in thousands).

	Total	Payments Due by Period
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	Thereafter
Purchase commitment – equipment (1)	$577	$577	$—	$—	$—
Purchase commitment – material and services (2)	132,299	96,967	35,332	—	—
Operating leases (3)	3,624	660	1,352	1,055	557
Total	$136,500	$98,204	$36,684	$1,055	$557
___________

(1)	“Purchase commitment – equipment” are capital expenditure commitments related to purchase order agreements for equipment.

(2)	“Purchase commitment – material and services” are commitments related to purchase order agreements for materials and outside services related to our backlog at December 31, 2018.

(3)	"Operating leases" are commitments for office space and facilities.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As of December 31, 2018, we had cash and cash equivalents of approximately $70.5 million and short-term investments of approximately $8.7 million. We do not have operations subject to material risk of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio.

Interest on borrowings under our Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at December 31, 2018) or LIBOR (2.5% at December 31, 2018) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (excluding real property). At December 31, 2018, we had no outstanding borrowings under our Credit Agreement and $2.9 million of outstanding letters of credit to support of our projects, providing $37.1 million of available capacity.

We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2018, we had $396.6 million of outstanding surety bonds in support of our projects.

Item 8. Financial Statements and Supplementary Data
In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-25 and are incorporated herein by reference. See Index to Financial Statements on Page 48.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report dated March 1, 2019, which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Gulf Island Fabrication, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana
March 1, 2019

Item 9B. Other Information
On February 27, 2019, our board of directors approved May 9, 2019 as the date of our 2019 annual meeting of shareholders.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers called for by this item may be found following Item 4 of this 2018 Annual Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.
We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer (the principal financial officer), and the Chief Accounting Officer (the principal accounting officer) and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and persons performing similar functions. These codes are available to the public on our Internet website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our website. Such information will remain available on our website for at least 12 months.
The remaining information called for by this item may be found in our definitive proxy statement prepared in connection with our 2019 annual meeting of shareholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2019 annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive proxy statement prepared in connection with our 2019 annual meeting of shareholders and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	526,438		N/A	527,357
Equity compensation plans not approved by security holders	—			—
Total	526,438	(1)		527,357	(2)

(1)	Represents shares issuable pursuant to the terms of outstanding restricted stock awards. These awards are not reflected in the next column as they do not have an exercise price.

(2)	At December 31, 2018, we had 527,357 aggregate shares available for future issuance under our Incentive Plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2019 annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2019 annual meeting of shareholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following financial statements, schedules and exhibits are filed as part of this Report:
(i) Financial Statements
(ii) Schedules
Other schedules have not been included because they are not required, not applicable, immaterial, or the information required has been included elsewhere herein.
(iii) Exhibits
See Exhibit Index on page E-1. We will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit. Such requests should be addressed to:
Investor Relations
Gulf Island Fabrication, Inc.
16225 Park Ten Place, Suite 300
Houston, Texas 77084

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1997.

New Orleans, Louisiana
March 1, 2019

GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$70,457	$8,983
Short-term investments	8,720	—
Contracts receivable and retainage, net	22,505	28,466
Contract assets	29,982	28,373
Prepaid expenses and other assets	3,268	3,833
Inventory	6,088	4,933
Assets held for sale	18,935	104,576
Total current assets	159,955	179,164
Property, plant and equipment, net	79,930	88,899
Other noncurrent assets	18,405	2,777
Total assets	$258,290	$270,840
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,969	$18,375
Contract liabilities	16,845	12,754
Deferred revenue	—	4,676
Accrued expenses and other liabilities	10,287	12,860
Total current liabilities	56,101	48,665
Deferred revenue, noncurrent	—	769
Other noncurrent liabilities	1,089	1,913
Total liabilities	57,190	51,347
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000 shares authorized, 15,090 issued and outstanding at December 31, 2018 and 14,910 at December 31, 2017	11,021	10,823
Additional paid-in capital	102,243	100,456
Retained earnings	87,836	108,214
Total shareholders’ equity	201,100	219,493
Total liabilities and shareholders’ equity	$258,290	$270,840
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$221,247	$171,022	$286,326
Cost of revenue	228,443	213,947	261,473
Gross profit (loss)	(7,196)	(42,925)	24,853
General and administrative expense	19,015	17,800	19,670
Asset impairments and (gain) loss on assets held for sale, net	(6,850)	7,931	—
Other (income) expense, net	304	(46)	(681)
Operating income (loss)	(19,665)	(68,610)	5,864
Interest income (expense), net	(142)	(349)	(308)
Net income (loss) before income taxes	(19,807)	(68,959)	5,556
Income tax (expense) benefit	(571)	24,193	(2,041)
Net income (loss)	$(20,378)	$(44,766)	$3,515
Per share data:
Basic and diluted income (loss) per common share	$(1.36)	$(3.02)	$0.24
Cash dividends per common share	$—	$0.04	$0.04
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2016	14,580	$10,352	$96,194	$150,651	$257,197
Net income	—	—	—	3,515	3,515
Vesting of restricted stock	115	(23)	(194)	—	(217)
Stock-based compensation expense	—	312	2,813	—	3,125
Dividends on common stock	—	—	—	(588)	(588)
Balance at December 31, 2016	14,695	$10,641	$98,813	$153,578	$263,032
Net loss	—	—	—	(44,766)	(44,766)
Vesting of restricted stock	215	(92)	(824)	—	(916)
Stock-based compensation expense	—	274	2,467	—	2,741
Dividends on common stock	—	—	—	(598)	(598)
Balance at December 31, 2017	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(20,378)	(20,378)
Vesting of restricted stock	180	(81)	(729)	—	(810)
Stock-based compensation expense	—	279	2,516	—	2,795
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(20,378)	$(44,766)	$3,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,430	12,909	25,448
Amortization of deferred revenue	—	(2,008)	(5,223)
Bad debt expense	30	21	493
Asset impairments	4,363	7,672	—
(Gain) loss on assets held for sale, net	(7,642)	259	—
Gain on insurance recoveries	(3,571)	—	—
Loss (gain) on the sale of fixed assets and other assets	268	(35)	(757)
Deferred income taxes	200	(23,234)	1,409
Stock-based compensation expense	2,795	2,741	3,125
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	2,962	(8,319)	28,067
Contract assets	(26,932)	(1,544)	(13,984)
Prepaid expenses, inventory and other assets	(3,294)	744	6,731
Accounts payable	10,515	9,354	(12,757)
Contract liabilities	12,371	8,390	(12,305)
Deferred revenue	(852)	(4,917)	(11,656)
Deferred compensation	843	1,608	305
Accrued expenses and other liabilities	(2,500)	1,740	2,157
Net cash (used in) provided by operating activities	(20,392)	(39,385)	14,568
Cash flows from investing activities:
Cash received in acquisition	—	—	3,035
Capital expenditures	(3,481)	(4,834)	(6,795)
Purchase of short-term investments	(9,610)	—	—
Maturities of short-term investments	1,200	—	—
Proceeds from the sale of property, plant and equipment	85,247	2,155	6,458
Recoveries from insurance claims	9,362	1,544	—
Net cash provided by (used in) investing activities	82,718	(1,135)	2,698
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	15,000	2,000	—
Repayment of borrowings under Credit Agreement	(15,000)	(2,000)	—
Payment of financing cost	(42)	(150)	(122)
Tax payments made on behalf of employees from vested stock withholdings	(810)	(916)	(217)
Payments of dividends on common stock	—	(598)	(588)
Net cash used in financing activities	(852)	(1,664)	(927)
Net increase (decrease) in cash and cash equivalents	61,474	(42,184)	16,339
Cash and cash equivalents, beginning of period	8,983	51,167	34,828
Cash and cash equivalents, end of period	$70,457	$8,983	$51,167
Supplemental cash flow information:
Interest paid	$352	$349	$332
Income taxes paid (refunds received), net	$6	$189	$377
Reclassification of property, plant and equipment to assets held for sale	$—	$109,488	$—
Reclassification of assets held for sale to property, plant and equipment	$866	$—	$—
Reclassification of accrued expenses to assets held for sale	$3,245	$—	$—
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Gulf Island Fabrication, Inc. ("Gulf Island"), together with its subsidiaries ("the Company," "we," "us" and "our"), is a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide project management for engineering, procurement and construction ("EPC") projects along with installation, hookup, commissioning, and repair and maintenance services. In addition, we perform civil, drainage and other work for state and local governments. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; petrochemical, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. We operate and manage our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana.

Significant projects in our backlog include the expansion of a paddle wheel riverboat, the construction of nine remaining harbor tug vessels, two offshore regional class marine research vessels (with a customer option for a third vessel), two vehicle ferries, two towboats, an ice-breaker tug, and a towing, salvage and rescue ship for the U.S. Navy (with customer options for seven additional vessels). Recently completed projects include the fabrication of complex modules for a newbuild petrochemical facility and construction of two technologically-advanced OSVs, and a harbor tug vessel. Previous projects also include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

Basis of Presentation
The accompanying Consolidated Financial Statements ("Financial Statements") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the U.S. ("GAAP"). The Financial Statements reflect all majority owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Certain balances at December 31, 2017, have been reclassified within our Consolidated Balance Sheets ("Balance Sheet") to conform to our presentation at December 31, 2018, and certain amounts for 2017 and 2016 have been reclassified within our Consolidated Statements of Operations ("Statement of Operations") to conform to our presentation for 2018. See below for further discussion of the reclassification of certain balances for prior years.

Business Outlook

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, enter the EPC industry, and diversify our customer base within all our operating divisions. In addition, we continue to focus on maintaining our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including ongoing cost reductions (including reducing the cash compensation paid to our directors and the salaries of our executive officers) and the sale of underutilized assets. See Note 3 for further discussion of our recent asset sales and assets held for sale at December 31, 2018.

We believe our cash, cash equivalents, short-term investments and availability under our Credit Agreement (defined in Note 7), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

Operating Cycle

The durations of our contracts vary, but typically extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be received or paid within the next twelve months include contract retainage,

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

contract assets, deferred revenue and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

Use of Estimates

The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe our most significant estimates and judgments are associated with revenue recognition for our contracts, including application of the percentage-of-completion method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims, and liquidated damages; fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale; determination of deferred income tax assets, liabilities and related valuation allowances; reserves for bad debts; and liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Earnings Per Share

We report basic and diluted earnings per share ("EPS") using the "two-class" method as required under GAAP. The calculation of EPS using the two-class method is required when a company has two or more classes of common stock or participating securities. Certain of our unvested restricted stock (which are not included in our basic or diluted weighted average shares outstanding) contain the right to receive non-refundable dividends and therefore represent participating securities. See Note 6 for calculations of our basic and diluted EPS.
Cash Equivalents
We consider investments with original maturities of three months or less when purchased to be cash equivalents.
Short-term investments

We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2018, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements. See Note 5 for further discussion of our fair value measurements.

Inventory
Inventory is recorded at the lower of cost or net realizable value determined using the first-in-first-out basis. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. Net realizable value is our estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales and salvage value. See Note 5 for further discussion of our inventory.
Allowance for Doubtful Accounts
In the normal course of business we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We routinely review individual contract receivable balances for collectibility and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, and economic conditions in general.
Our customer base historically includes a significant number of energy related companies and their contractors. This concentration of customers in the energy sector may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic or other conditions. See Note 2 for further discussion of our allowance for doubtful accounts.

Stock-Based Compensation
Awards under our stock-based compensation plans are calculated using a fair value based measurement method. Compensation expense for share based awards is recognized only for those awards that are expected to vest. We use the straight-

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

line method to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 9 for further discussion of our stock-based and other compensation plans.
Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity in our Consolidated Statement of Cash Flows ("Statement of Cash Flows").
Assets Held for Sale
Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 for further discussion of our assets held for sale.
Depreciation Expense
We depreciate property, plant and equipment on a straight-line basis over estimated useful lives ranging from three to 25 years, absent any indicators of impairment. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. See Note 4 for further discussion of our property, plant and equipment.
Long-Lived Assets
We review long-lived assets for impairment, which include property, plant and equipment and finite-lived intangible assets included within other assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third party indications of value, as appropriate. See Note 5 for further discussion of impairments recorded for our long-lived assets.
Fair Value Measurements
Our fair value determinations for financial assets and liabilities are based on the particular facts and circumstances. Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•	Level 1 - inputs are based upon quoted prices for identical instruments traded in active markets.

•	Level 2 - inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 - inputs are based upon model-based valuation techniques for which significant assumptions are generally not observable in the market and typically reflect estimates and assumptions that we believe market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

See Note 5 for additional discussion of our fair value measurements.

Revenue Recognition
General - Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements.

We recognize revenue for our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606"), which was adopted by us on January 1, 2018, and supersedes previous revenue recognition guidance, including industry-specific guidance. Accordingly, the reported results for 2018 reflect the application of Topic 606 guidance, while the comparable results for 2017 and 2016 were prepared under previous revenue recognition guidance. See further discussion of our adoption of Topic 606 below.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, provisions of Topic 606 specify which goods and services are distinct and represent separate performance obligations (representing the unit of account in Topic 606) within a contract and which goods and services (which could include multiple contracts or agreements) should be aggregated. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue for performance obligations satisfied over time are recognized as the work progresses. Revenue for performance obligations that do not meet the criteria for over time recognition are recognized at a point-in-time when a performance obligation is complete and a customer has obtained control of a promised asset.

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Prior to our adoption of Topic 606, revenue for our fixed-price and unit-rate contracts was recognized using the percentage-of-completion method, based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

T&M Contracts - Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. Our current revenue recognition method for T&M contracts is consistent with the method used prior to adoption of Topic 606.

Variable Consideration - Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives, and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. For 2018, 2017, and 2016, we had no material amounts in revenue related to unapproved change orders, claims, or incentives. However, at December 31, 2018 and 2017, certain projects in our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $11.2 million and $11.7 million, respectively. The reductions in contract price were recorded during 2017.

Adoption of Topic 606 - As discussed above, on January 1, 2018 we adopted Topic 606. Our adoption of Topic 606 included a detailed review of our significant contracts that were not substantially complete as of January 1, 2018. Based on our review, we determined that Topic 606 did not impact the timing or method of revenue recognition for our T&M contracts. We also concluded that the continued use of the percentage-of-completion method was appropriate for our fixed-price and unit-rate contracts given ownership and control of the work transfers to our customers as the work is performed. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of the project, in the event our customers discontinue work, they are required to compensate us for the work performed to date.

Prior to our adoption of Topic 606, our determination of percentage-of-completion for our contracts was based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. However, in our adoption of Topic 606, we adjusted our measure of progress for the determination of percentage-of-completion to include subcontract labor hours in addition to direct labor hours. The impact of this change was not material to our Financial Statements and no cumulative effect adjustment to retained earnings as of January 1, 2018 was recorded (based on the application of the modified retrospective method under Topic 606).

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the fourth quarter 2018, we concluded that the use of labor hours for the determination of percentage-of-completion for our contracts was not appropriate based on the changing mix of our contracts, which include an increasing amount of engineered equipment, manufactured materials, and subcontracted services and materials. We further concluded that in our adoption of Topic 606 as of January 1, 2018, our determination of percentage-of-completion for our fixed-price and unit-rate contracts should have been based on total contract costs incurred to date compared to total estimated contact costs. We further concluded that material costs that are significant to a contract and do not reflect an accurate measure of project completion should be excluded from the determination of our contract progress, and revenue for such materials should only be recognized to the extent of costs incurred. Accordingly, during the fourth quarter 2018 we corrected our percentage-of-completion estimates for our fixed-price and unit-rate contracts to be based on total costs incurred to date compared to total estimated contract costs. As result of this correction, we reevaluated the required cumulative effect adjustment to retained earnings as of January 1, 2018 for the adoption impact of Topic 606. Based on this evaluation, we determined that the cumulative effect adjustment would have been $0.4 million, which we do not believe is material to our Financial Statements for 2018. Accordingly, no cumulative adjustment to retained earnings as of January 1, 2018 was recorded. We further evaluated the quarterly impacts to 2018 resulting from the correction during the fourth quarter 2018 and concluded that the impacts were not material to our quarterly Financial Statements.

Additional Disclosures - Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2018 and 2017, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to changing tax laws, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets ("DTA(s)") if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 8 for further discussion of our income taxes and DTAs.

Reclassifications

We made the following reclassifications to prior periods presented in our Financial Statements to conform with our presentation for 2018 and at December 31, 2018:

•
Accrued contract losses of $7.6 million at December 31, 2017, were combined with contract liabilities on our Balance Sheet, and accrued contract losses was removed as a separate line item on our Balance Sheet.

•
Losses on the sale of assets held for sale of $0.3 million for 2017 were reclassified from other income (expense), net to asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations

•
Increase in accrued contract losses of $7.2 million for 2017 and a decrease in accrued contract losses of $9.1 million for 2016, were combined with changes in contract liabilities on our Statement of Cash Flows, and changes in accrued contract losses was removed as a separate line item on our Statement of Cash Flows.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition to the above, other (income) expense, net on our Statement of Operations for 2017 and 2016 was previously presented as a separate line item outside of operating income (loss) but is now presented as a separate line item within operating income (loss).

New Accounting Standards

Revenue Recognition - In the first quarter 2018, we adopted Topic 606. See the "Revenue Recognition" section above and Note 2 for further discussion.

Leases - In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to record most leases on their balance sheet but recognize expense in a manner similar to current guidance. ASU 2016-02 will be effective for us in the first quarter 2019. The new standard is required to be applied using a modified retrospective approach. Upon adoption, we will record a right of use asset and corresponding liability for our operating leases. We completed the evaluation of our significant lease contracts as of December 31, 2018 and expect adoption of this ASU will result in our recognition of a right of use asset and corresponding lease liability of approximately $4.0 million to $6.0 million as of January 1, 2019.

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

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS
As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606, which was adopted by us on January 1, 2018, and supersedes previous revenue recognition guidance, including industry-specific guidance. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and timing of revenue recognition, for 2018, 2017 and 2016 (in thousands):

	2018
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$37,943	$88,887	$38,612	$2,477	$(2,414)	$165,505
T&M (2)	—	7,537	43,481	—	—	51,018
Other	—	—	6,137	—	(1,413)	4,724
Total	$37,943	$96,424	$88,230	$2,477	$(3,827)	$221,247

	2017
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$57,880	$47,787	$28,465	$198	$(5,096)	$129,234
T&M (2)	—	4,912	35,180	—	—	40,092
Other	—	—	1,800	—	(104)	1,696
Total	$57,880	$52,699	$65,445	$198	$(5,200)	$171,022

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2016
	Fabrication	Shipyard	Services	EPC	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$88,683	$95,958	$31,191	$—	$(3,062)	$212,770
T&M (2)		13,544	58,882	—	—	72,426
Other	—	—	1,341	—	(211)	1,130
Total	$88,683	$109,502	$91,414	$—	$(3,273)	$286,326
____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Our fabricated structures are used worldwide by U.S. customers operating abroad and by foreign customers. Revenue associated with fabricated structures for delivery outside the U.S. accounted 0%, 0% and 14% of our revenue for 2018, 2017 and 2016, respectively.
Future Performance Obligations Required Under Contracts

The following tables summarize the remaining revenue to be earned under performance obligations for the portion of contracts not yet completed as of December 31, 2018 (in thousands).

Segment	Performance Obligations at December 31, 2018
Fabrication	$63,498
Shipyard (1)	259,644
Services	11,046
EPC	385
Total	$334,573
_____________
(1) Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to a termination notice from our customer. See Note 11 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations in the following periods (in thousands):

Year	Total
2019	$233,987
2020	81,464
2021	19,122
Total	$334,573

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contracts assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at December 31, 2018 and 2017 is as follows (in thousands):

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	December 31,
	2018	2017
Costs incurred on uncompleted contracts	$253,871	$266,902
Estimated profit (loss) earned to date	(35,470)	(26,954)
Prepaid subcontractor costs	2,368	—
Sub-total	220,769	239,948
Billings to date	(190,588)	(224,329)
Deferred revenue (1)	(4,592)	—
Total	$25,589	$15,619
______________

(1)	Deferred revenue is included within other noncurrent assets as further discussed below.

The above amounts are included in the accompanying Balance Sheet at December 31, 2018 and 2017 under the following captions (in thousands):

	December 31,
	2018	2017
Contract assets	$29,982	$28,373
Contract liabilities (1), (2), (3)	(16,845)	(12,754)
Sub-total	13,137	15,619
Contract assets, noncurrent (1)	12,452	—
Total	$25,589	$15,619
______________

(1)
The increase in contract liabilities compared to December 31, 2017, was primarily due to advance payments for two separate projects in our Fabrication and Shipyard Divisions, offset partially by the reclassification of accrued contract losses (included within contract liabilities) to other noncurrent assets. The accrued contract losses relate to our MPSV projects that are subject to dispute. In addition to the accrued contract losses that were reclassified to other noncurrent assets, contract assets and deferred revenue for these projects were also reclassified to other noncurrent assets, resulting in a net contract asset balance of $12.5 million for these projects within other noncurrent assets on our Balance Sheet at December 31, 2018. See Note 11 for further discussion of the dispute.

(2)	Revenue recognized during 2018 related to amounts included in our contract liabilities balance at December 31, 2017, was $5.1 million.

(3)
Contract liabilities at December 31, 2018 and 2017, includes accrued contract losses of $2.4 million and $7.6 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Significant Customers

We are not dependent on any one customer, and the revenue derived from each customer varies from year to year based on new project awards for each customer. However, for 2018, 2017 and 2016, certain customers individually accounted for 10% or more of our consolidated revenue as follows (in thousands):

	December 31,
Customer	2018	2017	2016
A	$49,123	$21,781	*
B	25,873	*	*
C	23,279	*	*
D	*	44,724	*
E	*		65,981
_____________
* The customer revenue was less than 10% of consolidated revenue for the year.

Allowance for Doubtful Accounts
Our provision for bad debts for 2018, 2017 and 2016 was $30,000, $21,000 and $0.5 million, respectively. Our allowance for doubtful accounts at December 31, 2018 and 2017, was $0.4 million and $1.9 million, respectively. Our allowance at December 31, 2018 was primarily related to storage of a vessel for a customer within our Fabrication Division, and our allowance at December

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

31, 2017, was primarily related to work performed for an offshore drilling platform within our Fabrication Division which was fully reserved in 2016.

Changes in Project Estimates

Significant Changes in Project Estimates - The following summarizes our significant changes in estimated margins on our projects during 2018, 2017 and 2016.

For 2018, significant changes in estimated margins on projects resulted in an increase in our operating loss of $9.1 million ($2.4 million for our petrochemical module project within our Fabrication Division and $6.7 million for our ten harbor tug projects within our Shipyard Division).

•	The changes in estimates for the petrochemical module project were the result of increased costs associated primarily with subcontracted work scopes. The project was complete as of December 31, 2018.

•
The changes in estimates for the harbor tug projects were the result of increased forecast costs associated primarily with lower than anticipated craft labor productivity related to pipe installation and testing and extensions of schedule for the projects. The revised forecasts incorporate actual results obtained from the completion of the first harbor tug in the fourth quarter 2018 and the progress achieved on the second harbor tug which is scheduled for completion in the first quarter 2019. Our forecasts anticipate improved craft labor productivity with the completion of each subsequent vessel. The harbor tug projects were in a loss position at December 31, 2018 and our reserve for estimated losses on the projects totaled $2.1 million. The nine uncompleted vessels are scheduled to be completed at various dates ranging from the first quarter 2019 through 2020. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur schedule liquidated damages, the projects would experience further losses.

For 2017, significant changes in estimated margins on our two multi-purpose service vessel (“MPSV”) projects resulted in an increase in our operating loss of $34.5 million for our Shipyard Division. The changes in estimates were the result of increased forecast costs associated primarily with complexities related to the installation of the power and communications systems and reductions in project price of $11.2 million for liquidated damages (representing the maximum amount of liquidated damages under the contracts) which are in dispute. The projects were in a loss position at December 31, 2018 and 2017. We are currently in a dispute with the customer regarding the two MPSV projects. As a result of our dispute and uncertainty with respect to the timing of resolution, all contract assets, accrued contract losses, and deferred revenue balances associated with the projects have been reclassified to other noncurrent assets, resulting in a net contract asset balance of $12.5 million for these projects within other noncurrent assets on our Balance Sheet at December 31, 2018. See Note 11 for further discussion of the dispute.

For 2016, individual projects with significant changes in estimated margins resulted in a decrease in our income from operations of $1.8 million. The changes in estimates were related to our Fabrication and Shipyard Divisions and the projects were complete as of December 31, 2018.

3. ASSETS HELD FOR SALE
A summary of our assets held for sale at December 31, 2018, is as follows (in thousands):

Assets	Fabrication Division	Shipyard Division	Total
Machinery and equipment	$25,882	$1,222	$27,104
Accumulated depreciation	(7,871)	(298)	(8,169)
Total assets held for sale	$18,011	$924	$18,935

South Texas Properties and Fabrication Division Assets Held for Sale

South Texas Properties - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During 2018, we completed the sale of portions of the South Texas Properties, which consisted of the following:

•	The sale of certain equipment prior to the sale of the Texas South Yard and Texas North Yard for proceeds of $1.3 million, and a loss of approximately $0.3 million.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•
The sale of our Texas South Yard during the second quarter 2018 for $55.0 million, less selling costs of $1.2 million, for total net proceeds received during 2018 of $53.8 million and a gain of $3.9 million.

•
The sale of our Texas North Yard during the fourth quarter 2018 for $28.0 million, less selling costs of $0.6 million, for total net proceeds of $27.4 million during 2018 and a gain of $4.1 million. Remaining equipment from the Texas North Yard totaling $18.8 million was not included in the Texas North Yard sale, of which $0.8 million was placed back in use and reclassified to property, plant and equipment, net and $18.0 million continues to be held for sale ("Fabrication AHFS") at December 31, 2018. The Fabrication AHFS primarily consist of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment, which were relocated to our fabrication yard in Houma, Louisiana. See "Impairments" section below for further discussion of the determination of the carrying value of the Fabrication AHFS.

The gains and loss above resulted in a net gain of $7.7 million for 2018, and are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations. In addition to the above, during 2018 and 2017, additional activity occurred with respect the South Texas Properties prior to, or in connection with, their sale, which is summarized below.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey, and in connection therewith, during 2017 we received $6.0 million of insurance proceeds as an initial payment from our insurance carriers. We allocated the insurance recoveries as follows:

•	$1.3 million, which offset clean-up and repair related costs incurred directly related to the damage we incurred as a result of Hurricane Harvey, resulting in no net gain or loss;

•	$1.5 million, which offset impairments of two buildings which were determined to be a total loss as a result of Hurricane Harvey, resulting in no net gain or loss; and

•	$3.2 million, which was related to estimated future repairs associated with Hurricane Harvey and was included in accrued expenses and other liabilities on our Balance Sheet at December 31, 2017.

During the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance payments of $15.4 million (inclusive of the $6.0 million received during 2017), of which $9.4 million was received during 2018. In applying the settlement proceeds (which were inclusive of agreed upon deductibles), we allocated the additional recoveries and the liability accrued at December 31, 2017, as follows:

•
$9.0 million, which offset impairments of property and equipment, primarily at our Texas North Yard, resulting in no net gain or loss. Our evaluation considered the Texas North Yard as a single asset group given the sale of our Texas South Yard had been completed. The impairments were based upon our best estimate of the decline in fair value of the asset group as a result of Hurricane Harvey; and

•	$3.6 million gain, which is included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.
Impairments - In addition to the impairments recorded in connection with our evaluation of the Hurricane Harvey impacts to the South Texas Properties, which were offset by insurance recoveries, during 2018 we recorded impairments of $1.4 million for certain equipment previously associated with the South Texas Properties prior to their sale but not sold through either the Texas South Yard or Texas North Yard transactions. The impairments are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations. Our impairments were based upon our best estimate of the fair value of the related equipment.
Further, in connection with the sale of our Texas North Yard discussed above, and the separation of the assets sold from the Fabrication AHFS, we reevaluated the fair values of the Texas North Yard assets and the Fabrication AHFS, giving consideration to impairment amounts previously recorded in connection with the allocation of our insurance proceeds associated with Hurricane Harvey. Based on our assessment, during the third quarter 2018 we recaptured previously recorded impairments of the Texas North Yard assets and increased their carrying value.  We also reduced the carrying value of the Fabrication AHFS based upon our estimates of fair value using level 3 inputs, including broker estimates of fair value. Our assessment resulted in the recapture of approximately $5.2 million of previously recorded impairments on the Texas North Yard assets, with a similar amount of impairment on the Fabrication AHFS, with no material net impact to our Statement of Operations. The aforementioned net gain on the sale of the Texas North Yard during the fourth quarter 2018 is based on its adjusted carrying value after the recapture of the previously recorded impairments.

Other - We do not believe the sale of our South Texas Properties will impact our ability to operate our Fabrication Division. Further, the sale of our South Texas Properties do not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at our fabrication yard in Houma, Louisiana.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shipyard Division Assets Held for Sale

During 2017, we recorded impairments of $1.0 million associated with three drydocks within our Shipyard Division. Two of the drydocks were sold during 2017 for proceeds of $2.0 million and a loss of $0.3 million, and the remaining drydock was classified as held for sale at December 31, 2017 ("Shipyard AHFS"). During 2018, we recorded an additional impairment of $1.0 million for the Shipyard AHFS based on our best estimate of the fair value of the asset, and at December 31, 2018 our Shipyard AHFS totaled $0.9 million. The impairments and loss are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations. The Shipyard AHFS do not qualify for discontinued operations presentation.

4. PROPERTY, PLANT AND EQUIPMENT AND LEASED FACILITIES AND EQUIPMENT
Property, plant and equipment
Property, plant and equipment consisted of the following at December 31, 2018 and 2017 (in thousands):

		December 31,
	Estimated Useful Life	2018	2017
	(in Years)
Land	-	$4,972	$4,972
Buildings	25	34,696	34,653
Machinery and equipment	3 to 25	132,155	141,704
Furniture and fixtures	3 to 5	2,497	4,450
Transportation equipment	3 to 5	2,627	2,667
Improvements	15	42,182	42,975
Construction in progress	-	1,944	96
Total property, plant and equipment		221,073	231,517
Accumulated depreciation		(141,143)	(142,618)
Property, plant and equipment, net		$79,930	$88,899
Depreciation expense for 2018, 2017 and 2016, was $10.4 million, $12.9 million and $25.4 million, respectively. The reduction in depreciation expense for 2018 and 2017 is the result of classifying our South Texas Properties as assets held for sale during the first quarter of 2017, and suspending the recognition of depreciation expense for those assets.
Leased Facilities and Equipment
Lease expense for 2018, 2017 and 2016, was $1.9 million, $2.0 million and $2.5 million, respectively, related to our leased facilities and equipment. Our significant leases subject to long-term agreements are as follows:

•	Corporate office lease in Houston, Texas consisting of approximately 17,000 square feet of office space. The lease expires in May 2025.

•
Shipyard five miles east of Jennings, Louisiana, consisting of an 180-acre complex on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway that we lease from a third party. The lease expires in January 2025 with two, ten-year renewal options that allows us to extend the lease through January 2045.

•
Shipyard near Lake Charles, Louisiana, consisting of a ten-acre complex 17 miles from the GOM on the Calcasieu River, that we sublease from a third party. The sublease expires in July 2023 with three, five-year renewal options (subject to sublessor renewals), that allows us to extend the lease through July 2038.

Future minimum payments under leases having initial terms of one year or more are as follows (in thousands):

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Minimum Payments
2019	$660
2020	672
2021	680
2022	578
2023	477
Thereafter	557
Total	$3,624
5. FAIR VALUE MEASUREMENTS
Recurring fair value measurements and financial instruments - The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivables and accounts payables approximate their fair values.

Long-lived assets - We had no indicators of impairment and recorded no impairments of long-lived asset during 2018, 2017 and 2016.
Assets held for sale - During 2018 and 2017, we recorded impairments of our assets held for sale of $2.4 million and $1.0 million, respectively, which are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations. See Note 3 for further discussion of our asset held for sale and associated impairments.

Inventory - During 2018 and 2017, we recorded impairments of our inventory of $2.0 million and $6.7 million, respectively, which are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations. The impairments consisted of the following:

•	During 2018, we recorded an impairment of $82,000 related to pre-manufactured inventory in our Services Division to reduce its carrying value to its estimated net realizable value.

•
During 2017, we recorded an impairment of $3.7 million related to inventory in our Fabrication Division that was originally received in connection with a settlement with a vendor in 2014. The inventory consisted of specialty and high-grade copper nickel and steel materials as well as lower-grade carbon steel pipe and valve fittings. During 2017, we performed our annual inspection of this inventory and determined that the high-grade stainless steel and copper nickel components remained in good condition; however; much of the lower-grade carbon steel pipe and valve fittings had deteriorated significantly due to exposure to the elements. As a result, we recorded an impairment to reduce the carrying value of the lower-grade inventory to scrap value and reduced the carrying value of the high-grade inventory to its estimated net realizable value based on its good condition. During 2018, we recorded an additional impairment of $1.9 million for the high-grade inventory based on third party indications of value for the inventory, which reduced the carrying value of the inventory to its scrap value of $0.2 million.

•
During 2017, we recorded an impairment of $2.9 million related to inventory in our Fabrication Division that was originally received in connection with a settlement with a customer in 2013 related to a deepwater construction project. The inventory consisted of specialty piping and valves for which demand for the inventory was negatively impacted by the lack of offshore construction activity. As a result, we recorded an impairment to reduce the carrying value of the inventory to scrap value.

The inventory impairments are included within asset impairments and gain (loss) on assets held for sale, net on our Statement of Operations.

Other - We have determined that our impairments of assets held for sale and inventory are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME (LOSS) PER COMMON SHARE
The following table presents the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$(20,378)	$(44,766)	$3,515
Less: distributed and undistributed income (loss) from unvested restricted stock	—	3	30
Net income (loss) attributable to common shareholders	$(20,378)	$(44,769)	$3,485
Weighted average shares (1)	15,032	14,838	14,631
Basic and diluted income (loss) per common share	$(1.36)	$(3.02)	$0.24
______________
(1) We have no dilutive securities.

7. CREDIT FACILITIES
Credit Agreement

We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On August 27, 2018, we amended our Credit Agreement which, among other things, extended its maturity date to June 9, 2020. Our amended quarterly financial covenants during the remaining term of the Credit Agreement are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;

•
Minimum tangible net worth of at least the sum of $180.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

Our Credit Agreement also includes restrictions regarding our ability to: (i) grant liens; (ii) make certain loans or investments; (iii) incur additional indebtedness or guarantee other indebtedness in excess of specified levels; (iv) make any material change to the nature of our business or undergo a fundamental change; (v) make any material dispositions; (vi) acquire another company or all or substantially all of its assets; (vii) enter into a merger, consolidation, or sale leaseback transaction; or (viii) declare and pay dividends if any potential default or event of default occurs.

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at December 31, 2018) or LIBOR (2.5% at December 31, 2018) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At December 31, 2018, we had no outstanding borrowings under our Credit Agreement and $2.9 million of outstanding letters of credit to support our projects, providing $37.1 million of available capacity. At December 31, 2018, we were in compliance with all of our financial covenants, with a tangible net worth of $199.2 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.85 to 1.0 and a ratio of funded debt to tangible net worth of 0.01:1.00.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2018, we had $396.6 million of outstanding surety bonds to support our projects.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. INCOME TAXES
A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit for 2018, 2017 and 2016, is as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$4,159	21.0%	$24,136	35.0%	$(1,945)	35.0%
Increase (decrease) resulting from:
Permanent differences	(206)	(1.0)%	(330)	0.5%	(64)	1.1%
State income taxes	(571)	(2.9)%	366	(0.5)%	(32)	0.6%
Other	374	1.9%	(118)	0.2%	—	—%
Discrete items
Vesting of common stock	(19)	(0.1)%	(253)	0.4%	—	—%
Change in valuation allowance	(4,308)	(21.7)%	392	(0.5)%	—	—%
Income tax (expense) benefit	$(571)	(2.8)%	$24,193	35.1%	$(2,041)	36.7%

Income Tax (Expense) Benefit - Significant components of our income tax (expense) benefit for 2018, 2017 and 2016, were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$—	$—	$(302)
State	(317)	(83)	(361)
Total current	(317)	(83)	(663)
Deferred
Federal	3,410	24,219	(1,549)
State	644	449	171
Valuation allowance	(4,308)	(392)	—
Total deferred	(254)	24,276	(1,378)
Income tax (expense) benefit	$(571)	$24,193	$(2,041)

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred Taxes - Significant components of our deferred tax assets and liabilities at December 31, 2018 and 2017, were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets
Employee benefits	$758	$962
Uncompleted contracts	2,380	2,664
Stock based compensation expense	266	350
Allowance for doubtful accounts	84	99
Long-term incentive awards	150	280
Federal net operating losses	9,962	13,190
State net operating losses	1,155	511
Other	395	394
Total deferred tax assets	15,150	18,450
Deferred tax liabilities
Property, plant and equipment	(10,199)	(17,605)
Prepaid insurance	(450)	(453)
Total deferred tax liabilities	(10,649)	(18,058)
Net deferred tax assets	4,501	392
Valuation allowance	(4,701)	(392)
Net deferred taxes (1)	$(200)	$—
______________
(1)    Amounts are included in other noncurrent liabilities on our Balance Sheet.

At December 31, 2018 and 2017, we had total DTAs of $15.2 million and $18.5 million, respectively (including U.S. federal net operating loss(es) ("NOL(s)") DTAs of $10.0 million and $13.2 million, respectively). On a periodic and ongoing basis we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) ("VA(s)"). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs. If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates. As a result of our assessment and due to cumulative losses for the three years ended December 31, 2018, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our U.S. federal NOL DTAs, and accordingly, at December 31, 2018 and 2017, we had VAs of $4.7 million and $0.4 million, respectively, offsetting our total DTAs. At December 31, 2018, we had gross U.S. federal NOL carryforwards (excluding VAs) of $47.4 million, which will expire in 2037, and we had gross state NOL carryforwards (excluding VAs) of $24.5 million, which will expire in 2035 through 2038.

Uncertain Tax Positions - Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2014. At December 31, 2018 and 2017, we had no material reserves for uncertain tax positions.

Tax Cuts and Jobs Act - In December 2017, the Tax Cuts and Jobs Act was signed into law which, among other things, reduced the U.S. federal corporate income tax rate from a maximum of 35.0% to 21.0% (effective January 1, 2018). As a result, in accordance with Staff Accounting Bulletin 118, during 2017 we recorded provisional amounts related to the impacts of the Tax Cuts and Jobs Act. Such impacts were immaterial to our deferred tax position at December 31, 2017. During 2018, we filed our 2017 U.S. federal tax return and applicable state tax returns, which did not result in any material adjustment to the provisional amounts we recorded during 2017.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. RETIREMENT AND LONG-TERM INCENTIVE PLANS
Defined Contribution Plan
We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and a Company matching contribution, with potential additional discretionary contributions determined by the Board of Directors. Effective April 1, 2016, we temporarily suspended our matching contribution in response to the downturn in the oil and gas industry. For 2018, 2017 and 2016, we contributed $0, $0, and $0.7 million, respectively, to the plan.
Long-Term Incentive Plans
Under our long-term incentive plans ("Incentive Plans"), the Compensation Committee of our Board of Directors may grant equity-based awards to eligible employees and non-employee directors, including restricted stock and restricted stock units, stock options and stock-based performance awards. The Compensation Committee determines the number of shares or stock options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. A summary of our Incentive Plans, and the number of shares of our common stock that may be issued under each plan, is as follows:

•	Long-Term Incentive Plan (approved on February 13, 1997) - 1,000,000 shares;

•	2002 Long-Term Incentive Plan (approved on April 24, 2002, and amended on April 26, 2006) - 500,000 shares;

•	2011 Stock Incentive Plan (approved on April 28, 2011) - 500,000 shares; and

•	2015 Stock Incentive Plan (approved on April 23,2015) - 1,000,000 shares.

At December 31, 2018, we had 527,357 aggregate shares available for future issuance under our Incentive Plans. We issue new shares through our transfer agent in connection with issuances under the Incentive Plans.

Restricted Stock and Stock Option Awards - Restricted stock awards represent shares of restricted stock and restricted stock units and are subject to transfer restrictions, forfeit provisions and other terms and conditions of the Incentive Plans. Restricted stock awards to our employees generally have a three-year graded vesting period and awards to our non-employee directors vest over a six-month period. The total initial fair value for these awards is determined based upon the closing price of our stock (typically subject to a minimum price) on the date of grant applied to the total number of shares that we anticipate will vest. The fair value is expensed on a straight-line basis over the applicable vesting period.
A summary of activity for our restricted stock awards for 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
	2018		2017		2016
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares, beginning of period	445,126	$12.83	370,565	$12.99	262,964	$18.33
Granted	440,185	11.16	383,121	13.02	259,699	8.55
Vested	(250,219)	10.93	(215,478)	12.52	(114,804)	14.37
Forfeited	(108,654)	12.01	(93,082)	12.53	(37,294)	15.48
Restricted shares, end of period	526,438	11.56	445,126	12.83	370,565	12.99
Compensation expense for our restricted stock awards was $2.8 million, $2.7 million and $3.1 million for 2018, 2017 and 2016, respectively. The total income tax benefit (expense) recognized for our share-based compensation arrangements was $19,000, $0.3 million and $0 for 2018, 2017 and 2016, respectively. At December 31, 2018, we had $3.4 million of unrecognized compensation expense related to our restricted stock awards. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of restricted stock awards granted during 2018 was $4.9 million and the total fair value of restricted stock awards that vested during 2018 was $2.7 million. At December 31, 2018 we had no outstanding stock option awards and no stock option awards were made during 2018, 2017 or 2016.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Performance Awards - Stock-based performance awards represent awards that are settled in cash and for which the amount payable is determined based upon our total shareholder return during the performance period compared to an industry peer group as determined by our Compensation Committee. The awards have a three-year performance period with grants outstanding for 2016, 2017 and 2018 having performance periods ending December 31, 2018, 2019, and 2020, respectively. The cash payment occurs in the period immediately following the completion of the performance period. The fair value of the awards is calculated each reporting period and is expensed on a straight-line basis over the applicable performance period, with cumulative adjustments for changes in the fair value between reporting periods.

Compensation expense for our stock-based performance awards was $1.1 million, $1.5 million and $1.3 million for 2018, 2017 and 2016, respectively. The total fair value of stock-based performance awards granted during 2018, 2017 and 2016 was $3.8 million, $4.7 million and $1.6 million, respectively, as determined using a Monte Carlo simulation model.

10. ACQUISITIONS
On January 1, 2016, we acquired substantially all of the assets and assumed certain liabilities of LEEVAC Shipyards, L.L.C. and its affiliates for a purchase price of $20.0 million, subject to a working capital adjustment whereby we received a dollar-for-dollar reduction for the assumption of certain net liabilities of the seller and settlement payments applied from sureties on certain ongoing projects that were assigned to us in the transaction. After taking into account these adjustments, we received approximately $3.0 million in cash from the seller. In connection with the transaction, we acquired approximately $121.2 million of backlog, inclusive of approximately $9.2 million of fair value adjustments and seller reimbursements allocated to four newbuild construction projects for two customers.

11. COMMITMENTS AND CONTINGENCIES
We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

MPSV Termination Letter
We received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We have filed a response to the counterclaim denying all of the customer’s claims. Subsequent to December 31, 2018, the customer filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. We intend to respond to the motion at the appropriate time.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At December 31, 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported termination of the contracts.

Insurance

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Letters of Credit and Surety Bonds
We obtain letters of credit under our Credit Agreement or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. With respect to a letter of credit under our Credit Agreement, any advance payment in the event of non-performance under a contract would become a borrowing under our Credit Agreement and thus a direct obligation. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the surety by us, which may require us to borrow under our Credit Agreement. When a contract is complete, the contingent obligation terminates and letters of credit or surety bonds are returned. See Note 7 for further discussion of our Credit Agreement and surety bonds.

Environmental Matters
Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation.

We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our financial condition, results of operations or cash flow.

12. OPERATING SEGMENTS

We operate and manage our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represent our reportable segments.We believe that our operating divisions each meet the criteria of reportable segments under GAAP. Our four operating divisions and Corporate Division are discussed below.

Fabrication Division - Our Fabrication Division fabricates modules for petrochemical and industrial facilities, foundations for alternative energy developments and other complex steel structures. Our Fabrication Division also fabricates offshore drilling and production platforms and other offshore structures for customers in the oil and gas industry, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. We perform these activities at our fabrication yard in Houma, Louisiana.

Shipyard Division - Our Shipyard Division fabricates newbuild vessels, including OSVs, MPSVs, research vessels, tug boats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, lift boats and other marine vessels. Our Shipyard Division also performs marine repair activities, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, we perform conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. We perform these activities at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services Division provides interconnect piping services on offshore platforms and inshore structures. Interconnect piping services involve sending employee crews to offshore platforms in the GOM to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. We also contract with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern United States for various on-site construction and maintenance activities. In addition, we fabricate packaged skid units and perform various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. We perform these services at our customer's facilities or at our services yard in Houma, Louisiana.

EPC Division - Our EPC Division was created during the fourth quarter 2017 to manage potential work for the SeaOne Project, offshore wind opportunities and other projects that may require project management of EPC activities. During the fourth

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

quarter 2017, SeaOne selected us as the prime contractor for the engineering, procurement, construction, installation, commissioning and start-up operations for its SeaOne Project. This project is expected to consist of an export facility in Gulfport, Mississippi and import facilities in the Caribbean and South America. Our current activities include pricing, planning and scheduling for the project. SeaOne’s selection of the Company is non-binding and commencement of the project remains subject to a number of conditions, including agreement on terms of the engagement with SeaOne. We understand that SeaOne is in the process of securing financing for the project.

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

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three-year period ended December 31, 2018, is as follows (in thousands):

	2018
	Fabrication(1)	Shipyard (1)	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$37,943	$96,424	$88,230	$2,477	$—	$(3,827)	$221,247
Gross profit (loss)	(7,794)	(10,472)	12,447	(46)	(1,331)	—	(7,196)
Operating income (loss)	(2,950)	(14,396)	9,371	(1,863)	(9,827)	—	(19,665)
Depreciation expense	4,310	4,229	1,511	5	295	—	10,350
Capital expenditures	73	2,003	1,244	143	18	—	3,481
Total Assets	62,138	97,197	38,643	1,938	58,374	—	258,290

	2017
	Fabrication	Shipyard (2)	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$57,880	$52,699	$65,445	$198	$—	$(5,200)	$171,022
Gross profit (loss)	(1,941)	(44,870)	4,575	41	(730)	—	(42,925)
Operating income (loss)	(12,010)	(50,044)	1,874	41	(8,471)	—	(68,610)
Depreciation expense	6,592	4,073	1,676	—	404	—	12,745
Capital expenditures	2,395	1,909	403	—	127	—	4,834
Total Assets	155,731	74,516	32,487	198	7,908	—	270,840

	2016
	Fabrication	Shipyard	Services	EPC	Corporate	Eliminations	Consolidated
Revenue	$88,683	$109,502	$91,414	$—	$—	$(3,273)	$286,326
Gross profit (loss)	5,276	7,801	12,420	—	(644)	—	24,853
Operating income (loss)	2,009	2,436	9,217	—	(7,798)	—	5,864
Depreciation expense	18,566	4,686	1,775	—	421	—	25,448
Capital expenditures	2,633	1,861	1,495	—	806	—	6,795
Total Assets	195,901	81,928	37,102	—	7,477	—	322,408
_______________

(1)
Gross loss and operating loss for 2018 for our Fabrication Division includes a $2.4 million impact from increased costs on a petrochemical module project and our Shipyard Division includes a $6.7 million impact from increased forecast costs on our harbor tug projects. Operating loss also includes a net benefit of $6.9 million related to a gain on the sale of our South Texas Properties of $8.0 million and a gain on insurance recoveries of $3.6 million, offset partially by impairments of $4.4 million related to inventory and assets that were held for sale and a loss on assets sold of $0.3 million within our Fabrication and Shipyard Divisions. See Note 2 for further discussion of the project charges and Note 3 and Note 5 for further discussion of our asset impairments and gains on assets held for sale.

(2)
Gross loss and operating loss for 2017 for our Shipyard Division includes a $34.5 million impact from increased forecast costs on our MPSV projects. See Note 2 for further discussion of the MPSV projects.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following table presents selected unaudited consolidated financial information on a quarterly basis for 2018 and 2017 (in thousands, except per share data):

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (1)
Revenue	$57,290	$54,014	$49,712	$60,231
Gross profit (loss)	679	(699)	(3,212)	(3,964)
Net income (loss)	(5,296)	549	(10,949)	(4,682)
Basic and diluted EPS	(0.36)	0.04	(0.73)	(0.31)

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017 (2)
Revenue	$37,993	$45,868	$49,884	$37,277
Gross loss	(4,897)	(11,620)	(494)	(25,914)
Net loss	(6,454)	(10,923)	(3,110)	(24,279)
Basic and diluted EPS	(0.45)	(0.73)	(0.21)	(1.63)
______________

(1)
Gross loss and net loss for the fourth quarter 2018 was primarily due to under recovery of our overhead costs within our Fabrication Division and a $5.8 million impact from increased forecast costs on our harbor tug projects within our Shipyard Division. See Note 2 for further discussion of these projects. Net loss benefited from the reversal of a bad debt reserve of $2.8 million established during the third quarter 2018 for a receivable that was collected during the fourth quarter 2018. Net loss also includes a $4.1 million gain on the sale of our Texas North Yard, offset partially by impairments of $3.0 million.

(2)
Gross loss for the fourth quarter 2017 includes a $34.5 million impact from increased forecast costs on our MPSV projects within our Shipyard Division. See Note 2 for further discussion of the MPSV projects.

GULF ISLAND FABRICATION, INC.
EXHIBIT INDEX

EXHIBIT NUMBER

2.1
Asset Purchase Agreement, dated December 23, 2015, among the Company, LEEVAC and certain other parties thereto, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 23, 2015.

3.1
Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (SEC File No. 001-34279).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed on November 6, 2018.

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed on March 19, 1997 (Registration No. 333-21863). ^

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed November 4, 2016. †

10.2	The Company's Long-Term Incentive Plan, incorporated by reference to the Company's Form S-1 filed on February 14, 1997 (Registration Number 333-21863).†^

10.3	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. † ^

10.4	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed on August 9, 2011 (Registration No. 333-176187) (SEC File No. 001-34279). †

10.5	The Company’s 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 28, 2015. †

10.6	Form of Performance Share Unit Agreement incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.†

10.7	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. †

10.8	Form of Long-Term Performance-Based Cash Award Agreement, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. †

10.9	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2015. †

10.10	Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. † ^

10.11	Form of non-employee director award agreement, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. †

EXHIBIT NUMBER
10.12	Change of Control Agreement effective March 1, 2018 between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on February 26, 2018. †

10.13	Change of Control Agreement effective December 12, 2018 between the Company and Westley S. Stockton.*†

10.14	Change of Control Agreement effective March 1, 2018 between the Company and Todd F. Ladd incorporated by reference to Exhibit 10.3 of the Company's Form 8-K filed on February 26, 2018. †

10.15	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 12, 2017.

10.16	First Amendment to Credit Agreement dated December 29, 2017, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.17	Second Amendment to Credit Agreement dated February 26, 2018, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.18	Third Amendment to Credit Agreement dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.19	Real Estate Purchase and Option Contract dated December 20, 2017, incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.20
Agreement of Sale between Berry Contracting, L.P. and Gulf Marine Fabricators, L.P., dated as of September 26, 2018, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.21
Cooperation Agreement dated November 2, 2018, by and among Gulf island Fabrication, Inc., Piton Capital Partners, LLC and Kokino LLC, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 6, 2018.

21.1
Subsidiaries of the Company - The Company's significant subsidiaries, Gulf Island Works, L.L.C., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C. (with trade name Gulf Island Marine Fabricators), Gulf Island EPC, LLC, Gulf Island Services, L.L.C. (with trade names Gulf Island Steel Sales, Dolphin Services and Dolphin Steel Sales) (each organized under Louisiana law) and Gulf Island Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company's consolidated financial statements.

23.1	Consent of Ernst & Young LLP.*

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

(i)     Consolidated Balance Sheets,
(ii)    Consolidated Statements of Operations,
(iii)   Consolidated Statement of Changes in Shareholders’ Equity,
(iv)   Consolidated Statements of Cash Flows and
(v)    Notes to Consolidated Financial Statements.

†	Management Contract or Compensatory Plan.

*	Filed herewith.

^	SEC File Number 000-22303.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ KIRK J. MECHE
Kirk J. Meche
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

S-1

Signature	Title

/S/ KIRK J. MECHE	President, Chief Executive Officer and Director (Principal Executive Officer)
Kirk J. Meche

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Westley S. Stockton

/S/ ROBERT A. WALLIS	Chief Accounting Officer (Principal Accounting Officer)
Robert A. Wallis

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ GREGORY J. COTTER	Director
Gregory J. Cotter

/S/ MICHAEL A. FLICK	Director
Michael A. Flick

/S/ CHRISTOPHER M. HARDING	Director
Christopher M. Harding

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ JOHN P. LABORDE	Chairman of the Board
John P. Laborde

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

S-2