Form 10-Q
period 2019-03-31
GULF ISLAND FABRICATION INC
filed 2019-05-07
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GIFI	NASDAQ
The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 7, 2019, was 15,236,377.

GULF ISLAND FABRICATION, INC.
I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form10-Q for the quarter ended March 31, 2019 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2018 Annual Report	Our annual report for the year ended December 31, 2018, filed with the SEC on Form 10-K on March 1, 2019.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Credit Agreement	Our $40.0 million revolving credit facility with Hancock Whitney Bank maturing June 9, 2021, as amended.

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

Fabrication AHFS
The machinery and equipment previously located at our Texas North Yard that was not sold in connection with the sale of the Texas North Yard and continues to be held for sale by our Fabrication Division.

FASB	Financial Accounting Standards Board.

Financial Statements
Our consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity, and Statements of Cash Flows, as filed in this Report.

GAAP	Generally accepted accounting principles in the U.S.

GOM	Gulf of Mexico.

inland or inshore	Typically in bays, lakes and marshy areas.

- ii -

jacket
A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

LIBOR	London Inter-Bank Offered Rate.

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

SeaOne Project
The engineering, procurement, construction, installation, commissioning and start-up work for SeaOne's Compressed Gas Liquids Caribbean Fuels Supply Project. This project is expected to consist of an export facility in Gulfport, Mississippi, and import facilities in the Caribbean and South America.

SEC	U.S. Securities and Exchange Commission.

Shipyard AHFS	Drydock for our Shipyard Division that is held for sale.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties	Our former Texas North Yard and Texas South Yard. The Texas South Yard property was sold on April 20, 2018 and the Texas North Yard was sold on November 15, 2018.

SPAR
Single Point Anchor Reservoir. A floating vessel with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

Statements of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statements of Operations	Our Consolidated Statements of Operation, as filed in this Report.

subsea templates	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

- iii -

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Texas North Yard	Our former fabrication yard, and certain related machinery and equipment, located in Aransas Pass, Texas, which was sold on November 15, 2018.

Texas South Yard	Our former fabrication yard, and certain related machinery and equipment, located in Ingleside, Texas, which was sold on April 20, 2018.

TLP
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

- iv -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,898	$70,457
Short-term investments	20,341	8,720
Contracts receivable and retainage, net	21,658	22,505
Contract assets	38,707	29,982
Prepaid expenses and other assets	2,558	3,268
Inventory	5,568	6,088
Assets held for sale	18,636	18,935
Total current assets	157,366	159,955
Property, plant and equipment, net	77,660	79,930
Other noncurrent assets	23,689	18,405
Total assets	$258,715	$258,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,511	$28,969
Contract liabilities	9,234	16,845
Accrued expenses and other liabilities	9,605	10,287
Total current liabilities	55,350	56,101
Other noncurrent liabilities	5,461	1,089
Total liabilities	60,811	57,190
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000 shares authorized, 15,236 shares issued and outstanding at March 31, 2019 and 15,090 at December 31, 2018	11,006	11,021
Additional paid-in capital	102,104	102,243
Retained earnings	84,794	87,836
Total shareholders’ equity	197,904	201,100
Total liabilities and shareholders’ equity	$258,715	$258,290
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$67,605	$57,290
Cost of revenue	67,052	56,611
Gross profit	553	679
General and administrative expense	3,834	4,709
Asset impairments and (gain) loss on assets held for sale, net	(70)	750
Other (income) expense, net	71	310
Operating loss	(3,282)	(5,090)
Interest income (expense), net	262	(147)
Net loss before income taxes	(3,020)	(5,237)
Income tax (expense) benefit	(22)	(59)
Net loss	$(3,042)	$(5,296)
Per share data:
Basic and diluted loss per common share	$(0.20)	$(0.35)
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2017	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(5,296)	(5,296)
Vesting of restricted stock	133	(79)	(708)	—	(787)
Stock-based compensation expense	—	69	607	—	676
Balance at March 31, 2018	15,043	$10,813	$100,355	$102,918	$214,086

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	$11,006	$102,104	$84,794	$197,904
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended March 31,

	2019	2018
Cash flows from operating activities:
Net loss	$(3,042)	$(5,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	2,552	2,715
Other amortization, net	12	(357)
Bad debt expense	53	8
Asset impairments	299	750
(Gain) loss on sale of assets held for sale, net	(369)	—
(Gain) loss on sale of fixed assets and other assets, net	101	(12)
Stock-based compensation expense	560	676
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	796	(1,494)
Contract assets	(8,725)	(9,136)
Prepaid expenses, inventory and other current assets	1,095	221
Accounts payable	7,542	494
Contract liabilities	(7,611)	(3,201)
Accrued expenses and other liabilities	(1,558)	(164)
Noncurrent assets and liabilities, net (including long-term retainage)	(182)	700
Net cash used in operating activities	(8,477)	(14,096)
Cash flows from investing activities:
Capital expenditures	(250)	(71)
Purchase of short-term investments	(20,041)	—
Maturities of short-term investments	8,500	—
Proceeds from sale of property, plant and equipment	424	309
Recoveries from insurance claims	—	2,165
Net cash provided by (used in) investing activities	(11,367)	2,403
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	15,000
Repayment of borrowings under Credit Agreement	—	(5,000)
Payment of financing cost	—	(11)
Tax payments made on behalf of employees from vested stock withholdings	(715)	(787)
Net cash provided by (used in) financing activities	(715)	9,202
Net decrease in cash and cash equivalents	(20,559)	(2,491)
Cash and cash equivalents, beginning of period	70,457	8,983
Cash and cash equivalents, end of period	$49,898	$6,492

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide project management, hookup, commissioning, repair, maintenance and civil construction services. We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division. See Note 7 for discussion of our realigned operating divisions and related financial information. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana.

Significant projects in our backlog include the expansion of a paddle wheel riverboat, and the construction of a jacket and deck, eight harbor tug vessels, two offshore regional class marine research vessels, two vehicle ferries, two towboats, an ice-breaker tug, and a towing, salvage and rescue ship for the U.S. Navy. Recently completed projects include the fabrication of complex modules for a newbuild petrochemical facility and a meteorological tower and platform for an offshore wind project, and construction of two technologically-advanced OSVs and two harbor tug vessels. Previous projects also include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

In April 2019, our customer for our regional class marine research vessels exercised its option for the construction of a third vessel and our customer for our towing, salvage and rescue ship exercised its option for the construction of five additional vessels (and continues to have options for the construction of five additional vessels).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Consolidated Balance Sheet ("Balance Sheet") at December 31, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts for the 2018 period have been reclassified within our Consolidated Statements of Operations ("Statement of Operations") and our Consolidated Statements of Cash Flows ("Statement of Cash Flows") to conform to our presentation for the 2019 period. For further information, refer to the Financial Statements and related footnotes included in our 2018 Annual Report.

Business Outlook

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, and diversify our customer base within all operating divisions. In addition, we continue to focus on maintaining our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions and the sale of underutilized assets. See Note 3 for further discussion of our recent asset sales and assets held for sale at March 31, 2019.

We believe that our cash, cash equivalents and short-term investments at March 31, 2019, and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report.

Operating Cycle

The durations of our contracts vary and can extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve month period. Assets and liabilities classified as current which may not be received or paid within the next twelve months include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as noncurrent.

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
Cash Equivalents and Short-term Investments
Cash equivalents - We consider investments with original maturities of three months or less when purchased to be cash equivalents.
Short-term investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2019, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Stock-Based Compensation
Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. Compensation expense for share based awards is recognized only for those awards that are expected to vest. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations.
Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity in our Statement of Cash Flows.
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
Long-Lived Assets
We review long-lived assets for impairment, which include property, plant and equipment and finite-lived intangible assets included within other assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third party indications of value, as appropriate. During the first quarter 2019, we identified no indicators of impairment.
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

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

T&M Contracts - Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration - Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives, and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed and delivery occurs. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. For the three months ended March 31, 2019 and 2018, we had no material amounts in revenue related to unapproved change orders, claims, or incentives. However, at March 31, 2019 and December 31, 2018, certain projects in our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $11.2 million. The reductions in contract price were recorded during 2017.

Adoption of Topic 606 - As discussed above, on January 1, 2018 we adopted Topic 606. Prior to our adoption of Topic 606, our determination of percentage-of-completion for our fixed-price and unit-rate contracts was based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. However, in our adoption of Topic 606, we adjusted our measure of progress for the determination of percentage-of-completion to include subcontract labor hours in addition to direct labor hours. Accordingly, our determination of percentage-of-completion for the first quarter 2018 was based on this method.

During the fourth quarter 2018, we concluded that the use of labor hours for the determination of percentage-of-completion for our fixed-price and unit-rate contracts was not appropriate based on the changing mix of our contracts, which include an increasing amount of engineered equipment, manufactured materials, and subcontracted services and materials. We also concluded that in our adoption of Topic 606 as of January 1, 2018, our determination of percentage-of-completion for our fixed-price and unit-rate contracts should have been based on total contract costs incurred to date compared to total estimated contact costs. We further concluded that material costs that are significant to a contract and do not reflect an accurate measure of project completion should be excluded from the determination of our contract progress, and revenue for such materials should only be recognized to the extent of costs incurred. Accordingly, during the fourth quarter 2018 we corrected our percentage-of-completion estimates for our fixed-price and unit-rate contracts to be based on total costs incurred to date compared to total estimated contract costs. Accordingly, our determination of percentage-of-completion for the first quarter 2019 was based on this method. The impact of the difference in methods of determining percentage-of-completion between the three months ended March 31, 2019 and 2018 was not material.

During 2018 we also evaluated the required cumulative effect adjustment to retained earnings as of January 1, 2018 for the adoption impact of Topic 606. Based on this evaluation, we determined that the cumulative effect adjustment would have been $0.4 million, which we did not believe was material to our Financial Statements. Accordingly, no cumulative adjustment to retained earnings as of January 1, 2018 was recorded.
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

Pre-contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2019 and December 31, 2018, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items.

New Accounting Standards

Leases - In the first quarter 2019, we adopted ASU 2016-02, “Leases,” which required us to record a lease liability on our Balance Sheet equal to the present value of our lease payments for leased assets, and record a lease asset on our Balance Sheet representing our right to use the underlying leased assets for all leases having an original term of longer than 12-months. In our adoption we elected the modified retrospective transition method, and accordingly, prior periods have not been restated and continue to be reported under the lease standard in effect during such periods. We also elected certain practical expedients provided by ASU 2016-02, including not recording an asset or liability for leases having a term of 12-months or less and not separating lease and non-lease components for our leases. Upon adoption, we recorded operating lease assets and lease liabilities of approximately $7.2 million and $5.3 million, respectively, at January 1, 2019. Included in our lease asset was an intangible asset of $1.9 million associated with two favorable lease obligations recorded in connection with a former acquisition, which was reclassified as a lease asset under ASU 2016-02.

The lease asset is reflected within other noncurrent assets, and the current and noncurrent portions of the lease liability are reflected within accrued expenses and other liabilities and other noncurrent liabilities, respectively, on our Balance Sheet. At March 31, 2019, our lease asset, current lease liability and long-term lease liability were $7.0 million, $0.3 million and $4.9 million, respectively. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 5 for further discussion of our lease liabilities.

Stock-based grants - In the first quarter 2019, we adopted ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting," which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance for such payments to non-employees is now aligned with the requirements for share-based payments to employees. The adoption of the new standard did not have a material impact on our financial position, results of operations or related disclosures.

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

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS
As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31, 2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$12,631	$33,626	$6,231	$(614)	$51,874
T&M (2)	—	2,961	10,622	—	13,583
Other	—	—	2,749	(601)	2,148
Total	$12,631	$36,587	$19,602	$(1,215)	$67,605

	Three Months Ended March 31, 2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$17,343	$17,222	$10,290	$(453)	$44,402
T&M (2)	—	1,343	10,585	—	11,928
Other	—	—	995	(35)	960
Total	$17,343	$18,565	$21,870	$(488)	$57,290

____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

A summary of our remaining performance obligations by operating segment at March 31, 2019 is as follows (in thousands).

Segment	Performance Obligations at March 31, 2019
Fabrication	$71,144
Shipyard (1) (2)	226,250
Services	15,397
Total	$312,791

_____________

(1)
Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to a termination notice from our customer. See Note 5 for further discussion of these contracts.

(2)
Amount excludes remaining performance obligations related to contract awards in April 2019 for the construction of a regional class marine research vessel (approximately $70.0 million) and two towing, salvage and rescue ships (approximately $129.0 million).

We expect to recognize revenue for our remaining performance obligations at March 31, 2019 in the following periods (in thousands):

Year	Total
Remainder of 2019	$180,172
2020	101,924
2021	29,825
Thereafter	$870
Total	$312,791

Contracts Assets and Liabilities
Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Contract assets and contract liabilities included in our Balance Sheet at March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Contract assets	$38,707	$29,982
Contract liabilities (1), (2), (3)	(9,234)	(16,845)
Contracts in progress, net	$29,473	$13,137
______________

(1)	The decrease in contract liabilities compared to December 31, 2018, was primarily due to the unwind of advance payments on two separate projects in our Fabrication and Shipyard Divisions.

(2)
Revenue recognized during the three months ended March 31, 2019 and 2018 related to amounts included in our contract liabilities balance at December 31, 2018 and 2017, was $13.5 million and $4.3 million, respectively.

(3)
Contract liabilities at March 31, 2019 and December 31, 2018, includes accrued contract losses of $1.5 million and $2.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts for the three months ended March 31, 2019 and 2018 was $53,000 and $8,000, respectively, and is included in other (income) expense, net on our Statement of Operations. Our allowance for doubtful accounts at March 31, 2019 and December 31, 2018 was $0.4 million and $0.4 million, respectively.

Changes in Project Estimates

For the three months ended March 31, 2019 and 2018, individual projects with significant changes in estimated margins did not have a material net impact on our loss from operations. At March 31, 2019, our eight uncompleted harbor tug projects within our Shipyard Division were in a loss position and our reserve for estimated losses on the projects was $1.3 million. The loss position on the projects is a result of increased forecast costs incurred during the second half of 2018 associated primarily with lower than anticipated craft labor productivity related to pipe installation and testing and extensions of schedule for the projects. The projects are scheduled to be completed at various dates ranging from the second quarter 2019 through 2020. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur schedule liquidated damages, the projects would experience further losses.

3. ASSETS HELD FOR SALE
A summary of our assets held for sale at March 31, 2019, is as follows (in thousands):

Assets	Fabrication Division	Shipyard Division	Consolidated
Machinery and equipment	$25,583	$1,222	$26,805
Accumulated depreciation	(7,871)	(298)	(8,169)
Total	$17,712	$924	$18,636

Fabrication Division Assets Held for Sale

South Texas Properties - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During the second and fourth quarters of 2018, we completed the sale of the Texas South Yard and Texas North Yard, respectively, which included both fabrication yards and certain equipment. At March 31, 2019, our Fabrication Division continued to have $17.7 million of assets held for sale ("Fabrication AHFS") which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. In connection therewith, during the three months ended March 31, 2018, we received $2.2 million of insurance proceeds as a partial payment from our insurance carriers, which offset impairments of property and equipment, primarily at our Texas North Yard, resulting in no net gain or loss.

Other - During the three months ended March 31, 2019, we received proceeds of $0.4 million related to the sale of assets that were held for sale. During the three months ended March 31, 2019 and 2018, we recorded a gain of $70,000 and expense of $0.8 million, respectively, related to the net impact of impairments of assets and (gains) losses on the sale of assets that were held for sale. The net gain and charges are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

The sale of our South Texas Properties did not impact our ability to operate our Fabrication Division. Further, the sale of our South Texas Properties, and the Fabrication AHFS, did not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at our fabrication yard in Houma, Louisiana.

Shipyard Division Assets Held for Sale

At March 31, 2019, our Shipyard Division had $0.9 million of assets held for sale ("Shipyard AHFS"), which consists of a 2,500-ton drydock located at our shipyard in Houma, Louisiana. The Shipyard AHFS did not qualify for discontinued operations presentation.

4. CREDIT FACILITIES
Credit Agreement

We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date from June 9, 2020 to June 9, 2021 and amend certain financial covenants. Our quarterly financial covenants at March 31, 2019, and for the remaining term of the Credit Agreement after our amendment, are as follows:

•	Ratio of current assets to current liabilities at March 31, 2019 of not less than 1.25:1.00 (2.0:1.00 subsequent to the amendment);

•
Minimum tangible net worth at March 31, 2019 of at least the sum of $180.0 million ($170.0 million subsequent to the amendment), plus 100% of the net proceeds from any issuance of stock or other equity after deducting any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth at March 31, 2019 of not more than 0.50:1.00 (no change subsequent to the amendment).

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at March 31, 2019) or LIBOR (2.5% at March 31, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At March 31, 2019, we had no outstanding borrowings under our Credit Agreement and $2.9 million of outstanding letters of credit, providing $37.1 million of available capacity. At March 31, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $196.1 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.84 to 1.0 and a ratio of funded debt to tangible net worth of 0.01:1.0.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At March 31, 2019, we had $334.9 million of outstanding surety bonds.

5. COMMITMENTS AND CONTINGENCIES

We are subject to various routine legal proceedings in the normal conduct of business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

MPSV Termination Letter

We received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported terminations and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer's purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount. We have filed a response to the counterclaim denying all of the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. A hearing on that motion is currently scheduled for May 28, 2019.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer's claims. At March 31, 2019 and December 31, 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported termination of the contracts.

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

Letters of Credit and Surety Bonds
We obtain letters of credit under our Credit Agreement or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. With respect to a letter of credit under our Credit Agreement, any advance payment in the event of non-performance under a contract would become a borrowing under our Credit Agreement and thus a direct obligation. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the surety by us, which may require us to borrow under our Credit Agreement. When a contract is complete, the contingent obligation terminates and letters of credit or surety bonds are returned. See Note 4 for further discussion of our Credit Agreement and surety bonds.

Leases
Our significant operating leases include our corporate office in Houston, Texas and our shipyard facilities in Lake Charles and Jennings, Louisiana. Our corporate office lease expires in 2025 and our Lake Charles and Jennings leases include renewal options that allow us to extend the lease terms through 2038 and 2045, respectively. We are reasonably certain we will exercise the renewal options and have therefore included the optional renewal periods in our expected lease terms and the measurement of our operating lease assets and liabilities. The table below sets forth the approximate future lease payments related to our operating leases with initial terms of more than one year (in thousands):

Period	Payments
Remainder of 2019	$489
2020	659
2021	668
2022	677
2023	676
Thereafter	6,173
Total lease payments	9,342
Less interest	(4,181)
Present value of lease liabilities	$5,161

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our Credit Agreement adjusted for terms similar to that of our leased properties.  At March 31, 2019, our weighted-average remaining lease term was approximately 16.1 years and the weighted-average discount rate used to derive our lease liability was 7.5%. Cash paid for lease liabilities for the three months ended March 31, 2019 was $0.2 million.

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

6. LOSS PER COMMON SHARE
The following table presents the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common shareholders	$(3,042)	$(5,296)
Weighted-average shares (1)	15,151	14,964
Basic and diluted loss per common share	$(0.20)	$(0.35)
______________
(1) We have no dilutive securities.

7. SEGMENT DISCLOSURES

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of the SeaOne Project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is a result of our reduced emphasis on the SeaOne Project and greater focus on offshore wind and modular fabrication opportunities. As a result of the aforementioned, we currently operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our current reportable segments. The segment results for the EPC Division for the three months ended March 31, 2018 were combined with the Fabrication Division to conform to the presentation of our reportable segments for the 2019 period. We believe that our operating divisions meet the criteria of reportable segments under GAAP. Our three operating divisions and Corporate Division are discussed below:
Fabrication Division - Our Fabrication Division fabricates modules for petrochemical and industrial facilities, foundations for alternative energy developments and other complex structures. Our Fabrication Division also fabricates offshore drilling and production platforms and other offshore structures for customers in the oil and gas industry, including jackets and deck sections of fixed production platforms, hull, tendon, and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs and MinDOCs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. In addition, our Fabrication Division supports our efforts to pursue offshore wind opportunities and other projects that require project management of EPC activities. These activities are performed at our fabrication yard in Houma, Louisiana.

Shipyard Division - Our Shipyard Division fabricates newbuild vessels, including OSVs, MPSVs, research vessels, tug boats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, lift boats and other marine vessels. Our Shipyard Division also performs marine repair activities, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, our Shipyard Division performs conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. These activities are performed at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

Services Division - Our Services Division provides interconnect piping and related services on offshore platforms and inland structures. Interconnect piping services involve sending employee crews to offshore platforms in the GOM to perform welding and other activities required to connect production equipment, service modules and other equipment on a platform. Our Services Division also contracts with oil and gas companies that have platforms and other structures located in the inland lakes and bays throughout the southeastern U.S. for various on-site construction and maintenance activities. In addition, our Services Division fabricates packaged skid units and performs various municipal and drainage projects, such as pump stations, levee reinforcement, bulkheads and other public works projects for state and local governments. These services are performed at customer facilities or at our services yard in Houma, Louisiana.

Corporate Division - Our Corporate Division represents costs that do not directly relate to our three operating divisions. Such costs include, but are not limited to, executive management and directors' fees, clerical and administrative salaries, costs of maintaining our corporate office and costs associated with overall governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, costs related to human resources, insurance, sales and marketing, information technology and accounting.

We generally evaluate the performance of, and allocate resources to, our operating divisions based upon revenue, gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three months ended March 31, 2019 and 2018, is as follows (in thousands):

	Three Months Ended March 31, 2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$12,631	$36,587	$19,602	$(1,215)	$67,605
Gross profit (loss)	(772)	(280)	1,741	(136)	553
Operating income (loss)	(1,540)	(904)	1,289	(2,127)	(3,282)
Depreciation expense	967	1,109	374	102	2,552
Capital expenditures	14	22	214	—	250
Total assets	63,761	103,703	34,306	56,945	258,715

	Three Months Ended March 31, 2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$17,343	$18,565	$21,870	$(488)	$57,290
Gross profit (loss)	(527)	(1,023)	2,614	(385)	679
Operating income (loss)	(2,506)	(1,979)	1,906	(2,511)	(5,090)
Depreciation expense	1,149	1,069	393	104	2,715
Capital expenditures	—	6	65	—	71
Total assets	149,116	76,150	35,529	8,327	269,122

8. SUBSEQUENT EVENTS

On May 1, 2019, we amended our Credit Agreement. See Note 4 for further discussion of our amendment.

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
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, ability to raise additional capital, ability to amend or obtain new debt financing or credit facilities on favorable terms, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to generate sufficient cash flow, ability to sell certain assets, customer or subcontractor disputes, ability to resolve the dispute with a customer relating to the purported termination of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in our joint ventures and other strategic alliances, progress of the SeaOne Project, and other factors described in Item 1A "Risk Factors" in our 2018 Annual Report as may be updated by subsequent filings with the SEC.
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

We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; petrochemical, industrial, power, and marine operators; EPC companies; and agencies of the U.S. Government.

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of the SeaOne Project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is a result of our reduced emphasis on the SeaOne Project and greater focus on offshore wind and modular fabrication opportunities. As a result of the aforementioned, we now operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. The segment results for the EPC Division for the three months ended March 31, 2018 were combined with the Fabrication Division to conform to the presentation of our reportable segments for the 2019 period. Our corporate headquarters is located in Houston, Texas, with fabrication facilities located in Houma, Jennings and Lake Charles, Louisiana.

Beginning in late 2014, a severe and sustained decline in oil and gas prices led to a significant decline in oil and gas industry drilling activities and capital spending from our traditional offshore customer base. As a result, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and a significant underutilization of our facilities in our Fabrication and Shipyard Divisions. In addition, during 2017 we incurred losses on a project in our Shipyard Division. As a result of these market changes and project losses, we implemented initiatives to preserve and improve our liquidity through cost reduction efforts and the sale of underutilized assets. Further, to reduce our Fabrication Division's reliance on offshore oil and gas construction and our Shipyard Division's reliance on marine vessel work related to the oil and gas sector, we began to strategically reposition the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities and diversify our customer base within all our operating divisions. We have made significant progress in our efforts to reposition the Company, increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the cash compensation paid to our directors and the salaries of our executive officers) and the sale of underutilized assets.

Ongoing Effort to Divest of Underutilized Assets

South Texas Properties and Fabrication Assets Held for Sale - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During the second and fourth quarters of 2018, we completed the sale of the Texas South Yard and Texas North Yard, respectively, which included both fabrication yards and certain equipment. At March 31, 2019, our Fabrication Division continued to have $17.7 million of assets held for sale ("Fabrication AHFS") which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana.

Shipyard Assets Held for Sale - At March 31, 2019, our Shipyard Division had $0.9 million of assets held for sale, which consists of a 2,500-ton drydock.

Ongoing Efforts to Increase Our Backlog, Diversify Our Customer Base and Resolve Customer Dispute

Pursuit of petrochemical and industrial fabrication work - We continue to focus our business development efforts on petrochemical and industrial fabrication opportunities in response to the depressed offshore fabrication market. Although we have been impacted by the timing and delay of project opportunities, our volume of bidding activity for onshore modules and structures is at its highest level since we commenced our initiative. Further, during 2018 we completed the fabrication and timely delivery of four large modules for a new petrochemical facility in the U.S., providing increased confidence to our customers that we can successfully compete and execute in the onshore fabrication market.

Pursuit of offshore wind - We continue to believe that future requirements to provide electricity from renewable and green sources will result in growth of offshore wind projects. Further, we believe we possess the expertise and relationships to successfully participate in this growing market. During 2015, we fabricated wind turbine foundations for the first offshore wind power project in the U.S., and during 2018, we fabricated a meteorological tower and platform for an offshore wind project located off the U.S. coast of Maryland. These projects demonstrate our ability to provide structures for this emerging industry. We are also strengthening our project management capabilities to support potential offshore wind projects and recently executed a cooperation agreement with Smulders to jointly pursue U.S. offshore wind opportunities. Smulders, a Belgian company, is a major fabrication supplier of offshore wind structures in Europe. Although we believe such a relationship will help to strategically position us in our pursuit of offshore wind projects, we can provide no assurances that we will successfully obtain future project awards as a result of this arrangement.

Diversification and Growth of our Customer Base - We are continuing to diversify our customer base within our operating divisions.

•	Shipyard Division - Within our Shipyard Division we have increased our backlog with customers outside of the oil and gas sector. At March 31, 2019, projects in our backlog include:

–
The construction of one towing, salvage and rescue ship for the U.S. Navy (project value of approximately $64.0 million). Our customer exercised its option for the construction of two additional vessels in April 2019 (total project value of approximately $129.0 million), which are not included in backlog at March 31, 2019. The customer continues to have options for the construction of five additional vessels;

–
The construction of two regional class research vessels (individual project values of approximately $77.0 million and $69.0 million). Our customer exercised its option for the construction of a third vessel in April 2019 (project value of approximately $70.0 million), which is not included in backlog at March 31, 2019; and

–	The construction of eight harbor tug vessels.

•
Fabrication Division - Within our Fabrication Division we successfully increased our backlog with traditional and non-traditional fabrication work as we continue to pursue petrochemical and industrial fabrication opportunities for modules and structures. At March 31, 2019, projects in our backlog include:

–	The fabrication of a jacket and deck (destined for Trinidad);

–	The expansion and delivery of a 245-guest paddle wheel riverboat. The riverboat will be reconfigured using the existing hull of a former gaming vessel built in 1995; and

–	The construction of two, forty vehicle ferries.
These projects represent large steel structures that are well suited for our fabrication yard in Houma, Louisiana.

•
Services Division - Within our Services Division demand for services associated with offshore tie-backs, upgrades and maintenance remains strong, and we anticipate it will continue for the remainder of 2019. We will continue to pursue opportunities for offshore and onshore plant expansion and maintenance and have targeted service opportunities within the shale basins in West Texas.

MPSV contracts dispute - We received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed MPSVs and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the two MPSVs. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We have filed a response to the counterclaim denying all of the customer’s claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. A hearing on that motion is currently scheduled for May 28, 2019.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At March 31, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million related to these projects. See Note 5 of our Financial Statements for further discussion of our dispute.

Operating Outlook

Our results of operations will be affected prospectively by the overall demand and market for our services. Further, our success in strategically repositioning the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities and diversify our customer base within all of our operating divisions, will be determined by, among other things:

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

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. Our focus remains on our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. Operating results for our Services Division have been strong and we have increased our backlog within our Shipyard and Fabrication Divisions. Further, we believe we will be successful securing new project awards and growing our backlog in the future. However, our Fabrication Division will be negatively impacted in the near-term by the underutilization of its facilities due to an anticipated delay in the timing of new project awards and our Shipyard Division will be negatively impacted by the underutilization of its facilities (although to a lesser extent) due to an anticipated lag in the commencement of construction activities for certain projects in our backlog. Both divisions will also be impacted by lower margin backlog related to project awards bid at competitive pricing. In addition, as discussed below within "Results of Operations", our harbor tug projects within our Shipyard Division are in a loss position and the projects will result in future revenue with no gross profit.

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

Critical Accounting Policies
Our Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP") which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We also discuss the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors. For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 included in our 2018 Annual Report. There have been no changes to our critical accounting policies since December 31, 2018.

New Awards and Backlog
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at March 31, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer, although the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or reduction in scope. Depending on the size of the project, the delay, suspension, termination or increase or reduction in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements) to our reported backlog is provided below (in thousands).

	March 31, 2019
	Fabrication	Shipyard	Services	Consolidated
Remaining performance obligations under Topic 606	$71,144	$226,250	$15,397	$312,791
Contracts under purported termination (1)	—	21,888	—	21,888
Total Backlog (2)	$71,144	$248,137	$15,397	$334,679

Backlog at March 31, 2019 and December 31, 2018, is as follows (in thousands):

	March 31, 2019		December 31, 2018
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$71,144	402	$63,883	369
Shipyard	248,138	1,523	281,531	1,684
Services	15,397	194	11,046	171
Total Backlog (2)	$334,679	2,119	$356,460	2,224

Backlog at March 31, 2019 is expected to be recognized as revenue in the following periods (in thousands, except for percentages):

Year (3)	Total	Percentage
Remainder of 2019	$180,172	53.8%
2020	101,924	30.5%
2021	29,825	8.9%
Thereafter	870	0.3%
Future performance obligations under Topic 606	312,791	93.5%
Contracts under purported termination (1)	21,888	6.5%
Total Backlog	$334,679	100.0%
___________

(1)
Includes backlog within our Shipyard Division related to contracts for the construction of two MPSVs that are subject to a purported notice of termination by our customer. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the two MPSVs. See Note 5 of our Financial Statements for further discussion of the dispute.

(2)
At March 31, 2019, seven customers represented approximately 86% of our backlog, and at December 31, 2018, seven customers represented approximately 90% of our backlog. At March 31, 2019, backlog from the seven customers consisted of:

(i)
Construction of four harbor tugs within our Shipyard Division. The first of five vessels was completed and delivered in the fourth quarter 2018. We estimate completion of the remaining vessels in 2019 and 2020;

(ii)
Construction of four harbor tugs within our Shipyard Division (separate from above). The first of five vessels was completed and delivered in the first quarter 2019. We estimate completion of the remaining vessels in 2019 and 2020;

(iii)
Construction of two regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2021. Our customer exercised its option for the construction of a third vessel in April 2019, which is not included in backlog at March 31, 2019;

(iv)
Construction of one towing, salvage and rescue ship within our Shipyard Division. We estimate completion of the vessel in 2021. Our customer exercised its option for the construction of two additional vessels in April 2019, which are not included in backlog at March 31, 2019. Our customer continues to have options for the construction of five additional vessels;

(v)	Expansion of a 245-guest paddle wheel riverboat within our Fabrication Division. We estimate completion of the project in 2020;
(vi) Construction of two, forty vehicle ferries within our Fabrication Division. We estimate completion of the projects in 2020;
(vii) Construction of two MPSV's within our Shipyard Division. See footnote 1 above for further discussion.

(3)
The timing of recognition of the revenue represented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog.

Certain of our contracts contain options which grant our customer the right, if exercised, for the construction of additional vessels at contracted prices. We do not include options in our backlog. In April 2019, the customer for our two regional class research vessels exercised its option for the construction of a third research vessel (with a project value of approximately $70.0 million), which is not included in backlog at March 31, 2019 and will be reflected as a new project award in the second quarter 2019. In addition, in April 2019, the customer for our towing, salvage and rescue ship exercised its option for the construction of two additional vessels (with a total project value of approximately $129.0 million), which are not included in backlog at March 31, 2019. The customer continues to have options for the construction of five additional vessels, which if exercised, would increase our backlog by approximately $333.0 million. We have not received any additional commitments from our customer related to the exercise of these options, and we can provide no assurances that any further options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.
As our backlog increases, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to properly execute our projects and support our project risk mitigation discipline for all projects. This may negatively impact near-term results.

Results of Operations
Comparison of 2019 and 2018 (in thousands, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$67,605	$57,290	$10,315	18.0%
Cost of revenue	67,052	56,611	(10,441)	(18.4)%
Gross profit	553	679	(126)	(18.6)%
Gross profit percentage	0.8%	1.2%
General and administrative expense	3,834	4,709	875	18.6%
Asset impairments and (gain) loss on assets held for sale, net	(70)	750	820	109.3%
Other (income) expense, net	71	310	239	77.1%
Operating loss	(3,282)	(5,090)	1,808	35.5%
Interest income (expense), net	262	(147)	409	278.2%
Net loss before income taxes	(3,020)	(5,237)	2,217	42.3%
Income tax (expense) benefit	(22)	(59)	37	62.7%
Net loss	$(3,042)	$(5,296)	$2,254	42.6%

Revenue - Revenue for 2019 and 2018 was $67.6 million and $57.3 million, respectively, representing an increase of 18.0%. The increase was primarily due to the net impact of:

•
Increased revenue of $18.0 million for our Shipyard Division, primarily due to progress on our two regional class research vessels, one towing, salvage and rescue ship, an ice-breaker tug and our harbor tug projects, offset partially by the prior period including revenue on an OSV project that was completed during 2018 and revenue on our two MPSV contracts that were suspended during the first quarter 2018; offset partially by,

•
Decreased revenue for our Fabrication Division of $4.7 million, primarily due to the completion of modules for a petrochemical facility during the second quarter 2018, offset partially by revenue for our paddle wheel riverboat project which was not under construction in the prior period; and

•	Decreased revenue for our Services Division of $2.3 million, primarily due to the timing of new project awards.

See Note 5 of our Financial Statements for further discussion of our MPSV contracts.

Gross Profit - Gross profit for 2019 and 2018 was $0.6 million (0.8% of revenue) and $0.7 million (1.2% of revenue), respectively. Gross profit for 2019 was negatively impacted by the under recovery of overhead costs across our divisions. The decrease in gross profit for 2019 relative to the prior period was primarily due to reduced recoveries of overhead costs for our Fabrication and Services Divisions, offset partially by higher revenue and a higher margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $3.8 million (5.7% of revenue) and $4.7 million (8.2% of revenue), respectively, representing a decrease of 18.6%. The decrease was primarily due to lower incentive plan costs.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a gain of $70,000 and expense of $0.8 million, respectively. The net expense for 2018 was primarily due to an impairment of $0.8 million on assets held for sale in our Fabrication Division. See Note 3 of our Financial Statements for further discussion of impairments of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for the 2019 and 2018 was net expense of $71,000 and $0.3 million, respectively. Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items. The net expense for 2018 was primarily due to net losses on the sales of equipment.

Interest income (expense), net - Interest income (expense), net for the 2019 and 2018, was income of $0.3 million and expense of $0.1 million, respectively. The net interest income for 2019 was primarily due to higher interest rates on higher cash equivalents and short-term investment balances during 2019, and reduced interest expense as we had borrowings under our Credit Agreement during 2018 but no borrowing during 2019.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was expense of $22,000 and $59,000, respectively. Income tax expense represents state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods.

Operating Segments

Fabrication Division(1)

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$12,631	$17,343	$(4,712)	(27.2)%
Gross loss	(772)	(527)	(245)	(46.5)%
Gross loss percentage	(6.1)%	(3.0)%
General and administrative expense	767	1,041	274	26.3%
Asset impairments and (gain) loss on assets held for sale, net	(70)	750	820	109.3%
Other (income) expense, net	71	188	117	62.2%
Operating loss	(1,540)	(2,506)	966	38.5%
___________

(1)
During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division. Accordingly, results for our former EPC Division for the 2018 period have been combined with the Fabrication Division to conform to the presentation of our reportable segments for the 2019 period. See Note 7 of our Financial Statements for further discussion of our realigned operating divisions and related financial information.

Revenue - Revenue for 2019 and 2018 was $12.6 million and $17.3 million, respectively, representing a decrease of 27.2%. The decrease was primarily due to the completion of modules for a petrochemical facility during the second quarter 2018, offset partially by revenue for our paddle wheel riverboat project which was not under construction in the prior period.

Gross loss - Gross loss for 2019 and 2018 was $0.8 million (6.1% of revenue) and $0.5 million (3.0% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The increase in gross loss for 2019 relative to the prior period was primarily due to reduced recoveries of overhead costs due to lower revenue, offset partially by a higher margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.8 million (6.1% of revenue) and $1.0 million (6.0% of revenue), respectively, representing a decrease of 26.3%. The decrease was primarily due to lower costs associated with our former EPC Division, lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019, and other cost reductions.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a gain of $70,000 and expense of $0.8 million, respectively. The net expense for 2018 was primarily due to an impairment of $0.8 million on assets held for sale.

Other (income) expense, net - Other (income) expense, net for the 2019 and 2018 was expense of $71,000 and $0.2 million, respectively. The net expense for 2018 was primarily due to net losses on the sales of equipment.

Shipyard

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$36,587	$18,565	$18,022	97.1%
Gross loss	(280)	(1,023)	743	72.6%
Gross loss percentage	(0.8)%	(5.5)%
General and administrative expense	624	796	172	21.6%
Other (income) expense, net	—	160	160	100.0%
Operating loss	(904)	(1,979)	1,075	54.3%

Revenue - Revenue for 2019 and 2018, was $36.6 million and $18.6 million, respectively, representing an increase of 97.1%. The increase was primarily due to additional progress on our two regional class research vessels, a towing, salvage and rescue ship, an ice-breaker tug and our harbor tug projects, offset partially by the prior period including revenue on an OSV project that was completed during 2018 and revenue on our two MPSV contracts that were suspended during the first quarter 2018.

Gross loss - Gross loss for 2019 and 2018 was $0.3 million (0.8% of revenue) and $1.0 million (5.5% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The decrease in gross loss for 2019 relative to the prior period was primarily due to higher revenue and increased recoveries of overhead costs, offset partially by a lower margin project mix due to revenue at no gross profit for the harbor tug projects which are in a loss position.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.6 million (1.7% of revenue) and $0.8 million (4.3% of revenue), respectively, representing a decrease of 21.6%. The decrease was primarily due to lower incentive plan costs, lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019, and other cost reductions.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018, was expense of $0 and $0.2 million, respectively. The net expense for 2018 was primarily due to net losses on the sales of equipment.

Services

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$19,602	$21,870	$(2,268)	(10.4)%
Gross profit	1,741	2,614	(873)	(33.4)%
Gross profit percentage	8.9%	12.0%
General and administrative expense	452	734	282	38.4%
Other (income) expense, net	—	(26)	(26)	(100.0)%
Operating income	1,289	1,906	(617)	(32.4)%

Revenue - Revenue for 2019 and 2018 was $19.6 million and $21.9 million, respectively, representing a decrease of 10.4%. The decrease was primarily due to the timing of new project awards.

Gross profit - Gross profit for 2019 and 2018 was $1.7 million (8.9% of revenue) and $2.6 million (12.0% of revenue), respectively. Gross profit for 2019 was negatively impacted by the under recovery of overhead costs. The decrease in gross profit for 2019 relative to the prior period was due to lower revenue and reduced recoveries of overhead costs, offset partially by a higher margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.5 million (2.3% of revenue) and $0.7 million (3.4% of revenue), respectively, representing a decrease of 38.4%. The decrease was primarily due to lower incentive plan costs and other cost reductions.

Corporate

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(1,215)	$(488)	$(727)	nm
Gross loss	(136)	(385)	249	64.7%
Gross loss percentage	n/a	n/a
General and administrative expense	1,991	2,138	147	6.9%
Other (income) expense, net	—	(12)	(12)	(100.0)%
Operating loss	(2,127)	(2,511)	384	15.3%

Gross loss - Gross loss for 2019 and 2018 was $0.1 million and $0.4 million, respectively. The decrease was primarily due to lower costs related to supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.0 million (2.9% of consolidated revenue) and $2.1 million (3.7% of consolidated revenue), respectively, representing a decrease of 6.9%. The decrease was primarily due to lower incentive plan costs, offset partially by increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018, and increased professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business. The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended.

Liquidity and Capital Resources
Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement (discussed below). At March 31, 2019, our cash, cash equivalents and short-term investments totaled $70.2 million, and our immediately available liquidity was as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents (1)	$49,898
Short-term investments (2)	20,341
Total cash, cash equivalents and short-term investments	70,239
Credit Agreement total capacity	40,000
Outstanding letters of credit	(2,917)
Credit Agreement available capacity	37,083
Total available liquidity	$107,322
___________
(1) Includes U.S. Treasuries of $30.5 million with original maturities of three months or less.
(2) Includes U.S. Treasuries with original maturities of more than three months but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At March 31, 2019, our working capital was $102.0 million and included $70.2 million of cash, cash equivalents and short-term investments and $18.6 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at March 31, 2019 totaled $13.1 million, and consisted of net contracts assets and contract liabilities (collectively, "Contracts in Progress") of $29.5 million; contracts receivable and retainage of $21.7 million; inventory, prepaid expenses and other assets of $8.1 million; and accounts payable, accrued expenses and other liabilities of $46.1 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at March 31, 2019 and December 31, 2018, and changes in such amounts during the three months ended March 31, 2019, were as follows (in thousands):

	March 31,	December 31,
	2019	2018	Change(3)
Contract assets	$38,707	$29,982	$(8,725)
Contract liabilities(1)	(9,234)	(16,845)	(7,611)
Contracts in progress, net(2)	29,473	13,137	(16,336)
Contracts receivable and retainage, net	21,658	22,505	847
Inventory, prepaid expenses and other assets	8,126	9,356	1,230
Accounts payable, accrued expenses and other liabilities	(46,116)	(39,256)	6,860
Total	$13,141	$5,742	$(7,399)
___________

(1)	Contract liabilities at March 31, 2019 and December 31, 2018, include accrued contract losses of $1.5 million and $2.4 million, respectively.

(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3) Changes referenced in the cash flow activity section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense and (gain) loss on sale of fixed assets and other assets.

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

Cash Flow Activity

Operating Activities - During the three months ended March 31, 2019, net cash used in operating activities was $8.5 million, compared to net cash used in operating activities of $14.1 million for the three months ended March 31, 2018. Cash used in operating activities during the 2019 period was primarily due to an operating loss for the period and the following:

•	Net gains from asset sales of $0.3 million, bad debt expense of $53,000, depreciation and amortization of $2.6 million, asset impairments of $0.3 million, and stock compensation expense $0.6 million;

•	Increase in contract assets of $8.7 million, primarily due to an increase in unbilled positions on two projects in our Shipyard Division;

•	Decrease in contract liabilities of $7.6 million, primarily due to the partial unwind of advance payments on two separate projects in our Shipyard and Fabrication Divisions;

•	Decrease in contracts receivable and retainage of $0.8 million, primarily due to the timing of billings and collections on our projects;

•	Decrease in prepaid expenses, inventory and other assets of $1.1 million, primarily due to inventory and prepaid expenses;

•
Increase in accounts payable, accrued expenses and other current liabilities of $6.0 million, primarily due to increased project activity and the timing of payments for projects in our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $0.2 million.

Investing Activities - During the three months ended March 31, 2019, net cash used in investing activities was $11.4 million, compared to net cash provided by investing activities of $2.4 million for the three months ended March 31, 2018. Cash used in investing activities during the 2019 period was primarily due to the purchase of short-term investments of $20.0 million and capital expenditures of $0.3 million, offset partially by maturities of short-term investments of $8.5 million and proceeds from the sale of equipment of $0.4 million.

Financing Activities - During the three months ended March 31, 2019, net cash used in financing activities was $0.7 million, compared to net cash provided by financing activities of $9.2 million for the three months ended March 31, 2018. Cash used in financing activities for the 2019 period was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

Credit Agreement - We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date from June 9, 2020 to June 9, 2021 and amend certain financial covenants. Our quarterly financial covenants at March 31, 2019, and for the remaining term of the Credit Agreement after our amendment, are as follows:

•	Ratio of current assets to current liabilities at March 31, 2019 of not less than 1.25:1.00 (2.00:1.00 subsequent to the amendment);

•
Minimum tangible net worth at March 31, 2019 of at least the sum of $180.0 million ($170.0 million subsequent to the amendment), plus 100% of the net proceeds from any issuance of stock or other equity after deducting any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt to tangible net worth at March 31, 2019 of not more than 0.50:1.00 (no change subsequent to the amendment).

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at March 31, 2019) or LIBOR (2.5% at March 31, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At March 31, 2019, we had no outstanding borrowings under our Credit Agreement and $2.9 million of outstanding letters of credit, providing $37.1 million of available capacity. At March 31, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $196.1 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.84 to 1.0 and a ratio of funded debt to tangible net worth of 0.01:1.0.

Surety Bonds - We issue surety bonds in the ordinary course of business to support our projects. At March 31, 2019, we had $334.9 million of outstanding surety bonds. Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Liquidity Outlook

As discussed in our Overview, we continue to focus on maintaining liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the cash compensation paid to our directors and the salaries of our executive officers) and the sale of underutilized assets. In addition, at March 31, 2019, we continue to have $18.6 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. The primary uses of our liquidity for the remainder of 2019 and the foreseeable future are to fund:

•
The underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including potential enhancements to our Shipyard Division facilities);

•	Accrued contract losses recorded at March 31, 2019;

•	Working capital requirements for our projects (including the potential additional projects for the U.S. Navy if the aforementioned options are exercised); and

•	Corporate administrative expenses and strategic initiatives.

We anticipate capital expenditures of $5.0 million to $7.0 million for the remainder of 2019. Further investments in facilities may be required to win and execute potential offshore wind projects, which are not included in these estimates.

If conditions for the oil and gas industry do not improve, we are unable to increase our backlog, we are unable to diversify our customer base, or we are unsuccessful in our strategic repositioning of the Company, we would take additional measures to reduce costs and preserve our liquidity until we are able to generate cash flows from operations.

We believe that our cash, cash equivalents and short-term investments at March 31, 2019, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2019 and 2020, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Contractual Obligations
There have been no material changes from the information included in our 2018 Annual Report. For more information on our contractual obligations, refer to Part II, Item 7 of our 2018 Annual Report.
Off-Balance Sheet Arrangements
There have been no material changes from the information included in our 2018 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the three months ended March 31, 2019. For more information on market risk, refer to Part II, Item 7A of our 2018 Annual Report.
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
There have been no changes during the three months ended March 31, 2019, in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are subject to various routine legal proceedings in the normal conduct of our business primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the two MPSVs. A hearing on that motion is currently scheduled for May 28, 2019. See Note 5 of our Financial Statements for further discussion of this litigation.

Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” in our 2018 Annual Report.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Composite Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q filed with the SEC on April 23, 2009 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2018 (SEC File no. 001-34279).
10.1	Consent and Fourth Amendment to Credit Agreement dated May 1, 2019. *
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

Date: May 7, 2019