Form 10-Q
period 2019-06-30
GULF ISLAND FABRICATION INC
filed 2019-08-06
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 6, 2019, was 15,237,502.

GULF ISLAND FABRICATION, INC.
I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended June 30, 2019 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

direct labor hours	Hours worked by employees directly involved in the production of our products. These hours do not include support personnel such as maintenance and warehousing.

DTA(s)	Deferred tax asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

EPS	Income (loss) per share.

Exchange Act	Securities Exchange Act of 1934, as amended.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SEC	U.S. Securities and Exchange Commission.

Shipyard AHFS	A drydock held for sale by our Shipyard Division.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system.

South Texas Properties	Our former Texas North Yard and Texas South Yard. The Texas South Yard property was sold on April 20, 2018 and the Texas North Yard was sold on November 15, 2018.

SPAR
Single Point Anchor Reservoir. A floating vessel with a circular cross-section that sits vertically in the water and is used for infield flow lines and associated subsea infrastructure. The SPAR connects subsea production and injection wells for oil and gas production in deepwater environments.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operation, as filed in this Report.

subsea templates	Tubular frames which are placed on the seabed and anchored with piles. Usually a series of oil and gas wells are drilled through these underwater structures.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

- iii -

Texas North Yard	Our former fabrication yard, and certain related machinery and equipment, located in Aransas Pass, Texas, which was sold on November 15, 2018.

Texas South Yard	Our former fabrication yard, and certain related machinery and equipment, located in Ingleside, Texas, which was sold on April 20, 2018.

TLP
Tension Leg Platform. A floating hull and deck anchored by vertical tensioned cables or pipes connected to pilings driven into the seabed. A tension leg platform is typically used in water depths exceeding 1,200 feet.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

- iv -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,192	$70,457
Short-term investments	45,791	8,720
Contracts receivable and retainage, net	23,343	22,505
Contract assets	51,334	29,982
Inventory	4,543	6,088
Prepaid expenses and other assets	3,987	3,268
Assets held for sale	18,737	18,935
Total current assets	177,927	159,955
Property, plant and equipment, net	75,862	79,930
Other noncurrent assets	23,802	18,405
Total assets	$277,591	$258,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,238	$28,969
Contract liabilities	13,823	16,845
Accrued expenses and other liabilities	9,719	10,287
Total current liabilities	78,780	56,101
Other noncurrent liabilities	5,369	1,089
Total liabilities	84,149	57,190
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 20,000 shares authorized, 15,236 shares issued and outstanding at June 30, 2019 and 15,090 at December 31, 2018	11,085	11,021
Additional paid-in capital	102,811	102,243
Retained earnings	79,546	87,836
Total shareholders’ equity	193,442	201,100
Total liabilities and shareholders’ equity	$277,591	$258,290
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$80,456	$54,014	$148,061	$111,304
Cost of revenue	82,054	54,713	149,106	111,324
Gross loss	(1,598)	(699)	(1,045)	(20)
General and administrative expense	3,987	5,092	7,821	9,801
Asset impairment and (gain) loss on assets held for sale, net	—	(6,579)	(70)	(5,829)
Other (income) expense, net	(201)	64	(130)	375
Operating income (loss)	(5,384)	724	(8,666)	(4,367)
Interest income (expense), net	126	(92)	388	(238)
Net income (loss) before income taxes	(5,258)	632	(8,278)	(4,605)
Income tax (expense) benefit	10	(83)	(12)	(142)
Net income (loss)	$(5,248)	$549	$(8,290)	$(4,747)
Per share data:
Basic and diluted income (loss) per common share	$(0.34)	$0.04	$(0.55)	$(0.32)
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2017	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(5,296)	(5,296)
Vesting of restricted stock	133	(79)	(708)	—	(787)
Stock-based compensation expense	—	69	607	—	676
Balance at March 31, 2018	15,043	10,813	100,355	102,918	214,086
Net income	—	—	—	549	549
Stock-based compensation expense	—	75	680	—	755
Balance at June 30, 2018	15,043	$10,888	$101,035	$103,467	$215,390

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	11,006	102,104	84,794	197,904
Net loss	—	—	—	(5,248)	(5,248)
Stock-based compensation expense	—	79	707	—	786
Balance at June 30, 2019	15,236	$11,085	$102,811	$79,546	$193,442
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,

	2019	2018
Cash flows from operating activities:
Net loss	$(8,290)	$(4,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	4,974	5,308
Other amortization, net	26	(436)
Bad debt expense	59	8
Asset impairments	299	1,360
(Gain) loss on sale of assets held for sale, net	(369)	(3,853)
(Gain) loss on sale of fixed assets and other assets, net	(565)	254
(Gain) loss on insurance recoveries, net	—	(3,342)
Stock-based compensation expense	1,346	1,431
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(896)	(6,438)
Contract assets	(21,352)	(8,098)
Prepaid expenses, inventory and other current assets	212	(1,665)
Accounts payable	26,269	(2,410)
Contract liabilities	(3,023)	(4,129)
Accrued expenses and other liabilities	(1,108)	(437)
Noncurrent assets and liabilities, net (including long-term retainage)	(466)	767
Net cash used in operating activities	(2,884)	(26,427)
Cash flows from investing activities:
Capital expenditures	(1,359)	(891)
Purchases of short-term investments	(45,366)	(7,474)
Maturities of short-term investments	8,500	—
Proceeds from sale of property, plant and equipment	1,598	56,446
Recoveries from insurance claims	—	2,165
Net cash provided by (used in) investing activities	(36,627)	50,246
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	15,000
Repayment of borrowings under Credit Agreement	—	(15,000)
Payment of financing cost	(40)	(11)
Tax payments for vested stock withholdings	(714)	(787)
Net cash used in financing activities	(754)	(798)
Net increase (decrease) in cash and cash equivalents	(40,265)	23,021
Cash and cash equivalents, beginning of period	70,457	8,983
Cash and cash equivalents, end of period	$30,192	$32,004

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

We are a leading fabricator of complex steel structures, modules and marine vessels used in energy extraction and production, petrochemical and industrial facilities, power generation, alternative energy and shipping and marine transportation operations. We also provide project management, hookup, commissioning, repair, maintenance and civil construction services. We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division. See Note 7 for discussion of our realigned operating divisions and related financial information. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana.

Significant projects in our backlog include the expansion of a paddle wheel riverboat, the construction of an offshore jacket and deck, six harbor tug vessels, three offshore regional class marine research vessels, two vehicle ferries, two towboats, an ice-breaker tug, and three towing, salvage and rescue ships for the U.S. Navy. Recently completed projects include the fabrication of complex modules for a newbuild petrochemical facility, a meteorological tower and platform for an offshore wind project, and construction of two technologically-advanced OSVs and four harbor tug vessels. Previous projects also include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Our Consolidated Balance Sheet ("Balance Sheet") at December 31, 2018, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2018 Annual Report. Certain amounts for the 2018 period have been reclassified within our Consolidated Statements of Operations ("Statement of Operations") and our Consolidated Statements of Cash Flows ("Statement of Cash Flows") to conform to our presentation for the 2019 period.

Business Outlook

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, and diversify our customer base within all operating divisions. In addition, we continue to focus on maintaining our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions and the sale of underutilized assets. See Note 3 for further discussion of our recent asset sales and assets held for sale at June 30, 2019.

We believe that our cash, cash equivalents and short-term investments at June 30, 2019, and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report.

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

Income (Loss) Per Share

We report basic and diluted income (loss) per share ("EPS") using the "two-class" method as required under GAAP. The calculation of EPS using the two-class method is required when a company has two or more classes of common stock or participating securities. Certain of our unvested restricted stock (which are not included in our basic or diluted weighted average shares outstanding) contain the right to receive non-refundable dividends and therefore represent participating securities. See Note 6 for calculations of our basic and diluted EPS.

Cash Equivalents and Short-term Investments
Cash equivalents - We consider investments with original maturities of three months or less when purchased to be cash equivalents.
Short-term investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At June 30, 2019, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Long-Lived Assets
We review long-lived assets for impairment, which include property, plant and equipment and our lease assets included within other noncurrent assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third party indications of value, as appropriate. During the three and six months ended June 30, 2019, we identified no indicators of impairment.

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

Adoption of Topic 606 - As discussed above, on January 1, 2018 we adopted Topic 606. Prior to our adoption of Topic 606, our determination of percentage-of-completion for our fixed-price and unit-rate contracts was based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. However, in our adoption of Topic 606, we adjusted our measure of progress for the determination of percentage-of-completion to include subcontract labor hours in addition to direct labor hours. Accordingly, our determination of percentage-of-completion for the three and six months ended June 30, 2018, was based on this method.

During the fourth quarter 2018, we concluded that the use of labor hours for the determination of percentage-of-completion for our fixed-price and unit-rate contracts was not appropriate based on the changing mix of our contracts, which include an increasing amount of engineered equipment, manufactured materials, and subcontracted services and materials. We also concluded that in our adoption of Topic 606 as of January 1, 2018, our determination of percentage-of-completion for our fixed-price and unit-rate contracts should have been based on total contract costs incurred to date compared to total estimated contract costs. We further concluded that material costs that are significant to a contract and do not reflect an accurate measure of project completion should be excluded from the determination of our contract progress, and revenue for such materials should only be recognized to the extent of costs incurred. Accordingly, during the fourth quarter 2018 we corrected our percentage-of-completion estimates for our fixed-price and unit-rate contracts to be based on total costs incurred to date compared to total estimated contract costs. Accordingly, our determination of percentage-of-completion for three and six months ended June 30, 2019, was based on this method. The impact of the difference in methods of determining percentage-of-completion between the 2019 and 2018 periods was not material.
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

Pre-contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2019 and December 31, 2018, we had no deferred pre-contract costs.

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

The lease asset is reflected within other noncurrent assets, and the current and noncurrent portions of the lease liability are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. At June 30, 2019, our lease asset, current lease liability and long-term lease liability were $6.9 million, $0.3 million and $4.8 million, respectively. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 5 for further discussion of our lease liabilities.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30, 2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$22,415	$36,607	$12,668	$(3,232)	$68,458
T&M (2)	—	960	8,187	—	9,147
Other	—	—	3,210	(359)	2,851
Total	$22,415	$37,567	$24,065	$(3,591)	$80,456

	Three Months Ended June 30, 2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$9,472	$21,259	$10,576	$(1,042)	$40,265
T&M (2)	—	2,361	10,486	—	12,847
Other	—	—	1,143	(241)	902
Total	$9,472	$23,620	$22,205	$(1,283)	$54,014

	Six Months Ended June 30, 2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$35,046	$70,233	$18,899	$(3,846)	$120,332
T&M (2)	—	3,921	18,809	—	22,730
Other	—	—	5,959	(960)	4,999
Total	$35,046	$74,154	$43,667	$(4,806)	$148,061

	Six Months Ended June 30, 2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$26,815	$38,481	$20,866	$(1,495)	$84,667
T&M (2)	—	3,704	21,071	—	24,775
Other	—	—	2,138	(276)	1,862
Total	$26,815	$42,185	$44,075	$(1,771)	$111,304
____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

A summary of our remaining performance obligations by operating segment at June 30, 2019, is as follows (in thousands).

Segment	Performance Obligations
Fabrication	$53,496
Shipyard (1)	388,239
Services	12,787
Total	$454,522

_____________

(1)
Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to a termination notice from our customer. See Note 5 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at June 30, 2019, in the following periods (in thousands):

Year	Performance Obligations
Remainder of 2019	$146,150
2020	205,651
2021	96,481
Thereafter	6,240
Total	$454,522

Contracts Assets and Liabilities
Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Contract assets and contract liabilities included in our Balance Sheet at June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Contract assets	$51,334	$29,982
Contract liabilities (1), (2), (3)	(13,823)	(16,845)
Contracts in progress, net	$37,511	$13,137
______________

(1)
The decrease in contract liabilities compared to December 31, 2018, was primarily due to the unwind of advance payments on a project in our Fabrication Division, offset partially be an increase in advance payments on two projects in our Shipyard Division.

(2)
Revenue recognized during the three months ended June 30, 2019 and 2018 related to amounts included in our contract liabilities balance at March 31, 2019 and 2018, was $7.6 million and $4.1 million respectively. Revenue recognized during the six months ended June 30, 2019 and 2018 related to amounts included in our contract liabilities balance at December 31, 2018 and 2017, was $13.9 million and $4.9 million, respectively.

(3)
Contract liabilities at June 30, 2019 and December 31, 2018, includes accrued contract losses of $2.0 million and $2.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts for the six months ended June 30, 2019 and 2018 was $0.1 million and $8,000, respectively, and is included in other (income) expense, net on our Statement of Operations. Our allowance for doubtful accounts at June 30, 2019 and December 31, 2018 was $0.1 million and $0.4 million, respectively.

Variable Consideration

For the three and six months ended June 30, 2019 and 2018, we had no material amounts in revenue related to unapproved change orders, claims, or incentives. However, at June 30, 2019 and December 31, 2018, certain projects in our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $11.3 million and $11.2 million, respectively, of which $11.2 million was recorded during 2017.

Changes in Project Estimates and Other Project Matters

Changes in Project Estimates - For the three and six months ended June 30, 2019, significant changes in estimated margins on projects resulted in an increase in our operating loss of $2.3 million and $2.0 million, respectively. The changes in estimates were associated with our harbor tug projects and ice-breaker tug project.

•
The changes in estimates for the harbor tug projects resulted in an increase in our operating loss of $1.4 million and $1.2 million for the three and six months ended June 30, 2019, respectively. The changes in estimates were the result of increased forecast costs, primarily associated with the impact of limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor, resulting in lower than anticipated craft labor productivity and extensions of schedule for the projects. The revised forecasts incorporate actual results obtained from the completion of the third and fourth harbor tugs in the second quarter 2019 and progress achieved on the remaining six harbor tugs, which are scheduled to be completed at various dates ranging from the third quarter 2019 through the fourth quarter 2020. Our forecasts anticipate improved craft labor productivity with the completion of each subsequent vessel. The projects were in a loss position at June 30, 2019 and our reserve for estimated losses on the projects was $1.6 million. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur schedule liquidated damages, the projects would experience further losses.

•
The changes in estimates for the ice-breaker tug project resulted in an increase in our operating loss of $0.9 million and $0.8 million for the three and six months ended June 30, 2019, respectively. The changes in estimates were the result of increased forecast costs, primarily associated with the impact of incomplete and deficient subcontracted production engineering, resulting in construction rework and disruption, lower than anticipated craft labor productivity and an extension of schedule for the project. The project was in a loss position at June 30, 2019 and our reserve for estimated losses on the project was $0.1 million. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, or our schedule is further extended, the project would experience further losses.

For the three and six months ended June 30, 2018, individual projects with significant changes in estimated margins did not have a material net impact on our loss from operations.

Other Project Matters - Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

3. ASSETS HELD FOR SALE
A summary of our assets held for sale at June 30, 2019, is as follows (in thousands):

Assets	Fabrication Division	Shipyard Division	Consolidated
Machinery and equipment	$25,684	$1,222	$26,906
Accumulated depreciation	(7,871)	(298)	(8,169)
Total	$17,813	$924	$18,737

Fabrication Division Assets Held for Sale

South Texas Properties - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During the second and fourth quarters of 2018, we completed the sale of the Texas South Yard and Texas North Yard, respectively, which included both fabrication yards and certain equipment. In connection with the sale of the Texas South Yard we received net proceeds of $53.8 million during the six months ended June 30, 2018 and recognized a gain of $3.9 million during the three and six months ended June 30, 2018.

At June 30, 2019, our Fabrication Division continued to have $17.8 million of assets held for sale ("Fabrication AHFS"), which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. In connection therewith, during 2017 we received $6.0 million of insurance proceeds as an initial payment from our insurance carriers, of which approximately $3.2 million was reflected as a liability on our Balance Sheet at December 31, 2017, related to estimated future repairs associated with Hurricane Harvey. In addition, during the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance payments of $15.4 million, inclusive of the $6.0 million payment received during 2017, a $2.2 million payment received during the six months ended June 30, 2018, and a $7.2 million payment received during the three months ended September 30, 2018, which was reflected as a receivable on our Balance Sheet at June 30, 2018. In applying the settlement proceeds (which were inclusive of agreed upon deductibles), we allocated the 2018 recoveries and the liability accrued at December 31, 2017, as follows:

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

•	$3.6 million gain, recorded during the three months ended June 30, 2018, which is included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

Other - During the six months ended June 30, 2019 and 2018, we received proceeds of $0.4 million and $0.2 million, respectively, related to the sale of assets that were held for sale. During the three months ended June 30, 2018, we recorded expense of $0.6 million related to the impairment of assets that were held for sale. During the six months ended June 30, 2019 and 2018, we recorded a gain of $0.1 million and expense of $1.4 million, respectively, related to the net impact of impairments of assets and (gains) losses on the sale of assets that were held for sale. The net gain and charges are included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

The sale of our South Texas Properties did not impact our ability to operate our Fabrication Division. Further, the sale of our South Texas Properties, and the Fabrication AHFS, did not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at our fabrication yard in Houma, Louisiana.

Shipyard Division Assets Held for Sale

At June 30, 2019, our Shipyard Division had $0.9 million of assets held for sale ("Shipyard AHFS"), which consists of a 2,500-ton drydock located at our shipyard in Houma, Louisiana. The Shipyard AHFS did not qualify for discontinued operations presentation.

4. CREDIT FACILITIES
Credit Agreement

We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date from June 9, 2020 to June 9, 2021 and amend certain financial covenants. Our amended quarterly financial covenants at June 30, 2019, and for the remaining term of the Credit Agreement, are as follows:

•	Ratio of current assets to current liabilities of not less than 2.00:1.00;

•
Minimum tangible net worth of at least the sum of $170.0 million, plus 100% of the net proceeds from any issuance of stock or other equity after deducting any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt (which includes outstanding letters of credit) to tangible net worth of not more than 0.50:1.00.

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at June 30, 2019) or LIBOR (2.4% at June 30, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At June 30, 2019, we had no outstanding borrowings under our Credit Agreement and $10.7 million of outstanding letters of credit, providing $29.3 million of available capacity. At June 30, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $191.3 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.26 to 1.0, and a ratio of funded debt to tangible net worth of 0.06:1.0.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At June 30, 2019, we had $375.9 million of outstanding surety bonds.

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

MPSV Termination Letter

During the first quarter 2018, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed vessels and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the vessels. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported terminations and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer's purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount. We filed a response to the counterclaim denying all of the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer's claims. At June 30, 2019 and December 31, 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported termination of the contracts.

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

Period	Payments
Remainder of 2019	$326
2020	659
2021	668
2022	677
2023	676
Thereafter	6,173
Total lease payments	9,179
Less interest	(4,084)
Present value of lease liabilities	$5,095

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our Credit Agreement adjusted for terms similar to that of our leased properties.  At June 30, 2019, our weighted-average remaining lease term was approximately 16.0 years and the weighted-average discount rate used to derive our lease liability was 7.5%. Cash paid for lease liabilities for the three and six months ended June 30, 2019 was $0.2 million and $0.3 million, respectively.

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

6. INCOME (LOSS) PER COMMON SHARE
The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$(5,248)	$549	$(8,290)	$(4,747)
Weighted-average shares (1)	15,236	15,043	15,194	15,004
Basic and diluted income (loss) per common share	$(0.34)	$0.04	$(0.55)	$(0.32)
______________
(1) We have no dilutive securities.

7. SEGMENT DISCLOSURES

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of a specific EPC project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is the result of our reduced emphasis on EPC project management opportunities and greater focus on offshore wind and modular fabrication opportunities. As a result of the aforementioned, we currently operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our current reportable segments. The segment results for the EPC Division for the three and six months ended June 30, 2018 were combined with the Fabrication Division to conform to the presentations of our reportable segments for the 2019 periods. We believe that our operating divisions meet the criteria of reportable segments under GAAP. Our three operating divisions and Corporate Division are discussed below:
Fabrication Division - Our Fabrication Division fabricates modules for petrochemical and industrial facilities, foundations for alternative energy developments and other complex structures. Our Fabrication Division also fabricates offshore drilling and production platforms and other offshore structures for customers in the oil and gas industry, including jackets and deck sections of fixed production platforms, hull and/or deck sections of floating production platforms (such as TLPs, SPARs, FPSOs), piles, wellhead protectors, subsea templates, and various production, compressor, and utility modules along with pressure vessels. In addition, our Fabrication Division supports our efforts to pursue offshore wind opportunities and other projects that require project management of EPC activities. These activities are performed at our fabrication yard in Houma, Louisiana.

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

We generally evaluate the performance of, and allocate resources to, our operating divisions based upon revenue, gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three months ended June 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended June 30, 2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$22,415	$37,567	$24,065	$(3,591)	$80,456
Gross profit (loss)	(677)	(2,912)	2,137	(146)	(1,598)
Operating income (loss)	(1,211)	(3,564)	1,728	(2,337)	(5,384)
Depreciation and amortization expense	891	1,047	363	121	2,422
Capital expenditures	131	712	266	—	1,109
Total assets (1)	59,607	106,092	31,163	80,729	277,591

	Three Months Ended June 30, 2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$9,472	$23,620	$22,205	$(1,283)	$54,014
Gross profit (loss)	(1,124)	(2,776)	3,585	(384)	(699)
Operating income (loss)	4,212	(3,377)	2,835	(2,946)	724
Depreciation and amortization expense	1,047	1,051	383	112	2,593
Capital expenditures	—	653	98	69	820
Total assets (1)	98,526	81,015	33,141	44,007	256,689

	Six Months Ended June 30, 2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$35,046	$74,154	$43,667	$(4,806)	$148,061
Gross profit (loss)	(1,449)	(3,192)	3,878	(282)	(1,045)
Operating income (loss)	(2,751)	(4,468)	3,017	(4,464)	(8,666)
Depreciation and amortization expense	1,858	2,156	737	223	4,974
Capital expenditures	145	734	480	—	1,359
Total assets (1)	59,607	106,092	31,163	80,729	277,591

	Six Months Ended June 30, 2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$26,815	$42,185	$44,075	$(1,771)	$111,304
Gross profit (loss)	(1,651)	(3,799)	6,199	(769)	(20)
Operating income (loss)	1,705	(5,356)	4,741	(5,457)	(4,367)
Depreciation and amortization expense	2,196	2,120	776	216	5,308
Capital expenditures	—	659	163	69	891
Total assets (1)	98,526	81,015	33,141	44,007	256,689
____________

(1)	Cash and short-term investments are reported within our Corporate Division. Total assets previously reported for 2018 have been recast to conform to our presentation for 2019.

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
We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, ability to raise additional capital, ability to amend or obtain new debt financing or credit facilities on favorable terms, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to generate sufficient cash flow, ability to sell certain assets, customer or subcontractor disputes, ability to resolve the dispute with a customer relating to the purported termination of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in our joint ventures and other strategic alliances, and other factors described in Item 1A "Risk Factors" in our 2018 Annual Report as may be updated by subsequent filings with the SEC.
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

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of a specific EPC project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is the result of our reduced emphasis on EPC project management opportunities and greater focus on offshore wind and modular fabrication opportunities. As a result of the aforementioned, we now operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. The segment results for the EPC Division for the three and six months ended June 30, 2018 were combined with the Fabrication Division to conform to the presentation of our reportable segments for the 2019 period. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana.

Beginning in late 2014, a severe and sustained decline in oil and gas prices led to a significant decline in oil and gas industry drilling activities and capital spending from our traditional offshore customer base. As a result, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and a significant underutilization of our facilities in our Fabrication and Shipyard Divisions. In addition, during 2017 we incurred losses on a project in our Shipyard Division. As a result of these market changes and project losses, we implemented initiatives to preserve and improve our liquidity through cost reduction efforts and the sale of underutilized assets. Further, to reduce our Fabrication Division's reliance on offshore oil and gas construction and our Shipyard Division's reliance on marine vessel work related to the oil and gas sector, we began to strategically reposition the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities and diversify our customer base within all our operating divisions. We have made significant progress in our efforts to reposition the Company, increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the compensation paid to our directors and executive officers) and the sale of underutilized assets.

Ongoing Effort to Divest of Underutilized Assets

South Texas Properties and Fabrication Assets Held for Sale - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During the second and fourth quarters of 2018, we completed the sale of the Texas South Yard and Texas North Yard, respectively, which included both fabrication yards and certain equipment. At June 30, 2019, our Fabrication Division continued to have $17.8 million of assets held for sale ("Fabrication AHFS") which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana.

Shipyard Assets Held for Sale - At June 30, 2019, our Shipyard Division had $0.9 million of assets held for sale, which consists of a 2,500-ton drydock.

Ongoing Efforts to Increase Our Backlog, Diversify Our Customer Base and Resolve Customer Dispute

Pursuit of petrochemical and industrial fabrication work - We continue to focus our business development efforts on petrochemical and industrial fabrication opportunities in response to the depressed offshore fabrication market. Although we have been impacted by the timing and delay of project opportunities, our volume of bidding activity for onshore modules and structures has continued to increase and is at its highest level since we commenced our initiative. Further, during 2018 we completed the fabrication and timely delivery of four large modules for a new petrochemical facility in the U.S., providing increased confidence to our customers that we can successfully compete and execute in the onshore fabrication market.

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

Diversification and Growth of our Customer Base - We are continuing to diversify our customer base within our operating divisions.

•	Shipyard Division - Within our Shipyard Division we have increased our backlog with customers outside of the oil and gas sector. At June 30, 2019, projects in our backlog include:

–	The construction of three towing, salvage and rescue ships for the U.S. Navy (individual project values of approximately $64.0 million), with customer options for five additional vessels;

–	The construction of three regional class research vessels (individual project values of approximately $69.0 to $77.0 million); and

–	The construction of six harbor tug vessels.

•
Fabrication Division - Within our Fabrication Division we successfully increased our backlog with traditional and non-traditional fabrication work as we continue to pursue petrochemical and industrial fabrication opportunities for modules and structures. At June 30, 2019, projects in our backlog include:

–	The fabrication of an offshore jacket and deck (destined for Trinidad);

–	The expansion and delivery of a 245-guest paddle wheel riverboat. The riverboat will be reconfigured using the existing hull of a former gaming vessel; and

–	The construction of two, forty vehicle ferries.
These projects represent large steel structures that are well suited for our fabrication yard in Houma, Louisiana.

•
Services Division - Within our Services Division demand for services associated with offshore tie-backs, upgrades and maintenance remains strong, and we anticipate it will continue for the remainder of 2019. We will continue to pursue opportunities for offshore and onshore plant expansion and maintenance work and have targeted service opportunities within the shale basins in West Texas.

MPSV Contracts Dispute - During the first quarter 2018, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed vessels and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also notified our Surety of its purported terminations of the construction contracts and made claims under the bonds issued by the Surety in connection with the construction of the vessels. We have notified and met with our Surety regarding our disagreement with, and objection to, the customer's purported termination and its claims. Discussions with the Surety are ongoing. On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported termination of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We filed a response to the counterclaim denying all of the customer’s claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At June 30, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million related to these projects. See Note 5 of our Financial Statements for further discussion of our dispute.

Review of Alternative Strategies

On May 6, 2019, we announced that our Board of Directors has established a special committee to initiate a process to explore alternative strategies for the Company focusing on enhancing shareholder value. There can be no assurance that this review will result in any transaction or other strategic change or outcome for the Company.

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

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. Our focus remains on our liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flows from operations in the longer-term. Operating results for our Services Division have been strong and we have increased our backlog within our Shipyard Division. Although we experienced a decline in backlog for our Fabrication Division during the second quarter 2019, we believe we will be successful securing new project awards and growing our backlog in the future. We anticipate that our Fabrication Division will be negatively impacted in the near-term by the underutilization of its facilities due to the delay in timing of new project awards, and our Shipyard Division will be negatively impacted by the underutilization of its facilities (although to a lesser extent) prior to the ramp up of construction activities for our large projects in backlog. Both divisions will also be impacted by lower margin backlog related to project awards bid at competitive pricing. In addition, our harbor tug projects within our Shipyard Division are in a loss position and the projects will result in future revenue with no gross profit.

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

New Awards and Backlog
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at June 30, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

	June 30, 2019
	Fabrication	Shipyard	Services	Consolidated
Remaining performance obligations under Topic 606	$53,496	$388,239	$12,787	$454,522
Contracts under purported termination (1)	—	21,888	—	21,888
Total Backlog (2)	$53,496	$410,127	$12,787	$476,410

Backlog by Division at June 30, 2019 and December 31, 2018, is as follows (in thousands):

	June 30, 2019		December 31, 2018
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$53,496	308	$63,883	369
Shipyard	410,127	2,326	281,531	1,684
Services	12,787	205	11,046	171
Total Backlog (2)	$476,410	2,839	$356,460	2,224

Backlog at June 30, 2019 is expected to be recognized as revenue in the following periods (in thousands, except for percentages):

Year (3)	Total	Percentage
Remainder of 2019	$146,150	30.7%
2020	205,651	43.2%
2021	96,481	20.3%
Thereafter	6,240	1.2%
Future performance obligations under Topic 606	454,522	95.4%
Contracts under purported termination (1)	21,888	4.6%
Total Backlog	$476,410	100.0%

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

(2)
At June 30, 2019, seven customers represented approximately 92% of our backlog, and at December 31, 2018, seven customers represented approximately 90% of our backlog. At June 30, 2019, backlog from the seven customers consisted of:

(i)	Construction of three harbor tugs within our Shipyard Division. The second of five vessels was completed in the second quarter 2019. We estimate completion of the remaining vessels in 2019 and 2020;

(ii)
Construction of three harbor tugs within our Shipyard Division (separate from above). The second of five vessels was completed in the second quarter 2019. We estimate completion of the remaining vessels in 2019 and 2020;

(iii)	Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2021 and 2022;

(iv)
Construction of three towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2021 and 2022. Our customer has options for the construction of five additional vessels;

(v)	Expansion of a 245-guest paddle wheel riverboat within our Fabrication Division. We estimate completion of the vessel in 2020;

(vi)	Construction of two, forty-vehicle ferries within our Fabrication Division. We estimate completion of the vessels in 2020; and

(vii)	Construction of two MPSV's within our Shipyard Division. See footnote 1 above for further discussion.

(3)
The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog.

Our contracts for the construction of three towing, salvage and rescue ships contain options which grant our customer the right, if exercised, for the construction of additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by our customer, our backlog would increase by approximately $333.0 million. We have not received any additional commitments from our customer related to the exercise of these options, and we can provide no assurances that any further options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.
As our backlog increases, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to properly execute our projects and support our project risk mitigation discipline for all projects. This may negatively impact near-term results.

Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018 (in thousands, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$80,456	$54,014	$26,442	49.0%
Cost of revenue	82,054	54,713	(27,341)	(50.0)%
Gross loss	(1,598)	(699)	(899)	(128.6)%
Gross loss percentage	(2.0)%	(1.3)%
General and administrative expense	3,987	5,092	1,105	21.7%
Asset impairments and (gain) loss on assets held for sale, net	—	(6,579)	(6,579)	(100.0)%
Other (income) expense, net	(201)	64	265	nm
Operating income (loss)	(5,384)	724	(6,108)	nm
Interest income (expense), net	126	(92)	218	nm
Net income (loss) before income taxes	(5,258)	632	(5,890)	nm
Income tax (expense) benefit	10	(83)	93	nm
Net income (loss)	$(5,248)	$549	$(5,797)	nm

Revenue - Revenue for 2019 and 2018 was $80.5 million and $54.0 million, respectively, representing an increase of 49.0%. The increase was primarily due to the net impact of:

•
Increased revenue for our Shipyard Division of $13.9 million, primarily due to progress on our first two regional class research vessel projects and our first towing, salvage and rescue ship project, offset partially by lower revenue for our harbor tug projects and the prior period including revenue on an OSV project that was completed during 2018;

•
Increased revenue for our Fabrication Division of $12.9 million, primarily due to progress on our paddle wheel riverboat project and several smaller fabrication projects, which were not under construction in the prior period, offset partially by the prior period including revenue associated with the fabrication of modules for a petrochemical facility that was completed during the second quarter 2018; and

•	Increased revenue for our Services Division of $1.9 million, primarily due to the timing of new project awards.

Gross loss - Gross loss for 2019 and 2018 was $1.6 million (2.0% of revenue) and $0.7 million (1.3% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard and Services Divisions);

•
Holding costs of $0.6 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•	Charge of $1.4 million related to forecast cost increases on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects); and

•	Charge of $0.9 million related to forecast costs increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The increase in gross loss for 2019 relative to the prior period was primarily due to:

•	The aforementioned project charges of $2.3 million for 2019; and

•	A lower margin project mix for our Fabrication and Services Divisions; offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix for our Shipyard Division (excluding the aforementioned projects).

General and administrative expense - General and administrative expense for 2019 and 2018 was $4.0 million (5.0% of revenue) and $5.1 million (9.4% of revenue), respectively, representing a decrease of 21.7%. The decrease was primarily due to:

•	Lower incentive plan costs, board of director compensation costs, and legal and advisory fees related to customer disputes; offset partially by,

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.4 million and $0.7 million for 2019 and 2018, respectively.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2018 was a gain of $6.6 million. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $0.6 million related to assets held for sale.

See Note 3 of our Financial Statements for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was income of $0.2 million and expense of $0.1 million, respectively. Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items. The income for 2019 and expense for 2018 was primarily due to net gains and net losses, respectively, on the sales of equipment.

Interest income (expense), net - Interest income (expense), net for 2019 and 2018, was income of $0.1 million and expense of $0.1 million, respectively. The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability. The net interest expense for 2018 was primarily due to borrowings under our Credit Agreement during 2018.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was a benefit of $10,000 and expense of $0.1 million, respectively. Income tax (expense) benefit represents state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods.

Operating Segments

Fabrication Division(1)

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$22,415	$9,472	$12,943	136.6%
Gross loss	(677)	(1,124)	447	39.8%
Gross loss percentage	(3.0)%	(11.9)%
General and administrative expense	742	1,436	694	48.3%
Asset impairments and (gain) loss on assets held for sale, net	—	(6,579)	(6,579)	(100.0)%
Other (income) expense, net	(208)	(193)	15	7.8%
Operating income (loss)	(1,211)	4,212	(5,423)	(128.8)%
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

Revenue - Revenue for 2019 and 2018 was $22.4 million and $9.5 million, respectively, representing an increase of 136.6%. The increase was primarily due to:

•	Progress on our paddle wheel riverboat project and several smaller fabrication projects, which were not under construction in the prior period; offset partially by,

•	The prior period including revenue associated with the fabrication of modules for a petrochemical facility that was completed during the second quarter 2018.

Gross loss - Gross loss for 2019 and 2018 was $0.7 million (3.0% of revenue) and $1.1 million (11.9% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The decrease in gross loss for 2019 relative to the prior period was primarily due to higher revenue and increased recoveries of overhead costs due to higher activity, offset partially by a lower margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.7 million (3.3% of revenue) and $1.4 million (15.2% of revenue), respectively, representing a decrease of 48.3%. The decrease was primarily due to lower costs associated with our former EPC Division and lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2018 was a gain of $6.6 million. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $0.6 million related to assets held for sale.

Other (income) expense, net - Other (income) expense, net for the 2019 and 2018 was income of $0.2 million and $0.2 million, respectively, primarily due to net gains on the sales of equipment.

Shipyard

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$37,567	$23,620	$13,947	59.0%
Gross loss	(2,912)	(2,776)	(136)	(4.9)%
Gross loss percentage	(7.8)%	(11.8)%
General and administrative expense	590	597	7	1.2%
Other (income) expense, net	62	4	(58)	nm
Operating loss	(3,564)	(3,377)	(187)	(5.5)%

Revenue - Revenue for 2019 and 2018 was $37.6 million and $23.6 million, respectively, representing an increase of 59.0%. The increase was primarily due to:

•	Progress on our first two regional class research vessel projects and our first towing, salvage and rescue ship project; offset partially by,

•	Lower revenue for our harbor tug projects and the prior period including revenue on an OSV project that was completed during 2018.

Gross loss - Gross loss for 2019 and 2018 was $2.9 million (7.8% of revenue) and $2.8 million (11.8% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Under recovery of overhead costs;

•
Holding costs of $0.6 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•	Charge of $1.4 million related to forecast cost increases on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects); and

•	Charge of $0.9 million related to forecast costs increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The increase in gross loss for 2019 relative to the prior period was primarily due to:

•	Higher holding costs of $0.2 million for 2019 related to the two MPSV projects; and

•	The aforementioned project charges of $2.3 million for 2019; offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix (excluding the aforementioned projects).

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.6 million (1.6% of revenue) and $0.6 million (2.5% of revenue), respectively, representing a decrease of 1.2%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019, offset by higher incentive plan costs.

Other (income) expense, net - Other (income) expense, net for 2019 was expense of $0.1 million.

Services

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$24,065	$22,205	$1,860	8.4%
Gross profit	2,137	3,585	(1,448)	(40.4)%
Gross profit percentage	8.9%	16.1%
General and administrative expense	464	762	298	39.1%
Other (income) expense, net	(55)	(12)	43	nm
Operating income	1,728	2,835	(1,107)	(39.0)%

Revenue - Revenue for 2019 and 2018 was $24.1 million and $22.2 million, respectively, representing an increase of 8.4%. The increase was primarily due to the timing of new project awards and materials representing a greater percentage of revenue.

Gross profit - Gross profit for 2019 and 2018 was $2.1 million (8.9% of revenue) and $3.6 million (16.1% of revenue), respectively. Gross profit for 2019 was impacted by the under recovery of overhead costs. The decrease in gross profit for 2019 relative to the prior period was primarily due to a lower margin project mix (due in part to materials representing a greater percentage of revenue) and reduced recoveries of overhead costs.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.5 million (1.9% of revenue) and $0.8 million (3.4% of revenue), respectively, representing a decrease of 39.1%. The decrease was primarily due to lower incentive plan costs and other cost reductions.

Corporate

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(3,591)	$(1,283)	$(2,308)	nm
Gross loss	(146)	(384)	238	62.0%
Gross loss percentage	n/a	n/a
General and administrative expense	2,191	2,297	106	4.6%
Other (income) expense, net	—	265	265	100.0%
Operating loss	(2,337)	(2,946)	609	20.7%

Gross loss - Gross loss for 2019 and 2018 was $0.1 million and $0.4 million, respectively. The decrease was primarily due to lower costs related to supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.2 million (2.7% of consolidated revenue) and $2.3 million (4.3% of consolidated revenue), respectively, representing a decrease of 4.6%. The decrease was primarily due to:

•	Lower incentive plan costs and board of director compensation costs; offset partially by,

•	Increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018; and

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended.

Comparison of Six Months Ended June 30, 2019 and 2018 (in thousands, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$148,061	$111,304	$36,757	33.0%
Cost of revenue	149,106	111,324	(37,782)	(33.9)%
Gross loss	(1,045)	(20)	(1,025)	nm
Gross loss percentage	(0.7)%	—%
General and administrative expense	7,821	9,801	1,980	20.2%
Asset impairments and (gain) loss on assets held for sale, net	(70)	(5,829)	(5,759)	(98.8)%
Other (income) expense, net	(130)	375	505	nm
Operating loss	(8,666)	(4,367)	(4,299)	(98.4)%
Interest income (expense), net	388	(238)	626	nm
Net loss before income taxes	(8,278)	(4,605)	(3,673)	(79.8)%
Income tax (expense) benefit	(12)	(142)	130	91.5%
Net loss	$(8,290)	$(4,747)	$(3,543)	(74.6)%

Revenue - Revenue for 2019 and 2018 was $148.1 million and $111.3 million, respectively, representing an increase of 33.0%. The increase was primarily due to the net impact of:

•
Increased revenue for our Shipyard Division of $32.0 million, primarily due to progress on our first two regional class research vessel projects and our first towing, salvage and rescue ship project, offset partially by the prior period including revenue on an OSV project that was completed during 2018 and revenue on our two MPSV contracts that were suspended during the first quarter 2018 (See Note 5 of our Financial Statements for further discussion of our MPSV contracts); and

•
Increased revenue for our Fabrication Division of $8.2 million, primarily due to progress on our paddle wheel riverboat project and several smaller fabrication projects, which were not under construction in the prior period, offset partially by the prior period including revenue associated with the fabrication of modules for a petrochemical facility that was completed during the second quarter 2018.

Gross loss - Gross loss for 2019 and 2018 was $1.0 million (0.7% of revenue) and $20,000 (0.0% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard and Services Divisions);

•
Holding costs of $0.8 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•	Charge of $1.2 million related to forecast cost increases on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects); and

•	Charge of $0.8 million related to forecast costs increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The increase in gross loss for 2019 relative to the prior period was primarily due to:

•	The aforementioned project charges of $2.0 million for 2019; and

•	A lower margin project mix for our Services and Fabrication Divisions; offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix for our Shipyard Division (excluding the aforementioned projects).

General and administrative expense - General and administrative expense for 2019 and 2018 was $7.8 million (5.3% of revenue) and $9.8 million (8.8% of revenue), respectively, representing a decrease of 20.2%. The decrease was primarily due to:

•	Lower incentive plan costs, board of director compensation costs, and legal and advisory fees related to customer disputes; offset partially by,

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.5 million and $0.9 million for 2019 and 2018, respectively.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a gain of $0.1 million and $5.8 million, respectively. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $1.4 million related to assets held for sale.

See Note 3 of our Financial Statements for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was income of $0.1 million and expense of $0.4 million, respectively. Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items. The income for 2019 and expense for 2018 was primarily due to net gains and net losses, respectively, on the sales of equipment.

Interest income (expense), net - Interest income (expense), net for 2019 and 2018, was income of $0.4 million and expense of $0.2 million, respectively. The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability. The net interest expense for 2018 was primarily due to borrowings under our Credit Agreement during 2018.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was expense of $12,000 and $0.1 million, respectively. Income tax expense represents state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods.

Operating Segments

Fabrication Division(1)

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$35,046	$26,815	$8,231	30.7%
Gross loss	(1,449)	(1,651)	202	12.2%
Gross loss percentage	(4.1)%	(6.2)%
General and administrative expense	1,509	2,477	968	39.1%
Asset impairments and (gain) loss on assets held for sale, net	(70)	(5,829)	(5,759)	(98.8)%
Other (income) expense, net	(137)	(4)	133	nm
Operating income (loss)	(2,751)	1,705	(4,456)	nm

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

Revenue - Revenue for 2019 and 2018 was $35.0 million and $26.8 million, respectively, representing an increase of 30.7%. The increase was primarily due to:

•	Progress on our paddle wheel riverboat project and several smaller fabrication projects, which were not under construction in the prior period; offset partially by,

•	The prior period including revenue associated with the fabrication of modules for a petrochemical facility that was completed during the second quarter 2018.

Gross loss - Gross loss for 2019 and 2018 was $1.4 million (4.1% of revenue) and $1.7 million (6.2% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The decrease in gross loss for 2019 relative to the prior period was primarily due to higher revenue and increased recoveries of overhead costs due to higher activity, offset partially by a lower margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $1.5 million (4.3% of revenue) and $2.5 million (9.2% of revenue), respectively, representing a decrease of 39.1%. The decrease was primarily due to lower costs associated with our former EPC Division and lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a gain of $0.1 million and $5.8 million, respectively. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $1.4 million related to assets held for sale.

Other (income) expense, net - Other (income) expense, net for the 2019 and 2018 was income of $0.1 million and $4,000, respectively. The net income for 2019 was primarily due to net gains on the sales of equipment.

Shipyard

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$74,154	$42,185	$31,969	75.8%
Gross loss	(3,192)	(3,799)	607	16.0%
Gross loss percentage	(4.3)%	(9.0)%
General and administrative expense	1,214	1,393	179	12.8%
Other (income) expense, net	62	164	102	62.2%
Operating loss	(4,468)	(5,356)	888	16.6%

Revenue - Revenue for 2019 and 2018 was $74.2 million and $42.2 million, respectively, representing an increase of 75.8%. The increase was primarily due to:

•	Progress on our first two regional class research vessel projects and our first towing, salvage and rescue ship project; offset partially by,

•
The prior period including revenue on an OSV project that was completed during 2018 and revenue on our two MPSV contracts that were suspended during the first quarter 2018 (See Note 5 of our Financial Statements for further discussion of our MPSV contracts).

Gross loss - Gross loss for 2019 and 2018 was $3.2 million (4.3% of revenue) and $3.8 million (9.0% of revenue), respectively.
The gross loss for 2019 was primarily due to:

•	Under recovery of overhead costs;

•
Holding costs of $0.8 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•	Charge of $1.2 million related to forecast cost increases on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects); and

•	Charge of $0.8 million related to forecast costs increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The decrease in gross loss for 2019 relative to the prior period was primarily due to:

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix (excluding the aforementioned projects); offset partially by,

•	Higher holding costs of $0.4 million for 2019 related to the two MPSV projects; and

•	The aforementioned project charges of $2.0 million for 2019.

General and administrative expense - General and administrative expense for 2019 and 2018 was $1.2 million (1.6% of revenue) and $1.4 million (3.3% of revenue), respectively, representing a decrease of 12.8%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019, offset partially by higher incentive plan costs.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018, was expense of $0.1 million and $0.2 million, respectively, primarily due to net losses on the sales of equipment.

Services

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$43,667	$44,075	$(408)	(0.9)%
Gross profit	3,878	6,199	(2,321)	(37.4)%
Gross profit percentage	8.9%	14.1%
General and administrative expense	916	1,496	580	38.8%
Other (income) expense, net	(55)	(38)	17	44.7%
Operating income	3,017	4,741	(1,724)	(36.4)%

Revenue - Revenue for 2019 and 2018 was $43.7 million and $44.1 million, respectively, representing a decrease of 0.9%.

Gross profit - Gross profit for 2019 and 2018 was $3.9 million (8.9% of revenue) and $6.2 million (14.1% of revenue), respectively. Gross profit for 2019 was impacted by the under recovery of overhead costs. The decrease in gross profit for 2019 relative to the prior period was primarily due to a lower margin project mix and reduced recoveries of overhead costs.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.9 million (2.1% of revenue) and $1.5 million (3.4% of revenue), respectively, representing a decrease of 38.8%. The decrease was primarily due to lower incentive plan costs and other cost reductions.

Corporate

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(4,806)	$(1,771)	$(3,035)	nm
Gross loss	(282)	(769)	487	63.3%
Gross loss percentage	n/a	n/a
General and administrative expense	4,182	4,435	253	5.7%
Other (income) expense, net	—	253	253	100.0%
Operating loss	(4,464)	(5,457)	993	18.2%

Gross loss - Gross loss for 2019 and 2018 was $0.3 million and $0.8 million, respectively. The decrease was primarily due to lower costs related to supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $4.2 million (2.8% of consolidated revenue) and $4.4 million (4.0% of consolidated revenue), respectively, representing a decrease of 5.7%. The decrease was primarily due to:

•	Lower incentive plan costs and board of director compensation costs; offset partially by,

•	Increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018; and

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended.

Other (income) expense, net - Other (income) expense, net for 2018 was expense of $0.3 million.

Liquidity and Capital Resources
Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement (discussed below). At June 30, 2019, our cash, cash equivalents and short-term investments totaled $76.0 million, and our immediately available liquidity was as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents (1)	$30,192
Short-term investments (2)	45,791
Total cash, cash equivalents and short-term investments	75,983
Credit Agreement total capacity	40,000
Outstanding letters of credit	(10,737)
Credit Agreement available capacity	29,263
Total available liquidity	$105,246
___________
(1) Includes U.S. Treasuries of $13.0 million with original maturities of three months or less.
(2) Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At June 30, 2019, our working capital was $99.1 million and included $76.0 million of cash, cash equivalents and short-term investments and $18.7 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at June 30, 2019 totaled $4.4 million, and consisted of net contracts assets and contract liabilities (collectively, "Contracts in Progress") of $37.5 million; contracts receivable and retainage of $23.3 million; inventory, prepaid expenses and other assets of $8.5 million; and accounts payable, accrued expenses and other liabilities of $65.0 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at June 30, 2019 and December 31, 2018, and changes in such amounts during the six months ended June 30, 2019, were as follows (in thousands):

	June 30,	December 31,
	2019	2018	Change(3)
Contract assets	$51,334	$29,982	$(21,352)
Contract liabilities(1)	(13,823)	(16,845)	(3,022)
Contracts in progress, net(2)	37,511	13,137	(24,374)
Contracts receivable and retainage, net	23,343	22,505	(838)
Inventory, prepaid expenses and other assets	8,530	9,356	826
Accounts payable, accrued expenses and other liabilities	(64,957)	(39,256)	25,701
Total	$4,427	$5,742	$1,315
___________

(1)	Contract liabilities at June 30, 2019 and December 31, 2018, include accrued contract losses of $2.0 million and $2.4 million, respectively.

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

Cash Flow Activity

Operating Activities - During the six months ended June 30, 2019, net cash used in operating activities was $2.9 million, compared to net cash used in operating activities of $26.4 million for the six months ended June 30, 2018. Cash used in operating activities during the 2019 period was primarily due to an operating loss for the period and the net impact of the following:

•
Net gains from asset sales of $0.9 million, bad debt expense of $59,000, depreciation and amortization expense of $5.0 million, asset impairments of $0.3 million, and stock-based compensation expense of $1.3 million;

•
Increase in contract assets of $21.4 million, primarily due to an increase in unbilled positions on two projects in our Shipyard Division related to the timing of progress billings (primarily for our first two regional class research vessel projects), and certain projects in our Fabrication Division related to the timing of milestone billings. See below for discussion of increase in related accounts payable;

•
Decrease in contract liabilities of $3.0 million, primarily due to the unwind of advance payments on a project in our Fabrication Division, offset partially by an increase in advance payments on two projects in our Shipyard Division;

•	Increase in contracts receivable and retainage of $0.9 million, primarily due to the timing of billings and collections on our projects;

•	Decrease in prepaid expenses, inventory and other assets of $0.2 million, primarily due to a decrease in inventory, offset partially by an increase in prepaid expenses;

•
Increase in accounts payable, accrued expenses and other current liabilities of $25.2 million, primarily due to increased project activity and the timing of payments for projects in our Shipyard Division (primarily for our first two regional class research vessel projects and our first towing, salvage and rescue ship project); and

•	Change in noncurrent assets and liabilities, net of $0.5 million.

During the three months ended June 30, 2019, net cash provided by operating activities was $5.6 million.

Investing Activities - During the six months ended June 30, 2019, net cash used in investing activities was $36.6 million, compared to net cash provided by investing activities of $50.2 million for the six months ended June 30, 2018. Cash used in investing activities during the 2019 period was primarily due to the purchase of short-term investments of $45.4 million and capital expenditures of $1.4 million, offset partially by maturities of short-term investments of $8.5 million and proceeds from the sale of equipment of $1.6 million.

Financing Activities - During the six months ended June 30, 2019, net cash used in financing activities was $0.8 million, compared to net cash used in financing activities of $0.8 million for the six months ended June 30, 2018. Cash used in financing activities for both the 2019 and 2018 periods was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

Credit Agreement - We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date from June 9, 2020 to June 9, 2021 and amend certain financial covenants. Our amended quarterly financial covenants at June 30, 2019, and for the remaining term of the Credit Agreement, are as follows:

•	Ratio of current assets to current liabilities of not less than 2.00:1.00;

•
Minimum tangible net worth of at least the sum of $170.0 million, plus 100% of the net proceeds from any issuance of stock or other equity after deducting any fees, commissions, expenses and other costs incurred in such offering; and

•	Ratio of funded debt (which includes outstanding letters of credit) to tangible net worth of not more than 0.50:1.00.

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.5% at June 30, 2019) or LIBOR (2.4% at June 30, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At June 30, 2019, we had no outstanding borrowings under our Credit Agreement and $10.7 million of outstanding letters of credit, providing $29.3 million of available capacity. At June 30, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $191.3 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.26 to 1.0 and a ratio of funded debt to tangible net worth of 0.06:1.0.

Surety Bonds - We issue surety bonds in the ordinary course of business to support our projects. At June 30, 2019, we had $375.9 million of outstanding surety bonds. Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Liquidity Outlook

As discussed in our Overview, we continue to focus on maintaining liquidity and securing meaningful new project awards and backlog in the near-term, and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the compensation paid to our directors and executive officers) and the sale of underutilized assets. In addition, at June 30, 2019, we continue to have $18.7 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. The primary uses of our liquidity for the remainder of 2019 and the foreseeable future are to fund:

•
The underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including potential enhancements to our Shipyard Division facilities);

•	Accrued contract losses recorded at June 30, 2019;

•	Working capital requirements for our projects (including the potential additional projects for the U.S. Navy if the aforementioned options are exercised); and

•	Corporate administrative expenses and strategic initiatives.

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

We believe that our cash, cash equivalents and short-term investments at June 30, 2019, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2019 and 2020, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the six months ended June 30, 2019. For more information on market risk, refer to Part II, Item 7A of our 2018 Annual Report.
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
During the three months ended June 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court. See Note 5 of our Financial Statements for further discussion of this litigation.

Item 1A. Risk Factors.
There have been no material changes from the information included in Item 1A “Risk Factors” in our 2018 Annual Report.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on May 13, 2019 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 13, 2019 (SEC File no. 001-34279).
10.1	Consent and Fourth Amendment to Credit Agreement dated May 1, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the SEC on May 7, 2019 (SEC File No. 001-34279.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

Date: August 6, 2019