Form 10-Q
period 2019-09-30
GULF ISLAND FABRICATION INC
filed 2019-11-05
CIK 1031623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 5, 2019, was 15,263,170.

GULF ISLAND FABRICATION, INC.
I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended September 30, 2019 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

pressure vessel	A metal container generally cylindrical or spheroid, capable of withstanding various internal pressure loads.

SEC	U.S. Securities and Exchange Commission.

Shipyard AHFS	A drydock held for sale by our Shipyard Division.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system(s).

South Texas Properties	Our former Texas North Yard and Texas South Yard. The Texas South Yard property was sold on April 20, 2018 and the Texas North Yard was sold on November 15, 2018.

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

- iv -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
GULF ISLAND FABRICATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,911	$70,457
Short-term investments	25,457	8,720
Contracts receivable and retainage, net	30,268	22,505
Contract assets	50,855	29,982
Inventory	4,358	6,088
Prepaid expenses and other assets	3,437	3,268
Assets held for sale	18,518	18,935
Total current assets	178,804	159,955
Property, plant and equipment, net	74,770	79,930
Other noncurrent assets	23,591	18,405
Total assets	$277,165	$258,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,781	$28,969
Contract liabilities	15,682	16,845
Accrued expenses and other liabilities	10,359	10,287
Total current liabilities	84,822	56,101
Other noncurrent liabilities	5,299	1,089
Total liabilities	90,121	57,190
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,263 shares issued and outstanding at September 30, 2019 and 15,090 at December 31, 2018	11,123	11,021
Additional paid-in capital	103,154	102,243
Retained earnings	72,767	87,836
Total shareholders’ equity	187,044	201,100
Total liabilities and shareholders’ equity	$277,165	$258,290
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$75,802	$49,712	$223,863	$161,016
Cost of revenue	78,487	52,924	227,593	164,248
Gross loss	(2,685)	(3,212)	(3,730)	(3,232)
General and administrative expense	3,970	4,902	11,791	14,703
Asset impairment and (gain) loss on assets held for sale, net	324	146	254	(5,683)
Other (income) expense, net	(51)	2,484	(181)	2,859
Operating loss	(6,928)	(10,744)	(15,594)	(15,111)
Interest (expense) income, net	139	72	527	(166)
Net loss before income taxes	(6,789)	(10,672)	(15,067)	(15,277)
Income tax (expense) benefit	10	(277)	(2)	(419)
Net loss	$(6,779)	$(10,949)	$(15,069)	$(15,696)
Per share data:
Basic and diluted loss per common share	$(0.44)	$(0.73)	$(0.99)	$(1.05)
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2017	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(5,296)	(5,296)
Vesting of restricted stock	133	(79)	(708)	—	(787)
Stock-based compensation expense	—	69	607	—	676
Balance at March 31, 2018	15,043	10,813	100,355	102,918	214,086
Net income	—	—	—	549	549
Stock-based compensation expense	—	75	680	—	755
Balance at June 30, 2018	15,043	10,888	101,035	103,467	215,390
Net loss	—	—	—	(10,949)	(10,949)
Vesting of restricted stock	1	—	(8)	—	(8)
Stock-based compensation expense	—	69	634	—	703
Balance at September 30, 2018	15,044	$10,957	$101,661	$92,518	$205,136

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity

	Shares	Amount
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	11,006	102,104	84,794	197,904
Net loss	—	—	—	(5,248)	(5,248)
Stock-based compensation expense	—	79	707	—	786
Balance at June 30, 2019	15,236	11,085	102,811	79,546	193,442
Net loss	—	—	—	(6,779)	(6,779)
Vesting of restricted stock	27	(8)	(73)	—	(81)
Stock-based compensation expense	—	46	416	—	462
Balance at September 30, 2019	15,263	$11,123	$103,154	$72,767	$187,044
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,

	2019	2018
Cash flows from operating activities:
Net loss	$(15,069)	$(15,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	7,264	7,788
Other amortization, net	37	(458)
Bad debt expense	59	2,776
Asset impairments	622	1,360
(Gain) loss on sale of assets held for sale, net	(369)	(3,701)
(Gain) loss on sale of fixed assets and other assets, net	(565)	87
(Gain) loss on insurance recoveries, net	—	(3,342)
Stock-based compensation expense	1,808	2,134
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(7,822)	(6,211)
Contract assets	(20,873)	(11,814)
Prepaid expenses, inventory and other current assets	1,502	(1,722)
Accounts payable	29,244	1,791
Contract liabilities	(1,164)	6,588
Accrued expenses and other liabilities	(470)	632
Noncurrent assets and liabilities, net (including long-term retainage)	(910)	1,122
Net cash used in operating activities	(6,706)	(18,666)
Cash flows from investing activities:
Capital expenditures	(1,990)	(2,362)
Purchases of short-term investments	(45,366)	(9,174)
Maturities of short-term investments	28,761	—
Proceeds from sale of property, plant and equipment	1,598	57,716
Recoveries from insurance claims	—	9,362
Net cash provided by (used in) investing activities	(16,997)	55,542
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	15,000
Repayment of borrowings under Credit Agreement	—	(15,000)
Payment of financing cost	(48)	(44)
Tax payments for vested stock withholdings	(795)	(795)
Net cash used in financing activities	(843)	(839)
Net increase (decrease) in cash and cash equivalents	(24,546)	36,037
Cash and cash equivalents, beginning of period	70,457	8,983
Cash and cash equivalents, end of period	$45,911	$45,020

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Significant projects in our backlog include the expansion of a paddle wheel riverboat, the construction of an offshore jacket and deck, five harbor tug vessels, three offshore regional class marine research vessels, three vehicle ferries, two towboats, an ice-breaker tug, and three towing, salvage and rescue ships. Projects completed in recent years include the fabrication of complex modules for a newbuild petrochemical facility and a meteorological tower and platform for an offshore wind project, and construction of two technologically advanced OSVs and five harbor tug vessels. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC"). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Business Outlook

We continue to strategically position the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities, and diversify our customer base within all operating divisions. In addition, we continue to focus on maintaining our liquidity and securing meaningful new project awards and backlog in the near-term and generating operating income and cash flows from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions and the sale of underutilized assets. We are further focused on strengthening relationships with key customers and enhancing our proposal, estimating and operations resources, processes and procedures to improve our competitiveness and overall project execution. See Note 3 for further discussion of our recent asset sales and assets held for sale at September 30, 2019.

We believe that our cash, cash equivalents and short-term investments at September 30, 2019, and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report.

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
Short-term investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2019, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity and have stated them at amortized cost. Due to their near-term maturities, amortized cost approximates fair value. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Allowance for Doubtful Accounts
In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We routinely review individual contract receivable balances for collectibility and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, and economic conditions in general.
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

Long-Lived Assets
We review long-lived assets for impairment, which include property, plant and equipment and our lease assets included within other noncurrent assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. During the three and nine months ended September 30, 2019, we identified no indicators of impairment.

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

T&M Contracts - Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred, and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

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

Adoption of Topic 606 - As discussed above, on January 1, 2018 we adopted Topic 606. Prior to our adoption of Topic 606, our determination of percentage-of-completion for our fixed-price and unit-rate contracts was based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. However, in our adoption of Topic 606, we adjusted our measure of progress for the determination of percentage-of-completion to include subcontract labor hours in addition to direct labor hours. Accordingly, our determination of percentage-of-completion for the three and nine months ended September 30, 2018, was based on this method.

During the fourth quarter 2018, we concluded that the use of labor hours for the determination of percentage-of-completion for our fixed-price and unit-rate contracts was not appropriate based on the changing mix of our contracts, which include an increasing amount of engineered equipment, manufactured materials, and subcontracted services and materials. We also concluded that in our adoption of Topic 606 as of January 1, 2018, our determination of percentage-of-completion for our fixed-price and unit-rate contracts should have been based on total contract costs incurred to date compared to total estimated contract costs. We further concluded that material costs that are significant to a contract and do not reflect an accurate measure of project completion should be excluded from the determination of our contract progress, and revenue for such materials should only be recognized to the extent of costs incurred. Accordingly, during the fourth quarter 2018, we corrected our percentage-of-completion estimates for our fixed-price and unit-rate contracts to be based on total costs incurred to date compared to total estimated contract costs. Accordingly, our determination of percentage-of-completion for the three and nine months ended September 30, 2019, was based on this method. The impact of the difference in methods of determining percentage-of-completion between the 2019 and 2018 periods was not material.
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

Pre-contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2019 and December 31, 2018, we had no deferred pre-contract costs.

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

The lease asset is reflected within other noncurrent assets, and the current and noncurrent portions of the lease liability are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. At September 30, 2019, our lease asset, current lease liability and long-term lease liability were $6.8 million, $0.3 million and $4.7 million, respectively. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 5 for further discussion of our lease liabilities.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30, 2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$19,474	$38,128	$6,770	$(65)	$64,307
T&M (2)	—	1,308	9,442	—	10,750
Other	—	—	1,295	(550)	745
Total	$19,474	$39,436	$17,507	$(615)	$75,802

	Three Months Ended September 30, 2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$3,382	$23,635	$10,422	$(494)	$36,945
T&M (2)	—	857	10,424	—	11,281
Other	—	—	1,771	(285)	1,486
Total	$3,382	$24,492	$22,617	$(779)	$49,712

	Nine Months Ended September 30, 2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$54,520	$108,361	$23,517	$(4,311)	$182,087
T&M (2)	—	5,229	30,403	—	35,632
Other	—	—	7,254	(1,110)	6,144
Total	$54,520	$113,590	$61,174	$(5,421)	$223,863

	Nine Months Ended September 30, 2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$30,197	$62,116	$31,288	$(1,989)	$121,612
T&M (2)	—	4,561	31,495	—	36,056
Other	—	—	3,909	(561)	3,348
Total	$30,197	$66,677	$66,692	$(2,550)	$161,016
____________
(1) Revenue is recognized as the contract is progressed over time.
(2) Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

A summary of our remaining performance obligations by operating segment at September 30, 2019, is as follows (in thousands).

Segment	Performance Obligations
Fabrication	$39,894
Shipyard (1)	384,852
Services	15,189
Total	$439,935

_____________

(1)
Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to termination notices from our customer. See Note 5 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at September 30, 2019, in the following periods (in thousands):

Year	Performance Obligations
Remainder of 2019	$79,028
2020	230,699
2021	122,068
Thereafter	8,140
Total	$439,935

Contracts Assets and Liabilities
Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Contract assets and contract liabilities included in our Balance Sheet at September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Contract assets	$50,855	$29,982
Contract liabilities (1), (2), (3)	(15,682)	(16,845)
Contracts in progress, net	$35,173	$13,137
______________

(1)
The decrease in contract liabilities compared to December 31, 2018, was primarily due to the unwind of advance payments on a project in our Fabrication Division, offset partially by an increase in billings on a project in our Fabrication Division and advance payments on a project in our Shipyard Division.

(2)
Revenue recognized during the three months ended September 30, 2019 and 2018, which related to amounts included in our contract liabilities balance at June 30, 2019 and 2018, was $8.5 million and $2.6 million respectively. Revenue recognized during the nine months ended September 30, 2019 and 2018, which related to amounts included in our contract liabilities balance at December 31, 2018 and 2017, was $14.3 million and $5.1 million, respectively.

(3)
Contract liabilities at September 30, 2019 and December 31, 2018, includes accrued contract losses of $3.0 million and $2.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

For the three months ended September 30, 2019, we had no provision for bad debts, and for the three months ended September 30, 2018, our provision for bad debts was $2.8 million. For the nine months ended September 30, 2019 and 2018, our provision for bad debts was $0.1 million and $2.8 million, respectively. Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our allowance for doubtful accounts at September 30, 2019 and December 31, 2018 was $0.1 million and $0.4 million, respectively.

Variable Consideration

For the three and nine months ended September 30, 2019 and 2018, we had no material amounts in revenue related to unapproved change orders, claims, or incentives. However, at September 30, 2019 and December 31, 2018, certain projects in our Shipyard and Services divisions reflected a reduction to our estimated contract price for liquidated damages of $11.8 million and $11.2 million, respectively, of which $11.2 million was recorded during 2017.

Changes in Project Estimates

For the three and nine months ended September 30, 2019, significant changes in estimated margins on projects resulted in an increase in our operating loss of $3.9 million and $5.8 million, respectively. The changes in estimates were associated with our harbor tug projects and ice-breaker tug project in our Shipyard Division and a project in our Services Division.

•
The changes in estimates for the harbor tug projects totaled $1.9 million and $3.1 million for the three and nine months ended September 30, 2019, respectively. The changes in estimates for the third quarter 2019 were the result of increased forecast costs and liquidated damages, primarily associated with the need to supplement and re-perform work for an under-performing paint subcontractor, higher cost estimates from our electrical and instrumentation subcontractor, and our inability to achieve previously anticipated labor productivity improvements on our uncompleted vessels, resulting in increased craft labor and subcontracted services and extensions of schedule for the projects. The changes in estimates for the first half of 2019 were the result of increased forecast costs, primarily associated with limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor, resulting in lower than anticipated craft labor productivity and extensions of schedule for the projects. The revised forecasts incorporate actual results obtained from completion of the fifth vessel in the third quarter 2019 and progress achieved on the remaining five vessels. At September 30, 2019, the uncompleted vessels were at various stages of completion ranging from approximately 13% to 88% and are forecast to be completed at various dates ranging from the fourth quarter 2019 through the third quarter 2020. The projects were in a loss position at September 30, 2019 and our reserve for estimated losses was $1.9 million. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.

•
The changes in estimates for the ice-breaker tug project totaled $0.5 million and $1.3 million for the three and nine months ended September 30, 2019, respectively. The changes in estimates for the third quarter 2019 were the result of increased forecast costs, primarily associated with difficulties encountered to launch the vessel and anticipated delays and costs to deliver the vessel, resulting in additional craft labor, subcontracted services and support, and an extension of schedule for the project. The changes in estimates for the first half of 2019 were the result of increased forecast costs, primarily associated with incomplete and deficient subcontracted production engineering, resulting in construction rework and disruption, lower than anticipated craft labor productivity and an extension of schedule for the project. At September 30, 2019, the vessel was approximately 85% complete and is forecast to be completed in the fourth quarter 2019 and delivered in the first quarter 2020. The project was in a loss position at September 30, 2019 and our reserve for estimated losses was $0.1 million. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended, or we experience further delays or additional costs to deliver the vessel, the project would experience further losses.

•
The changes in estimates for our Services project totaled $1.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. The changes in estimates were the result of increased forecast costs and liquidated damages, primarily associated with stringent welding procedure requirements and customer specifications for subsea components, resulting in additional materials, craft labor and subcontracted services and support, and an extension of schedule for the project. At September 30, 2019, the project was approximately 56% complete and is forecast to be completed in the first quarter 2020. The project was in a loss position at September 30, 2019 and our reserve for estimated losses was $0.6 million. If we continue to experience difficulties with the procedure requirements and specifications for the project or the schedule is further extended, the project would experience further losses.

For the three and nine months ended September 30, 2018, individual projects with significant changes in estimated margins did not have a material net impact on our loss from operations.

Other Project Matters

Project Tariffs - Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

Other - At September 30, 2019 and December 31, 2018, other noncurrent assets on our Balance Sheet included $3.0 million of retention for a previously completed project in our Fabrication Division for the fabrication of modules for a petrochemical facility. This retention is billable to the customer upon expiration of the contractual warranty period, which is expected to occur in the second quarter 2020; however, the customer has recently announced it is pursuing strategic alternatives and has executed amendments to its financing arrangements that could delay the timing of collection of the retention.

3. ASSETS HELD FOR SALE
A summary of our assets held for sale at September 30, 2019, is as follows (in thousands):

Assets	Fabrication Division	Shipyard Division	Consolidated
Machinery and equipment	$25,789	$898	$26,687
Accumulated depreciation	(7,871)	(298)	(8,169)
Total	$17,918	$600	$18,518

Fabrication Division Assets Held for Sale

South Texas Properties - During the first quarter 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale. During the second and fourth quarters of 2018, we completed the sale of the Texas South Yard and Texas North Yard, respectively, which included both fabrication yards and certain equipment. In connection with the sale of the Texas South Yard, during the nine months ended September 30, 2018, we received net proceeds of $53.8 million and recognized a gain of $3.9 million, which is included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

At September 30, 2019, our Fabrication Division continued to have $17.9 million of assets held for sale ("Fabrication AHFS"), which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana.

Hurricane Harvey Insurance Recoveries - During the third quarter 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. In connection therewith, during 2017 we received $6.0 million of insurance proceeds as an initial payment from our insurance carriers, of which approximately $3.2 million was reflected as a liability on our Balance Sheet at December 31, 2017, related to estimated future repairs associated with Hurricane Harvey. In addition, during the second quarter 2018, we agreed to a global settlement with our insurance carriers for total insurance payments of $15.4 million, inclusive of the $6.0 million payment received during 2017 and $9.4 million of payments received during the nine months ended September 30, 2018. In applying the settlement proceeds (which were inclusive of agreed upon deductibles), we allocated the 2018 recoveries and the liability accrued at December 31, 2017, as follows:

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

•	$3.6 million gain recorded during the nine months ended September 30, 2018, which is included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

Other - During the nine months ended September 30, 2019 and 2018, we received proceeds of $0.4 million and $1.2 million, respectively, related to the sale of assets that were held for sale, which resulted in a gain of $0.3 million and loss of $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we recorded expense of $0.3 million and $1.4 million related to the impairment of other assets that were held for sale. The net expense of $1.8 million for the nine months ended September 30, 2018 is included within asset impairments and (gain) loss on assets held for sale, net on our Statement of Operations.

The sale of our South Texas Properties did not impact our ability to operate our Fabrication Division. Further, the sale of our South Texas Properties, and the Fabrication AHFS, did not qualify for discontinued operations presentation as we continue to operate our Fabrication Division at our fabrication yard in Houma, Louisiana.

Shipyard Division Assets Held for Sale

At September 30, 2019, our Shipyard Division had $0.6 million of assets held for sale ("Shipyard AHFS"), which consists of a 2,500-ton drydock located at our shipyard in Houma, Louisiana. The carrying value reflects an impairment of $0.3 million recorded during the three and nine months ended September 30, 2019, as we sold the drydock in October 2019 for net proceeds of $0.6 million, which was $0.3 million less than its carrying value. The Shipyard AHFS did not qualify for discontinued operations presentation.

4. CREDIT FACILITIES
Credit Agreement

We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date to June 9, 2021 and amend certain financial covenants. Our amended quarterly financial covenants for the remaining term of the Credit Agreement are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.0% at September 30, 2019) or LIBOR (2.0% at September 30, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At September 30, 2019, we had no outstanding borrowings under our Credit Agreement and $10.4 million of outstanding letters of credit, providing $29.6 million of available capacity. At September 30, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $185.2 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.11:1.00, and a ratio of funded debt to tangible net worth of 0.06:1.00.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At September 30, 2019, we had $409.3 million of outstanding surety bonds.

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

MPSV Termination Letter

During the first quarter 2018, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed vessels and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also made claims under the bonds issued by the Surety in connection with the construction of the vessels.  We have discussed with the Surety our disagreement with the customer’s purported terminations and its claims and continue to confer with the Surety regarding the dispute with the customer.

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer's purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount. We filed a response to the counterclaim denying all of the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court. The customer recently filed an amendment to its counterclaim to add claims by the customer against the Surety.  The customer also recently filed a second motion for summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion is currently scheduled for November 5, 2019.  Discovery in connection with the lawsuit is underway.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer's claims. At September 30, 2019 and December 31, 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported termination of the contracts.

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

Period	Payments
Remainder of 2019	$163
2020	659
2021	668
2022	677
2023	676
Thereafter	6,173
Total lease payments	9,016
Less interest	(3,989)
Present value of lease liabilities	$5,027

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our Credit Agreement adjusted for terms similar to that of our leased properties.  At September 30, 2019, our weighted-average remaining lease term was approximately 15.8 years and the weighted-average discount rate used to derive our lease liability was 7.5%. Cash paid for lease liabilities for the three and nine months ended September 30, 2019 was $0.2 million and $0.5 million, respectively.

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

6. INCOME (LOSS) PER COMMON SHARE
The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common shareholders	$(6,779)	$(10,949)	$(15,069)	$(15,696)
Weighted-average shares (1)	15,254	15,044	15,214	15,017
Basic and diluted loss per common share	$(0.44)	$(0.73)	$(0.99)	$(1.05)
______________
(1) We have no dilutive securities.

7. SEGMENT DISCLOSURES

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of a specific EPC project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is the result of our reduced emphasis on EPC project management opportunities and greater focus on modular fabrication and offshore wind opportunities. As a result of the aforementioned, we currently operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our current reportable segments. The segment results for the EPC Division for the three and nine months ended September 30, 2018 were combined with the Fabrication Division to conform to the presentations of our reportable segments for the 2019 periods. We believe that our operating divisions meet the criteria of reportable segments under GAAP. Our three operating divisions and Corporate Division are discussed below:
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

Shipyard Division - Our Shipyard Division fabricates newbuild vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, lift boats and other marine vessels. Our Shipyard Division also performs marine repair activities, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning. In addition, our Shipyard Division performs conversion projects that consist of lengthening vessels, modifying vessels to permit their use for a different type of activity, and other modifications to enhance the capacity or functionality of a vessel. These activities are performed at our shipyards in Houma, Jennings and Lake Charles, Louisiana.

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

We generally evaluate the performance of, and allocate resources to, our operating divisions based upon revenue, gross profit (loss) and operating income (loss). Division assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands):

	Three Months Ended September 30, 2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$19,474	$39,436	$17,507	$(615)	$75,802
Gross profit (loss)	(428)	(2,402)	210	(65)	(2,685)
Operating loss	(848)	(3,349)	(407)	(2,324)	(6,928)
Depreciation and amortization expense	840	992	362	96	2,290
Capital expenditures	137	326	168	—	631
Total assets (1)	63,098	109,129	28,604	76,334	277,165

	Three Months Ended September 30, 2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$3,382	$24,492	$22,617	$(779)	$49,712
Gross profit (loss)	(4,237)	(1,764)	3,191	(402)	(3,212)
Operating income (loss)	(8,277)	(2,454)	2,482	(2,495)	(10,744)
Depreciation and amortization expense	1,023	1,050	365	42	2,480
Capital expenditures	142	783	545	1	1,471
Total assets (1)	85,780	86,162	32,427	58,595	262,964

	Nine Months Ended September 30, 2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$54,520	$113,590	$61,174	$(5,421)	$223,863
Gross profit (loss)	(1,877)	(5,594)	4,088	(347)	(3,730)
Operating income (loss)	(3,599)	(7,817)	2,610	(6,788)	(15,594)
Depreciation and amortization expense	2,698	3,148	1,099	319	7,264
Capital expenditures	282	1,060	648	—	1,990
Total assets (1)	63,098	109,129	28,604	76,334	277,165

	Nine Months Ended September 30, 2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$30,197	$66,677	$66,692	$(2,550)	$161,016
Gross profit (loss)	(5,888)	(5,563)	9,390	(1,171)	(3,232)
Operating income (loss)	(6,572)	(7,810)	7,223	(7,952)	(15,111)
Depreciation and amortization expense	3,219	3,170	1,141	258	7,788
Capital expenditures	142	1,442	708	70	2,362
Total assets (1)	85,780	86,162	32,427	58,595	262,964
____________

(1)	Cash and short-term investments are reported within our Corporate Division. Total assets previously reported for 2018 have been recast to conform to our presentation for 2019.

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

We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division, and accordingly, the segment results for the EPC Division for the three and nine months ended September 30, 2018 were combined with the Fabrication Division to conform to the presentation of our reportable segments for the 2019 period. See Note 7 of our Financial Statements for further discussion of our realigned operating divisions. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana.

Beginning in late 2014, a severe and sustained decline in oil and gas prices led to a significant decline in oil and gas industry drilling activities and capital spending from our traditional offshore customer base. As a result, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and a significant underutilization of our facilities in our Fabrication and Shipyard Divisions. In addition, we incurred losses on certain projects in our Shipyard and Fabrication Divisions. As a result of these market changes and project losses, we implemented initiatives to preserve and improve our liquidity through cost reduction efforts and the sale of underutilized assets. Further, to reduce our Fabrication Division's reliance on offshore oil and gas construction and our Shipyard Division's reliance on marine vessel work related to the oil and gas sector, we began to strategically reposition the Company to participate in the fabrication of petrochemical and industrial facilities, pursue offshore wind opportunities and diversify our customer base within all our operating divisions. We have made significant progress in our efforts to reposition the Company, increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the compensation paid to our directors and executive officers) and the sale of underutilized assets. We are further focused on strengthening relationships with key customers and enhancing our proposal, estimating and operations resources, processes and procedures to improve our competitiveness and overall project execution.

Ongoing Effort to Divest of Underutilized Assets

Fabrication Assets Held for Sale - At September 30, 2019, our Fabrication Division had $17.9 million of assets held for sale ("Fabrication AHFS") which were initially expected to be sold with the South Texas Properties. These assets consist primarily of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment. The Fabrication AHFS were relocated to our fabrication yard in Houma, Louisiana. See Note 3 of our Financial Statements for further discussion of our assets held for sale, including recent sales of underutilized assets.

Shipyard Assets Held for Sale - At September 30, 2019, our Shipyard Division had $0.6 million of assets held for sale, which consists of a 2,500-ton drydock. We sold the drydock in October 2019 for net proceeds of $0.6 million.

Ongoing Efforts to Increase Our Backlog, Diversify Our Customer Base and Resolve Customer Dispute

Pursuit of petrochemical and industrial fabrication work - We continue to focus our business development efforts on petrochemical and industrial fabrication opportunities in response to the depressed offshore fabrication market. Although our pursuit of certain large project opportunities has been negatively affected by the timing and delay of such opportunities and the competitive market environment, we have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules and structures continues to be at its highest level since we commenced our initiative. In addition, during 2018 we completed the fabrication and timely delivery of four large modules for a new petrochemical facility in the U.S., providing increased confidence to our customers that we can successfully compete and execute in the onshore fabrication market.

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

coast of Maryland. These projects demonstrate our ability to provide structures for this emerging industry. We are also strengthening our project management capabilities to support potential offshore wind projects and, during the first quarter 2019, executed a cooperation agreement with Smulders to jointly pursue U.S. offshore wind opportunities. Smulders, a Belgian company, is a major fabrication supplier of offshore wind structures in Europe. Although we believe such a relationship will help to strategically position us in our pursuit of offshore wind projects, we can provide no assurances that we will successfully obtain future project awards as a result of this arrangement.

Diversification and Growth of our Customer Base - We are continuing to diversify our customer base within our operating divisions.

•	Shipyard Division - Within our Shipyard Division we have increased our backlog with customers outside of the oil and gas sector. At September 30, 2019, projects in our backlog include:

–	The construction of three towing, salvage and rescue ships (individual project values of approximately $64.0 million), with customer options for five additional vessels;

–	The construction of three regional class research vessels (individual project values of approximately $69.0 to $77.0 million);

–	The construction of a seventy-vehicle ferry; and

–	The construction of five harbor tug vessels.

•
Fabrication Division - Within our Fabrication Division we have increased our backlog with traditional and non-traditional fabrication work as we continue to pursue petrochemical and industrial fabrication opportunities for modules and structures. At September 30, 2019, projects in our backlog include:

–	The fabrication of an offshore jacket and deck (destined for Trinidad);

–	The expansion and delivery of a 245-guest paddle wheel riverboat. The riverboat will be reconfigured using the existing hull of a former gaming vessel; and

–	The construction of two, forty-vehicle ferries.
These projects represent large steel structures that are well suited for our fabrication yard in Houma, Louisiana.

•
Services Division - Within our Services Division our activity has been impacted by the timing of new project awards and fluctuations in the demand for our products and services. Further, in recent periods we have experienced an increasing amount of lower margin maintenance work and material sales compared to services associated with offshore tie-backs and fabricated products, which have historically provided higher margin opportunities. We anticipate this recent mix of work will continue for the remainder of 2019. Although visibility beyond 2019 is uncertain, and fluctuations in the timing and mix of work are normal, we believe that the overall market demand for the products and services offered by this Division is strong. We are continuing to pursue opportunities for offshore and onshore plant expansion and maintenance work, and we are receiving indications from our customers that the need for offshore tie-backs and fabricated products is increasing.

MPSV Contracts Dispute - During the first quarter 2018, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work, and the partially completed vessels and associated equipment and materials remain at our shipyard in Houma, Louisiana. The customer also made claims under the bonds issued by the Surety in connection with the construction of the vessels.  We have discussed with the Surety our disagreement with the customer’s purported terminations and its claims and continue to confer with the Surety regarding the dispute with the customer.

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer's purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount. We filed a response to the counterclaim denying all of the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court. The customer recently filed an amendment to its counterclaim to add claims by the customer against the Surety.  The customer also recently filed a second motion for summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion is currently scheduled for November 5, 2019.  Discovery in connection with the lawsuit is underway.

We are unable to determine the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At September 30, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million related to these projects. See "Legal Proceedings" in Part II, Item 1 of this Report and Note 5 of our Financial Statements for further discussion of our dispute.

Review of Alternative Strategies

On November 4, 2019, we announced the completion of our previously announced review of alternative strategies that began in early May 2019.

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

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. Our focus remains on maintaining our liquidity and securing meaningful new project awards and backlog in the near-term and generating operating income and cash flows from operations in the longer-term. Although we experienced a decline in backlog for our Fabrication and Shipyard Divisions during the third quarter 2019, we believe we will be successful securing new project awards and growing our backlog in the future. Further, we are experiencing significantly improved utilization of our Shipyard facilities as we ramp up construction activities for our large projects in backlog; however, we anticipate that our Fabrication Division will be negatively impacted in the near-term by the underutilization of its facilities due to the delay in timing of new project awards. Both divisions will also be impacted by lower margin backlog related to previous project awards bid at competitive pricing. In addition, certain projects within our backlog are in a loss position, and the projects will result in future revenue with no gross profit.

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

New Project Awards and Backlog
New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unearned value of our new project awards and may differ from the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at September 30, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements) to our reported backlog at September 30, 2019, is provided below (in thousands).

	September 30, 2019
	Fabrication	Shipyard	Services	Consolidated
Remaining performance obligations under Topic 606	$39,894	$384,852	$15,189	$439,935
Contracts under purported termination (1)	—	21,888	—	21,888
Total Backlog (2)	$39,894	$406,740	$15,189	$461,823

Backlog by Division at September 30, 2019 and December 31, 2018, is as follows (in thousands):

	September 30, 2019		December 31, 2018
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$39,894	253	$63,883	369
Shipyard	406,740	2,364	281,531	1,684
Services	15,189	283	11,046	171
Total Backlog (2)	$461,823	2,900	$356,460	2,224

Backlog at September 30, 2019 is expected to be recognized as revenue in the following periods (in thousands, except for percentages):

Year (3)	Total
Remainder of 2019	$79,028
2020	230,699
2021	122,068
Thereafter	8,140
Future performance obligations under Topic 606	439,935
Contracts under purported termination (1)	21,888
Backlog (2)	$461,823
___________

(1)
Represents backlog within our Shipyard Division related to contracts for the construction of two MPSVs that are subject to a purported notice of termination by our customer. We dispute the purported termination and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the two MPSVs. See Note 5 of our Financial Statements for further discussion of the dispute.

(2)
At September 30, 2019, nine customers represented approximately 95% of our backlog, and at December 31, 2018, seven customers represented approximately 90% of our backlog. At September 30, 2019, backlog from the nine customers consisted of:

(i)	Construction of two harbor tugs within our Shipyard Division. The third of five vessels was completed in the third quarter 2019. We estimate completion of the remaining vessels in 2020;

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

(v)	Expansion of a 245-guest paddle wheel riverboat within our Fabrication Division. We estimate completion of the vessel in 2020;

(vi)	Construction of two, forty-vehicle ferries within our Fabrication Division. We estimate completion of the vessels in 2020;

(vii)	Fabrication of an offshore jacket and deck (destined for Trinidad) within our Fabrication Division. We estimate completion of the project in 2020;

(viii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2020; and

(ix)	Construction of two MPSV's within our Shipyard Division. See footnote 1 above for further discussion.

(3)
The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog.

Our contracts for the construction of three towing, salvage and rescue ships contain options which grant our customer (the U.S. Navy) the right, if exercised, for the construction of additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by our customer, our backlog would increase by approximately $333.0 million. We have not received any commitments from our customer related to the exercise of these options, and we can provide no assurances that any options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.
As our backlog increases, we will add personnel with critical project management and fabrication skills to ensure we have the resources necessary to properly execute our projects and support our project risk mitigation discipline for all projects. This may negatively impact near-term results.

Results of Operations
Comparison of Three Months Ended September 30, 2019 and 2018 (in thousands in each table, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$75,802	$49,712	$26,090	52.5%
Cost of revenue	78,487	52,924	(25,563)	(48.3)%
Gross loss	(2,685)	(3,212)	527	16.4%
Gross loss percentage	(3.5)%	(6.5)%
General and administrative expense	3,970	4,902	932	19.0%
Asset impairments and (gain) loss on assets held for sale, net	324	146	(178)	(121.9)%
Other (income) expense, net	(51)	2,484	2,535	nm
Operating loss	(6,928)	(10,744)	3,816	35.5%
Interest (expense) income, net	139	72	67	93.1%
Net loss before income taxes	(6,789)	(10,672)	3,883	36.4%
Income tax (expense) benefit	10	(277)	287	nm
Net loss	$(6,779)	$(10,949)	$4,170	38.1%

Revenue - Revenue for 2019 and 2018 was $75.8 million and $49.7 million, respectively, representing an increase of 52.5%. The increase was primarily due to:

•
Increased revenue for our Shipyard Division of $14.9 million, primarily due to progress on our regional class research vessel projects and towing, salvage and rescue ship projects, offset partially by lower revenue for our harbor tug projects and ice-breaker tug project; and

•
Increased revenue for our Fabrication Division of $16.1 million, primarily due to progress on our paddle wheel riverboat project, vehicle ferry projects and offshore jacket and deck project, which were not under construction in the prior period; offset partially by,

•	Decreased revenue for our Services Division of $5.1 million, primarily due to the timing of new project awards and materials representing a lower percentage of revenue.

Gross loss - Gross loss for 2019 and 2018 was $2.7 million (3.5% of revenue) and $3.2 million (6.5% of revenue), respectively. The gross loss for 2019 was primarily due to:

•
Under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division), including a $0.4 million impact due to Hurricane Barry associated with the costs of hurricane preparation and its impact on the utilization of our facilities and personnel;

•
Charge of $1.9 million related to forecast cost increases and liquidated damages on our harbor tug projects in our Shipyard Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects);

•
Charge of $1.5 million related to forecast cost increases and liquidated damages on a subsea components fabrication project in our Services Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project); and

•
Charge of $0.5 million related to forecast cost increases on our ice-breaker tug project in our Shipyard Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The decrease in gross loss for 2019 relative to the prior period was primarily due to:

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix for our Shipyard Division (excluding the aforementioned project charges); offset partially by,

•	The aforementioned project charges of $3.9 million for 2019; and

•	A lower margin project mix for our Services Division (excluding the aforementioned project charge).

General and administrative expense - General and administrative expense for 2019 and 2018 was $4.0 million (5.2% of revenue) and $4.9 million (9.9% of revenue), respectively, representing a decrease of 19.0%. The decrease was primarily due to:

•	Lower incentive plan costs, board of director compensation costs, and legal and advisory fees related to customer disputes; offset partially by,

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.3 million and $0.6 million for 2019 and 2018, respectively.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a loss of $0.3 million and $0.1 million, respectively. The loss for 2019 was primarily due to the impairment of a drydock held for sale in our Shipyard Division as we sold the drydock for net proceeds of $0.6 million in October 2019, which was $0.3 million less than its carrying value. See Note 3 of our Financial Statements for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was income of $0.1 million and expense of $2.5 million, respectively. Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items. The expense for 2018 was primarily due to bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the quarter within our Fabrication Division as we received indications that collectibility of the receivable was no longer probable, offset partially by net gains on the sales of equipment. The reserved receivable was ultimately collected in the fourth quarter 2018.

Interest (expense) income, net - Interest (expense) income, net for 2019 and 2018, was income of $0.1 million and $0.1 million, respectively. The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability. The net interest income for 2018 was primarily due to interest earned on our cash and short-term investment balances.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was a benefit of $10,000 and expense of $0.3 million, respectively. Income tax (expense) benefit represents state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods.

Operating Segments

Fabrication Division(1)

	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$19,474	$3,382	$16,092	475.8%
Gross loss	(428)	(4,237)	3,809	89.9%
Gross loss percentage	(2.2)%	(125.3)%
General and administrative expense	440	1,409	969	68.8%
Asset impairments and (gain) loss on assets held for sale, net	—	146	146	100.0%
Other (income) expense, net	(20)	2,485	2,505	100.8%
Operating loss	(848)	(8,277)	7,429	89.8%
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

Revenue - Revenue for 2019 and 2018 was $19.5 million and $3.4 million, respectively, representing an increase of 475.8%. The increase was primarily due to progress on our paddle wheel riverboat project, vehicle ferry projects and jacket and deck project, which were not under construction in the prior period.

Gross loss - Gross loss for 2019 and 2018 was $0.4 million (2.2% of revenue) and $4.2 million (125.3% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The decrease in gross loss for 2019 relative to the prior period was primarily due to higher revenue and increased recoveries of overhead costs due to higher activity.

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.4 million (2.3% of revenue) and $1.4 million (41.7% of revenue), respectively, representing a decrease of 68.8%. The decrease was primarily due to lower costs associated with our former EPC Division and lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2018 was a loss of $0.1 million.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was income of $20,000 and expense of $2.5 million, respectively. The expense for 2018 was primarily due to bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the quarter as we received indications that collectibility of the receivable was no longer probable, offset partially by net gains on the sales of equipment. The reserved receivable was ultimately collected in the fourth quarter 2018.

Shipyard

	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$39,436	$24,492	$14,944	61.0%
Gross loss	(2,402)	(1,764)	(638)	(36.2)%
Gross loss percentage	(6.1)%	(7.2)%
General and administrative expense	657	696	39	5.6%
Asset impairments and (gain) loss on assets held for sale, net	324	—	(324)	nm
Other (income) expense, net	(34)	(6)	28	nm
Operating loss	(3,349)	(2,454)	(895)	(36.5)%

Revenue - Revenue for 2019 and 2018 was $39.4 million and $24.5 million, respectively, representing an increase of 61.0%. The increase was primarily due to:

•	Progress on our regional class research vessel projects and towing, salvage and rescue ship projects; offset partially by,

•	Lower revenue for our harbor tug projects and ice-breaker tug project.

Gross loss - Gross loss for 2019 and 2018 was $2.4 million (6.1% of revenue) and $1.8 million (7.2% of revenue), respectively. The gross loss for 2019 was primarily due to:

•
Charge of $1.9 million related to forecast cost increases and liquidated damages on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects);

•
Charge of $0.5 million related to forecast cost increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project); and

•	Under recovery of overhead costs.

The increase in gross loss for 2019 relative to the prior period was primarily due to:

•	The aforementioned project charges of $2.4 million for 2019; offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix (excluding the aforementioned project charges).

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.7 million (1.7% of revenue) and $0.7 million (2.8% of revenue), respectively, representing a decrease of 5.6%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 was a loss of $0.3 million. The loss for 2019 was primarily due to the impairment of a drydock held for sale as we sold the drydock for net proceeds of $0.6 million in October 2019, which was $0.3 million less than its carrying value.

Services

	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$17,507	$22,617	$(5,110)	(22.6)%
Gross profit	210	3,191	(2,981)	(93.4)%
Gross profit percentage	1.2%	14.1%
General and administrative expense	614	705	91	12.9%
Other (income) expense, net	3	4	1	nm
Operating income (loss)	(407)	2,482	(2,889)	(116.4)%

Revenue - Revenue for 2019 and 2018 was $17.5 million and $22.6 million, respectively, representing a decrease of 22.6%. The decrease was primarily due to the timing of new project awards and materials representing a lower percentage of revenue.

Gross profit - Gross profit for 2019 and 2018 was $0.2 million (1.2% of revenue) and $3.2 million (14.1% of revenue), respectively. Gross profit for 2019 was impacted by a charge of $1.5 million related to forecast cost increases and liquidated damages on a subsea components fabrication project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project). The 2019 period was also impacted by $0.2 million due to Hurricane Barry associated with the costs of hurricane preparation and its impact on the utilization of our facilities and personnel.

The decrease in gross profit for 2019 relative to the prior period was primarily due to the aforementioned project charge, lower revenue and a lower margin project mix (excluding the project charge).

General and administrative expense - General and administrative expense for 2019 and 2018 was $0.6 million (3.5% of revenue) and $0.7 million (3.1% of revenue), respectively, representing a decrease of 12.9%. The decrease was primarily due to lower incentive plan costs other cost reductions.

Corporate

	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(615)	$(779)	$164	nm
Gross loss	(65)	(402)	337	83.8%
Gross loss percentage	n/a	n/a
General and administrative expense	2,259	2,092	(167)	(8.0)%
Other (income) expense, net	—	1	1	100.0%
Operating loss	(2,324)	(2,495)	171	6.9%

Gross loss - Gross loss for 2019 and 2018 was $0.1 million and $0.4 million, respectively. The decrease was primarily due to lower costs related to supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.3 million (3.0% of consolidated revenue) and $2.1 million (4.2% of consolidated revenue), respectively, representing an increase of 8.0%. The increase was primarily due to:

•	Increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018; and

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business; offset partially by,

•	Lower incentive plan costs and board of director compensation costs.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended.

Comparison of Nine Months Ended September 30, 2019 and 2018 (in thousands for each table, except for percentages):
In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$223,863	$161,016	$62,847	39.0%
Cost of revenue	227,593	164,248	(63,345)	(38.6)%
Gross loss	(3,730)	(3,232)	(498)	(15.4)%
Gross loss percentage	(1.7)%	(2.0)%
General and administrative expense	11,791	14,703	2,912	19.8%
Asset impairments and (gain) loss on assets held for sale, net	254	(5,683)	(5,937)	(104.5)%
Other (income) expense, net	(181)	2,859	3,040	nm
Operating loss	(15,594)	(15,111)	(483)	(3.2)%
Interest (expense) income, net	527	(166)	693	nm
Net loss before income taxes	(15,067)	(15,277)	210	1.4%
Income tax (expense) benefit	(2)	(419)	417	nm
Net loss	$(15,069)	$(15,696)	$627	4.0%

Revenue - Revenue for 2019 and 2018 was $223.9 million and $161.0 million, respectively, representing an increase of 39.0%. The increase was primarily due to:

•
Increased revenue for our Shipyard Division of $46.9 million, primarily due to progress on our regional class research vessel projects and towing, salvage and rescue ship projects, offset partially by lower revenue for our harbor tug projects and the prior period including revenue on our two MPSV contracts which were suspended during the first quarter 2018 (See Note 5 of our Financial Statements for further discussion of our MPSV contracts); and

•
Increased revenue for our Fabrication Division of $24.3 million, primarily due to progress on our paddle wheel riverboat project, vehicle ferry projects and jacket and deck project, which were not under construction in the prior period, offset partially by the prior period including revenue associated with the fabrication of modules for a petrochemical facility which was completed during the second quarter 2018; offset partially by,

•	Decreased revenue for our Services Division of $5.5 million due to the timing of new project awards.

Gross loss - Gross loss for 2019 and 2018 was $3.7 million (1.7% of revenue) and $3.2 million (2.0% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division);

•
Holding costs of $1.0 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•
Charge of $3.1 million related to forecast cost increases and liquidated damages on our harbor tug projects in our Shipyard Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects);

•
Charge of $1.4 million related to forecast cost increases and liquidated damages on a subsea components fabrication project in our Services Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project); and

•
Charge of $1.3 million related to forecast cost increases on our ice-breaker tug project in our Shipyard Division (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project).

The increase in gross loss for 2019 relative to the prior period was primarily due to:

•	The aforementioned project charges of $5.8 million for 2019; and

•	A lower margin project mix for our Services Division (excluding the aforementioned project charge); offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix for our Fabrication Division and Shipyard Division (excluding the aforementioned project charges).

General and administrative expense - General and administrative expense for 2019 and 2018 was $11.8 million (5.3% of revenue) and $14.7 million (9.1% of revenue), respectively, representing a decrease of 19.8%. The decrease was primarily due to:

•	Lower incentive plan costs, board of director compensation costs, and legal and advisory fees related to customer disputes; offset partially by,

•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.8 million and $1.5 million for 2019 and 2018, respectively.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a loss of $0.3 million and a gain $5.7 million, respectively. The loss for 2019 was primarily due to the impairment of a drydock held for sale. The gain for 2018 was primarily due to the net impact of:

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

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was income of $0.2 million and expense of $2.9 million, respectively. Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items. The income for 2019 was primarily due to net gains on the sales of equipment. The expense for 2018 was primarily due to bad debt expense of $2.8 million related to a contracts receivable reserve recorded within our Fabrication Division as we received indications that collectibility of the receivable was no longer probable, offset partially by net gains on the sales of equipment. The reserved receivable was ultimately collected in the fourth quarter 2018.

Interest (expense) income, net - Interest (expense) income, net for 2019 and 2018, was income of $0.5 million and expense of $0.2 million, respectively. The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability. The net interest expense for 2018 was primarily due to borrowings under our Credit Agreement during 2018.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was expense of $2,000 and $0.4 million, respectively. Income tax expense represents state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods.

Operating Segments

Fabrication Division(1)

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$54,520	$30,197	$24,323	80.5%
Gross loss	(1,877)	(5,888)	4,011	68.1%
Gross loss percentage	(3.4)%	(19.5)%
General and administrative expense	1,949	3,886	1,937	49.8%
Asset impairments and (gain) loss on assets held for sale, net	(70)	(5,683)	(5,613)	(98.8)%
Other (income) expense, net	(157)	2,481	2,638	nm
Operating loss	(3,599)	(6,572)	2,973	nm
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

Revenue - Revenue for 2019 and 2018 was $54.5 million and $30.2 million, respectively, representing an increase of 80.5%. The increase was primarily due to:

•	Progress on our paddle wheel riverboat project, vehicle ferry projects and jacket and deck project which were not under construction in the prior period; offset partially by,

•	The prior period including revenue associated with the fabrication of modules for a petrochemical facility which was completed during the second quarter 2018.

Gross loss - Gross loss for 2019 and 2018 was $1.9 million (3.4% of revenue) and $5.9 million (19.5% of revenue), respectively. The gross loss for 2019 was primarily due to the under recovery of overhead costs. The decrease in gross loss for 2019 relative to the prior period was primarily due to higher revenue, increased recoveries of overhead costs due to higher activity, and a higher margin project mix.

General and administrative expense - General and administrative expense for 2019 and 2018 was $1.9 million (3.6% of revenue) and $3.9 million (12.9% of revenue), respectively, representing a decrease of 49.8%. The decrease was primarily due to lower costs associated with our former EPC Division and lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 and 2018 was a gain of $0.1 million and $5.7 million, respectively. The gain for 2018 was primarily due to the net impact of:

•	A gain of $3.9 million from the sale of our Texas South Yard; and

•	A gain of $3.6 million from the settlement of our insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,

•	Impairments of $1.4 million related to assets held for sale.

Other (income) expense, net - Other (income) expense, net for the 2019 and 2018 was income of $0.2 million and expense of $2.5 million, respectively. The income for 2019 was primarily due to net gains on the sales of equipment. The expense for 2018 was primarily due to bad debt expense of $2.8 million related to a contracts receivable reserve recorded during the period as we received indications that collectibility of the receivable was no longer probable, offset partially by net gains on the sales of equipment. The reserved receivable was ultimately collected in the fourth quarter 2018.

Shipyard

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$113,590	$66,677	$46,913	70.4%
Gross loss	(5,594)	(5,563)	(31)	(0.6)%
Gross loss percentage	(4.9)%	(8.3)%
General and administrative expense	1,871	2,089	218	10.4%
Asset impairments and (gain) loss on assets held for sale, net	324	—	(324)	nm
Other (income) expense, net	28	158	130	82.3%
Operating loss	(7,817)	(7,810)	(7)	(0.1)%

Revenue - Revenue for 2019 and 2018 was $113.6 million and $66.7 million, respectively, representing an increase of 70.4%. The increase was primarily due to:

•	Progress on our regional class research vessel projects and towing, salvage and rescue ship projects; offset partially by,

•
Lower revenue for our harbor tug projects and the prior period including revenue on our two MPSV contracts which were suspended during the first quarter 2018 (See Note 5 of our Financial Statements for further discussion of our MPSV contracts).

Gross loss - Gross loss for 2019 and 2018 was $5.6 million (4.9% of revenue) and $5.6 million (8.3% of revenue), respectively. The gross loss for 2019 was primarily due to:

•
Holding costs of $1.0 million related to the two MPSV vessels which remain in our possession and are subject to dispute (See Note 5 of our Financial Statements for further discussion of our MPSV dispute);

•
Charge of $3.1 million related to forecast cost increases and liquidated damages on our harbor tug projects (see Note 2 of our Financial Statements for further discussion of the changes in estimates on these projects);

•
Charge of $1.3 million related to forecast cost increases on our ice-breaker tug project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project); and

•	Under recovery of overhead costs.

The comparable gross loss for 2019 relative to the prior period was primarily due to:

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and

•	A higher margin project mix (excluding the aforementioned project charges); offset partially by,

•	The aforementioned project charges of $4.4 million for 2019.

General and administrative expense - General and administrative expense for 2019 and 2018 was $1.9 million (1.6% of revenue) and $2.1 million (3.1% of revenue), respectively, representing a decrease of 10.4%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Asset impairments and (gain) loss on assets held for sale, net - Asset impairments and (gain) loss on assets held for sale, net for 2019 was a loss of $0.3 million. The loss for 2019 was primarily due to the impairment of a drydock held for sale.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018, was expense of $28,000 and $0.2 million, respectively, primarily due to net losses on the sales of equipment.

Services

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$61,174	$66,692	$(5,518)	(8.3)%
Gross profit	4,088	9,390	(5,302)	(56.5)%
Gross profit percentage	8.9%	14.1%
General and administrative expense	1,530	2,201	671	30.5%
Other (income) expense, net	(52)	(34)	18	52.9%
Operating income	2,610	7,223	(4,613)	(63.9)%

Revenue - Revenue for 2019 and 2018 was $61.2 million and $66.7 million, respectively, representing a decrease of 8.3%. The decrease was primarily due to the timing of new project awards.

Gross profit - Gross profit for 2019 and 2018 was $4.1 million (8.9% of revenue) and $9.4 million (14.1% of revenue), respectively. Gross profit for 2019 was impacted by a charge of $1.4 million related to forecast cost increases and liquidated damages on a subsea components fabrication project (see Note 2 of our Financial Statements for further discussion of the changes in estimates on this project). The decrease in gross profit for 2019 relative to the prior period was primarily due to the aforementioned project charge, lower revenue and a lower margin project mix (excluding the project charge).

General and administrative expense - General and administrative expense for 2019 and 2018 was $1.5 million (2.5% of revenue) and $2.2 million (3.3% of revenue), respectively, representing a decrease of 30.5%. The decrease was primarily due to lower incentive plan costs and other cost reductions.

Corporate

	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(5,421)	$(2,550)	$(2,871)	nm
Gross loss	(347)	(1,171)	824	70.4%
Gross loss percentage	n/a	n/a
General and administrative expense	6,441	6,527	86	1.3%
Other (income) expense, net	—	254	254	100.0%
Operating loss	(6,788)	(7,952)	1,164	14.6%

Gross loss - Gross loss for 2019 and 2018 was $0.3 million and $1.2 million, respectively. The decrease was primarily due to lower costs related to supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $6.4 million (2.9% of consolidated revenue) and $6.5 million (4.1% of consolidated revenue), respectively, representing a decrease of 1.3%. The decrease was primarily due to:

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

Liquidity and Capital Resources
Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement (discussed below). At September 30, 2019, our cash, cash equivalents and short-term investments totaled $71.4 million, and our immediately available liquidity was as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents	$45,911
Short-term investments(1)	25,457
Total cash, cash equivalents and short-term investments	71,368
Credit Agreement total capacity	40,000
Outstanding letters of credit	(10,434)
Credit Agreement available capacity	29,566
Total available liquidity	$100,934
___________
(1) Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At September 30, 2019, our working capital was $94.0 million and included $71.4 million of cash, cash equivalents and short-term investments and $18.5 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at September 30, 2019 totaled $4.1 million, and consisted of net contracts assets and contract liabilities (collectively, "Contracts in Progress") of $35.2 million; contracts receivable and retainage of $30.3 million; inventory, prepaid expenses and other assets of $7.8 million; and accounts payable, accrued expenses and other liabilities of $69.1 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at September 30, 2019 and December 31, 2018, and changes in such amounts during the nine months ended September 30, 2019, were as follows (in thousands):

	September 30,	December 31,
	2019	2018	Change(3)
Contract assets	$50,855	$29,982	$(20,873)
Contract liabilities(1)	(15,682)	(16,845)	(1,163)
Contracts in progress, net(2)	35,173	13,137	(22,036)
Contracts receivable and retainage, net	30,268	22,505	(7,763)
Inventory, prepaid expenses and other assets	7,795	9,356	1,561
Accounts payable, accrued expenses and other liabilities	(69,140)	(39,256)	29,884
Total	$4,096	$5,742	$1,646
___________

(1)	Contract liabilities at September 30, 2019 and December 31, 2018, include accrued contract losses of $3.0 million and $2.4 million, respectively.

(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3) Changes referenced in the cash flow activity section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense and (gain) loss on sales of fixed assets and other assets.

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

Cash Flow Activity

Operating Activities - During the nine months ended September 30, 2019, net cash used in operating activities was $6.7 million, compared to net cash used in operating activities of $18.7 million for the nine months ended September 30, 2018. Cash used in operating activities during the 2019 period was primarily due to an operating loss for the period and the net impact of the following:

•
Net gains from asset sales of $0.9 million, bad debt expense of $59,000, depreciation and amortization expense of $7.3 million, asset impairments of $0.6 million, and stock-based compensation expense of $1.8 million;

•
Increase in contract assets of $20.9 million related to the timing of billings on projects, primarily due to an increase in unbilled positions on four projects in our Shipyard Division (primarily for our three regional class research vessel projects and our first towing, salvage and rescue ship) and a project in our Services Division, offset partially by a decrease in unbilled positions on our harbor tug projects. See below for discussion of increase in related accounts payable;

•
Decrease in contract liabilities of $1.2 million, primarily due to the unwind of advance payments on a project in our Fabrication Division, offset partially by an increase in billings on a project in our Fabrication Division and advance payments on a project in our Shipyard Division;

•
Increase in contracts receivable and retainage of $7.8 million related to the timing of billings and collections on our projects, primarily due to an increase in billings on two projects in our Fabrication Division, offset partially by a decrease in billings on certain projects in our Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.5 million, primarily due to a decrease in inventory;

•
Increase in accounts payable, accrued expenses and other current liabilities of $28.8 million, primarily due to increased project activity and the timing of payments for projects in our Shipyard Division (primarily for our three regional class research vessel projects and three towing, salvage and rescue ship projects); and

•	Change in noncurrent assets and liabilities, net of $0.9 million.

During the three months ended September 30, 2019, net cash used in operating activities was $3.8 million.

Investing Activities - During the nine months ended September 30, 2019, net cash used in investing activities was $17.0 million, compared to net cash provided by investing activities of $55.5 million for the nine months ended September 30, 2018. Cash used in investing activities during the 2019 period was primarily due to the purchase of short-term investments of $45.4 million and capital expenditures of $2.0 million, offset partially by maturities of short-term investments of $28.8 million and proceeds from the sales of equipment of $1.6 million.

Financing Activities - During the nine months ended September 30, 2019, net cash used in financing activities was $0.8 million, compared to net cash used in financing activities of $0.8 million for the nine months ended September 30, 2018. Cash used in financing activities for both the 2019 and 2018 periods was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

Credit Agreement - We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit. On May 1, 2019, we amended our Credit Agreement to extend its maturity date to June 9, 2021 and amend certain financial covenants. Our amended quarterly financial covenants for the remaining term of the Credit Agreement, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (5.0% at September 30, 2019) or LIBOR (2.0% at September 30, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum, and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all our assets (with a negative pledge on our real property).

At September 30, 2019, we had no outstanding borrowings under our Credit Agreement and $10.4 million of outstanding letters of credit, providing $29.6 million of available capacity. At September 30, 2019, we were in compliance with all of our financial covenants, with a tangible net worth of $185.2 million (as defined by the Credit Agreement), a ratio of current assets to current liabilities of 2.11:1.00 and a ratio of funded debt to tangible net worth of 0.06:1.00.

Surety Bonds - We issue surety bonds in the ordinary course of business to support our projects. At September 30, 2019, we had $409.3 million of outstanding surety bonds. Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Liquidity Outlook

As discussed in our Overview, we continue to focus on maintaining liquidity and securing meaningful new project awards and backlog in the near-term and generating operating income and cash flow from operations in the longer-term. We have made significant progress in our efforts to increase our backlog and improve and preserve our liquidity, including cost reductions (including reducing the compensation paid to our directors and executive officers) and the sale of underutilized assets. In addition, at September 30, 2019, we continue to have $18.5 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. The primary uses of our liquidity for the remainder of 2019 and the foreseeable future are to fund:

•
The underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including potential enhancements to our Shipyard Division facilities and investments in our Fabrication Division facilities to win and execute potential offshore wind projects);

•	Accrued contract losses recorded at September 30, 2019;

•	Working capital requirements for our projects (including the potential additional projects for the U.S. Navy if the aforementioned options are exercised); and

•	Corporate administrative expenses and strategic initiatives.

We anticipate capital expenditures of $2.0 million to $3.0 million for the remainder of 2019.

If conditions for the oil and gas industry do not improve, we are unable to increase our backlog, we are unable to diversify our customer base, or we are unsuccessful in our strategic repositioning of the Company, we would take additional measures to reduce costs and preserve our liquidity until we are able to generate cash flows from operations.

We believe that our cash, cash equivalents and short-term investments at September 30, 2019, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2019 and 2020, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in the Company’s market risks during the nine months ended September 30, 2019. For more information on market risk, refer to Part II, Item 7A of our 2018 Annual Report.
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
During the three months ended September 30, 2019, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed a motion with the court seeking, among other things, to obtain possession of the vessels. A hearing on that motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the court. The customer recently filed an amendment to its counterclaim to add claims by the customer against our Surety for the contracts.  The customer also recently filed a second motion for summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion is currently scheduled for November 5, 2019.

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
10.1
Separation and Transition Agreement by and between Gulf Island Fabrication, Inc. and Kirk J. Meche, dated October 18, 2019, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 21, 2019 (SEC File No. 001-34279).

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

Date: November 5, 2019