Form 10-K
period 2019-12-31
GULF ISLAND FABRICATION INC
filed 2020-03-05
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2019, was approximately $94,818,654.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 5, 2020, was 15,291,776.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2020 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2019 ("2019 Annual Report" or "this Report"), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

direct labor hours	Hours worked by employees directly involved in the production of our products. These hours do not include support personnel such as maintenance and warehousing.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

EPS	Earnings Per Share.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Houma Yards	Our Fabrication, Shipyard and Services Divisions’ facilities located in Houma, Louisiana.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

inland or inshore	Typically in bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Yard	Our Shipyard Division's facility located near Jennings, Louisiana.

Lake Charles Yard	Our Shipyard Division's facility located near Lake Charles, Louisiana.

LIBOR	London Inter-Bank Offered Rate.

LNG	Liquified Natural Gas.

ii

modules

Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system. These modules are pre-fabricated at our facilities and then transported to the customer's location for final integration.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

SEC	U.S. Securities and Exchange Commission.

skid unit	Packaged equipment usually consisting of major production, utility or compression equipment with associated piping and control system(s).

South Texas Properties	Our former Texas North Yard and Texas South Yard.

SPAR	Single Point Anchor Reservoir.

spud barge	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Texas North Yard	Our former fabrication yard, and certain related machinery and equipment, located in Aransas Pass, Texas, which was sold on November 15, 2018.

Texas South Yard	Our former fabrication yard, and certain related machinery and equipment, located in Ingleside, Texas, which was sold on April 20, 2018.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

iii

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments, ability to improve project execution, the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, ability to raise additional capital, ability to amend or obtain new debt financing or credit facilities on favorable terms, ability to remain in compliance with our covenants contained in our Credit Agreement, ability to generate sufficient cash flow, ability to sell certain assets, any future asset impairments, utilization of facilities or closure or consolidation of facilities, customer or subcontractor disputes, ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in any future joint ventures and other strategic alliances, shareholder activism, focus on environmental, social and governance factors by institutional investors and other factors described in Item 1A "Risk Factors" in this Report as may be updated by subsequent filings with the SEC.

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

Description of our Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, "Gulf Island," “the Company," "we," "us" and "our") is a Louisiana corporation incorporated in 1985. We are a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana. See "Overview" section in Item 7 for discussion of our current business and outlook and Note 3 of our Consolidated Financial Statements ("Financial Statements") in Item 8 for discussion of our anticipated closure of the Jennings Yard.

We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division, and accordingly, the segment results for the EPC Division for 2018 and 2017 were combined with the Fabrication Division to conform to the presentation of our reportable segments for 2019. See “Results of Operations” in Item 7 and Note 10 of our Financial Statements in Item 8 for segment financial information by division and further discussion of our realigned operating divisions for 2019, and see “Overview” in Item 7 for discussion of anticipated changes to our operating divisions for 2020.

Fabrication Division - Our Fabrication Division fabricates modules and piping systems for onshore refining, petrochemical, LNG and industrial facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; and fabricates other complex steel structures and components. These activities are performed at our facility in Houma, Louisiana.

Shipyard Division - Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our facilities in Houma, Jennings and Lake Charles, Louisiana. See Note 3 of our Financial Statements in Item 8 for discussion of our anticipated closure of the Jennings Yard.

Services Division - Our Services Division provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment on a platform; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works; and fabricates skid units, modules and piping systems. These activities are performed at customer facilities or at our facility in Houma, Louisiana.

Corporate Division - Our Corporate Division includes costs that do not directly relate to our three operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, sales and marketing, information technology and accounting.

Facilities and Equipment

Our operating facilities are located in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur during the third quarter 2020.  See Note 3 of our Financial Statements in Item 8 for further discussion of our anticipated closure of the Jennings Yard.

Although our divisional operations are managed separately and represent separate reportable segments, we may move labor, resources and projects among our divisions and facilities to ensure we have the proper labor, resources and facilities dedicated to our projects and to maximize our utilization.  The following summarizes the facilities and equipment that are significant to our business.

Houma Facilities - Our Fabrication, Shipyard and Services Divisions operate from our owned facilities in Houma, Louisiana (“Houma Yards”). The Houma Yards include:

•

163 acres located on the east bank of the Houma Navigation Canal approximately 30 miles from the GOM.  This yard includes 54,000 square feet of administrative and operations facilities, 267,000 square feet of covered fabrication facilities, 52,300 square feet of warehouse facilities and 8,000 square feet of training and medical facilities. This yard has 4,650 linear feet of water frontage, including 1,880 feet of steel bulkheads that permit docking of vessels and the load out of heavy structures. This yard is primarily used by our Fabrication Division.

•

437 acres located on the west bank of the Houma Navigation Canal, of which 283 acres is unimproved land that is available for expansion. This yard includes 8,000 square feet of administrative and operations facilities, 164,600 square feet of covered fabrication facilities and 21,000 square feet of warehouse facilities. This yard has 6,750 linear feet of water frontage, including 2,350 feet of steel bulkheads. This yard is primarily used by our Shipyard Division.

•

63 acres located on a channel adjacent to the Houma Navigation Canal approximately a quarter of a mile from our yard on the east bank of the Houma Navigation Canal.  This yard has 14,500 square feet of administrative and operations facilities, 40,800 square feet of covered fabrication facilities, 29,600 square feet of warehouse facilities and a 10,000 square foot blasting and coating facility. This yard has 1,320 linear feet of water frontage, including 660 feet of steel bulkheads.  This yard is primarily used by our Services Division.

Significant facilities and equipment in the Houma Yards include:

•	large assembly building with two 125’ by 350’ bays equipped with ten 20-ton overhead cranes for large modular section fabrication;
•	assembly shop equipped with four 20-ton gantry cranes and various equipment for pipe fitting and welding;
•	two shops with plate bending roll machines with the capability to roll steel and automatic weld process seams into tubular pipe sections;
•	a blast and coating shop that enables under roof blast and paint services;
•

a pipe fabrication shop equipped with three 2.5-ton gantry cranes, two CNC multi-axis pipe benders, one CNC Plasma multi-axis pipe cutter, pipe spooling and welding stations, and various equipment for pipe fitting and welding;

•	two pipe spooling shops equipped with oxy fuel and plasma cutting capabilities, pipe spooling and welding stations, and various equipment for pipe fitting and welding;
•	a prefabrication shop equipped with three 10-ton gantry cranes, a 750-ton press brake for forming plate, multiple hydraulic iron workers, and various equipment for pipe fitting and welding;
•

an automated panel line shop equipped with a CNC plasma cutting table, a one-sided plate welder with magnetic holding system, two 20-ton gantry cranes, one 15-ton gantry crane and various equipment for pipe fitting and welding;

•

a shop equipped with a hydraulic plate shear, a hydraulic press brake, a computerized numeric controlled plasma-arc cutting system, and various other equipment needed to fabricate steel structures and components;

•	a shop equipped with computerized Vernon brace coping machines;
•	21 crawler cranes, which each range in tonnage capacity from 60 to 500 tons;
•	18 rubber-tired hydraulic modular transporters with a 200-ton individual weight capacity and 3,600-ton total capacity when used in tandem;
•	a 400’ by 160’ floating drydock with a 15,000-ton lift capacity used for repair and conversion of vessels; and
•	three spud barges for use in inshore construction activities, which are each equipped with a crane that has a lifting capacity of 60 to 100-tons.

Jennings Facility - Our Shipyard Division also operates from our leased facility near Jennings, Louisiana (“Jennings Yard”).

The Jennings Yard includes 180 acres located five miles east of Jennings on the west bank of the Mermentau River approximately 25 miles north of the Intracoastal waterway. This yard has four covered construction bays with over 100,000 square feet of covered fabrication facilities and 3,000 feet of linear water frontage with two launch ways. The lease, including exercisable renewal options, extends through January 2045. Significant owned equipment in the Jennings Yard includes:

•	a pipe fabrication shop equipped with one 5-ton gantry crane, one CNC plasma multi-axis pipe cutter, pipe spooling and welding stations, and various equipment for pipe fitting and welding;
•

a multi-bay fabrication shop equipped with a 500-ton press brake for forming plate, one hydraulic iron worker, one CNC plasma cutting table, two 10-ton gantry cranes, three 5-ton gantry cranes, four 20-ton gantry cranes and various equipment for pipe fitting and welding; and

•	two 235-ton crawler cranes, one 230-ton crawler crane and one 200-ton module mover.

Lake Charles Facility - Our Shipyard Division also operates from our subleased facility near Lake Charles, Louisiana (“Lake Charles Yard”).  The Lake Charles Yard includes 10 paved acres near Lake Charles located 17 miles from the GOM on the Calcasieu River and one mile from the main ship channel and the Intracoastal Waterway. This yard includes 1,100 linear feet of bulkhead water frontage with a water depth of 40 feet. The sublease, including exercisable renewal options (subject to sublessor renewals), extends through July 2038. Significant owned equipment in the Lake Charles Yard includes:

•

one 200’ by 96’ floating drydock with a 4,200-ton lift capacity, one 300’ by 74’ floating drydock with a 3,000-ton lift capacity and one 150’ by 74’ floating drydock with a 1,500-ton lift capacity; and

•	two 200-ton crawler cranes and various equipment for pipe fitting, welding and repair work.

Materials and Supplies

The principal materials and supplies used in our operations across all our divisions include standard steel shapes, steel plate, steel pipe, welding gases, welding wire, fuel, oil, and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the pricing, availability and schedules offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages, costs and surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials or other import restrictions.

The majority of steel used in our operations arrives at our yards as steel plate, which is cut and rolled into the form needed or into tubular sections at our rolling mill. Tubular sections (which vary in diameter up to 23 feet) can be welded together in long straight tubes to become legs or into shorter tubes to become part of the network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment. We procure steel from both domestic and foreign mills. Delivery from domestic steel mills can take weeks or months for as-rolled steel and longer for heat treated steel. Delivery from foreign steel mills, including transit time, can take several months. Additionally, the U.S. sometimes imposes tariffs on certain imported steel which can result in higher cost for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indexes.

In addition to the materials and supplies described above used in our fabrication process, we also use third-party manufacturers for engineered and manufactured equipment added to the structures, modules and vessels that we fabricate. Such manufactured equipment includes, but is not limited to valves, fittings, propulsion systems (such as engines), cranes, pumps, electrical and communications systems and other technologically advanced equipment. To mitigate our risk of increasing costs, we often negotiate and purchase such equipment from the manufacturer at a fixed price.  Additionally, we may use subcontractors when their use enables us to meet customer requirements for resources, schedule, cost or technical expertise. Subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. See "We depend on third parties to provide services to perform our contractual obligations and supply raw materials" in Item 1A for further discussion of our use of raw materials and supplies.

Safety

We are committed to the safety and health of our employees and subcontractors. We believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to ensure the safety of our employees and subcontractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and subcontractors to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Additionally, we require our subcontractors to follow alcohol and drug screening policies substantially the same as ours.

Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting our efforts to continuously improve safety performance. A safety component is also included in our annual incentive program guidelines for our executive officers and other key employees. See  "Our employees and subcontractors work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm" in Item 1A for further discussion of our safety.

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

Our quality management systems are certified as ISO 9001-2015 programs. ISO 9001-2015 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and full recertification every three years.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year. For 2019, four customers accounted for 54% of our consolidated revenue, which related to the construction of three research vessels and three towing, salvage and rescue ships for two customers within our Shipyard Division, the expansion of a paddle wheel riverboat for a customer within our Fabrication Division, and offshore hook-up and installation services for a customer within our Services Division.  For 2018, three customers accounted for 44% of our consolidated revenue, which related to the construction of ten harbor tug vessels for two customers within our Shipyard Division and offshore hook-up and installation services for a customer within our Services Division. For 2017, two customers accounted for 39% of our consolidated revenue, which related to the fabrication of petrochemical modules for a customer within our Fabrication Division and offshore hook-up and installation work for a customer within our Services Division.

See "We depend on significant customers for our revenue" in Item 1A and "Overview" and "New Awards and Backlog" in Item 7 for further discussion of our backlog by significant customer.

Contracting

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication of steel structures, modules and marine vessels, and certain service arrangements.  Such contracts vary in length depending on the size and complexity of the project.

Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.

Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. See "The nature of our contracting terms for our contracts could adversely affect our operating results" and "Our method of accounting for revenue using the percentage-of-completion method could have a negative impact on our results of operations" in Item 1A, "Critical Accounting Policies" in Item 7, and Note 1 and Note 2 of our Financial Statements in Item 8 for further discussion of our contracting and revenue recognition.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at December 31, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

At December 31, 2019 and 2018, our backlog was $437.3 million and $356.5 million, respectively. Backlog for both periods includes $21.9 million of remaining backlog subject to purported notices of termination from a customer related to the construction of two MPSVs. We dispute the purported terminations and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the MPSVs. Approximately 52% of our December 31, 2019 backlog is anticipated to be recognized as revenue beyond 2020.  See "New Awards and Backlog" in Item 7 for further discussion of our MPSV dispute, new awards and backlog.

Seasonality

Our operations may be subject to seasonal variations due to weather conditions and available daylight hours. Although we have large covered fabrication facilities, a significant amount of our construction activities take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region may also affect our operations.  Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM may also affect our operations.  See "We are susceptible to adverse weather conditions in our market areas" in Item 1A for further discussion of the seasonal impacts to our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices and government spending. Declines in oil and gas prices and limits on government spending can create excess capacity and underutilization of our competitor's facilities, resulting in more intense competition in the bidding process for new project awards. Further, there are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products and tax foreign operators. In addition, as a result of recent technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM or Gulf Coast may hinder our ability to successfully bid against foreign competitors for large projects. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

Although we believe price and the contractor’s ability to meet a customer’s delivery schedule and project requirements are principal factors in determining which contractor is awarded a project, customers also consider, among other things, past project experience, the availability of technically capable personnel, facility capacity and location, production efficiency, condition of equipment, reputation, safety record and customer relations. We believe that our strategic location, competitive pricing, expertise in fabricating and servicing onshore and offshore structures and vessels, and the certification of our facilities as ISO 9001-2015 will enable us to continue to compete effectively for projects. See "We operate in an industry that is highly competitive" in Item 1A for further discussion of our competitive landscape.

Government and Environmental Regulation

Our operations and properties are subject to a wide variety of increasingly complex and stringent foreign, federal, state and local environmental laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of soil and groundwater contaminated by hazardous substances. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party.

Our operations are also governed by laws and regulations relating to the health and safety of our employees, primarily the Occupational Safety and Health Act and regulations promulgated thereunder. Various governmental and quasi-governmental agencies require certain permits, licenses and certificates with respect to our operations. We believe that we have all material permits, licenses and certificates necessary for the conduct of our existing business.

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on the spud barges owned or chartered by us, and marine vessel fabrication and repair activities performed at our facilities and barges owned by us, that are covered in either the provisions of the Jones Act or U.S.  Longshoreman and Harbor Workers Act (“USL&H”). These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the U.S. is regulated primarily by the Bureau of Ocean Energy Management and Enforcement of the Department of Interior, which is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the U.S. In addition, demand for our services from the oil and gas and marine industries can be affected by changes in taxes, price controls and other laws and regulations affecting these industries. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Insurance

We maintain insurance for property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain builder’s risk, general liability and maritime employer’s liability insurance, which are also subject to deductibles and coverage limitations. We are further self-insured for workers’ compensation and USL&H claims through our use of deductibles and self-insured retentions up to per occurrence threshold amounts. See "The limits on our insurance coverage could expose us to potentially significantly liability and costs" in Item 1A for further discussion of our insurance.

Employees

Our workforce varies based on the level of ongoing fabrication and services activity at any particular time. At December 31, 2019 and 2018, we had approximately 944 and 875 employees, respectively, all of which were full-time employees. None of our employees are employed pursuant to a collective bargaining agreement and we believe our relationship with our employees is good. Labor hours worked during 2019, 2018 and 2017, were 2.4 million, 1.9 million, and 1.9 million, respectively. See "We may be unable to employ a sufficient number of skilled personnel to execute our projects" and "Our success is dependent on key personnel" in Item 1A for further discussion of our ability to attract and retain qualified employees.

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

Our business, prospects, financial condition, operating results, cash flows and stock price may be affected materially and adversely, in whole or in part, by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition, operating results and cash flows to vary materially from historical results or those anticipated, projected or assumed in our forward-looking statements. Our business, prospects, financial condition, operating results, cash flows and stock price could also be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Our revenue and profitability may be impacted by the cyclical nature of the oil and gas industry and other energy-related industries.

Our business is significantly dependent on the level of capital expenditures by (i) oil and gas producers, processors and their contractors, (ii) alternative energy companies and (iii) marine companies operating in the GOM and along the Gulf Coast. The level of activity by these companies can be volatile and is significantly impacted by fluctuations in oil and gas and associated commodity prices. Oil and gas prices continue to be depressed and have not increased to a level that supports a recovery in offshore exploration and production spending. In addition to the price of oil and gas, the levels of our customers’ capital expenditures are influenced by, among other things:

•	the cost of exploring for, producing and delivering oil and gas;
•	the ability of oil and gas companies to generate capital;
•	the sale and expiration dates of offshore leases in the U.S. and overseas;
•	the discovery rate, size and location of new oil and gas reserves;
•	demand for energy, including hydrocarbon production, which is affected by worldwide economic activity and population growth;
•	the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil and the level of production by non-OPEC countries;
•	local, federal and international military, political and economic events and conditions, including economic uncertainty, socio-political unrest and instability or hostilities;
•	demand for, availability of and technological viability of, alternative sources of energy;
•	technological advances affecting energy exploration, production, transportation and consumption; and
•

uncertainty regarding the U.S. energy policy, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact the oil and gas industry.

The above factors have not favored increased capital spending by offshore oil and gas companies in recent years. Further, although a reduction in gas prices has benefited capital spending for petrochemical and other facilities, the timing of, and our ability to secure, new project awards for this end market continues to be uncertain.  As a result, there are fewer project awards in our traditional oil and gas markets to replace completed projects, and pricing of new contracts remains increasingly competitive. This creates challenges with respect to our ability to operate our fabrication facilities at desired utilization levels and may result in decreased revenue, lower margins, and losses during periods of lower capital spending. Should industry conditions not improve, we may continue to suffer such decreased revenue, lower margins, and losses in future quarters.  In addition, we believe that the downturn in the oil and gas industry has also adversely impacted many of our customers' businesses.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the products and services we provide. Further, an increase in oil and gas prices may not necessarily translate into immediate or long- term increased activity, and even during periods of relatively high oil prices, our customers may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale production areas, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and we may not be successful securing new project awards related to these onshore activities. An increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to remain depressed and limit our future growth opportunities.

We operate in an industry that is highly competitive.

The onshore refining, petrochemical, LNG and industrial fabrication industries, the offshore oil and gas fabrication industry and the marine fabrication industry are highly competitive and influenced by events largely outside of our control. Contracts for our services are often awarded on a competitively bid basis, and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of equipment and facilities, and the reputation, experience, and safety record of the contractor. Although we believe we have an excellent reputation for safety and quality, we can provide no assurances that we will be able to maintain our competitive position. In addition, we often compete with companies that have greater resources, which may make them more competitive for certain projects.

Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products, and tax foreign operators. In addition, as a result of technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM and Gulf Coast may hinder our ability to successfully bid projects destined for the GOM and Gulf Coast against foreign competitors.  See "Competition" within Item 1 for further discussion of the competitive nature of our industry.

Our primary customers are facing significant challenges and a period of consolidation within their industry.

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

The consolidation of one or more of our primary customers, the acquisition of one or more of our primary customers by a company that is not a customer, or a primary customer’s acquisition of another company that provides services similar to those provided by us, could result in a reduction in such customers’ capital spending and a decrease in the demand for our products and services. In addition, the liquidation of one or more of our primary customers could decrease the demand for our products and services. We can provide no assurances that we will be able to maintain our level of revenue with a customer that has consolidated or replace lost revenue. We are unable to predict what effect consolidations in the industry may have on contract pricing, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We depend on the award of new contracts and the timing of those awards.

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

We derive a significant amount of our revenue from a small number of customers, including U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power, and marine operators; EPC companies; and certain agencies of the U.S. government. Because the level of services that we may provide to any customer depends, among other things, on the amount of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one year may represent an immaterial portion of revenue in subsequent years. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2019, four customers accounted for 54% of our consolidated revenue.  For 2018, three customers accounted for 44% of our consolidated revenue.  For 2017, two customers accounted for 39% of our consolidated revenue.  The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See "Customers" in Item 1 for further discussion of our customers.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The concentration of our customers in the oil and gas and marine industries may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers are facing significant challenges within the current oil and gas market and are experiencing decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity, which may impact their ability to pay or otherwise perform on their obligations to us. Accordingly, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.  To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with, or obligations from, these customers may be subject to renegotiation or rejection under applicable provisions of the U.S. Bankruptcy Code and similar international laws.

The nature of our contracting terms for our contracts could adversely affect our operating results.

As is common in the fabrication and marine construction industries, a substantial number of our projects are performed on a fixed-price or unit-rate basis. Under fixed-price contracts, our contract price is fixed, and is generally only subject to adjustment for changes in scope by the customer. Accordingly, we retain cost savings realized on a project but are also responsible for cost overruns. Under unit rate contracts, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be a reimbursable value per ton, per foot or square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are incorporated into the unit rates and, similar to a fixed-price contract, we retain cost savings realized on a project but are also responsible for cost overruns. In many cases, our fixed-price and unit rate contracts involve complex design and engineering, significant procurement of materials and equipment, and extensive project management. In addition, as projects increase or decrease in scope, the resulting changes in contract price or unit rates could be less than the actual costs incurred associated with such changes in scope. We employ our best efforts to properly estimate the costs to complete our projects; however, our actual costs incurred to complete our projects could materially exceed our estimates. The revenue, costs and profit realized on a contract will often vary from the estimated amounts on which such contract was originally estimated due to the following:

•	failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;
•	unanticipated changes in the costs of engineering, materials, components, equipment, labor or subcontractors;
•	failure to properly estimate the impact of engineering delays or errors on the construction of a project, including productivity, schedule and rework;
•

difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers, or failures by third-party subcontractors, equipment manufacturers or materials suppliers to perform, resulting in project delays and additional costs;

•	late delivery of materials by our vendors or the inability of subcontractors to deliver contracted services on schedule or at the agreed upon price;
•	increased costs due to poor project execution or productivity and/or weather conditions;
•	unanticipated costs or claims, including costs for project modifications, delays, errors or changes in specifications or designs, regulatory changes or contract termination;
•	unrecoverable costs associated with customer changes in scope and schedule;
•	payment of liquidated damages due to a failure to meet contracted delivery dates;

•	changes in labor conditions, including the availability, wage and productivity of labor;
•	termination, temporary suspension or significant reduction in scope of our projects by our customers;
•	unanticipated technical problems with the structures, equipment or systems we supply;
•	under-utilization of our facilities and an idle labor force; and
•	changes in general economic conditions.

These variations and risks are inherent within our industry and may result in revenue and profit that differ from amounts originally estimated or result in losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results. In addition, substantially all of our contracts require us to continue work in accordance with the contractually agreed schedule (and thus, continue to incur expenses for labor and materials) notwithstanding the occurrence of a disagreement with a customer over changes in scope, increased pricing and/or unresolved change orders or claims.

Competitive pricing common in the fabrication and marine construction industry could negatively impact our operating results.

Even when industry conditions are favorable, we operate in a very competitive industry, and as a result, we are not always successful in fully recovering our project costs or realizing a profit. Additionally, during periods of increased market demand, a significant amount of new service capacity may enter the market, which also places pressure on the pricing of our services. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further affect our profitability.

Our method of accounting for revenue using the percentage-of-completion method could have a negative impact on our results of operations.

Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs.  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours. Although we have large covered fabrication facilities, a significant amount of our construction activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months.  Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations.  Repercussions of severe weather conditions or natural disasters may include disruption of our workforce, curtailment of services, weather-related damage to facilities and equipment, resulting in suspension of operations, inability to deliver equipment, personnel and products to job sites in accordance with contract schedules, and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that could affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations may be materially and adversely affected by severe weather and seasonal weather conditions, resulting in reduced demand for services.  Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any quarter or combination of quarters. We believe that we maintain adequate insurance coverage related to potential damage from weather. See "Executive Overview and Summary" in Item 7 for further discussion.

Our backlog is subject to change as a result of delay, suspension, termination or an increase or decrease in scope for projects currently in backlog.

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments.  A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization.  Backlog represents the unrecognized revenue for our new project awards and includes signed contracts that are temporarily suspended or under protest but represent future work that we believe will be performed.  The revenue projected in our backlog may not be realized or, if realized, may not be profitable.

Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination, increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized.  Further, for certain projects we may be at greater risk of delays, suspensions and cancellations in the current low oil and gas price environment.  In addition, where a project proceeds as scheduled, it is possible that the customer may default by failing to pay amounts owed to us. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations.

We may need to obtain debt financing or new credit facilities or raise equity capital in the future for working capital, capital expenditures, contract commitments and/or acquisitions, and we may not be able to do so or do so on favorable terms, which would impair our ability to operate our business or execute our strategy.

If our existing cash, cash equivalents, scheduled maturities of our short-term investments and cash flows from operating activities are not sufficient to fund our working capital requirements, capital expenditures, contract commitments, and/or acquisition opportunities, we would be required to reduce our capital expenditures and/or forego certain contracts and/or acquisition opportunities, or we would be required to fund such needs through debt or equity issuances or through other financing alternatives, including the sale of assets.

We may be required to make capital investments in our existing or new facilities and increase our working capital to support our backlog or new project awards, including potential additional projects for the U.S. Navy and potential offshore wind projects. The capital outlays and working capital required by us to execute such projects could exceed the availability under our Credit Agreement, and we may not be able to obtain alternative debt financing or new credit facilities to fund any capital investment or working capital requirements.

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

We may not be able to further amend our Credit Agreement or obtain debt financing or new credit facilities if and when needed on favorable terms, if at all.

Our primary sources of liquidity are our cash, cash equivalents, scheduled maturities of our short-term investments, and availability under our $40.0 million revolving credit facility with Hancock Whitney Bank (“Credit Agreement”). Our available liquidity is impacted by changes in our working capital (excluding cash, cash equivalents and short-term investments) and our capital expenditure requirements.  At December 31, 2019, our cash, cash equivalents and short-term investments totaled $69.6 million and we had $29.8 million of available capacity under our Credit Agreement.

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

We may obtain letters of credit under our Credit Agreement (which will reduce our availability under our Credit Agreement) or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts.  With respect to a letter of credit under our Credit Agreement, any advance in the event of non-performance under a contract would become a borrowing under our Credit Agreement and thus a direct obligation. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the surety by us, which may require us to borrow under our Credit Agreement.  When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned.  Because our bonding capacity is uncommitted, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 5 of our Financial Statements in Item 8 and "Liquidity and Capital Resources" in Item 7 for further discussion of our Credit Agreement and surety bonds.

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

Our ability to comply with the covenants and restrictions contained in our Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we breach any of our covenants under our Credit Agreement, repayment of any amounts borrowed at the time could be accelerated when we may not have the liquidity to do so and our credit capacity for the issuance of letters of credit may be terminated. If this were to happen, we could be required to seek additional debt financing or new credit facilities at higher capital costs, significantly curtail our operations, defer execution of our strategy, sell assets at discounted prices, or a combination of any of the aforementioned. In addition, our obligations under our Credit Agreement are secured by substantially all of our assets (with a negative pledge on our real property), and if we are unable to repay any indebtedness under our Credit Agreement, our lender could seek to foreclose on such assets. See Note 5 of our Financial Statements in Item 8 and "Liquidity and Capital Resources" in Item 7 for further discussion of our Credit Agreement, including our amendment to the Credit Agreement.

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

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.  During 2019, we experienced negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen or if we were to experience losses on our projects. See "Liquidity and Capital Resources" in Item 7 for further discussion of our business outlook.

Our strategy to monetize underutilized assets, including the sale of assets held for sale, and rationalize underutilized facilities to improve our facility utilization, could result in future losses or impairments and may not produce our desired results.

We are taking actions to monetize underutilized assets.  At December 31, 2019, our assets held for sale totaled $9.0 million and primarily consisted of three 660-ton crawler cranes, a deck barge and two plate bending roll machines.  Further, our ongoing evaluation of underutilized assets could result in the identification of additional assets for sale.  During 2019, we recorded impairments of our assets held for sale. We can provide no assurances that we will successfully sell our assets held for sale, that we will be able to do so in accordance with our expected timeline or that we will recover the carrying value of the assets, which could result in additional impairments or losses.  Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value.  See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale.

We are also taking actions to rationalize underutilized facilities to improve our facility and personnel utilization.  Such actions may include the closure or consolidation of one or more of our facilities and the termination of facility employees. During the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur during the third quarter 2020. In connection therewith, during 2019, we recorded impairments of certain assets associated with the Jennings Yard.  See Note 3 of our Financial Statements in Item 8 for further discussion of our anticipated closure of the Jennings Yard. A facility closure or consolidation could result in future impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel.  Further, we can provide no assurances that any facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the closure or consolidation of a facility.

If we are unable to maintain satisfactory utilization of our facilities or personnel, our results of operations and financial condition would be adversely affected.

Given the high fixed costs of our operations, the utilization of our facilities and personnel can have a significant effect on our business and profitability.  If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities would be underutilized, and we would not fully recover our fixed overhead costs, which could result in less profitable operations or losses from our operations.

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

Our employees and subcontractors work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

We work on projects with large mechanized equipment, moving vehicles, and dangerous processes, which can place our employees and subcontractors in challenging environments.  We maintain a safety assurance program designed to ensure the safety of our employees and subcontractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. If our safety assurance program fails, our employees, subcontractors and others may become injured, disabled or lose their lives, and our projects may be delayed, causing exposure to litigation or investigations by regulators.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and increase our operating costs.  In addition, our customers require that we meet certain safety criteria for eligibility to bid for contracts.  Our failure to maintain adequate safety standards, could result in lost project awards and customers or preclude us from tendering future bids.

These risks may be greater should we acquire companies that have poor safety performance, requiring corrective actions during the integration process. This may result in liabilities before such corrective actions are implemented.

The limits on our insurance coverage could expose us to potentially significant liability and costs.

The fabrication of structures and the services we provide involves operating hazards that can cause accidents resulting in personal injury or loss of life, severe damage to and destruction of property and equipment and suspension of operations.  In addition, due to the proximity to the GOM, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding.

In addition, our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on barges owned or chartered by us, and marine vessel fabrication and repair activities performed at our facilities, that are covered in either the provisions of the Jones Act or USL&H. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.  Our ownership and operation of vessels and our fabrication and repair of customer vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

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

Our efforts to strategically reposition the Company to diversify our service offerings and customer base may not result in increased shareholder value.

Our operations have historically been focused on fabrication and services for the offshore oil and gas industry. We have diversified our business through the pursuit of onshore fabrication opportunities, the pursuit of marine vessel opportunities outside of the oil and gas industry and the pursuit of offshore wind opportunities and other projects that are not related to our traditional offshore oil and gas markets. We may pursue additional markets or lines of business to expand our service offerings and further diversify our customer base. Entry into, or further development of, new lines of business may expose us to risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies. Additionally, our competitors in these expanded lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not increase shareholder value and could result in a reduction in shareholder value depending upon our required capital investment and success.

We may be unable to employ a sufficient number of skilled personnel to execute our projects.

Our operations require personnel with specialized skills and experience. In recent years we have reduced our skilled workforce in response to decreases in the utilization of our facilities. Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, pipe fitters and equipment operators. Reductions in our labor force may make it more difficult to increase our labor force to desirable levels during periods of expanding customer demand and increases in our backlog. Our ability to expand our operations to support growth in our backlog is highly dependent on our ability to increase our labor force when necessary with an appropriate skilled construction workforce.

In periods of increased demand for construction labor, the supply of such labor becomes increasingly limited resulting in higher costs of labor, including increases in wage rates and the costs of recruiting or training to attract and retain qualified employees. Further, during times of higher demand for our services, if qualified personnel become scarce, it could also increase our use of contract labor, which may have a higher cost and lower levels of productivity. In addition, if we fail to attract and retain qualified personnel, we could incur difficulties performing our contracts and attracting new project awards. Moreover, any shortage of qualified personnel or the inability to obtain and retain qualified personnel could negatively affect the quality, safety and timeliness of our operations.

Our success is dependent on key personnel.

Our success is dependent upon the abilities of our executives, management, and other key employees who have significant experience within our industry. Our success also depends on our ability to attract, retain and motivate highly-skilled personnel in various areas, including engineering, construction supervision, project management, procurement, project controls and finance. The loss of one or more key personnel or our inability to attract, retain and motivate necessary personnel could impact our operations. In addition, we may not be able to retain key employees assumed in an acquisition, which may impact our ability to successfully integrate or operate the business acquired.

We depend on third parties to provide services to perform our contractual obligations and supply raw materials.

We rely on third parties to provide raw materials, and major components and to perform certain services required by our contracts. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations on a timely basis could be adversely affected if one or more of our suppliers or subcontractors are unable to provide the agreed-upon products or materials or perform the agreed-upon services in a timely, compliant and cost-effective manner or otherwise fail to satisfy contractual requirements. The inability of our suppliers or subcontractors to perform could also result in the need to transition to alternate suppliers or subcontractors, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

We depend upon subcontractors for a variety of reasons, including: (i) to perform work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands; (ii) to supervise and/or perform certain aspects of the contract more efficiently considering the conditions of the contract; and (iii) to perform certain services that we are unable to do or which we believe can be performed at a lower cost by subcontractors.

We work closely with these subcontractors to monitor progress and address our customer requirements. However, the inability of our subcontractors to perform under the terms of their contracts could cause us to incur additional costs that reduce profitability or result in losses on projects.

We may be protected from increases in material costs through cost escalation provisions in some of our contracts. However, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price.

Any changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our fabrication projects.

The federal government has imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our fabrication business, including steel, raising our costs for these items (or products made with them), and has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are subject to a wide variety of existing foreign, federal, state and local laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. For example, because of concerns that carbon dioxide, methane and certain other greenhouse gases may produce climate changes that have significant impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which if adopted in areas where we conduct business, could require us or our customers to incur additional compliance costs, may result in delays in pursuit of regulated activities and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services.

Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of others or conditions caused by others, or acts for which we were in compliance with applicable laws at the time such acts were performed. We believe that our present operations materially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has not resulted in a material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will have a material adverse effect on our future operations and financial results. See “Government and Environmental Regulation” in Item 1 for further discussion.

The demand for our services is also affected by changing taxes, price controls and other laws and regulations related to the oil and gas, chemicals, commodities, marine and alternative energy industries. We may not be able to pass any potential increases in taxes on to our customers.

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

Our facilities in Houma, Louisiana are located on the Houma Navigation Canal approximately 30 miles from the GOM and on a slip adjacent to the Houma Navigation Canal.  The Houma Navigation Canal provides the shortest and least restrictive means of access from our facilities to open waters. Our facility near Jennings, Louisiana, is located on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway and our facility near Lake Charles, Louisiana is located 17 miles from the GOM on the Calcasieu River. All of these waterways are navigable waterways of the U.S. and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued. If funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products.

Any government shutdowns may adversely affect our business.

A government shutdown could impact inspections, regulatory review and certifications, grants or approvals.  In addition, our backlog includes a contract for the construction of three towing, salvage and rescue ships for the U.S. Navy with customer options for five additional vessels.  A government shutdown could result in a delay or cancellation of these projects or result in our incurring substantial labor or other costs without reimbursement from the government.

Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We rely heavily on computer information, communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption or release of data. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects.

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions.  If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft, loss, corruption or misappropriation of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft, exposure to litigation, damage to equipment and other financial costs and losses. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but these systems are still vulnerable to these threats. In addition, as cybersecurity threats continue to evolve, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

We may conduct a portion of our operations through joint ventures and strategic alliances over which we may have limited control, and our partners in such arrangements may not perform.

We may conduct a portion of our operations through joint ventures and strategic alliances with business partners. In any such arrangement, differences in views among the participants may result in delayed decisions or in failures to reach agreement on certain matters, or to do so in a timely manner. In any joint venture or strategic alliance in which we hold a non-controlling interest, we may have limited control over many decisions relating to joint venture operations and internal controls relating to operations. We also cannot control the actions of our partners, including any non-performance, default, or bankruptcy of our partners, and we would likely share liability or have joint and/or several liability with our partners for joint venture matters.

Actions of activist shareholders could create uncertainty about our future strategic direction, be costly and divert the attention of our management and board.  In addition, some institutional investors may be discouraged from investing in the industries that we service.

In recent years, activist shareholders have placed increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices or to undertake certain corporate actions or reorganizations. There can be no assurances that activist shareholders will not publicly advocate for us to make additional corporate governance changes or engage in certain corporate actions. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.  As of December 31, 2019, based on our review of public filings with the SEC, we believe over half of our stock is held by a combination of institutional investors, pooled investment funds, and certain other investors with a history of shareholder activism. Three such investors have Schedule 13Ds on file with the SEC that reserve their rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of its businesses, or suggestions for improving the Company’s financial and/or operational performance. We have a Cooperation Agreement in place with our largest shareholder that is set to expire at the 2021 annual meeting, if not terminated sooner.

In addition to risks associated with activist shareholders, some institutional investors are increasingly focused on environmental, social and governance (“ESG”) factors when allocating their capital. These investors may be seeking enhanced ESG disclosures or may implement policies that discourage investment in certain of the industries that we service. To the extent that certain institutional investors implement policies that discourage investments in industries that we service, it could have an adverse effect our financing costs and access to sources of capital.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us.  We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.   A hearing on the second motion was held on November 9, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending. Discovery in connection with the lawsuit is ongoing. See Note 8 of our Financial Statements in Item 8 for further discussion of this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” At February 19, 2020, there were 2,409 holders of record of our common stock (including 93 registered holders on the books and records of our transfer agent (excluding CEDE & Co.) and 2,136 accounts of banks, brokers, trustees or other nominees participating in the DTC system that hold shares of our common stock beneficially owned by others).

Issuer Purchases of Equity Securities

We had no repurchases of securities during the fourth quarter 2019. Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2019, with the cumulative total return of the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s SmallCap 600 Oil & Gas Equipment & Services Index for the same period. We believe that the Standard & Poor’s SmallCap 600 Index and the Standard & Poor’s SmallCap 600 Oil & Gas Equipment & Services Index are more appropriate indexes than the Standard & Poor’s 500 Index and Standard & Poor’s 500 Oil & Gas Equipment & Services Index as they more appropriately reflect the size, markets and capitalization of the Company. The returns are based on an assumed investment of $100 on January 1, 2015, at closing prices on December 31, 2014, in our common stock and in each of the indexes and on the assumption that dividends were re-invested.

Total Return to Shareholders

(includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec 15	Dec 16	Dec 17	Dec 18	Dec 19
Gulf Island		(44.3)%	14.3%	13.2%	(46.2)%	(29.8)%
S&P SmallCap 600 Index		(2.0)	26.6	13.2	(8.5)	22.8
S&P SmallCap 600 Oil & Gas Equipment & Services		(48.0)	39.5	(26.2)	(46.1)	(1.5)

	Base Period	INDEXED RETURNS ($'s) Years Ending
Company / Index	Dec 14	Dec 15	Dec 16	Dec 17	Dec 18	Dec 19
Gulf Island	$100.00	$55.67	$63.63	$72.04	$38.75	$27.21
S&P SmallCap 600 Index	100.00	98.03	124.06	140.48	128.56	157.85
S&P SmallCap 600 Oil & Gas Equipment & Services	100.00	51.99	72.52	53.51	28.85	28.42

Item 6. Selected Financial Data

The following table presents selected historical financial data as of the dates and for the periods indicated. The historical financial data for each year in the five-year period ended December 31, 2019, is derived from our audited financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and notes thereto included elsewhere in this 2019 Annual Report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Data:
Revenue	$303,308	$221,247	$171,022	$286,326	$306,120
Cost of revenue	320,307	228,443	213,947	261,473	321,276
Gross profit (loss) (1) (3) (5) (7)	(16,999)	(7,196)	(42,925)	24,853	(15,156)
General and administrative expense	15,628	19,015	17,800	19,670	16,256
Impairments and (gain) loss on assets held for sale (2) (4) (6) (8)	17,528	(6,850)	7,931	—	7,202
Other (income) expense, net	(134)	304	(46)	(681)	(20)
Operating income (loss)	(50,021)	(19,665)	(68,610)	5,864	(38,594)
Interest income (expense), net	531	(142)	(349)	(308)	(139)
Income (loss) before income taxes	(49,490)	(19,807)	(68,959)	5,556	(38,733)
Income tax (expense) benefit	96	(571)	24,193	(2,041)	13,369
Net income (loss)	$(49,394)	$(20,378)	$(44,766)	$3,515	$(25,364)
Basic and diluted income (loss) per common share	$(3.24)	$(1.36)	$(3.02)	$0.24	$(1.75)
Basic and diluted weighted-average common shares	15,227	15,032	14,838	14,631	14,546
Cash dividends per common share	$—	$—	$0.40	$0.40	$0.40

(1)	Gross loss for 2019 includes project charges of $8.4 million, $7.2 million, and $1.6 million for our Fabrication, Shipyard and Services Divisions, respectively.
(2)	Impairments and (gain) loss on assets held for sale for 2019 includes impairments of $9.0 million and $7.9 million for our Fabrication and Shipyard Divisions, respectively.

(3)	Gross loss for 2018 includes project charges of $2.4 million and $6.7 million for our Fabrication and Shipyard Divisions, respectively.
(4)

Impairments and (gain) loss on assets held for sale for 2018 includes impairments of $1.0 million for our Shipyard Division and a net benefit of $8.2 million for our Fabrication Division related to a gain on the sale of our South Texas Properties of $7.7 million and a gain on insurance recoveries of $3.6 million, offset partially by impairments of $3.4 million.

(5)	Gross loss for 2017 includes project charges of $34.5 million for our Shipyard Division and $5.5 million of costs related to our South Texas Properties for our Fabrication Division.
(6)	Impairments and (gain) loss on assets held for sale for 2017 includes impairments of $6.7 million and $1.2 million for our Fabrication and Shipyard Divisions, respectively.
(7)	Gross loss for 2015 includes project charges of $33.9 million for our Fabrication Division.
(8)	Impairments and (gain) loss on assets held for sale for 2015 includes impairments of $7.2 million for our Fabrication Division.

	December 31,
	2019	2018	2017	2016	2015
			(in thousands)
Balance Sheet Data:
Working capital	$65,630	$103,854	$130,499	$78,012	$77,968
Property, plant and equipment, net	70,484	79,930	88,899	206,222	200,384
Total assets	252,777	258,290	270,840	322,408	316,923
Debt	—	—	—	—	—
Cash Flow Data:
Net cash provided by (used in) operating activities	$(7,140)	$(20,392)	$(39,385)	$14,568	$10,694
Net cash provided by (used in) investing activities	(12,771)	82,718	(1,135)	2,698	(6,007)
Net cash used in financing activities	(843)	(852)	(1,664)	(927)	(5,944)
Operating Data:
Labor hours worked for the year ended December 31, (1)	2,376	1,947	1,926	2,784	2,655
Backlog at December 31, (2)
Labor hours	3,137	2,224	1,544	1,265	1,914
Dollars	$437,326	$356,460	$222,617	$132,972	$232,411

(1)	Labor hours are hours worked by employees and contractors directly involved in providing our services and in the production of our products.
(2)

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to written agreement, letters of intent or other forms of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606, and presented in Note 2 of our Financial Statements in Item 8.  Backlog includes our performance obligations at December 31, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606, but represent future work that we believe will be performed. For balance sheet dates December 31, 2015 - 2017, backlog also includes commitments received subsequent to December 31, of each year through the date of the respective annual reports.  We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

We are a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power, and marine operators; EPC companies; and certain agencies of the U.S. Government.

We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments.  During the first quarter 2019, our former EPC Division was operationally combined with our Fabrication Division, and accordingly, the segment results for the EPC Division for 2018 and 2017 were combined with the Fabrication Division to conform to the presentation of our reportable segments for 2019. Our corporate headquarters is located in Houston, Texas, with facilities for all our operating divisions located in Houma, Louisiana, and additional facilities for our Shipyard Division located in Jennings and Lake Charles, Louisiana. See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions for 2019 and see below for discussion of anticipated changes to our operating divisions for 2020. See Note 3 of our Financial Statements in Item 8 and below for discussion of our anticipated closure of the Jennings Yard.

Beginning in late 2014, a decline in oil and gas prices led to a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and a significant underutilization of our facilities in our Fabrication and Shipyard Divisions.  In recent years we have also experienced losses on certain projects, primarily in our Fabrication and Shipyard Divisions, including project charges of $17.2 million during 2019.  See Note 2 of our Financial Statements in Item 8 and “Results of Operations” below for further discussion of our project charges and losses on projects. Given the aforementioned market challenges and project charges, we implemented a strategy focused on the following initiatives:

•	Improve and maintain our liquidity through cost reduction efforts and the sale of underutilized assets;
•	Reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricate newbuild marine vessels for the government and other customers unrelated to the offshore oil and gas sector; and
–	Fabricate foundations, secondary steel components and support structures for offshore wind developments.
•	Improve our resource utilization and centralize our key project resources through the rationalization and integration of our facilities and operations;
•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures; and
•	Review alternative strategies for the Company.

Summarized below is our progress and current status with respect to the aforementioned initiatives.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity. At December 31, 2019, our cash and short-term investments totaled $69.6 million, and our total available liquidity, including our Credit Agreement, totaled $99.4 million. Our liquidity reflects our cost reduction initiatives (including reducing the compensation of our directors and executive officers), the sale of underutilized assets and facilities, and an improved overall cash flow position on our projects in backlog. In addition to our cash and short-term investments, at December 31, 2019, our assets held for sale totaled $9.0 million, and in February 2020, we reached a $10.0 million settlement related to disputed change orders for a completed project and received payment from the customer in February 2020.  See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale and recent sales of underutilized assets and facilities and Note 12 for further discussion of our change order settlement.

Efforts to reduce our reliance on the offshore oil and gas sector – We are pursuing several initiatives to reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector.

•

Fabrication of onshore modules, piping systems and structures - We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial fabrication facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures remains high; however, our pursuit of large project opportunities has been negatively affected by the competitive market environment and the timing and delay of certain opportunities. We continue to believe that our strategic location in Houma, Louisiana and our successful fabrication and timely delivery of four large petrochemical modules in 2018, position us well to compete in the onshore fabrication market; however, we do not expect large project opportunities to be awarded by customers until late 2020 or early 2021.  In the interim, we continue to strengthen our relationships with key customers and enhance our resources as discussed further below.

•

Fabrication of newbuild marine vessels for the government and other non-oil and gas related customers - We continue to pursue newbuild marine vessel opportunities for customers unrelated to the offshore oil and gas sector.  At December 31, 2019, the vast majority of our backlog within our Shipyard Division was attributable to government and other customers unrelated to the offshore oil and gas sector, including the construction of three research vessels and three towing, salvage and rescue ships, with customer options for five additional vessels. See Note 2 of our Financial Statements in Item 8 for discussion of a construction delay associated with our three research vessel projects.

•

Fabrication of offshore wind foundations, secondary steel components and support structures - We continue to believe that future requirements to provide electricity from renewable and green sources will result in growth of offshore wind projects.  Furthermore, we believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market.  This is demonstrated by our fabrication of wind turbine foundations for the first offshore wind project in the U.S. during 2015, and the fabrication of a meteorological tower and platform for an offshore wind project during 2018. While we believe we have the capability to participate in this emerging market, we do not expect any meaningful opportunities until 2021.

Efforts to improve our resource utilization and centralize our key project resources – We are also improving our resource utilization and centralizing our key project resources through the rationalization and integration of our facilities and operations.

•

Closure of Jennings Yard - In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur during the third quarter 2020.  The closure will consolidate our new build marine vessel construction activities in our Houma Yards, enabling us to maximize the utilization of our resources by reducing our overhead costs, combine our management and supervision talent in a single location, and improve our project execution.  See Note 3 of our Financial Statements in Item 8 for further discussion of our anticipated closure of the Jennings Yard.

•

Combination of our Fabrication Division and Services Division – In the first quarter 2020, we announced our intent to combine our Fabrication Division and Services Division to form an integrated new division called Fabrication & Services.  The integration will enable us to capitalize on the best practices and experience of the combined new division, maximize the utilization of our resources, including reducing our overhead costs, and improve our project execution.  In connection with the aforementioned, in the first quarter 2020, project execution responsibility for our two, forty-vehicle ferry projects was transferred from our Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division.

Efforts to improve our competitiveness and project execution – In recent years we have encountered operational challenges as we repositioned the Company away from our traditional reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector. Although our facilities are well-suited to support multiple end-markets and the fabrication of a variety of structures, we embarked on this repositioning during a competitive market in which we bid work at low margins, including break-even, to successfully secure backlog to mitigate the under-utilization of our resources and gain traction in the new markets we were pursuing. As discussed below, we encountered challenges as we bid and executed new project awards, including difficulties associated with transitioning our workforce to the fabrication of new and varied structures.  These workforce challenges were compounded by the need to replace much of our workforce in a competitive labor environment. The cumulative effect of these factors, among others specifically addressed in Note 2 of our Financial Statements in Item 8, was unanticipated changes in estimates on a majority of the projects in our backlog. We believe the experience gained during this transition period will prove to be an important foundation to our future success as it has provided key insights into the improvements necessary to achieve such success.  To that end, we are taking actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Such actions include changes in certain management and functional leadership, the hiring of additional key personnel and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a more disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating recent lessons learned into the bidding and execution of future projects.

Review alternative strategies for the Company – On November 4, 2019, we announced the completion of our previously announced review of alternative strategies that began in the second quarter 2019.  The review was designed to objectively evaluate alternative strategies for the Company, including possible merger or sale transactions, among other things. Based on this process, our Board of Directors determined that the interests of our shareholders were best served if the Company remains independent and the Board focuses on executing our existing business plan, which includes the efforts referenced above, among other things.

Operating Outlook

We continue to respond to the competitive environment within our industry and actively compete for additional opportunities. Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. However, our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•

The level of fabrication opportunities in our traditional offshore markets and the new markets we are pursuing, including refining, petrochemical, LNG and industrial facilities and offshore wind developments;

•	The level of new build marine vessel activity within, and outside of, the oil and gas sector;
•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion;
•	Our ability to hire and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division and closure of our Jennings Yard; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs (see Note 8 of our Financial Statements in Item 8 and “Legal Proceedings” in Item 3 for further discussion of the dispute).

In addition, although we have recently experienced improved utilization of our facilities, in the near-term: (i) the utilization of our Shipyard Division will be impacted by delays in construction activities for our three research vessel projects and disruptions caused by the closure of our Jennings Yard, and (ii) the utilization of our newly integrated Fabrication & Services Division will be impacted by the delay in timing of new project awards. Our near-term results may also be impacted by costs associated with investments in key personnel and process improvement efforts to support our aforementioned initiatives. In addition, our gross profit for both divisions will be impacted in the near-term as certain projects within our backlog are in a loss position and a majority of our remaining backlog is at, or near, break-even gross profit.  Specifically, due to previous new project awards bid at competitive pricing and the project charges in 2019, approximately 15% of our backlog is in a loss position and 70% of our backlog is at, or near, break-even (including our three research vessel projects and three towing, salvage and rescue ship projects).  Accordingly, this backlog will result in future revenue with no gross profit.  See Note 2 of our Financial Statements in Item 8 and “Results of Operations” below for further discussion of our project charges and losses on projects.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at December 31, 2019, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or reduction in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized.

A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 8) to our reported backlog is provided below (in thousands).

	December 31, 2019
	Fabrication	Shipyard	Services	Consolidated
Remaining performance obligations under Topic 606	$50,145	$352,081	$13,212	$415,438
Contracts under purported termination (1)	—	21,888	—	21,888
Total Backlog (2)	$50,145	$373,969	$13,212	$437,326

Backlog by Division at December 31, 2019 and 2018, is as follows (in thousands):

	December 31,
	2019		2018
Division	Amount	Labor hours	Amount	Labor hours
Fabrication	$50,145	413	$63,883	369
Shipyard	373,969	2,507	281,531	1,684
Services	13,212	217	11,046	171
Total Backlog (2)	$437,326	3,137	$356,460	2,224

Backlog at December 31, 2019, is expected to be recognized as revenue in the following periods (in thousands):

Year (3)	Total	Percentage
2020	$211,310	48.3%
2021	130,140	29.8%
Thereafter	95,876	21.9%
Total Backlog	$437,326	100.0%

(1)

Represents backlog within our Shipyard Division related to contracts for the construction of two MPSVs that are subject to purported notices of termination by our customer. We dispute the purported terminations and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the two MPSVs. See Note 8 of our Financial Statements in Item 8 and “Legal Proceedings” in Item 3 for further discussion of the dispute.

(2)

At December 31, 2019, eleven customers represented approximately 96% of our backlog and at December 31, 2018, seven customers represented approximately 90% of our backlog. At December 31, 2019, backlog from the eleven customers consisted of:

(i)	Construction of two harbor tugs within our Shipyard Division. The third of five vessels was completed in the third quarter 2019. We estimate completion of the remaining vessels in 2020;
(ii)

Construction of two harbor tugs within our Shipyard Division (separate from above). The third of five vessels was completed in the fourth quarter 2019. We estimate completion of the remaining vessels in 2020;

(iii)	Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023;
(iv)

Construction of three towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2021 and 2022. Our customer has options for the construction of five additional vessels;

(v)	Expansion of a 245-guest paddle wheel riverboat within our Fabrication Division. We estimate completion of the vessel in 2020;
(vi)	Construction of two, forty-vehicle ferries within our Fabrication Division. We estimate completion of the vessels in 2020;
(vii)	Fabrication of an offshore jacket and deck (destined for Trinidad) within our Fabrication Division. We estimate completion of the project in 2020;
(viii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2020;
(ix)	Fabrication of modules for an offshore facility within our Fabrication Division. We estimate completion of the project in 2020;
(x)	Material supply for an offshore jacket and deck within our Fabrication Division. We estimate completion of the project in 2020; and
(xi)	Construction of two MPSV’s within our Shipyard Division. See footnote (1 above) for further discussion.
(3)

The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See “Our backlog is subject to change as a result of delay, suspension, termination, or an increase or decrease in scope for projects currently in backlog” in Item 1A for further discussion of our backlog.

Our contracts for the construction of three towing, salvage and rescue ships contain options which grant our customer (the U.S. Navy) the right, if exercised, for the construction of five additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by such customer, our backlog would increase by approximately $333.0 million. We have not received any commitments from such customer related to the exercise of these options, and we can provide no assurances that any options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.

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

Revenue Recognition

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue for our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606"), which was adopted by us on January 1, 2018, and supersedes previous revenue recognition guidance, including industry-specific guidance. Accordingly, the reported results for 2019 and 2018 reflect the application of Topic 606 guidance, while the comparable results for 2017 were prepared under previous revenue recognition guidance.

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs.  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Prior to our adoption of Topic 606, revenue for our fixed-price and unit-rate contracts was recognized using the percentage-of-completion method, based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims achievement of contractual performance requirements, and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 of our Financial Statements in Item 8 for discussion of projects with significant changes in estimated margins during 2019, 2018 and 2017, including projects in a significant loss position at December 31, 2019.

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

Long-Lived Assets

We depreciate property, plant and equipment on a straight-line basis over estimated useful lives ranging from three to 25 years, absent any indicators of impairment. We review long-lived assets, which include property plant and equipment and our lease assets included within other noncurrent assets, for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the assets or asset groups are compared to their respective carrying amounts to determine if an impairment exists.  An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate.  See Note 3 of our Financial Statements in Item 8 for discussion of impairments of our long-lived assets.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 of our Financial Statements in Item 8 for discussion of impairments of our assets held for sale.

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

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years 2015 and after.  At December 31, 2019 and 2018, we had no material reserves for uncertain tax positions. See Note 6 of our Financial Statements in Item 8 for further discussion of our income taxes, DTAs, and valuation allowance.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 7 of our Financial Statements in Item 8 for further discussion of our stock-based and other compensation plans.

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

See Note 1 in Item 8 for further discussion of our fair value measurements.

Results of Operations

Comparison of 2019 and 2018 (in thousands, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful (generally when the 2018 period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$303,308	$221,247	$82,061	37.1%
Cost of revenue	320,307	228,443	(91,864)	(40.2)%
Gross loss	(16,999)	(7,196)	(9,803)	(136.2)%
Gross loss percentage	(5.6)%	(3.3)%
General and administrative expense	15,628	19,015	3,387	17.8%
Impairments and (gain) loss on assets held for sale	17,528	(6,850)	(24,378)	nm
Other (income) expense, net	(134)	304	438	nm
Operating loss	(50,021)	(19,665)	(30,356)	(154.4)%
Interest (expense) income, net	531	(142)	673	473.9%
Net loss before income taxes	(49,490)	(19,807)	(29,683)	(149.9)%
Income tax (expense) benefit	96	(571)	667	116.8%
Net loss	$(49,394)	$(20,378)	$(29,016)	(142.4)%

Revenue - Revenue for 2019 and 2018 was $303.3 million and $221.2 million, respectively, representing an increase of 37.1%. The increase was primarily due to:

•

Increased revenue for our Shipyard Division of $62.8 million, primarily due to progress on our research vessel projects and towing, salvage and rescue ship projects, offset partially by lower revenue for our harbor tug projects and the 2018 period including revenue on our two MPSV contracts which were suspended during the first quarter 2018; and

•

Increased revenue for our Fabrication Division of $29.6 million, primarily due to progress on our paddle wheel riverboat project, forty-vehicle ferry projects and offshore jacket and deck project, offset partially by the 2018 period including revenue associated with our petrochemical modules project that was completed during 2018; offset partially by,

•	Decreased revenue for our Services Division of $6.5 million, primarily due to lower fabricated products and construction services revenue, offset partially by higher onshore maintenance revenue.

See Note 8 of our Financial Statements within Item 8 for further discussion of our MPSV dispute.

Gross loss - Gross loss for 2019 and 2018 was $17.0 million (5.6% of revenue) and $7.2 million (3.3% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Project charges of $8.4 million, $7.2 million, and $1.6 million, within our Fabrication, Shipyard and Services Divisions, respectively;
•	The under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Fabrication Division, and to a lesser extent within our Shipyard Division); and
•	Holding costs of $1.2 million related to the two MPSV vessels which remain in our possession and are subject to dispute.

The increase in gross loss relative to the 2018 period was primarily due to:

•	The aforementioned project charges of $17.2 million;
•	A lower margin mix for our Shipyard and Services Divisions (excluding the aforementioned project charges); offset partially by,
•	A higher margin mix for our Fabrication Division (excluding the aforementioned project charges);
•	Higher revenue and increased recoveries of overhead costs due to higher activity; and
•	The 2018 period including project charges of $2.4 million within our Fabrication Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2019 and 2018 was $15.6 million (5.2% of revenue) and $19.0 million (8.6% of revenue), respectively, representing a decrease of 17.8%. The decrease was primarily due to:

•	Lower incentive plan costs, board of director compensation costs, and legal and advisory fees related to customer disputes and shareholder matters; offset partially by,
•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $1.4 million and $1.7 million for 2019 and 2018, respectively.  See Note 12 of our Financial Statements in Item 8 for discussion of our settlement of the change order dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $17.5 million and a gain of $6.9 million, respectively.

The loss for 2019 was primarily due to:

•

Impairments of $9.0 million for assets held for sale and assets removed from held for sale, offset partially by a gain of $0.4 million from the sale of assets held for sale within our Fabrication Division;

•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard within our Shipyard Division;
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard within our Shipyard Division; and
•	Impairment of $0.3 million for an asset that was held for sale and sold within our Shipyard Division and an impairment of $0.3 million for inventory within our Services Division.

The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard within our Fabrication Division; and
•

A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017 within our Fabrication Division; offset partially by,

•	Impairments of $4.4 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold within our Fabrication and Shipyard Divisions.

See "Overview" above and Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Other (income) expense, net - Other (income) expense, net for 2019 and 2018 was expense of $0.1 million and income of $0.3 million, respectively.  Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items.  The expense for 2019 and income for 2018 was primarily due to net losses and net gains, respectively, on the sales of equipment.

Interest (expense) income, net - Interest (expense) income, net for 2019 and 2018 was income of $0.5 million and expense of $0.1 million, respectively.  The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability.  The net interest expense for 2018 was primarily due to borrowings under our Credit Agreement during 2018.

Income tax (expense) benefit - Income tax (expense) benefit for 2019 and 2018 was a benefit of $0.1 million and expense of $0.6 million, respectively. The tax benefit for 2019 and expense for 2018 represent state income taxes. No federal tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods. See Note 6 of our Financial Statements in Item 8 for further discussion of our NOLs, deferred tax assets and valuation allowance.

Operating Segments

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$70,052	$40,420	$29,632	73.3%
Gross loss	(11,249)	(7,840)	(3,409)	(43.5)%
Gross loss percentage	(16.1)%	(19.4)%
General and administrative expense	2,353	4,951	2,598	52.5%
Impairments and (gain) loss on assets held for sale	8,651	(7,896)	(16,547)	(209.6)%
Other (income) expense, net	(152)	(82)	70	nm
Operating loss	(22,101)	(4,813)	(17,288)	(359.2)%

Revenue - Revenue for 2019 and 2018 was $70.1 million and $40.4 million, respectively, representing an increase of 73.3%. The increase was primarily due to:

•	Progress on our paddle wheel riverboat project, forty-vehicle ferry projects and jacket and deck project; offset partially by,
•	The 2018 period including revenue associated with our petrochemical module project that was completed in 2018.

Gross loss - Gross loss for 2019 and 2018 was $11.2 million (16.1% of revenue) and $7.8 million (19.4% of revenue), respectively. The gross loss for 2019 was primarily due to:

•

Project charges of $5.1 million related to forecast cost increases and liquidated damages on our forty-vehicle ferry projects, $2.0 million related to forecast cost increases on our jacket and deck project, and $1.3 million related to forecast cost increases our paddle wheel riverboat project; and

•	The under recovery of overhead costs.

The increase in gross loss relative to the 2018 period was primarily due to:

•	The aforementioned project charges of $8.4 million (with no gross profit recognized on these projects during 2019); offset partially by,
•	A higher margin mix (excluding the aforementioned project charges);
•	Higher revenue and increased recoveries of overhead costs due to higher activity; and
•	The 2018 period including project charges of $2.4 million on our petrochemical module project.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.4 million (3.4% of revenue) and $5.0 million (12.2% of revenue), respectively, representing a decrease of 52.5%. The decrease was primarily due to:

•	Lower costs associated with our former EPC Division; and
•	Lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Impairments and (gain) loss on assets held for sale - Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $8.7 million and a gain of $7.9 million, respectively.  The loss for 2019 was primarily due:

•	Impairments of $9.0 million for assets held for sale and assets removed from held for sale; offset partially by,
•	A gain of $0.4 million from the sale of assets held for sale.

The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard; and
•	A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,
•	Impairments of $3.4 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$159,217	$96,424	$62,793	65.1%
Gross loss	(10,949)	(10,472)	(477)	(4.6)%
Gross loss percentage	(6.9)%	(10.9)%
General and administrative expense	2,445	2,801	356	12.7%
Impairments and (gain) loss on assets held for sale	7,920	964	(6,956)	(721.6)%
Other (income) expense, net	38	159	121	nm
Operating loss	(21,352)	(14,396)	(6,956)	(48.3)%

Revenue - Revenue for 2019 and 2018 was $159.2 million and $96.4 million, respectively, representing an increase of 65.1%. The increase was primarily due to:

•	Progress on our research vessel projects and towing, salvage and rescue ship projects; offset partially by,
•	Lower revenue for our harbor tug projects and the 2018 period including revenue on our two MPSV contracts which were suspended during the first quarter 2018.

See Note 8 of our Financial Statements within Item 8 for further discussion of our MPSV dispute.

Gross loss - Gross loss for 2019 and 2018 was $10.9 million (6.9% of revenue) and $10.5 million (10.9% of revenue), respectively.  The gross loss for 2019 was primarily due to:

•

Project charges of $4.9 million related to forecast cost increases and liquidated damages on our harbor tug projects, $1.5 million related to forecast cost increases on our ice-breaker tug project, and $0.8 million related to the reversal of gross profit recognized prior to 2019 on our research vessel projects;

•	Holding costs of $1.2 million related to the two MPSV vessels which remain in our possession and are subject to dispute; and
•	The under recovery of overhead costs.

The increase in gross loss relative to the 2018 period was primarily due to:

•	The aforementioned project charges of $7.2 million; and
•

A lower margin mix as gross profit recognized on our research vessel projects and towing, salvage and rescue ship projects was not material as the projects are approximately break-even; offset partially by,

•	Higher revenue and increased recoveries of overhead costs due to higher activity; and
•	The 2018 period including project charges of $6.7 million on our harbor tug projects.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.4 million (1.5% of revenue) and $2.8 million (2.9% of revenue), respectively, representing a decrease of 12.7%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Impairments and (gain) loss on assets held for sale– Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $7.9 million and $1.0 million, respectively.  The loss for 2019 was primarily due to:

•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard;
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard; and
•	Impairment of $0.3 million for an asset that was held for sale and sold.

The loss for 2018 was primarily due to impairments of assets held for sale and/or sold. See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Services Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue	$81,706	$88,230	$(6,524)	(7.4)%
Gross profit	5,516	12,447	(6,931)	(55.7)%
Gross profit percentage	6.8%	14.1%
General and administrative expense	1,955	3,022	1,067	35.3%
Impairments and (gain) loss on assets held for sale	282	82	(200)	(243.9)%
Other (income) expense, net	(50)	(28)	22	nm
Operating income	3,329	9,371	(6,042)	(64.5)%

Revenue - Revenue for 2019 and 2018 was $81.7 million and $88.2 million, respectively, representing a decrease of 7.4%. The decrease was primarily due to lower fabricated products and construction services revenue, offset partially by higher onshore maintenance revenue.

Gross profit - Gross profit for 2019 and 2018 was $5.5 million (6.8% of revenue) and $12.4 million (14.1% of revenue), respectively. Gross profit for 2019 was impacted by project charges of $1.6 million related to forecast cost increases and liquidated damages on a subsea components fabrication project.  The decrease in gross profit relative to the 2018 period was primarily due to the aforementioned project charges, lower revenue and a lower margin mix (excluding the aforementioned project charges).  See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2019 and 2018 was $2.0 million (2.4% of revenue) and $3.0 million (3.4% of revenue), respectively, representing a decrease of 35.3%. The decrease was due primarily due to lower incentive plan costs and other cost reductions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $0.3 million and $0.1 million, respectively, primarily related to the impairments of inventory.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(7,667)	$(3,827)	$(3,840)	(100.3)%
Gross loss	(317)	(1,331)	1,014	76.2%
Gross loss percentage	n/a	n/a
General and administrative expense	8,875	8,241	(634)	(7.7)%
Impairments and (gain) loss on assets held for sale	675	-	(675)	nm
Other (income) expense, net	30	255	225	nm
Operating loss	(9,897)	(9,827)	(70)	(0.7)%

Gross loss - Gross loss for 2019 and 2018 was $0.3 million and $1.3 million, respectively.  The decrease in gross loss relative to the 2018 period was primarily due to lower costs associated with supporting our former EPC Division.

General and administrative expense - General and administrative expense for 2019 and 2018 was $8.9 million (2.9% of consolidated revenue) and $8.2 million (3.7% of consolidated revenue), respectively, representing an increase of 7.7%. The increase was primarily due to:

•	Increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018; and
•	Higher professional fees and other cost associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business; offset partially by,
•	Lower incentive plan costs and board of director compensation costs.

The customer disputes relate primarily to the pursuit of claims against a customer for disputed change orders for a completed project, and our MPSV projects which are subject to a purported termination and for which construction has been suspended. See Note 12 of our Financial Statements in Item 8 for discussion of our settlement of the change order dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a loss of $0.7 million, primarily related to $0.5 million of amounts payable to our former chief executive officer in connection with his retirement during the fourth quarter 2019.  Such amounts are payable in twelve equal monthly installments during 2020 and do not require any future service.

Comparison of 2018 and 2017 (in thousands, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful (generally when the 2017 period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$221,247	$171,022	$50,225	29.4%
Cost of revenue	228,443	213,947	(14,496)	(6.8)%
Gross loss	(7,196)	(42,925)	35,729	83.2%
Gross loss percentage	(3.3)%	(25.1)%
General and administrative expense	19,015	17,800	(1,215)	(6.8)%
Impairments and (gain) loss on assets held for sale	(6,850)	7,931	14,781	nm
Other (income) expense, net	304	(46)	(350)	nm
Operating loss	(19,665)	(68,610)	48,945	71.3%
Interest (expense) income, net	(142)	(349)	207	59.3%
Net loss before income taxes	(19,807)	(68,959)	49,152	71.3%
Income tax (expense) benefit	(571)	24,193	(24,764)	(102.4)%
Net loss	$(20,378)	$(44,766)	$24,388	54.5%

Revenue - Revenue for 2018 and 2017 was $221.2 million and $171.0 million, respectively, representing an increase of 29.4%. The increase was primarily due to:

•	Increased revenue for our Services Division of $22.8 million, primarily due to additional demand for both onshore and offshore services; and
•

Increased revenue for our Shipyard Division of $43.7 million, primarily due to progress on our ten harbor tug projects, two research vessel projects and an ice-breaker tug project that was not under construction during the 2017 period, offset partially by lower revenue from our two MPSV contracts that were suspended during the first quarter 2018; offset partially by,

•

Decreased revenue for our Fabrication Division of $17.7 million, primarily due to the completion of our petrochemical module project during the second quarter 2018 with no other significant projects under construction for the division until the fourth quarter 2018.

See Note 8 of our Financial Statements in Item 8 for further discussion of our MPSV dispute.

Gross loss - Gross loss for 2018 and 2017 was $7.2 million (3.3% of revenue) and $42.9 million (25.1% of revenue), respectively. The gross loss for 2018 was primarily due to:

•

The under recovery of overhead costs (primarily associated with the underutilization of our facilities within our Shipyard and Fabrication Divisions, including holding costs for our South Texas Properties of $2.1 million);

•	A lower margin project mix for our Shipyard Division related to previous project awards bid during a period of competitive pricing; and
•	Project charges and losses on projects within our Fabrication and Shipyard Divisions (see below).

The decrease in gross loss relative to the 2017 period was primarily due to:

•

Decreased gross loss of $34.4 million for our Shipyard Division, primarily due to increased revenue, reductions in overhead costs and improved recoveries of overhead costs, and the 2017 period including project losses of $34.5 million related to cost increases and liquidated damages on the construction of two MPSVs which are in dispute and for which construction has been suspended; offset partially by project charges and losses in the 2018 period on our harbor tug projects of $6.7 million; and

•	Increased gross profit of $7.9 million for our Services Division, primarily due to increased revenue and improved recovery of our overhead costs; offset partially by,
•

Increased gross loss of $5.9 million for our Fabrication Division, primarily due to decreased revenue and project charges and losses on our petrochemical module project of $2.4 million, offset partially by reductions in overhead costs and improved recoveries of overhead costs.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2018 and 2017 was $19.0 million (8.6% of revenue) and $17.8 million (10.4% of revenue), respectively, representing an increase of 6.8%. The increase was primarily due to:

•	Higher legal and advisory fees related to customer disputes and shareholder matters;
•	Professional fees associated with the evaluation of strategic alternatives and initiatives to diversify our business; and
•	The addition of administrative personnel for our newly created EPC Division; offset partially by,
•	Headcount reductions, lower incentive plan costs, executive management salary reductions and other cost saving initiatives.

Impairments and (gain) loss on assets held for sale - Impairments and (gain) loss on assets held for sale for 2018 and 2017 was a gain of $6.9 million and a loss of $7.9 million, respectively. The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard; and
•	A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017; offset partially by,
•	Impairments of $4.4 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold within our Fabrication and Shipyard Divisions.

The loss for 2017 was primarily due to:

•	Impairments of $6.7 million associated with inventory within our Fabrication Division; and
•	Impairments of $1.0 million and a loss of $0.3 million related to assets held for sale and/or sold within our Shipyard Division.

See "Overview" above and Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Other (income) expense, net - Other (income) expense, net for 2018 and 2017 was expense of $0.3 million and income of $46,000, respectively.  Other (income) expense, net generally represents (recoveries) provisions for bad debts, (gains) losses associated with the sale or disposition of property and equipment other than assets held for sale, and (income) expense associated with certain nonrecurring items.  The expense for 2018 and income for 2017 was primarily due to net losses and net gains, respectively, on the sales of equipment.

Interest (expense) income, net - Interest (expense) income, net for 2018 and 2017 was expense of $0.1 million and $0.3 million, respectively. The decrease in expense for the 2018 period primarily due to interest earned on higher cash equivalents and short-term investment balances.

Income tax (expense) benefit - Income tax (expense) benefit for 2018 and 2017 was expense of $0.6 million and a benefit of $24.2 million, respectively. Tax expense for 2018 represents state income taxes. No federal tax benefit was recorded during 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the period. See Note 6 of our Financial Statements in Item 8 for further discussion of our NOLs, deferred tax assets and valuation allowance.

Operating Segments

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$40,420	$58,078	$(17,658)	(30.4)%
Gross loss profit	(7,840)	(1,900)	(5,940)	(312.6)%
Gross loss percentage	(19.4)%	(3.3)%
General and administrative expense	4,951	3,416	(1,535)	(44.9)%
Impairments and (gain) loss on assets held for sale	(7,896)	6,683	14,579	218.2%
Other (income) expense, net	(82)	(30)	52	nm
Operating loss	(4,813)	(11,969)	7,156	59.8%

Revenue - Revenue for 2018 and 2017 was $40.4 million and $58.1 million, respectively, representing a decrease of 30.4%. The decrease was primarily due to the completion of our petrochemical module project during the second quarter 2018 with no other significant projects under construction for the division until the fourth quarter 2018 when the paddle wheel riverboat construction commenced.

Gross loss - Gross loss for 2018 and 2017 was $7.8 million (19.4% of revenue) and $1.9 million (3.3% of revenue), respectively. The gross loss for 2018 was primarily due to:

•	The under recovery of overhead costs (including holding costs for our South Texas Properties of $2.1 million); and
•	Project charges and losses on our petrochemical module project of $2.4 million.

The increase in gross loss relative to the 2017 period was primarily due to:

•	Decreased revenue related to the completion of our petrochemical module project and charges on the project; offset partially by,
•	Reductions in overhead costs and lower depreciation expense for our South Texas Properties as these assets were classified as held for sale during all of 2018; and
•	Reductions in overhead costs and improved recoveries of overhead costs.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2018 and 2017 was $5.0 million (12.2% of revenue) and $3.4 million (5.9% of revenue), respectively, representing an increase of 44.9%. The increase was primarily due to:

•	The addition of administrative personnel and other costs associated with our former EPC division; and
•	Higher legal and advisory fees related to the pursuit of claims against a customer for disputed change orders for a project completed prior to 2017, offset partially by,
•	Headcount reductions and lower incentive plan costs.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2018 and 2017 was a gain of $7.9 million and a loss of $6.7 million, respectively.  The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard; and
•	A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties during 2017; offset partially by,
•	Impairments of $3.4 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold.

The loss for 2017 was primarily due to impairments of $6.7 million related to inventory. See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$96,424	$52,699	$43,725	83.0%
Gross loss	(10,472)	(44,870)	34,398	76.7%
Gross loss percentage	(10.9)%	(85.1)%
General and administrative expense	2,801	3,926	1,125	28.7%
Impairments and (gain) loss on assets held for sale	964	1,248	284	22.8%
Other (income) expense, net	159	—	(159)	nm
Operating loss	(14,396)	(50,044)	35,648	71.2%

Revenue - Revenue for 2018 and 2017 was $96.4 million and $52.7 million, respectively, representing an increase of 83.0%. The increase was primarily due to:

•

Progress on our ten harbor tug projects (including the completion of one vessel in the fourth quarter 2018), two research vessel projects and our ice-breaker tug project that was not under construction during the 2017 period; offset partially by,

•	Lower revenue from our two MPSV contracts that were suspended during the first quarter 2018.

See Note 8 of our Financial Statements in Item 8 for further discussion of our MPSV dispute.

Gross loss - Gross loss for 2018 and 2017 was $10.5 million (10.9% of revenue) and $44.9 million (85.1% of revenue), respectively.  The gross loss for 2018 was primarily due to the under recovery of overhead costs and project charges and losses on our harbor tug projects (see below).

The decrease in gross loss relative to the 2017 period was primarily due to:

•	Increased revenue related to our harbor tug projects, two research vessel projects and our ice-breaker tug project;
•	Reductions in overhead costs and improved recoveries of overhead costs; and
•

The 2017 period including project losses of $34.5 million related to cost increases and the recording of liquidated damages on the construction of two MPSVs which are in dispute and for which construction has been suspended; offset partially by,

•	The 2018 period including charges and losses on our harbor tug projects of $6.7 million.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project charges and losses on projects.

General and administrative expense - General and administrative expense for 2018 and 2017 was $2.8 million (2.9% of revenue) and $3.9 million (7.4% of revenue), respectively, representing a decrease of 28.7%. The decrease was primarily due to:

•	Headcount reductions and lower incentive plan costs; offset partially by,
•	Higher legal and advisory fees related to customer disputes.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2018 and 2017 was a loss of $1.0 million and $1.2 million, respectively.  The impairments were related to assets held for sale and/or sold. See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments.

Services Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2018	2017	Amount	Percent
Revenue	$88,230	$65,445	$22,785	34.8%
Gross profit	12,447	4,575	7,872	172.1%
Gross profit percentage	14.1%	7.0%
General and administrative expense	3,022	2,701	(321)	(11.9)%
Impairments and (gain) loss on assets held for sale	82	—	(82)	nm
Other (income) expense, net	(28)	—	28	nm
Operating income	9,371	1,874	7,497	nm

Revenue - Revenue for 2018 and 2017 was $88.2 million and $65.4 million, respectively, representing an increase of 34.8%. The increase was due to an overall increase in activity resulting from higher demand for our onshore and offshore services.

Gross profit - Gross profit for 2018 and 2017 was $12.4 million (14.1% of revenue) and $4.6 million (7.0% of revenue), respectively. The increase in gross profit relative to the 2017 period was primarily due to higher revenue and improved recoveries of overhead costs.

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

Gross loss - Gross loss for 2018 and 2017 was $1.3 million and $0.7 million, respectively.  The increase in gross loss relative to the 2017 period was primarily due to higher costs to support our strategic initiatives and former EPC Division.

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

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement (discussed below).  At December 31, 2019, our cash, cash equivalents and short-term investments totaled $69.6 million, and our immediately available liquidity was as follows (in thousands):

Available Liquidity	Total
Cash and cash equivalents	$49,703
Short-term investments (1)	19,918
Total cash, cash equivalents and short-term investments	69,621
Credit Agreement total capacity	40,000
Outstanding letters of credit	(10,234)
Credit Agreement available capacity	29,766
Total available liquidity	$99,387

(1)	Includes U.S. Treasuries with original maturities of more than three months but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At December 31, 2019, our working capital was $65.6 million and included $69.6 million of cash, cash equivalents and short-term investments and $9.0 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at December 31, 2019 was negative $13.0 million, and consisted of net contract assets and contract liabilities (collectively, "Contracts in Progress") of $25.9 million; contracts receivable and retainage of $26.1 million; inventory, prepaid expenses and other assets of $6.6 million; and accounts payable, accrued expenses and other liabilities of $71.6 million.  The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at December 31, 2019 and 2018, and changes in such amounts during 2019 and 2018, was as follows (in thousands):

	December 31,		Change During the Period(3)
	2019	2018	2019	2018
Contract assets	$52,128	$29,982	$(22,146)	$(1,609)
Contract liabilities(1)	(26,271)	(16,845)	9,426	4,091
Contracts in progress, net(2)	25,857	13,137	(12,720)	2,482
Contracts receivable and retainage, net	26,095	22,505	(3,590)	5,961
Inventory, prepaid expenses and other assets	6,624	9,356	2,732	(590)
Accounts payable, accrued expenses and other liabilities	(71,573)	(39,256)	32,317	8,021
Total	$(12,997)	$5,742	$18,739	$15,874

(1)	Contract liabilities at December 31, 2019 and 2018, include accrued contract losses of $6.4 million and $2.4 million, respectively.
(2)

Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3)

Changes referenced in the cash flow activity section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense, (gain) loss on sales of fixed assets and other assets, and accruals for capital expenditures.

Fluctuations in our working capital, and its components, are not unusual in our business and are impacted by the size of our projects and the mix of our backlog. Our working capital is particularly impacted by the timing of new project awards and related payments in advance of performing work, and the subsequent achievement of billing milestones or project progress on backlog.  Working capital is also impacted at period-end by the timing of contracts receivable collections and accounts payable payments on our projects.

Cash Flow Activity (in thousands):

	December 31,
	2019	2018
Net cash used in operating activities	$(7,140)	$(20,392)
Net cash provided by (used in) investing activities	$(12,771)	$82,718
Net cash used in financing activities	$(843)	$(852)

Operating Activities – Cash used in operating activities for 2019 and 2018 was $7.1 million and $20.4 million, respectively, and was primarily due to the net impacts of the following:

2019 Activity

•

Operating losses, excluding net gains on assets held for sale of $0.4 million, gains on the sale of fixed and other assets of $0.6 million, depreciation and amortization expense of $9.6 million, non-cash asset impairments of $17.2 million, and stock-based compensation expense of $1.8 million;

•

Increase in contract assets of $22.1 million related to the timing of billings on projects, primarily due to an increase in unbilled positions on projects in our Shipyard Division (for our three research vessel projects and our first towing, salvage and rescue ship project), offset partially by a decrease in unbilled position on a project in our Shipyard Division (on our harbor tug projects).  See below for discussion of increase in related accounts payable.

•

Increase in contract liabilities of $9.4 million, primarily due to advance payments on a project in our Shipyard Division (for our third towing, salvage and rescue ship project) and three projects in our Fabrication Division, and an increase in our accrued contract losses, offset partially by the unwind of advance payments on a project in our Fabrication Division.

•

Increase in contracts receivable and retainage of $3.7 million related to the timing of billings and collections on our projects, primarily due to an increase in billings on two projects in our Fabrication Division;

•	Decrease in prepaid expenses, inventory and other assets of $2.6 million, primarily due to decreased inventory for our Services Division;
•

Increase in accounts payable and accrued expenses of $29.9 million, primarily due to increased project activity and the timing of payments for projects in our Shipyard Division (primarily for our three regional class research vessel projects and three towing, salvage and rescue ship projects); and

•	Change in noncurrent assets and liabilities, net of $1.5 million.

2018 Activity

•

Operating losses, excluding net gains on assets held for sale and insurance recoveries of $11.3 million, loss on the sale of fixed assets and other assets of $0.3 million, depreciation and amortization expense of $10.4 million, non-cash asset impairments of $4.4 million, and stock-based compensation expense of $2.8 million;

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

Investing Activities – Cash used in investing activities for 2019 was $12.8 million and was primarily due to the net purchase of short-term investments of $11.2 million and capital expenditures of $3.8 million, offset partially by proceeds from the sale of fixed assets and assets held for sale of $2.2 million.

Cash provided by investing activities for 2018 was $82.7 million and was primarily due to proceeds from the sale of our South Texas Properties and other fixed assets of $85.2 million, insurance proceeds of $9.4 million from the final settlement of hurricane damage to our South Texas Properties, offset partially by capital expenditures of $3.5 million and the net purchase of short-term investments of $8.4 million.  The sale of our South Texas Properties consisted of the following:

•	The sale of our Texas South Yard for $55.0 million, less selling costs of $1.2 million, for total net proceeds of $53.8 million and a gain of $3.9 million; and
•	The sale of our Texas North Yard for $28.0 million, less selling cost of $0.6 million, for total net proceeds of $27.4 million, and a gain of $4.1 million.

Financing Activities - Cash used in financing activities for 2019 and 2018 was $0.8 million and $0.9 million, respectively, and was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

Credit Agreement - We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit that matures June 9, 2021. On February 28, 2020, we amended our Credit Agreement to amend our financial covenants. Our amended quarterly financial covenants at December 31, 2019, and for the remaining term of the Credit Agreement, are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;
•

Minimum tangible net worth of at least the sum of $130.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering;

•	Minimum cash, cash equivalents and short-term investments of $40.0 million; and
•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (4.75% at December 31, 2019) or LIBOR (1.76% at December 31, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At December 31, 2019, we had no outstanding borrowings under our Credit Agreement and $10.2 million of outstanding letters of credit to support our projects, providing $29.8 million of available capacity. At December 31, 2019, we were in compliance with all of our amended financial covenants, with a tangible net worth of $153.4 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $69.6 million; a ratio of current assets to current liabilities of 1.67 to 1.0; and a ratio of funded debt to tangible net worth of 0.07:1.00.

Surety Bonds - We issue surety bonds in the ordinary course of business to support our projects.  At December 31, 2019, we had $409.9 million of outstanding surety bonds.  Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

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

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the compensation of our directors and executive officers), the sale of underutilized assets and facilities and an improved overall cashflow position on our projects in backlog. In addition, at December 31, 2019, we continue to have $9.0 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. Further, in February 2020, we reached a $10.0 million settlement related to disputed change orders for a completed project and received payment from the customer in February 2020.  The primary uses of our liquidity for 2020 and the foreseeable future are to fund:

•

Overhead costs associated with the underutilization of our facilities within our Fabrication & Services Division and Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including enhancements to our Shipyard Division facilities to execute our backlog);
•	Accrued contract losses recorded at December 31, 2019;
•	Working capital requirements for our projects (including the unwind of advance payments and potential additional projects for the U.S. Navy if the aforementioned options are exercised); and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

We anticipate capital expenditures of $10.0 million to $15.0 million for 2020, of which approximately $8.5 million represents capital investments required by our contracts for the construction of our three towing, salvage and rescue ships.  The expenditures relate to the construction of vessel erection sites and a warehouse for storage.  While the capital investment is required by the contracts, the assets will benefit our construction operations going forward, including supporting our execution of any further towing, salvage and rescue ships if our customer exercises its options for additional vessels as discussed in “New Awards and Backlog” above. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at December 31, 2019, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2020 and 2021, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Item 8. Financial Statements and Supplementary Data

In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-25 and are incorporated herein by reference. See Index to Financial Statements on Page 49.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report dated March 5, 2020, which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Gulf Island Fabrication, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Gulf Island Fabrication, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 5, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 5, 2020

Item 9B. Other Information

On February 28, 2020, we entered into our Fifth Amendment to our Credit Agreement. The Fifth Amendment lowers (i) the ratio of current assets to current liabilities covenant from 2.00:1.00 to 1.25:1.00, and (ii) the base tangible net worth requirement for the minimum tangible net worth covenant from $170.0 million to $130.0 million. In addition, the Fifth Amended adds a new minimum cash, cash equivalents and short-term investments financial covenant of $40.0 million. The Fifth Amendment provides for no other changes. See Note 5 of our Financial Statements in Item 8 for further discussion of our amendment.

On March 3, 2020, the Compensation Committee of the Company’s Board of Directors approved a special retention bonus program (the “Program”) for certain of the Company’s executive officers and senior managers, including Mr. Heo, our President and Chief Executive Officer, and Mr. Stockton, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.  Participants in the Program will receive retention bonuses payable in cash conditioned on their continued employment with the Company through the payment date, payable in either one or two installments during 2020.  Mr. Heo’s aggregate retention award is $200,000, and is payable in one installment on December 31, 2020, and Mr. Stockton’s aggregate retention award is $150,000, payable in installments of $50,000 and $100,000 on June 30, 2020 and December 31, 2020, respectively.  The foregoing summary is qualified in its entirety by reference to the form of Notice of Retention Bonus Program, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding executive officers called for by this item may be found following Item 4 of this Report under the caption “Information about our Executive Officers” and is incorporated herein by reference.

We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and persons performing similar functions. These codes are available to the public on our Internet website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our website. Such information will remain available on our website for at least 12 months.

The remaining information called for by this item may be found in our definitive proxy statement prepared in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive proxy statement prepared in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	286,148		N/A	611,887
Equity compensation plans not approved by security holders	—			—
Total	286,148	(1)		611,887	(2)

(1)	Represents shares issuable pursuant to the terms of outstanding restricted stock awards. These awards are not reflected in the next column as they do not have an exercise price.
(2)	Represents aggregate shares available for future issuance under our Incentive Plans at December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2020 annual meeting of shareholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2020, expressed an unqualified opinion thereon.

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

New Orleans, Louisiana

March 5, 2020

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$49,703	$70,457
Short-term investments	19,918	8,720
Contracts receivable and retainage, net	26,095	22,505
Contract assets	52,128	29,982
Prepaid expenses and other assets	3,948	3,268
Inventory	2,676	6,088
Assets held for sale	9,006	18,935
Total current assets	163,474	159,955
Property, plant and equipment, net	70,484	79,930
Other noncurrent assets	18,819	18,405
Total assets	$252,777	$258,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,542	$28,969
Contract liabilities	26,271	16,845
Accrued expenses and other liabilities	10,031	10,287
Total current liabilities	97,844	56,101
Other noncurrent liabilities	2,248	1,089
Total liabilities	100,092	57,190
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,263 issued and outstanding at December 31, 2019 and 15,090 at December 31, 2018	11,119	11,021
Additional paid-in capital	103,124	102,243
Retained earnings	38,442	87,836
Total shareholders’ equity	152,685	201,100
Total liabilities and shareholders’ equity	$252,777	$258,290

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$303,308	$221,247	$171,022
Cost of revenue	320,307	228,443	213,947
Gross loss	(16,999)	(7,196)	(42,925)
General and administrative expense	15,628	19,015	17,800
Impairments and (gain) loss on assets held for sale	17,528	(6,850)	7,931
Other (income) expense, net	(134)	304	(46)
Operating loss	(50,021)	(19,665)	(68,610)
Interest (expense) income, net	531	(142)	(349)
Net loss before income taxes	(49,490)	(19,807)	(68,959)
Income tax (expense) benefit	96	(571)	24,193
Net loss	$(49,394)	$(20,378)	$(44,766)
Per share data:
Basic and diluted loss per common share	$(3.24)	$(1.36)	$(3.02)
Cash dividends per common share	$—	$—	$0.04

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2017	14,695	$10,641	$98,813	$153,578	$263,032
Net loss	—	—	—	(44,766)	(44,766)
Vesting of restricted stock	215	(92)	(824)	—	(916)
Stock-based compensation expense	—	274	2,467	—	2,741
Dividends on common stock	—	—	—	(598)	(598)
Balance at December 31, 2017	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(20,378)	(20,378)
Vesting of restricted stock	180	(81)	(729)	—	(810)
Stock-based compensation expense	—	279	2,516	—	2,795
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(49,394)	(49,394)
Vesting of restricted stock	173	(79)	(716)	—	(795)
Stock-based compensation expense	—	177	1,597	—	1,774
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(49,394)	$(20,378)	$(44,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	9,564	10,350	12,745
Other amortization, net	50	80	(1,844)
Bad debt expense	59	30	21
Asset impairments	17,223	4,445	7,672
(Gain) loss on assets held for sale, net	(369)	(7,724)	259
Gain on insurance recoveries	—	(3,571)	—
(Gain) loss on sale of fixed assets and other assets, net	(584)	268	(35)
Deferred income taxes	(10)	200	(23,234)
Stock-based compensation expense	1,774	2,795	2,741
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	(3,650)	2,962	(8,319)
Contract assets	(22,145)	(26,932)	(1,544)
Prepaid expenses, inventory and other current assets	2,556	(3,162)	782
Accounts payable	30,950	10,515	9,354
Contract liabilities	9,425	12,371	8,390
Accrued expenses and other liabilities	(1,099)	(3,352)	(3,177)
Noncurrent assets and liabilities, net (including long-term retainage)	(1,490)	711	1,570
Net cash used in operating activities	(7,140)	(20,392)	(39,385)
Cash flows from investing activities:
Purchases of short-term investments	(65,284)	(9,610)	—
Maturities of short-term investments	54,086	1,200	—
Capital expenditures	(3,790)	(3,481)	(4,834)
Proceeds from sale of property, plant and equipment	2,217	85,247	2,155
Recoveries from insurance claims	—	9,362	1,544
Net cash provided by (used in) investing activities	(12,771)	82,718	(1,135)
Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	15,000	2,000
Repayment of borrowings under Credit Agreement	—	(15,000)	(2,000)
Payment of financing cost	(48)	(42)	(150)
Tax payments for vested stock withholdings	(795)	(810)	(916)
Payments of dividends on common stock	—	—	(598)
Net cash used in financing activities	(843)	(852)	(1,664)
Net increase (decrease) in cash and cash equivalents	(20,754)	61,474	(42,184)
Cash and cash equivalents, beginning of period	70,457	8,983	51,167
Cash and cash equivalents, end of period	$49,703	$70,457	$8,983
Supplemental cash flow information:
Interest paid	$470	$352	$349
Income taxes paid (refunds received), net	$63	$6	$189
Reclassification of property, plant and equipment to assets held for sale	$294	$—	$109,488
Reclassification of assets held for sale to property, plant and equipment	$1,162	$866	$—
Reclassification of accrued expenses to assets held for sale	$—	$3,245	$—

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” "the Company," "we," "us" and "our") is a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. We operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana. See Note 3 for discussion of our anticipated closure of the Jennings Yard.

Significant projects in our backlog include the expansion of a paddle wheel riverboat; the fabrication of an offshore jacket and deck and modules for an offshore facility; material supply for an offshore jacket and deck; and construction of four harbor tug vessels, three regional class research vessels, three vehicle ferries, an ice-breaker tug, and three towing, salvage and rescue ships.  Projects completed in recent years include the fabrication of petrochemical modules and a meteorological tower and platform for an offshore wind project and construction of two technologically-advanced OSVs, six harbor tug vessels and two towboats. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S., and construction of two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

Basis of Presentation

The accompanying Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") and accounting principles generally accepted in the U.S. ("GAAP").

Liquidity Outlook

In recent years our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant underutilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity, reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize our key project resources, and improve our competitiveness and project execution.  These initiatives are ongoing, and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents, short-term investments and availability under our Credit Agreement (defined in Note 5), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

Operating Cycle

The durations of our contracts vary, but typically extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current which may not be received or paid within the next twelve months include contract retainage, contract assets, deferred revenue and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Loss Per Share

Basic loss per share ("EPS") is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities.  See Note 9 for calculations of our basic and diluted EPS.

Cash Equivalents and Short-term Investments

Cash Equivalents - We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Short-term Investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2019, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity and it is not more likely than not that we would be required to sell the investments prior to their maturity.   The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

Inventory

Inventory is recorded at the lower of cost or net realizable value determined using the first-in-first-out basis.  The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition.  Net realizable value is our estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation.  An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales and salvage value.  See Note 3 for further discussion of our inventory impairments.

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

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award.  We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Consolidated Statements of Operations (“Statement of Operations”).  See Note 7 for further discussion of our stock-based and other compensation plans.

Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Consolidated Statements of Cash Flows ("Statement of Cash Flows").

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 for further discussion of our assets held for sale.

Depreciation Expense

We depreciate property, plant and equipment on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. See Note 4 for further discussion of our property, plant and equipment.

Long-Lived Assets

We review long-lived assets for impairment, which include property, plant and equipment and our lease assets included within other noncurrent assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, the estimated future undiscounted cash flow associated with the asset or asset group is compared to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate.  See Note 3 for further discussion of impairments of our long-lived assets.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. See Note 3 for discussion of impairments of our inventory, long-lived assets and assets-held-for sale.

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

We recognize revenue for our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606"), which was adopted by us on January 1, 2018, and supersedes previous revenue recognition guidance, including industry-specific guidance.  Accordingly, the reported results for 2019 and 2018 reflect the application of Topic 606 guidance, while the comparable results for 2017 were prepared under previous revenue recognition guidance. The impact of our adoption of Topic 606 was not material to our Financial Statements.  Accordingly, no cumulative effect adjustment to retained earnings as of January 1, 2018 was recorded (based on the application of the modified retrospective method under Topic 606).

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Prior to our adoption of Topic 606, revenue for our fixed-price and unit-rate contracts was recognized using the percentage-of-completion method, based on the percentage of direct labor hours incurred to date compared to total estimated direct labor hours, and revenue for materials was recognized only to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during 2019, 2018 and 2017, including projects in a significant loss position at December 31, 2019.

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

Variable Consideration - Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of unapproved change orders, claims, incentives and liquidated damages.

Additional Disclosures - Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2019 and 2018, we had no deferred pre-contract costs.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense.  See Note 6 for further discussion of our income taxes and DTAs.

New Accounting Standards

Leases - In the first quarter 2019, we adopted ASU 2016-02, “Leases,” which required us to record a lease liability on our Consolidated Balance Sheets (“Balance Sheet”) as of January 1, 2019 equal to the present value of our lease payments for leased assets, and record a lease asset on our Balance Sheet representing our right to use the underlying leased assets for all leases having an original term of longer than twelve months. In our adoption we elected the modified retrospective transition method, and accordingly, prior periods have not been restated and continue to be reported under the lease standard in effect during such periods. We also elected certain practical expedients provided by the new standard, including not recording an asset or liability for leases having a term of twelve months or less and not separating lease and non-lease components for our leases. Upon adoption of the standard we recorded operating lease assets and lease liabilities at January 1, 2019 associated with our long-term leases.  The lease asset is reflected within other noncurrent assets, and the current and noncurrent portions of the lease liability are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 4 for further discussion of our adoption of this standard and our lease assets and liabilities.

Stock-based grants - In the first quarter 2019, we adopted ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting," which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the new standard, most of the guidance for such payments to non-employees is now aligned with the requirements for share-based payments to employees. The adoption of the new standard did not have a material impact on our financial position, results of operations or related disclosures.

Financial instruments - In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

Income taxes - In December 2019, the FASB issued ASU 2019-12 to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for us in the first quarter 2021. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for 2019, 2018 and 2017 (in thousands):

	2019
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$70,052	$152,590	$30,147	$(5,169)	$247,620
T&M (2)	—	6,627	41,014	—	47,641
Other	—	—	10,545	(2,498)	8,047
Total	$70,052	$159,217	$81,706	$(7,667)	$303,308

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2018
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$40,420	$88,887	$38,612	$(2,414)	$165,505
T&M (2)	—	7,537	43,481	—	51,018
Other	—	—	6,137	(1,413)	4,724
Total	$40,420	$96,424	$88,230	$(3,827)	$221,247

	2017
	Fabrication	Shipyard	Services	Eliminations	Total
Contract Type
Fixed-price and unit-rate (1)	$58,078	$47,787	$28,465	$(5,096)	$129,234
T&M (2)	—	4,912	35,180	—	40,092
Other	—	—	1,800	(104)	1,696
Total	$58,078	$52,699	$65,445	$(5,200)	$171,022

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at December 31, 2019 (in thousands).

Segment	Performance Obligations
Fabrication	$50,145
Shipyard (1)	352,081
Services	13,212
Total	$415,438

(1)

Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to notices of termination from our customer. See Note 8 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at December 31, 2019, in the following periods (in thousands):

Year	Total
2020	$211,310
2021	108,252
2022 and beyond	95,876
Total	$415,438

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at December 31, 2019 and 2018 is as follows (in thousands):

	December 31,
	2019	2018
Costs incurred on uncompleted contracts	$386,932	$256,239
Estimated loss incurred to date	(48,895)	(35,470)
Sub-total	338,037	220,769
Billings to date	(295,136)	(190,588)
Deferred revenue (1)	(4,592)	(4,592)
Total	$38,309	$25,589

(1)	Deferred revenue is included within other noncurrent assets as further discussed below.

The above amounts are included within the following captions in our Balance Sheet at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Contract assets	$52,128	$29,982
Contract liabilities (1), (2), (3)	(26,271)	(16,845)
Sub-total	25,857	13,137
Contract assets, noncurrent (1)	12,452	12,452
Total	$38,309	$25,589

(1)

The increase in contract liabilities compared to December 31, 2018, was primarily due to advance payments on a project in our Shipyard Division and three projects in our Fabrication Division and an increase in accrued contract losses, offset partially by the unwind of advance payments on a project in our Fabrication Division as a result of project progress. Contract assets, noncurrent at December 31, 2019 and 2018 consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of our customer’s purported termination of our two MPSV contracts. See Note 8 for further discussion of these contracts.

(2)	Revenue recognized during 2019 and 2018 related to amounts included in our contract liabilities balance at December 31, 2018 and 2017, was $14.3 million and $5.1 million, respectively.
(3)

Contract liabilities at December 31, 2019 and 2018, includes accrued contract losses of $6.4 million and $2.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Significant Customers

We are not dependent on any one customer, and the revenue derived from each customer varies from year to year based on new project awards for each customer.  However, for 2019, 2018 and 2017, certain customers individually accounted for 10% or more of our consolidated revenue as follows (in thousands):

Customer	2019	2018	2017
A	$52,310	*	*
B	39,897	*	*
C	36,175	49,123	21,781
D	34,448	*	*
E	*	25,873	*
F	*	23,279	*
G	*	*	44,724

*	The customer revenue was less than 10% of consolidated revenue for the year.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for Doubtful Accounts

For 2019, 2018 and 2017, our provision for bad debts was $59,000, $30,000 and $21,000, respectively.  Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our allowance for doubtful accounts at December 31, 2019 and 2018 was $15,000 and $0.4 million, respectively.

Variable Consideration

For 2019, 2018 and 2017, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2019 and 2018, certain projects reflected a reduction in contract price for liquidated damages of $12.9 million and $11.2 million, of which $11.2 million was recorded during 2017.

Changes in Project Estimates

Changes in Estimates for 2019 - For 2019, significant changes in estimated margins on projects negatively impacted our operating results by $17.2 million. The changes in estimates were associated with the following:

Shipyard Division

•

Harbor Tug Projects: Increased forecast costs and forecast liquidated damages of $4.9 million for our harbor tug projects within our Shipyard Division, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule.  The impacts were primarily due to limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor, the need to supplement and re-perform work for an under-performing paint subcontractor, higher than anticipated costs for paint scopes that were assumed by us from our paint subcontractor, higher cost estimates from our electrical and instrumentation subcontractor, our inability to achieve previously anticipated labor productivity improvements, and expectations of future labor productivity. The revised forecasts incorporate actual results realized from completion of the sixth vessel in the fourth quarter 2019 and progress achieved on the seventh vessel which was completed in February 2020. At December 31, 2019, the uncompleted vessels were at various stages of completion ranging from approximately 60% to 93% and are forecast to be completed at various dates ranging from the first quarter 2020 through the third quarter 2020. The projects were in a loss position at December 31, 2019 and our reserve for estimated losses was $1.6 million. If future craft labor productivity differs from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.

•

Ice-Breaker Tug Project: Increased forecast costs of $1.5 million for our ice-breaker tug project within our Shipyard Division, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule. The impacts were primarily due to incomplete and deficient subcontracted production engineering which resulted in construction rework and disruption and lower than anticipated craft labor productivity, higher cost estimates from our various subcontractors, difficulties encountered to launch the vessel, and anticipated higher costs to deliver the vessel.  At December 31, 2019, the vessel was approximately 91% complete and is forecast to be completed in the first quarter 2020 and delivered in the second quarter 2020. The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.1 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended, or we experience further delays or additional costs to deliver the vessel, the project would experience further losses.

•

Research Vessel Projects: Reversal of $0.8 million of gross profit recognized prior to 2019 for our three research vessel projects within our Shipyard Division. The projects have experienced difficulties with subcontracted production engineering, due in part to vessel size constraints and complexities associated with vessel functionality, which has resulted in incomplete and deficient production engineering and construction delays, disruption and rework. As a result, we made a collective decision with our customer to delay construction activities on the projects until production engineering achieves a satisfactory level of completion to limit further impacts on construction, including disruption and rework.  In addition, we have agreed to a change order with the customer that includes the following:

-	The replacement of the current subcontracted production engineering firm with a different engineering subcontractor that will be contracted directly by the customer;
-	Extensions of the schedule liquidated damages dates for the projects; and
-	Increases in project price for the contracts to account for the estimated cost impacts of the production engineering and construction delays.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We are currently working collaboratively with the customer to identify opportunities to commence construction activities in advance of full completion of production engineering to minimize the schedule impacts to the projects. Based on our current forecast cost to complete the projects, the change order and collaborative nature of our discussions with the customer, we are not forecasting losses on the projects. However, due to uncertainties with respect to the timing of completion of production engineering and the potential impacts on our construction schedules and costs, as well as ongoing discussions with the customer, we are unable to reasonably estimate the amount of gross profit, if any, that will ultimately be realized on the projects.  Accordingly, during the fourth quarter 2019 we reversed all previously recognized gross profit on the projects (including the reversal of $2.5 million of gross profit that was recognized prior to the fourth quarter 2019) and intend to only recognize revenue equal to costs on the projects until we are able to reasonably estimate the amount of gross profit, if any, expected to be realized on the projects. We anticipate being able to make such an estimate upon substantial completion of production engineering. If the projects experience further delays associated with production engineering or other matters, we are unable to achieve our progress estimates, our schedules are further extended, the projects incur schedule liquidated damages, future craft labor productivity and subcontractor costs differ from our current estimates, or we are unable to recover the costs of any of the aforementioned from our customer, the projects would experience losses.

Fabrication Division

•

Forty-Vehicle Ferry Projects: Increased forecast costs and forecast liquidated damages of $5.1 million for our two, forty-vehicle ferry projects within our Fabrication Division, primarily associated with increased craft labor, subcontracted services and materials costs.  The impacts were primarily due to greater than anticipated rework, lower than anticipated productivity experienced primarily during the fourth quarter 2019, and our expectations of future labor productivity.  The revised forecasts incorporate actual results realized to date on the first vehicle ferry and actual results realized on similar projects in backlog. At December 31, 2019, the projects were approximately 28% and 53% complete and are forecast to be completed in the fourth quarter 2020.  The projects were in a loss position at December 31, 2019 and our reserve for estimated losses was $3.0 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.

•

Paddle Wheel River Boat Project: Increased forecast costs of $1.3 million for our paddle wheel river boat project within our Fabrication Division, primarily associated with increased craft labor costs.  The impacts were primarily due to difficulties encountered in commissioning the vessel and the need to accelerate our schedule, including performing out of sequence work scopes, to enable subcontracted works scopes to commence and mitigate the schedule and cost impacts of delaying the subcontracted work scopes. At December 31, 2019, the project was approximately 88% complete and is forecast to be completed in the first quarter 2020.  The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.2 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedule is extended or the project incurs schedule liquidated damages, the project would experience further losses.

•

Jacket and Deck Project: Increased forecast costs and forecast liquidated damages of $2.0 million for our jacket and deck project within our Fabrication Division, primarily associated with increased subcontracted services costs and extensions of schedule.  The impacts were primarily due to higher than anticipated cost estimates from our commissioning subcontractors and delays associated with customer related directives. We are disputing the scope of the commissioning responsibility with the customer and we believe the extensions of schedule and associated forecast liquidated damages are the result of the customer related directives. Accordingly, we are pursuing change orders from the customer to recover the increased forecast commissioning costs and to extend the schedule date for determination of liquidated damages.  However, the customer is disputing the change orders, and accordingly, our forecast at December 31, 2019 does not reflect potential future benefits, if any, from any favorable resolution of the change orders. At December 31, 2019, the project was approximately 46% complete and is forecast to be completed in the third quarter 2020.  The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $1.1 million.  If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the project incurs additional schedule liquidated damages, the project would experience further losses.

Services Division

•

Subsea Components Project: Increased forecast costs and liquidated damages of $1.6 million for our subsea components project within our Services Division, primarily associated with increased craft labor, subcontracted services and materials costs and extensions of schedule. The impacts were primarily due to stringent welding procedure requirements and customer specifications which resulted in additional materials, craft labor, and subcontracted services and support. At December 31, 2019, the project was approximately 86% complete and is forecast to be completed in the first quarter 2020. The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.2 million. If we continue to experience difficulties with the procedure requirements and specifications for the project or the schedule is further extended, the project would experience further losses.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in estimates for 2018 - For 2018, significant changes in estimated margins on projects negatively impacted our operating results by $9.1 million.  The changes in estimates were associated with the following:

•

Petrochemical Modules Project: Increased forecast costs of $2.4 million for our petrochemical module project within our Fabrication Division, primarily associated with increased subcontracted services costs.  The impacts were primarily due to higher cost estimates from our insulation and other subcontractors.  The project was completed in 2018.

•

Harbor Tug Projects: Increased forecast costs and liquidated damages of $6.7 million for our harbor tug projects within our Shipyard Division, primarily associated with craft labor costs and extensions of schedule.  The impacts were primarily due to lower than anticipated craft labor productivity related to pipe installation and testing.  The projects were in a loss position at December 31, 2019 and 2018.  See further discussion above for associated impacts for 2019.

Changes in estimates for 2017 - For 2017, significant changes in estimated margins on projects negatively impacted our operating results by $34.5 million.  The changes in estimates were associated with the following:

•

MPSV Projects: Increased forecast costs and liquidated damages for our two multi-purpose service vessels (“MPSV”) within our Shipyard Division. The impacts were primarily due to complexities related to the installation of the power and communications systems and reductions in price of $11.2 million for liquidated damages (representing the maximum amount of liquidated damages under the contracts) which are in dispute.  The projects were in a loss position at December 31, 2019 and 2018.  We are currently in a dispute with the customer regarding the two MPSV projects.  As a result of our dispute and uncertainty with respect to the timing of resolution, all contract assets, accrued contract losses, and deferred revenue balances associated with the projects have been classified within other noncurrent assets, resulting in a net contract asset balance of $12.5 million for these projects within other noncurrent assets on our Balance Sheet at December 31, 2019 and 2018.  See Note 8 for further discussion of the dispute.

Other Project Matters

Project Tariffs - Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

Other - At December 31, 2019 and 2018, other noncurrent assets on our Balance Sheet included $3.0 million of retention for a previously completed project in our Fabrication Division for the fabrication of petrochemical modules. This retention is billable to the customer upon expiration of the contractual warranty period, which is expected to occur in the second quarter 2020. In January 2020, the customer entered into a restructuring transaction through a prepackaged Chapter 11 process that is intended to enable the customer to fulfill its commitments to suppliers, including payment of our retention.   However, the restructuring transaction, which is subject to court approval, could delay the timing of collection of the retention.

3. IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale (“AHFS”) generally represents asset impairments, (gains) losses on the sale of assets held for sale and certain nonrecurring items. A summary for 2019, 2018 and 2017 is below:

	2019
Impairments and (gain) loss on assets held for sale	Fabrication	Shipyard	Services	Corporate	Total
Impairments of AHFS	$7,842	$324	$—	$—	$8,166
Impairments of assets removed from AHFS	1,060	—	—	—	1,060
Impairments of Jennings Yard assets	—	4,578	—	—	4,578
Impairments of Lake Charles Yard assets	—	2,998	—	—	2,998
Impairments of inventory and other assets	118	—	282	21	421
(Gain) loss on AHFS and other	(369)	20	—	654	305
Total	$8,651	$7,920	$282	$675	$17,528

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Impairments of AHFS – At December 31, 2019, our Fabrication Division assets held for sale totaled $9.0 million and primarily consisted of three 660-ton crawler cranes, two plate bending roll machines and a deck barge.  The deck barge was classified as held for sale during the fourth quarter 2019.  The crawler cranes and plate bending roll machines were classified as held for sale for all of 2019. During the fourth quarter 2019, we revised our estimates of fair value for the crawler cranes based on updated broker opinions of value and revised our estimates of fair value for the plate bending roll machines based on third party indications of value.  Our revised estimates of fair value for these assets were lower than our previous estimates due to current market conditions, the limited interest received in the assets during the last twelve months, the specific use nature of the assets (and the size of the assets in the case of the cranes), and our expectation of a shorter marketing period due to concerns regarding future deterioration of the assets. As a result of the aforementioned, during 2019 we recorded impairments of $7.8 million for the crawler cranes and plate bending roll machines. During 2019, we also recorded impairments of $0.3 million associated with a drydock in our Shipyard Division that was held-for-sale and sold during the fourth quarter 2019 for proceeds of $0.6 million.

•

Impairments of assets removed from AHFS – During the fourth quarter 2019, we determined that we no longer intended to sell a deck barge (separate from the aforementioned deck barge) and panel line equipment that was previously classified as held for sale, and the assets were reclassified as property, plant and equipment.  In connection therewith, the assets were recorded at the lower of their fair value or net book value as if they had been depreciated while being classified as held for sale, which resulted impairments of $1.1 million during 2019.

•

Impairments of Jennings Yard assets – During the fourth quarter 2019, we reassessed our previous estimates of the future cashflows expected to be generated by our leased Jennings Yard.  Our revised forecast gave consideration to recent operating losses experienced on our harbor tug projects in the Jennings Yard and our intention to close the facility upon completion of the harbor tug projects, which is forecast to occur during the third quarter 2020.  Based on our revised forecast, we determined that the net book value of the Jennings Yard assets exceeded our estimates of future cashflows, which indicated that the assets were impaired.  Our Jennings Yard assets primarily consist of a lease asset, non-moveable facility improvements and certain moveable equipment. We based our impairments of the lease asset and non-moveable facility improvements on our current expectation to abandon the facility upon completion of the harbor tugs, and we based our impairments of the moveable equipment on broker opinions of value for such assets.  As a result of the aforementioned, we fully impaired the lease asset and non-moveable facility improvements and partially impaired the moveable equipment, which resulted in impairments of $4.6 million during 2019. We do not believe the anticipated closure of the Jennings Yard will impact our ability to operate our Shipyard Division and it does not qualify for discontinued operations presentation as we will continue to operate our Shipyard Division from our Lake Charles Yard and Houma Yards. See Note 4 for further discussion of our Jennings Yard lease.

•

Impairments Lake Charles Yard assets - During the fourth quarter 2019, we reassessed our previous estimates of the future cashflows expected to be generated by our leased Lake Charles Yard.  Our revised forecast gave consideration to previous and current under-utilization of the facility, our expectations of future work for the facility and the required future capital investment in the facility and its assets. Based on our revised forecast, we determined that the net book value of the Lake Charles Yard assets exceeded our estimates of future cashflows, which indicated that the assets were impaired.  Our Lake Charles Yard assets primarily consist of a lease asset, non-moveable facility improvements, three drydocks and certain moveable equipment.  We based our impairments of the lease asset and non-moveable facility improvements on our anticipated cashflows from such assets, and we based our impairments of the drydocks and moveable equipment on broker opinions of value for such assets.  As a result of the aforementioned, we fully impaired the non-moveable facility improvements and partially impaired the lease asset, drydocks and moveable equipment, which resulted in impairments of $3.0 million during 2019. See Note 4 for further discussion of our Lake Charles Yard lease.

•

Impairments of inventory and other assets - During the fourth quarter 2019, we abandoned certain inventory and fixed assets and recorded impairments of such assets.  We determined our impairments of the assets based on scrap value estimates of fair value. As a result of the aforementioned, we recorded partial impairments of the inventory and fixed assets, which resulted in impairments of $0.4 million during 2019.

	2018
Impairments and (gain) loss on assets held for sale	Fabrication	Shipyard	Services	Corporate	Total
Gain on sale of South Texas Properties, net	$(7,724)	$—	$—	$—	$(7,724)
Impairments of AHFS	1,387	964	—	—	2,351
Impairments of inventory and other assets	2,012	—	82	—	2,094
Gain from insurance proceeds	(3,571)	—	—	—	(3,571)
Total	$(7,896)	$964	$82	$—	$(6,850)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

South Texas Properties and Gain on Sale of South Texas Properties, net - During 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas ("Texas South Yard") and Aransas Pass, Texas ("Texas North Yard") (collectively, "South Texas Properties") as held for sale.  During 2018, we completed the sale of portions of the South Texas Properties, which consisted of the following:

-	The sale of certain equipment prior to the sale of the South Texas Properties for proceeds of $1.3 million, and a loss of $0.3 million;
-	The sale of our Texas South Yard for $55.0 million, less selling costs of $1.2 million, for total net proceeds received during 2018 of $53.8 million and a gain of $3.9 million; and
-	The sale of our Texas North Yard for $28.0 million, less selling costs of $0.6 million, for total net proceeds of $27.4 million during 2018 and a gain of $4.1 million.

Remaining equipment from the Texas North Yard totaling $18.8 million was not included in the Texas North Yard sale, of which $0.8 million was placed back in use and reclassified to property, plant and equipment, net and $18.0 million continued to be held for sale by our Fabrication Division at December 31, 2018.  The assets held for sale primarily consisted of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment, which were relocated to our facility in Houma, Louisiana.

•

Impairments of AHFS - During 2018, we recorded impairments of $1.4 million for certain equipment previously associated with the South Texas Properties prior to their sale, but not sold in connection with the Texas South Yard or Texas North Yard transactions. In addition, during 2018 we recorded an impairment of $1.0 million for a drydock that was held for sale by our Shipyard Division at December 31, 2017.  Our impairments were based on our best estimate of the fair value of the assets.

•

Impairments of inventory and other assets – During 2018, we recorded impairments of $2.0 million for inventory in our Fabrication Division that was partially impaired during 2017 (see below) based on third party indications of value for the inventory, which reduced the carrying value of the inventory to its scrap value of $0.2 million.

•

Gain from insurance proceeds - During 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey, and in connection therewith, during 2017 we received $6.0 million of insurance proceeds as an initial payment from our insurance carriers.  During 2018, we agreed to a global settlement with our insurance carriers for total insurance payments of $15.4 million (inclusive of the $6.0 million received during 2017), of which $9.4 million was received during 2018. We allocated the insurance recoveries as follows:

-	$1.3 million, recorded during 2017, which offset clean-up and repair related costs incurred directly related to the damage as a result of Hurricane Harvey, resulting in no net gain or loss,
-	$1.5 million recorded during 2017, which offset impairments of two buildings which were determined to be a total loss as a result of Hurricane Harvey, resulting in no net gain or loss;
-

$9.0 million, recorded during 2018, which offset impairments of property and equipment, primarily at our Texas North Yard, resulting in no net gain or loss. The impairments were based upon our best estimate of the decline in fair value of the asset group as a result of Hurricane Harvey; and

-	$3.6 million gain recorded during 2018.

	2017
Impairments and (gain) loss on assets held for sale	Fabrication	Shipyard	Services	Corporate	Total
Impairments of AHFS	$—	$989	$—	$—	$989
Impairments of inventory and other assets	6,683	—	—	—	6,683
Other	—	259	—	—	259
Total	$6,683	$1,248	$—	$—	$7,931

•

Impairments of AHFS – During 2017, we recorded impairments of $1.0 million associated with three drydocks in Shipyard Division. Two of the drydocks were sold during 2017 (further discussed below), and the remaining drydock was held for sale at December 31, 2017 and sold during 2019.

•

Impairments of inventory and other assets - During 2017, we recorded an impairment of $3.7 million related to inventory in our Fabrication Division that was originally received in connection with a settlement with a vendor in 2014. The inventory consisted of specialty and high-grade copper nickel and steel materials as well as lower-grade carbon steel pipe and valve fittings. During 2017, we performed our annual inspection of this inventory and determined that the high-grade stainless steel and copper nickel components remained in good condition; however; much of the lower-grade carbon steel pipe and valve fittings had deteriorated significantly due to exposure to the elements. As a result, we reduced the carrying value of the lower-grade inventory to scrap value and reduced the carrying value of the high-grade inventory to its estimated net realizable value based on its good condition. In addition, we recorded an impairment of $3.0 million related to inventory in our Fabrication Division that was originally received in connection with a settlement with a customer in 2013 related to a deepwater construction project. The inventory consisted of specialty piping and valves for which demand for the inventory was negatively impacted by a lack of offshore construction activity. As a result, we recorded an impairment to reduce the carrying value of the inventory to scrap value.

•	Other – During 2017, we sold two drydocks in our Shipyard Division for proceeds of $2.0 million and a loss of $0.3 million.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Assets held for sale - As discussed above, at December 31, 2019, our assets held for sale primarily consisted of three 660-ton crawler cranes, two plate bending roll machines and a deck barge.  A summary of our assets held for sale at December 31, 2019 and 2018, is as follows (in thousands):

	December 31,
Assets	2019	2018
Machinery and equipment	$17,618	$27,104
Accumulated depreciation	(8,612)	(8,169)
Total assets held for sale	$9,006	$18,935

4. PROPERTY, PLANT AND EQUIPMENT AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2019 and 2018 (in thousands):

	Estimated	December 31,
	Useful Life	2019	2018
	(in Years)
Land	—	$4,972	$4,972
Buildings	25	35,580	34,696
Machinery and equipment	3 to 25	126,622	132,155
Furniture and fixtures	3 to 5	2,288	2,497
Transportation equipment	3 to 5	2,521	2,627
Improvements	15	40,377	42,182
Construction in progress	—	2,636	1,944
Total property, plant and equipment		214,996	221,073
Accumulated depreciation		(144,512)	(141,143)
Property, plant and equipment, net		$70,484	$79,930

Depreciation expense for 2019, 2018 and 2017 was $9.6 million, $10.4 million  and $12.7 million, respectively. The decrease in depreciation expense for 2019 was due to assets becoming fully depreciated. The decrease in expense for 2018 was due to classifying our South Texas Properties as assets held for sale during the first quarter of 2017 and suspending the recognition of depreciation expense for those assets.

Leased Facilities and Equipment

As discussed further in Note 1, in the first quarter 2019, we adopted ASU 2016-02, “Leases.” Upon adoption, we recorded operating lease assets and lease liabilities of approximately $7.1 million and $5.2 million, respectively, at January 1, 2019. Included in our lease asset was an intangible asset of $1.9 million associated with two favorable lease obligations recorded in connection with a former acquisition, which was reclassified as a lease asset under ASU 2016-02. At December 31, 2019, our significant leases subject to long-term agreements were as follows:

•	Corporate office in Houston, Texas consisting of approximately 17,000 square feet of office space. The lease expires in May 2025.
•

Jennings Yard located five miles east of Jennings, Louisiana, consisting of a 180-acre yard on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway.  The lease expires in January 2025 with two, ten-year renewal options that would extend the lease through January 2045.  See Note 3 for discussion of our anticipated closure of the Jennings Yard.

•

Lake Charles Yard located near Lake Charles, Louisiana, consisting of a 10-acre yard, 17 miles from the GOM on the Calcasieu River, that we sublease from a third party. The sublease expires in July 2023 with three, five-year renewal options (subject to sublessor renewals) that would extend the lease through July 2038.

During the fourth quarter 2019, we determined that it was no longer reasonably certain that we would exercise the renewal options for our Jennings Yard and Lake Charles Yard, and accordingly, we remeasured our lease obligations for these facilities to exclude the lease renewal options, which resulted in a reduction to our operating lease assets and lease liabilities of $2.5 million.  At December 31, 2019, our lease asset, current lease liability and long-term lease liability were $1.9 million, $0.5 million and $2.1 million, respectively. See Note 3 for discussion of our lease asset impairments recorded during 2019.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2020	$660
2021	668
2022	677
2023	583
2024	488
Total lease payments	3,076
Less: interest	(481)
Present value of lease liabilities	$2,595

Total lease expense, to include lease asset amortization expense and expense for leases that are twelve months or less, for 2019, 2018 and 2017, was, $1.8 million, $1.9 million and $2.0 million, respectively, related to our leased facilities and equipment.  Cash paid for interest and lease expense for 2019 was $2.0 million.

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our Credit Agreement adjusted for terms similar to that of our leased properties.  At December 31, 2019, our weighted-average remaining lease term was approximately 4.6 years and the weighted-average discount rate used to derive our lease liability was 6.75%.

5. CREDIT FACILITIES

Credit Agreement

We have a $40.0 million revolving credit facility with Hancock Whitney Bank ("Credit Agreement") that can be used for borrowings or letters of credit that matures June 9, 2021. On February 28, 2020, we amended our Credit Agreement to amend our financial covenants. Our amended quarterly financial covenants at December 31, 2019, and for the remaining term of the Credit Agreement, are as follows:

•	Ratio of current assets to current liabilities of not less than 1.25:1.00;
•

Minimum tangible net worth of at least the sum of $130.0 million, plus 100% of the proceeds from any issuance of stock or other equity after deducting of any fees, commissions, expenses and other costs incurred in such offering;

•	Minimum cash, cash equivalents and short-term investments of $40.0 million; and
•	Ratio of funded debt to tangible net worth of not more than 0.50:1.00.

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (4.75% at December 31, 2019) or LIBOR (1.76% at December 31, 2019) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At December 31, 2019, we had no outstanding borrowings under our Credit Agreement and $10.2 million of outstanding letters of credit to support our projects, providing $29.8 million of available capacity. At December 31, 2019, we were in compliance with all of our amended financial covenants, with a tangible net worth of $153.4 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $69.6 million; a ratio of current assets to current liabilities of 1.67 to 1.0; and a ratio of funded debt to tangible net worth of 0.07:1.00.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At December 31, 2019, we had $409.9 million of outstanding surety bonds.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit for 2019, 2018 and 2017, is as follows (in thousands):

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
U.S. statutory rate	$10,393	21.0%	$4,159	21.0%	$24,136	35.0%
Increase (decrease) resulting from:
Permanent differences	(85)	(0.2)%	(206)	(1.0)%	(330)	0.5%
State income taxes	173	0.4%	(571)	(2.9)%	366	(0.5)%
Other	(13)	—	374	1.9%	(118)	0.2%
Discrete items
Vesting of common stock	13	—	(19)	(0.1)%	(253)	0.4%
Change in valuation allowance	(10,385)	(21.0)%	(4,308)	(21.7)%	392	(0.5)%
Income tax (expense) benefit	$96	0.2%	$(571)	(2.8)%	$24,193	35.1%

Income Tax (Expense) Benefit - Significant components of our income tax (expense) benefit for 2019, 2018 and 2017, were as follows (in thousands):

	2019	2018	2017
Current
Federal	$—	$—	$—
State	86	(317)	(83)
Total current	86	(317)	(83)
Deferred
Federal	10,308	3,410	24,219
State	87	644	449
Valuation allowance	(10,385)	(4,308)	(392)
Total deferred	10	(254)	24,276
Income tax (expense) benefit	$96	$(571)	$24,193

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred Taxes - Significant components of our deferred tax assets and liabilities at December 31, 2019 and 2018, were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets
Impairments of intangible assets and inventory	$644	$1,217
Employee benefits	724	758
Accrued losses on uncompleted contracts	3,335	2,380
Stock based compensation expense	312	266
Allowance for doubtful accounts	11	84
Long-term incentive awards	-	150
Federal net operating losses	14,885	9,962
State net operating losses	1,678	1,155
R&D and other tax credits	806	-
Other	426	395
Total deferred tax assets	22,821	16,367
Deferred tax liabilities
Property, plant and equipment and AHFS	(7,523)	(11,416)
Prepaid insurance	(402)	(450)
Total deferred tax liabilities	(7,925)	(11,866)
Net deferred tax assets	14,896	4,501
Valuation allowance	(15,086)	(4,701)
Net deferred taxes (1)	$(190)	$(200)

(1)	Amounts are included in other noncurrent liabilities on our Balance Sheet.

At December 31, 2019 and 2018, we had total DTAs of $22.8 million and $16.4 million, respectively (including U.S. federal net operating loss(es) ("NOL(s)") DTAs of $14.9 million and $10.0 million, respectively).  On a periodic and ongoing basis we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) ("VA(s)").  In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs.  If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates.  As a result of our assessment and due to cumulative losses for the three years ended December 31, 2019, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our U.S. federal NOL DTAs, and accordingly, at December 31, 2019 and 2018, we had VAs of $15.1 million and $4.7 million, respectively, offsetting our total DTAs. At December 31, 2019, we had gross U.S. federal NOL carryforwards (excluding VAs) of $70.9 million, of which $42.3 million will expire in 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. We had gross state NOL carryforwards (excluding VAs) of $65.1 million, which will expire from 2035 through 2039.

Uncertain Tax Positions - Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years 2015 and after. At December 31, 2019 and 2018, we had no material reserves for uncertain tax positions.

Tax Cuts and Jobs Act - In December 2017, the Tax Cuts and Jobs Act was signed into law which, among other things, reduced the U.S. federal corporate income tax rate from a maximum of 35.0% to 21.0% (effective January 1, 2018).

7. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and a Company matching contribution, with potential additional discretionary

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

contributions determined by the Board of Directors. Effective April 1, 2016, we temporarily suspended our matching contribution, but reinstated it effective May 1, 2019. For 2019, we contributed $0.8 million to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans ("Incentive Plans"), the Compensation Committee of our Board of Directors may grant cash-based awards and equity-based awards to eligible employees and non-employee directors, including restricted stock and restricted stock units, stock options and stock-based performance awards. The Compensation Committee determines the number of shares or stock options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. A summary of our Incentive Plans, and the number of shares of our common stock that may be issued under each plan, is as follows:

•	Long-Term Incentive Plan (approved on February 13, 1997) - 1,000,000 shares;
•	2002 Long-Term Incentive Plan (approved on April 24, 2002, and amended on April 26, 2006) - 500,000 shares;
•	2011 Stock Incentive Plan (approved on April 28, 2011) - 500,000 shares; and
•	2015 Stock Incentive Plan (approved on April 23,2015) - 1,000,000 shares.

At December 31, 2019, we had 611,887 aggregate shares available for future issuance under our Incentive Plans.

Restricted Stock and Stock Option Awards - Restricted stock awards include shares of restricted stock and restricted stock units and are subject to transfer restrictions, forfeiture provisions and other terms and conditions of the Incentive Plans. Restricted stock awards to our employees generally have a three-year graded vesting period and awards to our non-employee directors vest over a six-month period.  The total initial fair value for these awards is determined based upon the closing price of our stock on the date of grant applied to the total number of shares granted. The fair value is expensed on a straight-line basis over the applicable vesting period.

A summary of activity for our restricted stock awards for 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares, beginning of period	526,438	$11.56	445,126	$12.83	370,565	$12.99
Granted	170,936	6.09	440,185	11.16	383,121	13.02
Vested	(255,449)	11.41	(250,219)	10.93	(215,478)	12.52
Forfeited	(155,777)	11.81	(108,654)	12.01	(93,082)	12.53
Restricted shares, end of period	286,148	8.30	526,438	11.56	445,126	12.83

Compensation expense for our restricted stock awards was $1.8 million, $2.8 million  and $2.7 million  for 2019, 2018 and 2017, respectively. The total income tax benefit (expense) recognized for our share-based compensation arrangements was benefit of $13,000  for 2019 and a expense of $19,000 and $0.3 million for 2018 and 2017, respectively. At December 31, 2019, we had $1.6 million of unrecognized compensation expense related to our restricted stock awards. This cost is expected to be recognized over a weighted-average period of two years. The total fair value of restricted stock awards granted during 2019 was $1.0 million and the total fair value of restricted stock awards that vested during 2019 was $2.9 million.  At December 31, 2019, we had no outstanding stock option awards and no stock option awards were made during 2019, 2018 or 2017.

Stock-Based Performance Awards – Stock-based performance awards represent awards payable in cash for which the amount payable is determined based upon our total shareholder return during the performance period compared to an industry peer group as determined by our Compensation Committee. The cash payment occurs in the period immediately following the completion of the performance period. The fair value of the awards is calculated each reporting period using a Monte Carlo simulation model and is expensed on a straight-line basis over the applicable performance period, with cumulative adjustments for changes in the fair value between reporting periods.   During 2018 and 2017, stock-based performance awards were granted with a three-year performance period ending December 31, 2020 and 2019, respectively.

During 2019 we recognized a benefit of $1.7 million (due to the reversal of previously recognized expense), and during 2018 and 2017 we recognized compensation expense of $1.1 million and $1.5 million, respectively, related to our stock-based performance awards. At December 31, 2019, we had no amounts accrued for these awards as the minimum target for the stock-based performance award granted in 2017 was not achieved, and the Monte Carlo simulation model projects that no payout will be earned for the stock-based performance award granted in 2018.  The total fair value of stock-based performance awards granted during 2018 and 2017 was $3.8 million and $4.7 million, respectively.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash-Based Performance Awards – Cash-based performance awards represent awards payable in cash based on the achievement of annual income targets. The cash payment occurs in the period immediately following the completion of the performance period.  During 2019, cash-based performance awards were granted with a three-year performance period ending December 31, 2021. One-third of the award is earned each year in the performance period, provided the applicable annual income target is achieved, or is forfeited if the applicable annual income target is not achieved.  During 2019, we recognized no compensation expense related to cash-based performance awards as the minimum income target for 2019 was not achieved.  Target amounts payable associated with the 2020 and 2021 performance periods are $0.5 million for each performance period if the target income metrics are achieved.

8. COMMITMENTS AND CONTINGENCIES

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

MPSV Termination Letter

During the first quarter 2018, we received notices of termination of the contracts for the construction of two MPSVs from one of our Shipyard Division customers.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed vessels and associated equipment and materials remain at our facility in Houma, Louisiana. The customer also made claims under the bonds issued by the Surety in connection with the construction of the vessels. We have discussed with the Surety our disagreement with the customer's purported terminations and its claims and continue to confer with the Surety regarding the dispute with the customer.

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We have filed a response to the counterclaim denying all of the customer’s claims.  The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court.  The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 5, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending.  Discovery in connection with the lawsuit is ongoing.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At December 31, 2019 and 2018, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts.

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

Letters of Credit and Surety Bonds

We obtain letters of credit under our Credit Agreement or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts.  With respect to a letter of credit under our Credit Agreement, any payment in the event of non-performance under a contract would become a borrowing under our Credit Agreement and thus a direct obligation. With respect to a surety bond, any payment in the event of non-performance is subject to indemnification of the Surety by us, which may require us to borrow under our Credit Agreement.  When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned.  See Note 5 for further discussion of our Credit Agreement and surety bonds.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment.  See Note 4 for further discussion of our leases.

9. LOSS PER SHARE

The following table presents the computation of basic and diluted loss per share for 2019, 2018 and 2017 (in thousands, except per share data):

	2019	2018	2017
Net loss	$(49,394)	$(20,378)	$(44,766)
Less: distributed dividends from unvested restricted stock	—	—	3
Net loss attributable to common shareholders	$(49,394)	$(20,378)	$(44,769)
Weighted average shares (1)	15,227	15,032	14,838
Basic and diluted loss per common share	$(3.24)	$(1.36)	$(3.02)

(1)	We have no dilutive securities.

10. OPERATING SEGMENTS

During 2018, we operated and managed our business through four operating divisions ("Fabrication", "Shipyard", "Services" and "EPC") and one non-operating division ("Corporate"), which represented our reportable segments. During the first quarter 2019, our EPC Division was operationally combined with our Fabrication Division. Our EPC Division was previously created to support the pursuit of a specific EPC project and other projects that require project management of EPC activities. Our operational combination of the EPC Division with the Fabrication Division is the result of our reduced emphasis on EPC project management opportunities and greater focus on onshore modular fabrication opportunities. As a result of the aforementioned, we operate and manage our business through three operating divisions ("Fabrication", "Shipyard" and "Services") and one non-operating division ("Corporate"), which represent our reportable segments. Accordingly, the segment results for the EPC Division for 2018 and 2017 were combined with the Fabrication Division to conform to the presentations of our reportable segments for 2019. We believe that our operating divisions meet the criteria of reportable segments under GAAP. Our three operating divisions and Corporate Division are discussed below:

Fabrication Division - Our Fabrication Division fabricates modules and piping systems for onshore refining, petrochemical, LNG and industrial facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; and fabricates other complex steel structures and components. These activities are performed at our facility in Houma, Louisiana.

Shipyard Division - Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our facilities in Houma, Jennings and Lake Charles, Louisiana. See Note 3 for discussion of our anticipated closure of the Jennings Yard.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Services Division - Our Services Division provides services on offshore platforms, including  welding, interconnect piping and other services required to connect production equipment and service modules and equipment on a platform; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works; and fabricates skid units, modules and piping systems. These activities are performed at customer facilities or at our facility in Houma, Louisiana.

Corporate Division - Our Corporate Division includes costs that do not directly relate to our three operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, sales and marketing, information technology and accounting.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three-year period ended December 31, 2019, is as follows (in thousands):

	2019
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$70,052	$159,217	$81,706	$(7,667)	$303,308
Gross profit (loss) (1)	(11,249)	(10,949)	5,516	(317)	(16,999)
Operating income (loss)	(22,101)	(21,352)	3,329	(9,897)	(50,021)
Depreciation and amortization expense	3,534	4,167	1,450	413	9,564
Capital expenditures	810	1,827	1,153	0	3,790
Total Assets	55,066	97,409	28,336	71,966	252,777

	2018
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$40,420	$96,424	$88,230	$(3,827)	$221,247
Gross profit (loss) (2)	(7,840)	(10,472)	12,447	(1,331)	(7,196)
Operating income (loss)	(4,813)	(14,396)	9,371	(9,827)	(19,665)
Depreciation and amortization expense	4,315	4,229	1,511	295	10,350
Capital expenditures	216	2,003	1,244	18	3,481
Total Assets (3)	64,076	97,197	38,643	58,374	258,290

	2017
	Fabrication	Shipyard	Services	Corporate	Consolidated
Revenue	$58,078	$52,699	$65,445	$(5,200)	$171,022
Gross profit (loss) (4)	(1,900)	(44,870)	4,575	(730)	(42,925)
Operating income (loss)	(11,969)	(50,044)	1,874	(8,471)	(68,610)
Depreciation and amortization expense	6,592	4,073	1,676	404	12,745
Capital expenditures	2,395	1,909	403	127	4,834
Total Assets (3)	155,929	74,516	32,487	7,908	270,840

(1)

Gross loss and operating loss for 2019 includes project charges of $8.4 million, $7.2 million and $1.6 million for our Fabrication, Shipyard and Services Divisions, respectively.  Operating loss also includes impairments of $8.7 million and $7.9 million for our Fabrication and Shipyard Divisions, respectively, and restructuring costs of $0.7 million for our Corporate Division. See Note 2 for further discussion of our project charges and Note 3 for further discussion of our impairments.

(2)

Gross loss and operating loss for 2018 includes project charges of $2.4 million and $6.7 million for our Fabrication and Shipyard Divisions, respectively.  Operating loss also includes impairments of $1.0 million for our Shipyard Division and a net benefit of $8.2 million for our Fabrication Division related to a gain on the sale of our South Texas Properties of $8.0 million and a gain on insurance recoveries of $3.6 million, offset partially by impairments of $3.4 million. See Note 2 for further discussion of our project charges and Note 3 for further discussion of our asset impairments

(3)	Cash and short-term investments are reported within our Corporate Division for 2019. Total assets previously reported for 2018 and 2017 have been recast to conform to our presentation for 2019.
(4)

Gross loss and operating loss for 2017 includes project charges of $34.5 million for our Shipyard Division. Operating loss also includes impairments of $6.7 million and $1.2 million for our Fabrication and Shipyard Divisions, respectively.  See Note 2 for further discussion of our project charges and Note 3 for further discussion of our asset impairments.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents selected unaudited consolidated financial information on a quarterly basis for 2019 and 2018 (in thousands, except per share data):

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (1)
Revenue	$67,605	$80,456	$75,802	$79,445
Gross profit (loss)	553	(1,598)	(2,685)	(13,269)
Net loss	(3,042)	(5,248)	(6,779)	(34,325)
Basic and diluted loss per share	(0.20)	(0.34)	(0.44)	(2.26)

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018 (2)
Revenue	$57,290	$54,014	$49,712	$60,231
Gross profit (loss)	679	(699)	(3,212)	(3,964)
Net income (loss)	(5,296)	549	(10,949)	(4,682)
Basic and diluted loss per share	(0.36)	0.04	(0.73)	(0.31)

(1)

Gross loss and net loss for the fourth quarter 2019 was primarily due to the under recovery of overhead costs for our Fabrication Division and project charges of $13.8 million for our Fabrication and Shipyard Divisions. Net loss for the fourth quarter 2019 also includes impairments and (gain) loss on assets held for sale of $17.3 million for our Fabrication, Shipyard and Services Divisions.  See Note 2 for further discussion of our project charges and Note 3 for further discussion of our impairments.

(2)

Gross loss and net loss for the fourth quarter 2018 was primarily due to under recovery of overhead costs for our Fabrication Division and project charges of $5.8 million for our Shipyard Division.  Net loss for the fourth quarter 2018 also includes a $4.1 million gain on the sale of our Texas North Yard, offset partially by impairments of $3.0 million. Net loss for the third quarter 2018 includes the impact of a bad debt reserve of $2.8 million established during the quarter, and the fourth quarter 2018 includes a benefit from the reversal of the bad debt reserve as the receivable was collected during the quarter.  See Note 2 for further discussion of our project charges and Note 3 for further discussion of our impairments.

12. SUBSEQUENT EVENTS

Credit Agreement Amendment – On February 28, 2020, we amended our Credit Agreement. See Note 5 for further discussion of our amendment.

Customer Change Order Settlement – On February 28, 2020, we reached a $10.0 million settlement related to disputed change orders for a completed project and received payment from the customer in February 2020.  At December 31, 2019, we had no amounts recorded associated with the change order.

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 13, 2019 (SEC File No. 001-34279).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 13, 2019 (SEC File No. 001-34279).

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed on March 19, 1997 (Registration No. 333-21863). ^

4.2	Description of Common Stock of the Company.*

10.1	Form of Indemnity Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed November 4, 2016. †

10.2	The Company's Long-Term Incentive Plan, incorporated by reference to the Company's Form S-1 filed on February 14, 1997 (Registration Number 333-21863).†^

10.3	The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.† ^

10.4	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed on August 9, 2011 (Registration No. 333-176187) (SEC File No. 001-34279).†

10.5	The Company’s 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 28, 2015.†

10.6	Form of Long-Term Performance-Based Cash Award Agreement (adopted in 2019).*†

10.7	Form of Long-Term Performance-Based Cash Award Agreement (adopted in 2017).*†

10.8	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.†

10.9	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on March 5, 2015.†

10.10	Form of non-employee director award agreement, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.†

10.11

Change of Control Agreement effective December 12, 2018 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.†

10.12	Change of Control Agreement effective November 14, 2019 between the Company and Richard W. Heo.*†

10.13

Separation and Transition Agreement, dated October 18, 2019, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 21, 2019 (SEC File No. 001-34279).†

10.14	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 12, 2017.

10.15	First Amendment to Credit Agreement dated December 29, 2017, incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.16	Second Amendment to Credit Agreement dated February 26, 2018, incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

10.17	Third Amendment to Credit Agreement dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

10.18

Consent and Fourth Amendment to Credit Agreement dated May 1, 2019, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 7, 2019 (SEC File No. 001-34279).

10.19

Cooperation Agreement dated November 2, 2018, by and among Gulf island Fabrication, Inc., Piton Capital Partners, LLC and Kokino LLC, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on November 6, 2018.

E-27

EXHIBIT NUMBER

10.20

First Amendment to Cooperation Agreement dated February 25, 2020, by and among Gulf Island Fabrication, Inc., Piton Capital Partners, LLC and Kokino LLC, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 28, 2020.

10.21	Fifth Amendment to Credit Agreement dated February 28, 2020.*

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

E-28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2020.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2020.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Director (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Westley S. Stockton

/S/ ROBERT A. WALLIS	Chief Accounting Officer (Principal Accounting Officer)
Robert A. Wallis

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ GREGORY J. COTTER	Director
Gregory J. Cotter

/S/ MICHAEL A. FLICK	Director
Michael A. Flick

/S/ CHRISTOPHER M. HARDING	Director
Christopher M. Harding

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ JOHN P. LABORDE	Chairman of the Board
John P. Laborde

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

S-1