Form 10-Q
period 2020-03-31
GULF ISLAND FABRICATION INC
filed 2020-05-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2020

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of May 6, 2020, was 15,290,417.

GULF ISLAND FABRICATION, INC.

I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended March 31, 2020 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2019 Annual Report	Our annual report for the year ended December 31, 2019, filed with the SEC on Form 10-K on March 5, 2020.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act.

Credit Agreement	Our $40.0 million revolving credit facility with Whitney Bank.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

labor hours	Hours worked by employees directly involved in the production of our products. These hours do not include support personnel such as maintenance and warehousing.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

Exchange Act	Securities Exchange Act of 1934, as amended.

F&S	Our Fabrication & Services Division.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

inland or inshore	Typically, in bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Yard	Our Shipyard Division's facility located near Jennings, Louisiana.

LIBOR	London Inter-Bank Offered Rate.

LNG	Liquified Natural Gas.

- ii -

modules

Fabricated structures including structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system. These modules are prefabricated at our facilities and then transported to the customer's location for final integration.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan with Whitney Bank issued pursuant to the PPP.

SEC	U.S. Securities and Exchange Commission.

Shipyard	Our Shipyard Division.

SBA	Small Business Administration.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

- iii -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,562	$49,703
Short-term investments	19,993	19,918
Contracts receivable and retainage, net	16,178	26,095
Contract assets	64,905	52,128
Prepaid expenses and other assets	2,005	3,948
Inventory	2,723	2,676
Assets held for sale	8,082	9,006
Total current assets	162,448	163,474
Property, plant and equipment, net	69,651	70,484
Other noncurrent assets	18,930	18,819
Total assets	$251,029	$252,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,542	$61,542
Contract liabilities	11,571	26,271
Accrued expenses and other liabilities	8,077	10,031
Total current liabilities	90,190	97,844
Other noncurrent liabilities	2,228	2,248
Total liabilities	92,418	100,092
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,290 shares issued and outstanding at March 31, 2020 and 15,263 at December 31, 2019	11,121	11,119
Additional paid-in capital	103,143	103,124
Retained earnings	44,347	38,442
Total shareholders’ equity	158,611	152,685
Total liabilities and shareholders’ equity	$251,029	$252,777

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$78,555	$67,605
Cost of revenue	78,809	67,052
Gross profit (loss)	(254)	553
General and administrative expense	3,744	3,834
Impairments and (gain) loss on assets held for sale	—	(70)
Other (income) expense, net	(9,934)	71
Operating income (loss)	5,936	(3,282)
Interest (expense) income, net	53	262
Net income (loss) before income taxes	5,989	(3,020)
Income tax (expense) benefit	(84)	(22)
Net income (loss)	$5,905	$(3,042)
Per share data:
Basic and diluted income (loss) per common share	$0.39	$(0.20)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	$11,006	$102,104	$84,794	$197,904

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(66)	—	(74)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	$11,121	$103,143	$44,347	$158,611

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$5,905	$(3,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and lease asset amortization	2,220	2,552
Other amortization, net	13	12
Bad debt expense	—	53
Asset impairments	—	299
(Gain) loss on sale of assets held for sale, net	—	(369)
(Gain) loss on sale of fixed assets and other assets, net	(5)	101
Stock-based compensation expense	95	560
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	9,917	796
Contract assets	(12,777)	(8,725)
Prepaid expenses, inventory and other current assets	1,829	1,095
Accounts payable	9,663	7,542
Contract liabilities	(14,700)	(7,611)
Accrued expenses and other current liabilities	(1,918)	(1,558)
Noncurrent assets and liabilities, net (including long-term retainage)	(235)	(182)
Net cash provided by (used in) operating activities	7	(8,477)
Cash flows from investing activities:
Capital expenditures	(2,124)	(250)
Proceeds from sale of property, plant and equipment	1,080	424
Purchases of short-term investments	—	(20,041)
Maturities of short-term investments	—	8,500
Net cash used in investing activities	(1,044)	(11,367)
Cash flows from financing activities:
Payment of financing cost	(30)	—
Tax payments for vested stock withholdings	(74)	(715)
Net cash used in financing activities	(104)	(715)
Net decrease in cash and cash equivalents	(1,141)	(20,559)
Cash and cash equivalents, beginning of period	49,703	70,457
Cash and cash equivalents, end of period	$48,562	$49,898

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” "the Company," "we," "us" and "our") is a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include United States ("U.S.") and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. We operate and manage our business through two operating divisions ("Shipyard" and "Fabrication & Services") and one non-operating division ("Corporate"), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana.  See Note 7 for discussion of our realigned reportable segments and discussion of our anticipated closure of the Jennings Yard.

Significant projects in our backlog include the fabrication of an offshore jacket and deck as well as modules for an offshore facility; material supply for an offshore jacket and deck; and construction of three harbor tug vessels, three regional class research vessels, three vehicle ferries, an ice-breaker tug, and five towing, salvage and rescue ships.  Projects completed in recent years include the expansion of a paddle wheel riverboat; fabrication of petrochemical modules as well as a meteorological tower and platform for an offshore wind project; and construction of seven harbor tug vessels and two towboats. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two technologically-advanced OSVs, two of the largest liftboats servicing the Gulf of Mexico ("GOM"), one of the deepest production jackets in the GOM, and the first single point anchor reservoir ("SPAR") hull fabricated in the U.S.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Our Consolidated Balance Sheet ("Balance Sheet") at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2019 Annual Report.

Liquidity Outlook

In recent years our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant underutilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity (including reducing the compensation of our executive officers and directors and reducing the size of our board), reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize our key project resources, and improve our competitiveness and project execution.  These initiatives are ongoing, and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents, short-term investments and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

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

Use of Estimates

General - The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We believe our most significant estimates and judgments are associated with revenue recognition for our contracts, including application of the percentage-of-completion method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims and liquidated damages; fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale; determination of deferred income tax assets, liabilities and related valuation allowances; reserves for bad debts; liabilities related to self-insurance programs; and the impacts of the Coronavirus (“COVID-19”) and low oil prices on our business, estimates and judgments as discussed further below. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

COVID-19 and Low Oil Prices - COVID-19 is a widespread public health crisis that is adversely affecting the economies and financial markets globally. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President has announced a national emergency relating to COVID-19. National, state and local authorities have recommended social distancing and imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Due to COVID-19 and related measures, there has been a decline in the demand for, and thus prices of, oil and these declines have been exacerbated by a market share dispute between the world’s largest oil producers.  Some economists are predicting the U.S. may enter a recession of unknown duration. The extent to which COVID-19 and low oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  As a result of this current level of uncertainty over the economic and operational impacts of COVID-19 and low oil prices, the related business and financial impacts cannot be reasonably estimated at this time, and may include, among other things, unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, lack of performance by subcontractors and suppliers, and contract disputes, including claims. Events and changes in circumstances arising after this Report resulting from the impacts of COVID-19, if any, will be reflected in management’s estimates for future periods.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities.  See Note 6 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents and Short-Term Investments

Cash Equivalents - We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Short-Term Investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2020, our short-term investments include U.S. Treasuries with original maturities of less than six months.  We intend to hold these investments until maturity and it is not more likely than not that we would be required to sell the investments prior to their maturity.  The investments are stated at amortized cost, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award.  We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Statement of Operations.

Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Statement of Cash Flows.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 for further discussion of our assets held for sale.

Depreciation Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and our lease assets included within other noncurrent assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and recording the excess of the carrying amount of the asset or asset group over its fair value as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate.

Fair Value Measurements

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. See Note 3 for discussion of our assets held for sale.

Revenue Recognition

General - Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M.  Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue for our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606").

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

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2020 and 2019.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2020 and December 31, 2019, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For the three months ended March 31, 2020, other (income) expense also includes a gain of approximately $10.0 million associated with the settlement of a contract dispute for a project completed in 2015.

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

New Accounting Standards

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

Income taxes - In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for us in the first quarter 2021. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	Shipyard	F&S	Eliminations	Total
Contract Type
Fixed-price and unit-rate(1)	$44,302	$24,557	$(85)	$68,774
T&M(2)	1,257	6,925	—	8,182
Other	—	1,961	(362)	1,599
Total	$45,559	$33,443	$(447)	$78,555

	Three Months Ended March 31, 2019(3)
	Shipyard	F&S	Eliminations	Total
Contract Type
Fixed-price and unit-rate(1)	$34,450	$17,497	$(73)	$51,874
T&M(2)	2,961	10,622	—	13,583
Other	—	2,474	(326)	2,148
Total	$37,411	$30,593	$(399)	$67,605

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.
(3)	See Note 7 for discussion of our realigned operating divisions.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at March 31, 2020 (in thousands):

Segment	Performance Obligations
Shipyard(1)	$449,258
Fabrication & Services	29,191
Total	$478,449

(1)

Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to termination notices from our customer. See Note 5 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at March 31, 2020, in the following periods (in thousands):

Year	Performance Obligations
Remainder 2020	$144,680
2021	183,269
2022	127,841
Thereafter	22,659
Total	$478,449

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at March 31, 2020 and December 31, 2019 is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Contract assets	$64,905	$52,128
Contract liabilities(1), (2), (3)	(11,571)	(26,271)
Contracts in progress, net	$53,334	$25,857

(1)

The decrease in contract liabilities compared to December 31, 2019, was primarily due to the unwind of advance payments on three projects in our Shipyard Division and two projects in our Fabrication & Services Division.

(2)

Revenue recognized during the three months ended March 31, 2020 and 2019 related to amounts included in our contract liabilities balance at December 31, 2019 and 2018, was $17.0 million and $13.5 million, respectively.

(3)

Contract liabilities at March 31, 2020 and December 31, 2019, includes accrued contract losses of $4.6 million and $6.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for the three months ended March 31, 2020 and 2019, and our allowance for doubtful accounts at March 31, 2020 and December 31, 2019, were not significant.

Variable Consideration

For the three months ended March 31, 2020 and 2019, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at March 31, 2020 and December 31, 2019, certain projects reflected a reduction to our estimated contract price for liquidated damages of $11.8 million and $12.9 million, respectively, of which $11.2 million was recorded during 2017.

Changes in Project Estimates

Changes in Estimates for 2020 - For the three months ended March 31, 2020, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $1.2 million and benefited operating results for our Fabrication & Services Division by $0.9 million.   The changes in estimates were associated with the following:

Shipyard Division

•

Forty-Vehicle Ferry Projects - Increased forecast costs and forecast liquidated damages of $1.2 million for our two, forty-vehicle ferry projects, primarily associated with increased craft labor and material costs and extensions of schedule.  The increases were primarily due to anticipated rework for the first vessel, including potential reconstruction of previously completed portions of the vessel, resulting from the determination that portions of the vessel structure are outside of acceptable tolerance levels.  The previous construction activities were performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020 as discussed further in Note 7.  At March 31, 2020, the projects were approximately 42% and 55% complete and are forecast to be completed in 2020 and 2021.  The projects were in a loss position at March 31, 2020 and our reserve for estimated losses was $3.3 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.

Fabrication & Services Division

•

Paddle Wheel Riverboat and Subsea Components Projects - Reduced forecast costs and increased contract price of $0.9 million for our paddle wheel riverboat and subsea components projects, primarily associated with reduced craft labor and subcontracted services costs and change orders. The benefits were primarily due to better than anticipated labor productivity and favorable resolution of change orders with subcontractors and the customers.  At March 31, 2020, the projects were both complete.

Changes in Estimates for 2019 - For the three months ended March 31, 2019, individual projects with significant changes in estimated margins did not have a material net impact on our operating results.

Other Project Matters

Project Tariffs - Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

Other – At March 31, 2020 and December 31, 2019, other noncurrent assets on our Balance Sheet included $3.0 million of retention for a previously completed project in our Fabrication & Services Division for the fabrication of petrochemical modules. This retention is billable to the customer upon expiration of the contractual warranty period, which is expected to occur in the second quarter 2020. In January 2020, the customer entered into a restructuring through a prepackaged Chapter 11 bankruptcy process and received court approval in March 2020.  The restructuring is intended to enable the customer to fulfill its commitments to suppliers, including payment of our retention; however, it could delay the timing of collection of the retention.

3. ASSETS HELD FOR SALE

Our assets held for sale at March 31, 2020, primarily consisted of three 660-ton crawler cranes and a deck barge.  A summary of our assets held for sale at March 31, 2020 and December 31, 2019, is as follows (in thousands):

	March 31,	December 31,
Assets	2020	2019
Machinery and equipment	$15,338	$17,618
Accumulated depreciation	(7,256)	(8,612)
Total assets held for sale	$8,082	$9,006

During the three months ended March 31, 2020 and 2019, we received proceeds of $1.1 million and $0.4 million, respectively, related to the sale of assets that were held for sale.  During the three months ended March 31, 2020, no gain or loss was recognized on the asset sales as the proceeds approximated the carrying value of the assets. During the three months ended March 31, 2019, we recorded a gain of $0.4 million on the asset sales and recorded impairments of $0.3 million related to other assets that were held for sale.

4. CREDIT FACILITIES

Credit Agreement

We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit that matures June 9, 2021. On February 28, 2020, we amended our Credit Agreement to amend our financial covenants. Our amended quarterly financial covenants at March 31, 2020, and for the remaining term of the Credit Agreement, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.3% at March 31, 2020) or LIBOR (1.0% at March 31, 2020) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets with a negative pledge on our real property.

At March 31, 2020, we had no outstanding borrowings under our Credit Agreement and $9.8 million of outstanding letters of credit to support our projects, providing $30.2 million of available capacity. At March 31, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $159.3 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $68.6 million; a ratio of current assets to current liabilities of 1.80 to 1.00; and a ratio of funded debt to tangible net worth of 0.06:1.00.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At March 31, 2020, we had $411.8 million of outstanding surety bonds.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”), which is sponsored by the Small Business Administration (“SBA”), and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  We received a consent from Whitney Bank that allows the PPP Loan to be included as permitted debt under our debt covenants in our Credit Agreement and is subject to, among other things, compliance with the CARES Act and use of the PPP Loan proceeds only for permissible purposes and in a manner intended to maximize our entitlement to forgiveness of the PPP Loan. See Note 8 for further discussion of the PPP Loan.

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

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At March 31, 2020 and December 31, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts. In April 2020, the customer announced it was entering into a restructuring through a prepackaged Chapter 11 bankruptcy process. However, as of the filing date of this Report, the customer had not filed for Chapter 11.  We hold first priority security interests and liens against the MPSVs that secure the obligations owed to us by the customer.

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

6. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net income (loss) attributable to common shareholders	$5,905	$(3,042)
Weighted-average shares(1)	15,275	15,151
Basic and diluted income (loss) per common share	$0.39	$(0.20)

(1) We have no dilutive securities.

7. OPERATING SEGMENTS

During 2019, we operated and managed our business through three operating divisions ("Fabrication," "Shipyard" and "Services") and one non-operating division ("Corporate"), which represented our reportable segments. In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form an integrated new division called Fabrication & Services.  The operational combination will enable us to capitalize on the best practices and execution experience of the former divisions and maximize the utilization of our resources. As a result, we currently operate and manage our business through two operating divisions ("Shipyard" and "Fabrication & Services") and one non-operating division ("Corporate"), which represent our reportable segments. Accordingly, the segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 were combined to conform to the presentation of our reportable segments for 2020. In addition to the division combination, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division. Accordingly, results for these projects for 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  Our two operating divisions and Corporate Division are discussed below:

Shipyard Division - Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our facilities in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur in the third quarter 2020.

Fabrication & Services Division - Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. These activities are performed at our facility in Houma, Louisiana.

Corporate Division - Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, sales and marketing, information technology and accounting.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31, 2020
	Shipyard	F&S	Corporate	Consolidated
Revenue	$45,559	$33,443	$(447)	$78,555
Gross profit (loss)	(1,224)	970	—	(254)
Operating income (loss)	(1,899)	10,165	(2,330)	5,936
Depreciation and amortization expense	787	1,358	75	2,220
Capital expenditures	1,443	681	—	2,124
Total assets(1)	109,651	70,886	70,492	251,029

	Three Months Ended March 31, 2019(2)
	Shipyard	F&S	Corporate	Consolidated
Revenue	$37,411	$30,593	$(399)	$67,605
Gross profit (loss)	(280)	969	(136)	553
Operating loss	(904)	(251)	(2,127)	(3,282)
Depreciation and amortization expense	1,109	1,341	102	2,552
Capital expenditures	22	228	—	250
Total assets(1)	96,961	86,348	75,406	258,715

__________________

(1)	Cash and short-term investments are reported within our Corporate Division. Total assets previously reported for 2019 have been recast to conform to our presentation for 2020.
(2)

Revenue of $0.8 million associated with our two, forty-vehicle ferry projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).

8. SUBSEQUENT EVENTS

As discussed in Note 4, on April 17, 2020, we entered into the PPP Loan with Whitney Bank for proceeds of $10.0 million pursuant to the PPP, which is sponsored by the SBA and is part of the CARES Act.  The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the “permissible expenses”).  The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum, and is payable in monthly installments commencing on November 17, 2020.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.  The most significant of the conditions are:

•	Only amounts expended for permissible expenses during the eight-week period following April 17, 2020 (the “covered period”) are eligible for loan forgiveness;
•

Of the total amount of permissible expenses for which forgiveness can be granted, at least 75% must be for payroll costs, or a proportionate reduction of the maximum loan forgiveness amount will occur; and

•	If there are reductions in employee headcount (or employee compensation is reduced by more than 25%) during the covered period, a further reduction of the maximum loan forgiveness amount will occur.

In order to obtain full forgiveness of the PPP Loan, we must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines.  We will be obligated to repay any portion of the principal amount of the PPP Loan that is not forgiven, together with accrued interest. We intend to use the PPP Loan proceeds for only permissible purposes; however, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the duration and scope of, and uncertainties associated with, the COVID-19 pandemic and related contraction in oil demand and the dispute over production levels between Russia and the members of OPEC and the impact thereof on our business and the global economy, which are evolving and beyond our control, our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments, our ability to improve project execution, the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, our ability to raise additional capital, our ability to amend or obtain new debt financing or credit facilities on favorable terms, our ability to remain in compliance with our covenants contained in our Credit Agreement, our ability to generate sufficient cash flow, our ability to sell certain assets, any future asset impairments, utilization of facilities or closure or consolidation of facilities, customer or subcontractor disputes, our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, our ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in any future joint ventures and other strategic alliances, shareholder activism, focus on environmental, social and governance factors by institutional investors and other factors described in Item 1A "Risk Factors" in our 2019 Annual Report as may be updated by subsequent filings with the SEC.

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

During 2019, we operated and managed our business through three operating divisions ("Fabrication," "Shipyard" and "Services") and one non-operating division ("Corporate"), which represented our reportable segments. In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form an integrated new division called Fabrication & Services. As a result, we operate and manage our business through two operating divisions ("Shipyard" and "Fabrication & Services") and one non-operating division ("Corporate"), which represent our reportable segments. Accordingly, the segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 were combined to conform to the presentation of our reportable segments for 2020. In addition to the division combination, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects were transferred from our former Fabrication Division to our Shipyard Division. Accordingly,

results for these projects for 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019). See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur in the third quarter 2020.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

Beginning in late 2014, a decline in oil and gas prices led to a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant underutilization of our operating facilities and losses on certain projects.  During the first quarter 2020, we again experienced a significant decline in oil prices to historical lows due to a decline in demand for oil resulting from an unprecedented global health crisis due to the coronavirus (“COVID-19”) and related economic crisis compounded by a market share dispute between the world’s largest oil producers.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President declared a national emergency relating to COVID-19.  National, state and local authorities have recommended social distancing and imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the U.S. may enter a recession of unknown duration.

The decline in oil prices and COVID-19 has created significant uncertainty for our oil and gas related customer base.  Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been suspended.  Given that we operate in a critical infrastructure industry as defined by the U.S. Department of Homeland Security, we have continued to operate our facilities.  However, we are being impacted by employee absenteeism and the effects on productivity and utilization from mitigation measures put in place to ensure the safety and well-being of our employees and contractors (as discussed further below) and by the effects of COVID-19 on our suppliers, subcontractors and customers.  See Item1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets. We are addressing these operational, market and economic challenges through a strategy focused on the following initiatives to:

•	Mitigate the impacts of the COVID-19 pandemic on our operations, employees and contractors;
•	Improve and maintain our liquidity through cost reduction efforts and the sale of underutilized assets;
•	Improve our resource utilization and centralize our key project resources through the rationalization and integration of our facilities and operations;
•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures; and
•	Reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricate newbuild marine vessels for the government and other customers unrelated to the offshore oil and gas sector; and
–	Fabricate foundations, secondary steel components and support structures for offshore wind development.

Progress on our Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are taking actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have initiated measures that include, among other things, daily communications with our leadership teams to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing employees to work from home where appropriate) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee temperatures prior to entering our facilities, implemented employee wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and initiated protocols for employees returning from absences including employees that have tested positive for COVID-19. In addition, we have installed hand sanitizing stations and taken additional actions to sanitize our facilities.

•

Pursuit of force majeure – We are giving appropriate notices to our customers and making the appropriate claims for extensions of schedule for our projects which have been impacted by the COVID-19 pandemic.

•

Loan agreement – In April 2020, we entered into a loan agreement for proceeds of $10.0 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds may be used for payroll, benefits, rent and utilities. See “Liquidity and Capital Resources” below and Note 8 of our Financial Statements within Item 1 for further discussion of the loan agreement.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity. At March 31, 2020 our cash and short-term investments totaled $68.6 million and availability under our Credit Agreement totaled $30.2 million. Our liquidity reflects our cost reduction initiatives (including reducing the compensation of our executive officers and directors and reducing the size of our board), the sale of underutilized assets and facilities and an ongoing focus on project cash flow management. In addition to our cash and short-term investments, at March 31, 2020, our assets held for sale totaled $8.1 million.  Further, as discussed above, we entered into a loan agreement in April 2020 pursuant to the PPP under the CARES Act.

Efforts to improve our resource utilization and centralize our key project resources – We are improving our resource utilization and centralizing our key project resources through the rationalization and integration of our facilities and operations.

•

Closure of Jennings Yard – We previously announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur during the third quarter 2020.  The closure will consolidate our new build marine vessel construction activities in our Houma Yards, enabling us to maximize the utilization of our resources by reducing our overhead costs, combine our management and supervision talent in a single location, and improve our project execution.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

•

Combination of our Fabrication Division and Services Division and Realignment of Projects – As discussed above, in the first quarter 2020, we combined our Fabrication and Services Divisions to form an integrated new division called Fabrication & Services.  The integration will enable us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing overhead costs) and improve project execution. In addition, as discussed above, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division.

Efforts to improve our competitiveness and project execution – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Such actions include strategic changes in management and key personnel, the addition of functional expertise and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a more disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating recent lessons learned into the bidding and execution of future projects.

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

however, we do not expect large project opportunities to be awarded by customers until late 2020 or 2021. This timing may be impacted by uncertainty created by the recent decrease and volatility of oil prices and the COVID-19 pandemic. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance our resources as discussed above.

•

Fabrication of newbuild marine vessels for the government and other non-oil and gas related customers - We continue to pursue newbuild marine vessel opportunities for customers unrelated to the offshore oil and gas sector.  During the first quarter 2020, the U.S. Navy exercised its options for the construction of two additional towing, salvage and rescue ships, and continues to have options for three additional vessels. At March 31, 2020, 95% of the backlog within our Shipyard Division was attributable to government and other customers unrelated to the offshore oil and gas sector, including the construction of three research vessels, five towing, salvage and rescue ships and three vehicle ferries.

•

Fabrication of offshore wind foundations, secondary steel components and support structures - We continue to believe that future requirements to provide electricity from renewable and green sources will result in growth of offshore wind projects.  Furthermore, we believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our fabrication of wind turbine foundations for the first offshore wind project in the U.S. in 2015, and the fabrication of a meteorological tower and platform for an offshore wind project in 2018. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities until 2021 or 2022.

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our employees and contractors in light of the COVID-19 pandemic. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•	Oil and gas prices and the level of volatility in such prices;
•	The COVID-19 pandemic, for which the business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets we are pursuing, including refining, petrochemical, LNG and industrial facilities and offshore wind developments;

•	The level of new build marine vessel activity within, and outside of, the oil and gas sector;
•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion;
•	Our ability to hire, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division and closure of our Jennings Yard; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs (see Note 5 of our Financial Statements in Item 1 and “Legal Proceedings” in Item 3 for further discussion of the dispute).

In addition, in the near-term: (i) the utilization of our Shipyard Division will be impacted by temporary delays in construction activities for our three research vessel projects until engineering achieves further completion and disruptions caused by the closure of our Jennings Yard, (ii) the utilization of our newly integrated Fabrication & Services Division will be impacted by the delay in timing of new project awards and suspension of work on certain projects in backlog and (iii) the utilization of both divisions will be impacted by inefficiencies associated with COVID-19 related employee absenteeism and mitigation measures. Our near-term results may also be impacted by costs associated with investments in key personnel and process improvement efforts to support our aforementioned initiatives. In addition, our gross profit for both divisions will be impacted in the near-term as certain projects within our backlog are in a loss position and a majority of our remaining backlog is at, or near, break-even gross profit.  Specifically, due to previous project awards bid at competitive pricing (including the option exercises by our customer in the first quarter 2020 for two additional towing, salvage and rescue ships) and project charges in 2019, approximately 5% of our backlog is in a loss position (excluding our MPSV projects), 75% of our backlog is at, or near, break-even, and our remaining backlog is at a low gross profit margin.   Accordingly, this backlog will result in future revenue with low or no gross profit; however, we continue to focus on improvements to our people, processes and procedures to improve project gross profit.  See Item1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 included in our 2019 Annual Report. There have been no changes to our critical accounting policies since December 31, 2019.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at March 31, 2020, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
Division	2020	2019
Shipyard	$128,919	$2,795
Fabrication & Services	12,647	43,029
Total New Awards	$141,566	$45,824

A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 1) to our reported backlog is provided below (in thousands).

	March 31, 2020
	Shipyard	F&S	Consolidated
Remaining performance obligations under Topic 606	$449,258	$29,191	$478,449
Contracts under purported termination(1)	21,888	—	21,888
Total Backlog(2)	$471,146	$29,191	$500,337

Backlog by Division at March 31, 2020 and December 31, 2019, is as follows (in thousands):

	March 31, 2020		December 31, 2019(3)
Division	Amount	Labor Hours	Amount	Labor Hours
Shipyard	$471,146	3,182	$387,340	2,645
Fabrication & Services	29,191	317	49,986	492
Total Backlog(2)	$500,337	3,499	$437,326	3,137

Backlog at March 31, 2020 is expected to be recognized as revenue in the following periods (in thousands):

Year(4)	Total
Remainder of 2020	$144,680
2021	183,269
2022	127,841
Thereafter	22,659
Future performance obligations under Topic 606	478,449
Contracts under purported termination(1)	21,888
Backlog(2)	$500,337

(1)

Represents backlog within our Shipyard Division related to contracts for the construction of two MPSVs that are subject to purported notices of termination by our customer. We dispute the purported terminations and disagree with the customer’s reasons for the same. We can provide no assurances that we will reach a favorable resolution with the customer for completion of the two MPSVs. See Note 5 of our Financial Statements in Item 1 and “Legal Proceedings” in Item 3 for further discussion of the dispute.

(2)

At March 31, 2019, ten customers represented approximately 98% of our backlog and at December 31, 2019, eleven customers represented approximately 96% of our backlog. At March 31, 2020, backlog from the ten customers consisted of:

(i)	Construction of one harbor tug within our Shipyard Division. The fourth of five vessels was completed in the first quarter 2020. We estimate completion of the remaining vessel in 2020;
(ii)	Construction of two harbor tugs within our Shipyard Division (separate from above). The fourth of five vessels was completed in April 2020. We estimate completion of the remaining vessel in 2020;
(iii)	Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023;
(iv)

Construction of five towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2021, 2022 and 2023. Our customer has options for the construction of three additional vessels;

(v)	Construction of two, forty-vehicle ferries within our Shipyard Division. We estimate completion of the vessels in 2020 and 2021;
(vi)	Fabrication of an offshore jacket and deck (destined for Trinidad) within our Fabrication & Services Division. We estimate completion of the project in 2020;
(vii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2021;
(viii)	Fabrication of modules for an offshore facility within our Fabrication & Services Division. We estimate completion of the project in 2021;
(ix)	Material supply for an offshore jacket and deck within our Fabrication & Services Division. In April 2020, our customer suspended the project until further notice; and
(x)	Construction of two MPSV’s within our Shipyard Division. See footnote (1) above for further discussion.
(3)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, backlog as of December 31, 2019 for our former Fabrication and Services Divisions has been combined to conform to the presentation of our reportable segments for 2020. In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, $13.4 million of backlog and 0.1 million labor hours associated with these projects as of December 31, 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

(4)

The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog.

Our contracts for the construction of five towing, salvage and rescue ships contain options which grant our customer (the U.S. Navy) the right, if exercised, for the construction of three additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by such customer, our backlog would increase by approximately $203.0 million. We have not received any commitments from such customer related to the exercise of these options, and we can provide no assurances that any options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019 (in thousands in each table, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$141,566	$45,824	$95,742	nm

Revenue	$78,555	$67,605	$10,950	16.2%
Cost of revenue	78,809	67,052	(11,757)	(17.5)%
Gross profit (loss)	(254)	553	(807)	(145.9)%
Gross profit (loss) percentage	-0.3%	0.8%
General and administrative expense	3,744	3,834	90	2.3%
Impairments and (gain) loss on assets held for sale	—	(70)	(70)	(100.0)%
Other (income) expense, net	(9,934)	71	10,005	nm
Operating income (loss)	5,936	(3,282)	9,218	nm
Interest (expense) income, net	53	262	(209)	(79.8)%
Net income (loss) before income taxes	5,989	(3,020)	9,009	nm
Income tax (expense) benefit	(84)	(22)	(62)	nm
Net income (loss)	$5,905	$(3,042)	$8,947

New Project Awards – New project awards for 2020 and 2019 were $141.6 million and $45.8 million, respectively.  Significant new project awards for 2020 relate to the exercise of options by the U.S. Navy for the construction of two additional towing, salvage and rescue ships within our Shipyard Division.  Significant new project awards for 2019 relate to our offshore jacket and deck and subsea components projects within our Fabrication & Services Division.

Revenue - Revenue for 2020 and 2019 was $78.6 million and $67.6 million, respectively, representing an increase of 16.2%. The increase was primarily due to:

•

Increased revenue for our Shipyard Division of $8.1 million, primarily due to our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment manufactured by vendors, offset partially by lower revenue for our harbor tug projects as we had fewer vessels under construction; and

•	Increased revenue for our Fabrication & Services Division of $2.9 million, primarily due to our offshore jacket and deck project, offset partially by lower offshore services activity.

Gross profit (loss) - Gross profit (loss) for 2020 and 2019 was a gross loss of $0.3 million (0.3% of revenue) and gross profit of $0.6 million (0.8% of revenue), respectively. Gross loss for 2020 was primarily due to:

•

A low margin backlog and the under recovery of overhead costs, primarily associated with the underutilization of our facilities within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division; and

•

Project charges of $1.2 million for our Shipyard Division, offset partially by project improvements of $0.9 million for our Fabrication & Services Division. See “Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

The gross loss for 2020 relative to gross profit for 2019 was primarily due to:

•	A lower margin mix for our Fabrication & Services Division inclusive of the aforementioned project improvements; and
•	A lower margin mix and the aforementioned project charges for our Shipyard Division, offset partially by,
•	Higher revenue and increased recoveries of overhead costs due to higher activity, primarily for our Shipyard Division.

General and administrative expense - General and administrative expense for 2020 and 2019 was $3.7 million (4.8% of revenue) and $3.8 million (5.7% of revenue), respectively, representing a decrease of 2.3%. The decrease was primarily due to:

•	Lower incentive plan costs and other costs savings, primarily within our Corporate and Fabrication & Services Divisions; offset partially by,
•	Higher legal and advisory fees related to customer disputes.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.6 million and $0.1 million for 2020 and 2019, respectively, and are reflected within our Corporate Segment. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a gain of $0.1 million. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2020 and 2019 was income of $9.9 million and expense of $0.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. The income for 2020 was due to a gain of approximately $10.0 million associated with the settlement of a contract dispute for a project completed in 2015.  See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute.

Interest (expense) income, net - Interest (expense) income, net for 2020 and 2019, was income of $0.1 million and $0.3 million, respectively. The net interest income for both periods was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest on the unused portion of our Credit Agreement and interest amortization associated with our long-term lease liability. The decrease in interest income for 2020 was primarily due to a decrease in interest rates.

Income tax (expense) benefit - Income tax (expense) benefit for 2020 and 2019, was expense of $0.1 million and $22,000, respectively. Our income tax expense for both periods represents state income taxes. No federal income tax expense was recorded for our 2020 net income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. No federal income tax benefit was recorded for our 2019 net loss as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Segments

Shipyard Division(1)

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$128,919	$2,795	$126,124	nm

Revenue	$45,559	$37,411	$8,148	21.8%
Gross loss	(1,224)	(280)	(944)	(337.1)%
Gross loss percentage	-2.7%	-0.7%
General and administrative expense	575	624	49	7.9%
Other (income) expense, net	100	—	(100)	nm
Operating loss	(1,899)	(904)	(995)	(110.1)%

(1)

In the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $0.8 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $128.9 million and $2.8 million, respectively.  Significant new project awards for 2020 primarily relate to the exercise of options by the U.S. Navy for the construction of two additional towing, salvage and rescue ships.

Revenue – Revenue for 2020 and 2019 was $45.6 million and $37.4 million, respectively, representing an increase of 21.8%. The increase was primarily due to:

•	Our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment manufactured by vendors, offset partially by,
•	Lower revenue for our harbor tug projects as we had fewer vessels under construction.

Gross loss – Gross loss for 2020 and 2019 was $1.2 million (2.7% of revenue) and $0.3 million (0.7% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

A low margin backlog and the under recovery of overhead costs primarily due to construction delays for our three research vessel projects associated with the previously disclosed temporary suspension of construction activities on the projects until engineering achieves further completion; and

•

Project charges of $1.2 million related to forecast cost increases and forecast liquidated damages on our two forty-vehicle ferry projects. The impacts were primarily associated with the first vessel and construction activities performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020.  See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges of $1.2 million; and
•	A lower margin mix, offset partially by,
•	Higher revenue and increased recoveries of overhead costs due to higher activity.

General and administrative expense – General and administrative expense for 2020 and 2019 was $0.6 million (1.9% of revenue) and $0.6 million (2.0% of revenue), respectively, representing a decrease of 7.9%.

Other (income) expense, net – Other (income) expense, net for 2020 was expense of $0.1 million.

Fabrication & Services Division(1)

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$12,647	$43,029	$(30,382)	nm

Revenue	$33,443	$30,593	$2,850	9.3%
Gross profit	970	969	1	0.1%
Gross profit percentage	2.9%	3.2%
General and administrative expense	839	1,219	380	31.2%
Impairments and (gain) loss on assets held for sale	—	(70)	(70)	(100.0)%
Other (income) expense, net	(10,034)	71	10,105	nm
Operating income (loss)	10,165	(251)	10,416	nm

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $0.8 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $12.6 million and $43.0 million, respectively.  Significant new project awards for 2019 relate to our offshore jacket and deck and subsea components projects.

Revenue – Revenue for 2020 and 2019 was $33.4 million and $30.6 million, respectively, representing an increase of 9.3%. The increase was primarily due to progress on our offshore jacket and deck project, offset partially by lower offshore services activity.

Gross profit – Gross profit for 2020 and 2019 was $1.0 million (2.9% of revenue) and $1.0 million (3.2% of revenue), respectively. The gross profit for 2020 was primarily due to:

•

Project improvements of $0.9 million related to cost decreases and increased contract price for our paddlewheel riverboat and subsea components projects which were completed in the first quarter 2020. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts; offset partially by,

•	A low margin backlog and the under recovery of overhead cost primarily due to low backlog levels.

The comparable gross profit for 2020 relative to 2019 was primarily due to:

•	The aforementioned project improvements of $0.9 million, offset partially by,
•	A lower margin mix.

General and administrative expense - General and administrative expense for 2020 and 2019 was $0.8 million (2.5% of revenue) and $1.2 million (4.0% of revenue), respectively, representing a decrease of 31.2%. The decrease was primarily due to cost reductions associated with combining our former Fabrication and Services Divisions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a gain of $0.1 million. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2020 and 2019 was income of $10.0 million and expense of $0.1 million, respectively. The income for 2020 was primarily due to a gain of approximately $10.0 million associated with the settlement of a contract dispute for a project completed in 2015. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute.

Corporate Division

	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(447)	$(399)	$(48)	(12.0)%
Gross loss	—	(136)	136	100.0%
Gross loss percentage	n/a	n/a
General and administrative expense	2,330	1,991	(339)	(17.0)%
Operating loss	(2,330)	(2,127)	(203)	(9.5)%

Gross loss – Gross loss for 2019 was $0.1 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs were reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $2.3 million (3.0% of consolidated revenue) and $2.0 million (2.9% of consolidated revenue), respectively, representing an increase of 17.0%. The increase was primarily due to:

•	Higher legal and advisory fees related to customer disputes; offset partially by,
•	Lower incentive plan costs and other cost savings including headcount reductions.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.6 million and $0.1 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement. At March 31, 2020, our cash, cash equivalents and short-term investments totaled $68.6 million, and availability under our Credit Agreement was $30.2 million as follows (in thousands):

March 31, 2020
Cash and cash equivalents	$48,562
Short-term investments (1)	19,993
Total cash, cash equivalents and short-term investments	$68,555

Credit Agreement total capacity	$40,000
Outstanding letters of credit	(9,820)
Credit Agreement available capacity	$30,180

_______________

(1)	Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At March 31, 2020, our working capital was $72.3 million and included $68.6 million of cash, cash equivalents and short-term investments and $8.1 million of assets held for sale. Excluding cash, cash equivalents, short-term investments and assets held for sale, our working capital at March 31, 2020 was negative $4.4 million, and consisted of net contract assets and contract liabilities (collectively, "Contracts in Progress") of $53.3 million; contracts receivable and retainage of $16.2 million; inventory, prepaid expenses and other current assets of $4.7 million; and accounts payable, accrued expenses and other current liabilities of $78.6 million.  The components of our working capital (excluding cash, cash equivalents, short-term investments and assets held for sale) at March 31, 2020 and December 31, 2019, and changes in such amounts during 2020, was as follows (in thousands):

	March 31, 2020	December 31, 2019	Change(3)
Contract assets	$64,905	$52,128	$12,777
Contract liabilities(1)	(11,571)	(26,271)	14,700
Contracts in progress, net(2)	53,334	25,857	27,477
Contracts receivable and retainage, net	16,178	26,095	(9,917)
Prepaid expenses, inventory and other current assets	4,728	6,624	(1,896)
Accounts payable, accrued expenses and other current liabilities(4)	(78,619)	(71,573)	(7,046)
Total	$(4,379)	$(12,997)	$8,618

(1)	Contract liabilities at March 31, 2020 and December 31, 2019, include accrued contract losses of $4.6 million and $6.4 million, respectively.
(2)

Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3)

Changes referenced in the cash flow activity section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

(4)

Accounts payable includes progress accruals associated with engineered equipment manufactured by vendors, and services provided by subcontractors, that is not contractually billable or has not been billed by the vendors and subcontractors.  Such accruals totaled $44.6 million and $34.7 million at March 31, 2020 and December 31, 2019, respectively, and result in an increase in percentage of completion on our projects and an increase in our contract assets.

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

Cash Flow Activity

Operating Activities - Cash provided by operating activities for the three months ended March 31, 2020 was $7,000, and cash used in operating activities for the three months ended March 31, 2019 was $8.5 million, and was primarily due to the net impacts of the following:

2020 Activity

•

Operating income excluding depreciation and amortization of $2.2 million and stock-based compensation expense of $0.1 million. Operating income includes a gain of $10.0 million associated with the settlement of a contract dispute for a previously completed project;

•

Increase in contract assets of $12.8 million related to the timing of billings on projects, primarily due to increased unbilled positions on projects in our Shipyard Division (due to increased unbilled positions for our research vessel projects and towing, salvage and rescue ship projects, offset partially by decreased unbilled positions for our harbor tug projects);

•

Decrease in contract liabilities of $14.7 million, primarily due to the unwind of advance payments on projects in our Fabrication & Services Division (for our offshore jacket and deck project and material supply project) and projects in our Shipyard Division (for our towing, salvage and rescue ship projects);

•

Decrease in contracts receivable and retainage of $9.9 million related to the timing of billings and collections on projects, primarily due to collections on two projects in our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.8 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $7.7 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for projects in our Shipyard Division (for our research vessel projects and towing, salvage and rescue ship projects); and

•	Change in noncurrent assets and liabilities, net of $0.2 million.

2019 Activity

•

Operating loss excluding net gains from asset sales of $0.3 million, bad debt expense of $53,000, depreciation and amortization of $2.6 million, asset impairments of $0.3 million, and stock-based compensation expense $0.6 million;

•	Increase in contract assets of $8.7 million, primarily due to increased unbilled positions on two projects in our Shipyard Division;
•	Decrease in contract liabilities of $7.6 million, primarily due to the partial unwind of advance payments on two separate projects in our Shipyard Division and Fabrication & Services Division;
•	Decrease in contracts receivable and retainage of $0.8 million, primarily due to the timing of billings and collections on our projects;
•	Decrease in prepaid expenses, inventory and other assets of $1.1 million, primarily due to inventory and prepaid expenses;
•	Increase in accounts payable, accrued expenses and other current liabilities of $6.0 million, primarily due to increased project activity for projects in our Shipyard Division; and
•	Change in noncurrent assets and liabilities, net of $0.2 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2020 and 2019 was $1.0 million, and $11.4 million, respectively. Cash used in investing activities during the 2020 period was primarily due to capital expenditures of $2.1 million (primarily related to enhancements to our Shipyard Division facilities to execute our backlog), offset partially by proceeds from the sale of assets held for sale of $1.1 million. Cash used in investing activities during the 2019 period was primarily due to the net purchase of short-term investments of $11.5 million and capital expenditures of $0.3 million, offset partially by proceeds from the sale of equipment of $0.4 million.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.7 million, respectively, and was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

Credit Agreement – We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit that matures June 9, 2021. On February 28, 2020, we amended our Credit Agreement to amend our financial covenants. Our amended quarterly financial covenants at March 31, 2020, and for the remaining term of the Credit Agreement, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.3% at March 31, 2020) or LIBOR (1.0% at March 31, 2020) plus 2.0% per annum. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At March 31, 2020, we had no outstanding borrowings under our Credit Agreement and $9.8 million of outstanding letters of credit to support our projects, providing $30.2 million of available capacity. At March 31, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $159.3 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $68.6 million; a ratio of current assets to current liabilities of 1.80 to 1.00; and a ratio of funded debt to tangible net worth of 0.06:1.00.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At March 31, 2020, we had $411.8 million of outstanding surety bonds.  Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (the “PPP Loan”) with Whitney Bank for proceeds of $10.0 million pursuant to the Payroll Protection Program (“PPP”), which is sponsored by the Small Business Administration (“SBA”) and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the “permissible expenses”).  The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum, and is payable in monthly installments commencing on November 17, 2020.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.  The most significant of the conditions are:

•	Only amounts expended for permissible expenses during the eight-week period following April 17, 2020 (the “covered period”) are eligible for loan forgiveness;
•

Of the total amount of permissible expenses for which forgiveness can be granted, at least 75% must be for payroll costs, or a proportionate reduction of the maximum loan forgiveness amount will occur; and

•	If there are reductions in employee headcount (or employee compensation is reduced by more than 25%) during the covered period, a further reduction of the maximum loan forgiveness amount will occur.

In order to obtain full forgiveness of the PPP Loan, we must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines.  We will be obligated to repay any portion of the principal amount of the PPP Loan that is not forgiven, together with accrued interest. We intend to use the PPP Loan proceeds for only permissible purposes; however, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part.  We received a consent from Whitney Bank that allows the PPP Loan to be included as permitted debt under our debt covenants in our Credit Agreement and is subject to, among other things, compliance with the CARES Act and use of the PPP Loan proceeds only for permissible purposes and in a manner intended to maximize our entitlement to forgiveness of the PPP Loan.  See Note 4 and Note 7 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of underutilized assets and facilities and an improved overall cashflow position on our projects in backlog. In addition, at March 31, 2020, we continue to have $8.1 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. The primary uses of our liquidity for 2020 and the foreseeable future are to fund:

•

Overhead costs associated with the underutilization of our facilities within our Shipyard Division and Fabrication & Services Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including enhancements to our Shipyard Division facilities to execute our backlog);
•	Accrued contract losses recorded at March 31, 2020;
•	Working capital requirements for our projects (including the unwind of advance payments and potential additional projects for the U.S. Navy if the aforementioned options are exercised); and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

We anticipate capital expenditures of $10.0 million to $12.0 million for the remainder of 2020, of which approximately $8.0 million represents capital investments required by our contracts for the construction of our five towing, salvage and rescue ships.  The expenditures relate to the construction of vessel erection sites and a warehouse for storage.  While the capital investment is required by the contracts, the assets will benefit our construction operations going forward, including supporting our execution of any further towing, salvage and rescue ships if our customer exercises its options for additional vessels as discussed in “New Awards and Backlog” above. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at March 31, 2020, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2020 and 2021, which is impacted by our existing backlog and estimates of future new project awards. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Item 4. Controls and Procedures.

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

During the first quarter 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us.  We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 9, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending. Discovery in connection with the lawsuit is ongoing. See Note 5 of our Financial Statements in Item 1for further discussion of this litigation.

Item 1A. Risk Factors.

The following risk factor represents a material change in our risk factors from those disclosed in Part I, Item 1A of our 2019 Annual Report. To the extent COVID-19 adversely affects our business, financial condition, results of operation and liquidity, it may also have the effect of heightening many of the other risks described in Item 1A.“Risk Factors” included in our 2019 Annual Report.

The recent outbreak of COVID-19 and certain developments in the global oil markets have had and may continue to have a negative impact on our operations.

COVID-19 is a widespread public health crisis that is adversely affecting global economies and financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President has announced a national emergency relating to COVID-19.  National, state and local authorities have recommended social distancing and imposed, or are considering, quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration. Due to these COVID-19 related measures, there has been a decline in the demand for, and thus market prices of, oil and these declines have been exacerbated by the production dispute between Russia and the member of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States may enter a recession of unknown duration as a result of the COVID-19 pandemic combined with the weak commodity price environment. Any such prolonged period of economic slowdown or recession could have a significant adverse effect on our financial condition and financial condition of our customers, subcontractors and other counterparties.

We operate in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, the progression of and global response to COVID-19, and related contraction in oil demand, combined with depressed crude oil prices have had and may continue to have negative impacts on our operations, which include but are not limited to:

•

Delays, Suspension or Termination of Backlog; Reduced Bidding Activity; Deterioration of Customer Financial Condition.  Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog and bidding activities for several new project opportunities have been suspended.  We may have additional delays, suspensions or terminations of contracts in our backlog and further reduced bidding activity for new project awards.  In addition, financial strain on our customers could impact their ability pay or otherwise perform on their obligations to us.

•

Reduced availability of workforce. We have seen an increase in employee absenteeism, and we have implemented COVID-19 related mitigation measures to ensure the safety and well-being of our employees and contractors, both of which have impacted our project execution.  The ability of our employees to work may be further impacted by COVID-19 (including, but not limited to, the temporary inability of the workforce to work due to illness, quarantine following illness, or absenteeism for fear of contracting COVID-19), which may further impact our progress on projects.

•

Performance by Subcontractors. COVID-19 has also had an impact on our suppliers and subcontractors. Failure of suppliers and subcontractors, on which we rely, to deliver materials and provide services, or perform under their contracts on a timely basis or at all due to their own financial or operational difficulties or inability to fulfill their contractual obligations due to the reduced availability of their workforce, has had and may continue to have an adverse impact on our operations. The inability of our suppliers or subcontractors to perform could result in the need to transition to alternative suppliers or subcontractors, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

The extent which COVID-19 and the related contraction in oil demand and the depressed crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  This current level of uncertainty over the economic and operational impacts of COVID-19 and the related contraction in oil demand and the depressed crude oil prices means the related business and financial impacts cannot be reasonably estimated at this time.

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
10.1

Fifth Amendment to Credit Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.

10.2	Promissory Note, dated April 17, 2020, by and between Hancock Whitney Bank and Gulf Island Fabrication, Inc.*
10.3	Form of Retention Bonus Agreement dated March 3, 2020. *†
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):
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

Date: May 6, 2020