Form 10-Q
period 2020-06-30
GULF ISLAND FABRICATION INC
filed 2020-08-05
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2020

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 4, 2020, was 15,308,604.

GULF ISLAND FABRICATION, INC.

I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended June 30, 2020 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2019 Annual Report	Our annual report for the year ended December 31, 2019, filed with the SEC on Form 10-K on March 5, 2020.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act.

Covered Period	The eight-week period following the date of the PPP Loan of April 17, 2020.

Credit Agreement	Our $40.0 million revolving credit facility with Whitney Bank.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

labor hours	Hours worked by employees directly involved in the production of our products.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication & Services	Our Fabrication & Services Division (also referred to herein as F&S).

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

Flexibility Act	The Paycheck Protection Program Flexibility Act of 2020, which amended the Cares Act.

GAAP	Generally Accepted Accounting Principles in the U.S.

Houma Yards	Our Shipyard Division and Fabrication & Services Division facilities located in Houma, Louisiana.

inland or inshore	Typically, bays, lakes and marshy areas.

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

mooring and breasting dolphins	A fixed, steel support structure within or part of a vessel docking/mooring facility that helps prevent movement of marine vessels while loading and unloading the vessel.

MPSV	Multi-Purpose Support Vessel.

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OSV	Offshore Support Vessel.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Permissible Expenses	Expenses which may be paid using proceeds from the PPP Loan. Such expenses are limited to payroll costs, rent, utilities, mortgage interest and interest on other pre-existing indebtedness.

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

SEC	U.S. Securities and Exchange Commission.

Shipyard	Our Shipyard Division.

SBA	Small Business Administration.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

- iii -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,184	$49,703
Short-term investments	19,992	19,918
Contracts receivable and retainage, net	13,391	26,095
Contract assets	77,860	52,128
Prepaid expenses and other assets	3,120	3,948
Inventory	2,761	2,676
Assets held for sale	8,107	9,006
Total current assets	174,415	163,474
Property, plant and equipment, net	72,376	70,484
Other noncurrent assets	15,763	18,819
Total assets	$262,554	$252,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,062	$61,542
Contract liabilities	26,973	26,271
Accrued expenses and other liabilities	8,167	10,031
Long-term debt, current	2,143	—
Total current liabilities	99,345	97,844
Long-term debt, noncurrent	7,857	—
Other noncurrent liabilities	1,933	2,248
Total liabilities	109,135	100,092
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,309 shares issued and outstanding at June 30, 2020 and 15,263 at December 31, 2019	11,155	11,119
Additional paid-in capital	103,454	103,124
Retained earnings	38,810	38,442
Total shareholders’ equity	153,419	152,685
Total liabilities and shareholders’ equity	$262,554	$252,777

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$59,974	$80,456	$138,529	$148,061
Cost of revenue	61,677	82,054	140,486	149,106
Gross loss	(1,703)	(1,598)	(1,957)	(1,045)
General and administrative expense	3,722	3,987	7,466	7,821
Impairments and (gain) loss on assets held for sale	—	—	—	(70)
Other (income) expense, net	1	(201)	(9,933)	(130)
Operating income (loss)	(5,426)	(5,384)	510	(8,666)
Interest (expense) income, net	(89)	126	(36)	388
Income (loss) before income taxes	(5,515)	(5,258)	474	(8,278)
Income tax (expense) benefit	(22)	10	(106)	(12)
Net income (loss)	$(5,537)	$(5,248)	$368	$(8,290)
Per share data:
Basic and diluted income (loss) per common share	$(0.36)	$(0.34)	$0.02	$(0.55)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	11,006	102,104	84,794	197,904
Net loss	—	—	—	(5,248)	(5,248)
Stock-based compensation expense	—	79	707	—	786
Balance at June 30, 2019	15,236	$11,085	$102,811	$79,546	$193,442

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(65)	—	(73)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	11,121	103,144	44,347	158,612
Net loss	—	—	—	(5,537)	(5,537)
Vesting of restricted stock	19	—	(1)	—	(1)
Stock-based compensation expense	—	34	311	—	345
Balance at June 30, 2020	15,309	$11,155	$103,454	$38,810	$153,419

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$368	$(8,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and lease asset amortization	4,287	4,974
Other amortization, net	31	26
Bad debt expense	—	59
Asset impairments	—	299
(Gain) loss on sale of assets held for sale, net	—	(369)
(Gain) loss on sale of fixed assets and other assets, net	(5)	(565)
Stock-based compensation expense	440	1,346
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	12,704	(896)
Contract assets	(25,732)	(21,352)
Prepaid expenses, inventory and other current assets	668	212
Accounts payable	2,081	26,269
Contract liabilities	702	(3,023)
Accrued expenses and other current liabilities	(1,840)	(1,108)
Noncurrent assets and liabilities, net (including long-term retainage)	2,538	(466)
Net cash used in operating activities	(3,758)	(2,884)
Cash flows from investing activities:
Capital expenditures	(7,745)	(1,359)
Proceeds from sale of property, plant and equipment	1,080	1,598
Purchases of short-term investments	(19,991)	(45,366)
Maturities of short-term investments	20,000	8,500
Net cash used in investing activities	(6,656)	(36,627)
Cash flows from financing activities:
Proceeds from borrowings	10,000	—
Payment of financing cost	(31)	(40)
Tax payments for vested stock withholdings	(74)	(714)
Net cash provided by (used in) financing activities	9,895	(754)
Net decrease in cash and cash equivalents	(519)	(40,265)
Cash and cash equivalents, beginning of period	49,703	70,457
Cash and cash equivalents, end of period	$49,184	$30,192

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

Significant projects in our backlog include the fabrication of an offshore jacket and deck, mooring and breasting dolphins, and modules for an offshore facility; material supply for an offshore jacket and deck; and construction of two harbor tugs, three regional class research vessels, three vehicle ferries, and five towing, salvage and rescue ships.  Projects completed in recent years include the expansion of a paddlewheel riverboat; fabrication of modules for a petrochemical facility and a meteorological tower and platform for an offshore wind project; and construction of eight harbor tugs, an ice-breaker tug and two towboats. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two technologically-advanced OSVs, two of the largest liftboats servicing the Gulf of Mexico, one of the deepest production jackets in the Gulf of Mexico, and the first single point anchor reservoir hull fabricated in the U.S.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Our Consolidated Balance Sheet ("Balance Sheet") at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2019 Annual Report.

Liquidity Outlook

In recent years our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant underutilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity (including further reducing the compensation of our executive officers and directors and reducing the size of our board), reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize key project resources (including the closure of the Jennings Yard and combination of our former Fabrication and Services Divisions), and improve our competitiveness and project execution. See Note 7 for discussion of our realigned reportable segments and discussion of our anticipated closure of the Jennings Yard. These initiatives are ongoing, and while our ability to achieve our goals has been negatively impacted by the coronavirus (“COVID-19”) and volatile oil prices (discussed further below) and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents, short-term investments and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

Operating Cycle

The duration of our contracts vary, but typically extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current which may not be received or paid within the next twelve months include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

Use of Estimates

General - The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We believe our most significant estimates and judgments are associated with revenue recognition for our contracts, including application of the percentage-of-completion method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims and liquidated damages; fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale; determination of deferred income tax assets, liabilities and related valuation allowances; reserves for bad debts; liabilities related to self-insurance programs; and the impacts of COVID-19 and volatile oil prices on our business, estimates and judgments as discussed further below. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

COVID-19 and Volatile Oil Prices - COVID-19 is a widespread public health crisis that continues to adversely affect economies and financial markets globally. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19. National, state and local authorities recommended social distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Although authorities in some areas of the U.S. began to relax these quarantine and isolation measures, a recent resurgence of COVID-19 infections in many regions of the country, including areas where we have our headquarters and operating facilities, has in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures. These measures, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession is unclear at this time. The longer-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Moreover, governmental and commercial responses to COVID-19 has exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices.  The extent to which COVID-19 and a low and volatile pricing environment for oil may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  The business and financial impacts of these challenging conditions cannot be reasonably estimated at this time, but may include, among other things, unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, lack of performance by subcontractors and suppliers, and contract disputes. Events and changes in circumstances arising after this Report resulting from the impacts of COVID-19 and volatile oil prices, if any, will be reflected in management’s estimates for future periods.

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

Short-Term Investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At June 30, 2020, our short-term investments include U.S. Treasuries with original maturities of less than six months.  We intend to hold these investments until maturity, and it is not more likely than not that we would be required to sell the investments prior to their maturity.  The investments are stated at amortized cost, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

Inventory

Inventory is recorded at the lower of its cost or net realizable value determined using the first-in-first-out basis.  The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition.  Net realizable value is our estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation.  An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales and salvage value.

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

Revenue Recognition

General - Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M.  Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue from our contracts in accordance with Accounting Standards Update ("ASU") 2014-09, Topic 606 “Revenue from Contracts with Customers” ("Topic 606").

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

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2020 and 2019.

T&M Contracts - Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration - Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Additional Disclosures - Topic 606 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2020 and December 31, 2019, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For the six months ended June 30, 2020, other (income) expense also includes a gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.

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

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue from our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$33,513	$20,853	$(239)	$54,127
T&M(2)	375	4,455	—	4,830
Other	—	1,298	(281)	1,017
Total	$33,888	$26,606	$(520)	$59,974

	Six Months Ended June 30, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$77,815	$45,410	$(324)	$122,901
T&M(2)	1,632	11,380	—	13,012
Other	—	3,259	(643)	2,616
Total	$79,447	$60,049	$(967)	$138,529

	Three Months Ended June 30, 2019(3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$39,093	$29,470	$(105)	$68,458
T&M(2)	960	8,187	—	9,147
Other	—	2,996	(145)	2,851
Total	$40,053	$40,653	$(250)	$80,456

	Six Months Ended June 30, 2019(3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$73,543	$46,967	$(178)	$120,332
T&M(2)	3,921	18,809	—	22,730
Other	—	5,470	(471)	4,999
Total	$77,464	$71,246	$(649)	$148,061

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.
(3)	See Note 7 for discussion of our realigned operating divisions.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at June 30, 2020 (in thousands):

Segment	Performance Obligations
Shipyard(1)	$417,557
Fabrication & Services	30,547
Total	$448,104

(1)

Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to termination notices from our customer. See Note 5 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at June 30, 2020, in the following periods (in thousands):

Year	Performance Obligations
Remainder of 2020	$105,155
2021	206,331
2022	115,870
Thereafter	20,748
Total	$448,104

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at June 30, 2020 and December 31, 2019 is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Contract assets	$77,860	$52,128
Contract liabilities(1), (2), (3)	(26,973)	(26,271)
Contracts in progress, net	$50,887	$25,857

(1)

The increase in contract liabilities compared to December 31, 2019, was primarily due to advance payments on two projects in our Shipyard Division, offset partially by the unwind of advance payments on a project in our Shipyard Division and two projects in our Fabrication & Services Division.

(2)

Revenue recognized during the three months ended June 30, 2020 and 2019, related to amounts included in our contract liabilities balance at March 31, 2020 and 2019, was $5.1 million and $7.6 million, respectively. Revenue recognized during the six months ended June 30, 2020 and 2019, related to amounts included in our contract liabilities balance at December 31, 2019 and 2018, was $19.0 million and $13.9 million, respectively.

(3)

Contract liabilities at June 30, 2020 and December 31, 2019, includes accrued contract losses of $3.2 million and $6.4 million, respectively. See "Project Changes in Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for the three and six months ended June 30, 2020 and 2019, and our allowance for doubtful accounts at June 30, 2020 and December 31, 2019, were not significant.

Variable Consideration

For the three and six months ended June 30, 2020 and 2019, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at June 30, 2020 and December 31, 2019, certain projects reflected a reduction to our estimated contract price for liquidated damages of $11.6 million and $12.9 million, respectively, of which $11.2 million was recorded during 2017.  The decrease from December 31, 2019 was due to projects completed during the six months ended June 30, 2020.

Changes in Project Estimates

Changes in Estimates for 2020 - For the three and six months ended June 30, 2020, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $0.6 million and $1.8 million, respectively, and positively impacted operating results for our Fabrication & Services Division by $1.0 million and $1.9 million, respectively.  The changes in estimates were associated with the following:

Shipyard Division

•

Harbor Tug Projects – Negative impact from increased forecast costs of $0.6 million for both the three and six months ended June 30, 2020 for our final two harbor tug projects in our Jennings Yard, primarily associated with increased craft labor and subcontracted services costs and extension of schedule.  The increases were primarily due to lower than anticipated craft labor productivity and progress on the projects, resulting from the wind down of the Jennings Yard in connection with its anticipated closure in the fourth quarter 2020 and the impacts of COVID-19 primarily associated with social distancing measures. The revised forecast incorporates actual results realized from completion of the eighth vessel in the second quarter 2020 and progress achieved on the last two vessels.  At June 30, 2020, the ninth and tenth vessels were approximately 93% and 80% complete, respectively, and are forecast to be completed in the third and fourth quarters of 2020, respectively.  The projects were in a loss position at June 30, 2020 and our reserve for estimated losses was $0.6 million.  If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates or our schedules are further extended, the projects would experience further losses.

•

Forty-Vehicle Ferry Projects – Negative impact from increased forecast costs and forecast liquidated damages of $1.2 million for the six months ended June 30, 2020 for our two, forty-vehicle ferry projects, primarily associated with increased craft labor and material costs and extensions of schedule.  The increases occurred in the first quarter 2020 and were primarily due to anticipated construction rework for the first vessel, including reconstruction of previously completed portions of the vessel, resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels.  The previous construction activities were performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020 as discussed further in Note 7.  At June 30, 2020, the first and second vessels were approximately 60% and 62% complete, respectively, and are forecast to be completed in the first quarter 2021 and fourth quarter 2020, respectively.  The projects were in a loss position at June 30, 2020 and our reserve for estimated losses was $2.5 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.

Fabrication & Services Division

•

Jacket and Deck Project – Positive impact from increased contract price of $0.5 million for both the three and six months ended June 30, 2020 for our jacket and deck project, primarily associated with project incentives earned during the second quarter 2020.  At June 30, 2020, the project was approximately 94% complete and is forecast to be completed in the third quarter 2020.  The project was in a loss position at June 30, 2020 and our reserve for estimated losses was $0.1 million.

•

Paddlewheel Riverboat and Subsea Components Projects – Positive impact from reduced forecast costs and increased contract price of $0.5 million and $1.4 million for the three and six months ended June 30, 2020, respectively, for our paddlewheel riverboat and subsea components projects, primarily associated with reduced craft labor and subcontracted services costs and approved change orders. The benefits were primarily due to better than anticipated labor productivity and favorable resolution of change orders with the customers and subcontractors. At June 30, 2020, both projects were complete.

Changes in Estimates for 2019 - For the three and six months ended June 30, 2019, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.3 million and $2.0 million, respectively. The changes in estimates were associated with the following.

•

Harbor Tug Projects – Negative impact from increased forecast costs of $1.4 million and $1.2 million for the three and six months ended June 30, 2019, respectively, for our harbor tug projects in our Jennings Yard, primarily associated with increased craft labor costs and extensions of schedule. The increases were primarily due to lower than anticipated craft labor productivity and progress on the projects, resulting from limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor. The projects were in a loss position at June 30, 2019 and our reserve for estimated losses on the projects was $1.6 million.

•

Ice-breaker Tug Project – Negative impact from increased forecast costs of $0.9 million and $0.8 million for the three and six months ended June 30, 2019, respectively, for our ice-breaker tug project, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule.  The increases were primarily due to construction rework and disruption and lower than anticipated craft labor productivity and progress on the project, resulting from the impact of incomplete and deficient subcontracted production engineering. The project was in a loss position at June 30, 2019 and our reserve for estimated losses on the project was $0.1 million. At June 30, 2020, the project was complete.

Other Project Matters

Project Tariffs - Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

Other – At December 31, 2019, other noncurrent assets on our Balance Sheet included $3.0 million of retention for a previously completed project in our Fabrication & Services Division for the fabrication of petrochemical modules. The retention was classified as noncurrent as it was not billable to the customer until the second quarter 2020 upon expiration of the contractual warranty period. Further, in the first quarter 2020, the customer entered into a restructuring through a prepackaged Chapter 11 bankruptcy process, which created uncertainty with respect to the timing of collection of the retention once billed.  During the second quarter 2020, the customer emerged from bankruptcy, and the retention was billed and paid by the customer prior to June 30, 2020.

3. ASSETS HELD FOR SALE

Our assets held for sale at June 30, 2020, primarily consisted of three 660-ton crawler cranes and a deck barge.  A summary of our assets held for sale at June 30, 2020 and December 31, 2019, is as follows (in thousands):

	June 30,	December 31,
Assets Held for Sale	2020	2019
Machinery and equipment	$15,363	$17,618
Accumulated depreciation	(7,256)	(8,612)
Total	$8,107	$9,006

During the six months ended June 30, 2020 and 2019, we received proceeds of $1.1 million and $0.4 million, respectively, related to the sale of assets that were held for sale. We recognized no gain or loss during the six months ended June 30, 2020, and during the six months ended June 30, 2019, we recognized a gain of $0.4 million on the sale of assets held for sale and recorded impairments of $0.3 million related to other assets that were held for sale. During the three months ended June 30, 2020 and 2019, we received no proceeds from the sales of assets and recognized no gain or loss.

4. CREDIT FACILITIES AND DEBT

Credit Agreement

We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit. On February 28, 2020, we amended our Credit Agreement to amend certain financial covenants, and on August 3, 2020, we further amended our Credit Agreement to, among other things, extend its maturity date from June 9, 2021 to June 30, 2022. Our quarterly financial covenants at June 30, 2020, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.25% at June 30, 2020) or LIBOR (0.18% at June 30, 2020) plus 2.0% per annum; provided, that in connection with the most recent amendment to the Credit Agreement, LIBOR shall not be less than 1.0%. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets with a negative pledge on our real property.

At June 30, 2020, we had no outstanding borrowings under our Credit Agreement and $9.8 million of outstanding letters of credit to support our projects, providing $30.2 million of available capacity. At June 30, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $154.1 million as defined by the Credit Agreement; total cash, cash equivalents and short-term investments of $69.2 million; a ratio of current assets to current liabilities of 1.76:1.00; and a ratio of funded debt to tangible net worth of 0.13:1.00.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”), which is sponsored by the Small Business Administration (“SBA”), and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the “Permissible Expenses”).  The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.  The most significant of the conditions are:

•

Only amounts expended for Permissible Expenses during the eight-week or 24-week period, as elected by us, following April 17, 2020 (the “Covered Period”) are eligible for loan forgiveness. We have elected an eight-week Covered Period;

•

Of the total amount of Permissible Expenses for which forgiveness can be granted, at least 60% must be for payroll costs, or a proportionate reduction of the maximum loan forgiveness amount will occur; and

•

If employee headcount is reduced, or employee compensation is reduced by more than 25%, during the Covered Period, a further reduction of the maximum loan forgiveness amount will occur, subject to certain safe harbors added by the Flexibility Act.

In order to obtain forgiveness of the PPP Loan, in whole or in part, we must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines.  During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 94% was related to payroll costs.  As of the date of this Report, neither Whitney Bank, nor the SBA, are accepting loan forgiveness applications. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Further, the PPP Loan and our loan forgiveness application will be subject to review and potential audit by the SBA.  Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at June 30, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is submitted to, and approved by, the SBA and we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

We received a consent from Whitney Bank that allows the PPP Loan to be included as permitted debt under our debt covenants in our Credit Agreement (discussed above) subject to, among other things, compliance with the CARES Act, as amended by the Flexibility Act, and use of the PPP Loan proceeds only for Permissible Expenses and in a manner intended to maximize our entitlement to forgiveness of the PPP Loan.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At June 30, 2020, we had $371.8 million of outstanding surety bonds.

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

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We have filed a response to the counterclaim denying all of the customer’s claims.  The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court.  The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 5, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending, but has been stayed as a result of the customer’s Chapter 11 bankruptcy case discussed below.  Discovery in connection with the lawsuit has also been stayed as a result of the customer’s Chapter 11 bankruptcy case.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and on June 19, 2020 the bankruptcy court confirmed the prepackaged Chapter 11 plan of reorganization; however, the plan of reorganization is not effective as of the date of this Report.  On June 3, 2020, the customer filed an adversary proceeding in connection with its bankruptcy case, again seeking possession of the vessels.  In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in State Court where our lawsuit against the customer is currently pending.  The motion to dismiss is currently pending before the bankruptcy court.  We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At June 30, 2020 and December 31, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts.

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

6. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common shareholders	$(5,537)	$(5,248)	$368	$(8,290)
Weighted-average shares(1)	15,301	15,236	15,288	15,194
Basic and diluted income (loss) per common share	$(0.36)	$(0.34)	$0.02	$(0.55)

__________________

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

Shipyard Division - Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our facilities in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which was previously forecast to occur in the third quarter 2020 and is now forecast to occur in the fourth quarter 2020.

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

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30, 2020
	Shipyard	F&S	Corporate	Consolidated
Revenue	$33,888	$26,606	$(520)	$59,974
Gross loss	(1,231)	(472)	—	(1,703)
Operating loss	(1,724)	(1,394)	(2,308)	(5,426)
Depreciation and amortization expense	802	1,188	77	2,067
Capital expenditures	4,299	1,143	179	5,621
Total assets	116,541	73,342	72,671	262,554

	Six Months Ended June 30, 2020
	Shipyard	F&S	Corporate	Consolidated
Revenue	$79,447	$60,049	$(967)	$138,529
Gross profit (loss)	(2,455)	498	—	(1,957)
Operating income (loss)	(3,623)	8,771	(4,638)	510
Depreciation and amortization expense	1,589	2,546	152	4,287
Capital expenditures	5,742	1,824	179	7,745
Total assets	116,541	73,342	72,671	262,554

	Three Months Ended June 30, 2019
	Shipyard(1)	F&S(1)	Corporate	Consolidated
Revenue	$40,053	$40,653	$(250)	$80,456
Gross profit (loss)	(2,912)	1,460	(146)	(1,598)
Operating profit (loss)	(3,564)	517	(2,337)	(5,384)
Depreciation and amortization expense	1,047	1,254	121	2,422
Capital expenditures	712	397	—	1,109
Total assets	106,851	90,011	80,729	277,591

	Six Months Ended June 30, 2019
	Shipyard(1)	F&S(1)	Corporate	Consolidated
Revenue	$77,464	$71,246	$(649)	$148,061
Gross profit (loss)	(3,192)	2,429	(282)	(1,045)
Operating profit (loss)	(4,468)	266	(4,464)	(8,666)
Depreciation and amortization expense	2,156	2,595	223	4,974
Capital expenditures	734	625	—	1,359
Total assets	106,851	90,011	80,729	277,591

__________________

(1)

Revenue of $2.5 million and $3.3 million for the three and six months ended June 30, 2019 associated with our two, forty-vehicle ferry projects was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).

8. SUBSEQUENT EVENTS

On August 3, 2020, we amended our Credit Agreement.  See Note 4 for further discussion of our amendment.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the duration and scope of, and uncertainties associated with, the COVID-19 pandemic and the corresponding weakened demand for, and volatility of prices of, oil and the impact thereof on our business and the global economy, which are evolving and beyond our control, the potential forgiveness of any portion of the PPP Loan, our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments, our ability to improve project execution, the cyclical nature of the oil and gas industry, competition, consolidation of our customers, timing and award of new contracts, reliance on significant customers, financial ability and credit worthiness of our customers, nature of our contract terms, competitive pricing and cost overruns on our projects, adjustments to previously reported profits or losses under the percentage-of-completion method, weather conditions, changes in backlog estimates, suspension or termination of projects, our ability to raise additional capital, our ability to amend or obtain new debt financing or credit facilities on favorable terms, our ability to remain in compliance with our covenants contained in our Credit Agreement, our ability to generate sufficient cash flow, our ability to sell certain assets, any future asset impairments, utilization of facilities or closure or consolidation of facilities, customer or subcontractor disputes, our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs, operating dangers and limits on insurance coverage, barriers to entry into new lines of business, our ability to employ skilled workers, loss of key personnel, performance of subcontractors and dependence on suppliers, changes in trade policies of the U.S. and other countries, compliance with regulatory and environmental laws, lack of navigability of canals and rivers, shutdowns of the U.S. government, systems and information technology interruption or failure and data security breaches, performance of partners in any future joint ventures and other strategic alliances, shareholder activism, focus on environmental, social and governance factors by institutional investors and other factors described in Item 1A "Risk Factors" in our 2019 Annual Report as updated in Item 1A “Risk Factors” in this Report and as may be further updated by subsequent filings with the SEC.

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

Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which was previously forecast to occur in the third quarter 2020 and is now forecast to occur in the fourth quarter 2020.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

Since 2014, the price of oil has been at depressed levels, resulting in a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant underutilization of our operating facilities and losses on certain projects.

During the first quarter 2020, oil prices declined even further to historical lows due to a decline in demand for oil resulting in part from an unprecedented global health crisis caused by the coronavirus (“COVID-19”). COVID-19 is a widespread public health crisis that continues to adversely affect economies and financial markets globally.  In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19.  National, state and local authorities recommended social distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Although authorities in some areas of the U.S. began to relax these quarantine and isolation measures, a recent resurgence of COVID-19 infections in many regions of the country, including areas where we have our headquarters and operating facilities, has in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures.  These measures, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession is unclear at this time. The longer-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in the prices of oil.

During the second quarter 2020, oil prices rebounded from historical lows, but they remain low relative to oil prices prior to the COVID-19 pandemic and continue to experience significant volatility. The further decline and resulting volatility in oil prices due to the COVID-19 pandemic has created significant uncertainty for our oil and gas related customer base. The business and financial impacts of these challenging conditions cannot be reasonably estimated at this time, but may include, among other things, unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, lack of performance by subcontractors and suppliers, and contract disputes, including claims. Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been delayed or suspended.

Given that we operate in a critical infrastructure industry as defined by the U.S. Department of Homeland Security, we have continued to operate our facilities. However, we are being impacted by COVID-19 mitigation measures put in place to ensure the safety and well-being of our employees and contractors (as discussed further below) and by increased employee and contractor absenteeism, which impacts our productivity, project schedules and utilization. COVID-19 mitigation measures associated with social distancing and employee absenteeism has impacted our harbor tug projects during the second quarter 2020 as discussed further in Note 2 of our Financial Statements in Item 1.  While we are experiencing similar impacts on other projects in backlog (including our five towing, salvage and rescue ship projects and two, forty-vehicle ferry projects), we do not currently believe such impacts to project schedules and costs have been material due to the longer-term duration of the projects and available work scopes which are less impacted by social distancing. In addition to the aforementioned, we are being impacted by the effects of the COVID-19 pandemic on our suppliers, subcontractors and customers.  Certain deliverables from third-party engineering firms supporting our Shipyard Division projects (including our five towing, salvage and rescue ship projects and seventy-vehicle ferry project) have been delayed as a result of the COVID-19 pandemic, which is requiring us to re-sequence construction activities on our projects and may ultimately result in schedule extensions and/or require us to perform construction activities on a concurrent basis which is less efficient.  We are unable to estimate the potential impacts on our productivity, schedules and costs on our projects over the longer-term if such mitigation measures, employee and contractor absenteeism and engineering delays continue as a result of the COVID-19 pandemic. See Item 1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets.

We continue to address these operational, market and economic challenges through a strategy focused on the following initiatives to:

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

See below for further discussion of these initiatives.

Progress on our Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have initiated measures that include, among other things, ongoing communications with our leadership teams to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing employees to work from home where appropriate) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities, implemented employee and visitor wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and initiated protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19. In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.  We estimate that the incremental direct costs of work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19 was approximately $0.2 million for the three and six months ended June 30, 2020.

•

Pursuit of force majeure – We are giving appropriate notices to our customers and making the appropriate claims for extensions of schedule for our projects which have been impacted by the COVID-19 pandemic.

•

Loan agreement – In April 2020, we entered into a loan agreement for proceeds of $10.0 million (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds have been used for payroll costs, benefits, rent and utilities, of which approximately 94% has been used for payroll costs. See “Liquidity and Capital Resources” below and Note 8 of our Financial Statements within Item 1 for further discussion of the PPP Loan.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity. At June 30, 2020 our cash and short-term investments totaled $69.2 million and availability under our Credit Agreement totaled $30.2 million. Our liquidity reflects our cost reduction initiatives (including further reducing the compensation of our executive officers and directors and reducing the size of our board), the sale of underutilized assets and facilities and an ongoing focus on project cash flow management. In addition to our cash and short-term investments, at June 30, 2020, our assets held for sale totaled $8.1 million.  Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of the COVID-19 pandemic.  It also provided us important additional liquidity as we experience significant monthly fluctuations in our working capital and a strong balance sheet is required to execute our backlog and compete for new project awards.

Efforts to improve our resource utilization and centralize our key project resources – We are improving our resource utilization and centralizing our key project resources through the rationalization and integration of our facilities and operations.

•

Closure of Jennings Yard – We intend to close the Jennings Yard upon completion of our harbor tug projects, which was previously forecast to occur in the third quarter 2020 and is now forecast to occur in the fourth quarter 2020.  The closure will consolidate our new build marine vessel construction activities in our Houma Yards, enabling us to maximize the utilization of our resources (including reducing our overhead costs), combine our management and supervision talent in a single location, and improve our project execution.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

•

Combination of our Fabrication Division and Services Division and Realignment of Projects – As discussed above, in the first quarter 2020, we combined our Fabrication and Services Divisions to form an integrated new division called Fabrication & Services.  The integration will enable us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing our overhead costs) and improve project execution. In addition, as discussed above, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division.

Efforts to improve our competitiveness and project execution – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Such actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program to incorporate experiences gained from previous projects into current and future projects, and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a more disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience into the bidding and execution of future projects.

Efforts to reduce our reliance on the offshore oil and gas sector – We are pursuing several initiatives to reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector.

•

Fabrication of onshore modules, piping systems and structures - We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial fabrication facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures remains high; however, our pursuit of large project opportunities has been impacted by the timing and delay of certain opportunities due in part to the COVID-19 pandemic, volatile oil prices and on-going competitive market environment. We continue to believe that our strategic location in Houma, Louisiana and past track record of quality and on-time completion of onshore modules, position us well to compete in the onshore fabrication market; however, we do not expect large project opportunities to be awarded by customers until late 2020 or during 2021. This timing may be impacted by ongoing uncertainty created by the decrease in, and volatility of, oil prices and the COVID-19 pandemic. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance our resources as discussed above.

•

Fabrication of newbuild marine vessels for the government and other non-oil and gas related customers - We continue to pursue newbuild marine vessel opportunities for customers unrelated to the offshore oil and gas sector.  During the first quarter 2020, the U.S. Navy exercised its options for the construction of two additional towing, salvage and rescue ships, and continues to have options for three additional vessels. At June 30, 2020, over 95% of the backlog within our Shipyard Division was attributable to government and other customers unrelated to the offshore oil and gas sector, including the construction of three research vessels, five towing, salvage and rescue ships and three vehicle ferries.  We are also making capital improvements to our facilities, primarily erection sites and warehouse storage, to support current and potential future projects for the U.S. Navy.

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

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our employees and contractors, which has been further challenged due to the COVID-19 pandemic. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•	Oil and gas prices and the level of volatility in such prices;
•	The COVID-19 pandemic, for which the business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities and offshore wind developments;

•	The level of new build marine vessel activity within, and outside of, the oil and gas sector;
•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion;
•	Our ability to hire, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division;
•	The successful closure of our Jennings Yard; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs (see Note 5 of our Financial Statements in Item 1 and “Legal Proceedings” in Item 3 for further discussion of the dispute).

In addition, in the near-term: (i) the utilization of our Shipyard Division will be adversely affected by temporary delays in construction activities for our three research vessel projects until engineering achieves further completion and will be impacted by disruptions caused by the closure of our Jennings Yard, (ii) the utilization of our newly integrated Fabrication & Services Division will be impacted by the delay in timing of new project awards and suspension of work on certain projects in backlog and (iii) the utilization of both divisions will be impacted by inefficiencies associated with COVID-19 related health and safety mitigation measures and employee absenteeism. Our near-term results may also be adversely affected by costs associated with investments in key personnel and process improvement efforts to support our aforementioned initiatives. In addition, our gross profit for both divisions will be impacted in the near-term as certain projects within our backlog are in a loss position and a majority of our remaining backlog is at, or near, break-even gross profit.  Specifically, due to previous project awards bid at competitive pricing (including the option exercises by our customer in the first quarter 2020 for two additional towing, salvage and rescue ships) and project charges in 2019, approximately 5% of our backlog is in a loss position (excluding our MPSV projects), 75% of our backlog is at, or near, break-even, and our remaining backlog is at a low gross profit margin.   Accordingly, this backlog will result in future revenue with low or no gross profit; however, we continue to focus on improvements to our personnel, processes and procedures to improve project gross profit.  See Item 1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 included in our 2019 Annual Report. There have been no changes to our critical accounting policies since December 31, 2019.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at June 30, 2020, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Division	2020	2019	2020	2019
Shipyard	$1,666	$199,306	$130,585	$202,101
Fabrication & Services	27,962	22,881	40,609	65,910
Total New Awards	$29,628	$222,187	$171,194	$268,011

A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 1) to our reported backlog is provided below (in thousands).

	June 30, 2020
	Shipyard	F&S	Consolidated
Remaining performance obligations under Topic 606	$417,557	$30,547	$448,104
Contracts under purported termination(1)	21,888	—	21,888
Total Backlog(2)	$439,445	$30,547	$469,992

Backlog by Division at June 30, 2020 and December 31, 2019, is as follows (in thousands):

	June 30, 2020		December 31, 2019(3)
Division	Amount	Labor Hours	Amount	Labor Hours
Shipyard	$439,445	2,906	$387,340	2,645
Fabrication & Services	30,547	347	49,986	492
Total Backlog(2)	$469,992	3,253	$437,326	3,137

Backlog at June 30, 2020 is expected to be recognized as revenue in the following periods (in thousands):

Year(4)	Total
Remainder of 2020	$105,155
2021	206,331
2022	115,870
Thereafter	20,748
Future performance obligations under Topic 606	448,104
Contracts under purported termination(1)	21,888
Backlog(2)	$469,992

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

(2)

At June 30, 2020, eleven customers represented approximately 98% of our backlog and at December 31, 2019, eleven customers represented approximately 96% of our backlog. At June 30, 2020, backlog from the eleven customers consisted of:

(i)

Construction of one harbor tug within our Shipyard Division. The fourth of five vessels was completed in the first quarter 2020. We estimate completion of the remaining vessel in the third quarter 2020;

(ii)

Construction of one harbor tug within our Shipyard Division (separate from above). The fourth of five vessels was completed in the second quarter 2020. We estimate completion of the remaining vessel in the fourth quarter 2020;

(iii)	Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023;
(iv)

Construction of five towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2021, 2022 and 2023. Our customer has options for the construction of three additional vessels;

(v)	Construction of two, forty-vehicle ferries within our Shipyard Division. We estimate completion of the vessels in the fourth quarter 2020 and in 2021;
(vi)	Fabrication of an offshore jacket and deck (destined for Trinidad) within our Fabrication & Services Division. We estimate completion of the project in the third quarter 2020;
(vii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2021;
(viii)	Fabrication of modules for an offshore facility within our Fabrication & Services Division. We estimate completion of the project in 2021;
(ix)

Material supply for an offshore jacket and deck within our Fabrication & Services Division.  In April 2020, our customer suspended the project until further notice.  We received a partial release to recommence work in May 2020;

(x)	Fabrication of mooring and breasting dolphins within our Fabrication & Services Division. We estimate completion of the project in 2021; and
(xi)	Construction of two MPSV’s within our Shipyard Division. See footnote (1) above for further discussion.
(3)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, backlog as of December 31, 2019 for our former Fabrication and Services Divisions has been combined to conform to the presentation of our reportable segments for 2020. In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, $13.4 million of backlog and 0.1 million labor hours associated with these projects as of December 31, 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019 (in thousands in each table, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$29,628	$222,187	$(192,559)	(86.7)%

Revenue	$59,974	$80,456	$(20,482)	(25.5)%
Cost of revenue	61,677	82,054	20,377	24.8%
Gross loss	(1,703)	(1,598)	(105)	(6.6)%
Gross loss percentage	-2.8%	-2.0%
General and administrative expense	3,722	3,987	265	6.6%
Other (income) expense, net	1	(201)	(202)	nm
Operating loss	(5,426)	(5,384)	(42)	nm
Interest (expense) income, net	(89)	126	(215)	(170.6)%
Loss before income taxes	(5,515)	(5,258)	(257)	nm
Income tax (expense) benefit	(22)	10	(32)	nm
Net loss	$(5,537)	$(5,248)	$(289)

References below to 2020 and 2019 refer to the three months ended June 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $29.6 million and $222.2 million, respectively.  Significant new project awards for 2020 include a mooring and breasting dolphins project and additional scopes of work for our offshore jacket and deck project within our Fabrication & Services Division.  Significant new project awards for 2019 included:

•	The exercise of options by the U.S. Navy for the construction of a second and third towing, salvage and rescue ship within our Shipyard Division, and
•	The exercise of an option by Oregon State University for a third research vessel within our Shipyard Division.

Revenue - Revenue for 2020 and 2019 was $60.0 million and $80.5 million, respectively, representing a decrease of 25.5%. The decrease was primarily due to:

Decreased revenue for our Shipyard Division of $6.2 million, primarily attributable to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction, and
•

Lower revenue for our research vessel projects due to construction delays associated with the previously disclosed temporary suspension of construction activities on the projects until engineering achieves further completion, offset partially by,

•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment.

Decreased revenue for our Fabrication & Services Division of $14.0 million, primarily attributable to:

•	Our paddlewheel river boat project that was completed during the first quarter 2020, and
•	Lower offshore and onshore services activity, offset partially by,
•	Higher revenue for our offshore jacket and deck project.

Gross loss - Gross loss for 2020 and 2019 was $1.7 million (2.8% of revenue) and $1.6 million (2.0% of revenue), respectively. Gross loss for 2020 was primarily due to:

•	A low margin backlog for our Shipyard Division and low revenue volume for our Fabrication & Services Division,
•

The partial under recovery of overhead costs, primarily associated with the underutilization of our facilities within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division, including costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs,
•	Project charges of $0.6 million for our Shipyard Division, and
•	Incremental direct costs of $0.2 million associated with work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19, offset partially by,
•	Project improvements of $1.0 million for our Fabrication & Services Division.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	Lower revenue volume and reduced recoveries of overhead costs for our Fabrication & Services Division,
•	A lower margin mix relative to 2019, and
•	The aforementioned project charges of $0.6 million for 2020 for our Shipyard Division, offset partially by,
•	Project charges of $2.3 million for 2019 for our Shipyard Division, and
•	The aforementioned project improvements of $1.0 million for 2020 for our Fabrication & Services Division.

See “Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense - General and administrative expense for 2020 and 2019 was $3.7 million (6.2% of revenue) and $4.0 million (5.0% of revenue), respectively, representing a decrease of 6.6%. The decrease was primarily due to:

•	Cost reduction initiatives including combining our former Fabrication and Services Divisions, and
•	Lower legal and advisory fees related primarily to customer disputes, offset partially by,
•	Higher incentive plan costs (due primarily to the second quarter 2019 reflecting a benefit from the partial reversal of incentive plan costs accrued in the first quarter 2019).

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.2 million and $0.4 million for 2020 and 2019, respectively, and are reflected within our Corporate Segment. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Other (income) expense, net - Other (income) expense, net for 2019 was income of $0.2 million. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. The income for 2019 was primarily related to net gains on the sales of equipment.

Interest (expense) income, net - Interest (expense) income, net for 2020 and 2019 was expense of $0.1 million and income of $0.1 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our Credit Agreement, and interest amortization associated with our long-term lease liability. The expense for 2020 relative to income for 2019 was primarily due to interest on our PPP Loan and lower interest rates and lower average cash and short-term investment balances for the 2020 period.

Income tax (expense) benefit - Income tax (expense) benefit for 2020 was expense of $22,000 and a benefit of $10,000, respectively. Income tax (expense) benefit for both periods represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Segments

Shipyard Division(1)	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$1,666	$199,306	$(197,640)	(99.2)%

Revenue	$33,888	$40,053	$(6,165)	(15.4)%
Gross loss	(1,231)	(2,912)	1,681	57.7%
Gross loss percentage	-3.6%	-7.3%
General and administrative expense	493	590	97	16.4%
Other (income) expense, net	—	62	62	nm
Operating loss	(1,724)	(3,564)	1,840	51.6%

(1)

In the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $2.5 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $1.7 million and $199.3 million, respectively.  Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for the construction of a second and third towing, salvage and rescue ship, and
•	The exercise of an option by Oregon State University for a third research vessel.

Revenue – Revenue for 2020 and 2019 was $33.9 million and $40.1 million, respectively, representing a decrease of 15.4%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•

Lower revenue for our research vessel projects due to construction delays associated with the previously disclosed temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020, offset partially by,
•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with procurement progress on engineered equipment.

Gross loss – Gross loss for 2020 and 2019 was $1.2 million (3.6% of revenue) and $2.9 million (7.3% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

A low margin backlog as 85% of our Shipyard Division’s backlog is at, or near, break-even or is in a loss position, and the remainder is at a low gross profit margin, and accordingly, results in revenue with low or no gross profit,

•	The partial under recovery of overhead costs primarily due to the aforementioned construction delays for our three research vessel projects, and
•	Project charges of $0.6 million related to forecast cost increases on our final two harbor tug projects.

The decrease in gross loss for 2020 relative to 2019 was primarily due to:

•	Project charges of $2.3 million for 2019 on our harbor tug and ice-breaker tug projects, offset partially by,
•	The aforementioned project charges of $0.6 million for 2020, and
•	A lower margin mix relative to 2019.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $0.5 million (1.5% of revenue) and $0.6 million (1.5% of revenue), respectively, representing a decrease of 16.4%. The decrease was primarily due to our cost reduction initiatives.

Other (income) expense, net – Other (income) expense, net for 2019 was expense of $0.1 million.

Fabrication & Services Division(1)	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$27,962	$22,881	$5,081	22.2%

Revenue	$26,606	$40,653	$(14,047)	(34.6)%
Gross profit (loss)	(472)	1,460	(1,932)	(132.3)%
Gross profit (loss) percentage	-1.8%	3.6%
General and administrative expense	921	1,206	285	23.6%
Other (income) expense, net	1	(263)	(264)	nm
Operating income (loss)	(1,394)	517	(1,911)	nm

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $2.5 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $28.0 million and $22.9 million, respectively.  Significant new project awards for 2020 include a mooring and breasting dolphins project and additional scopes of work for our offshore jacket and deck project.  We had no individually significant awards in 2019.

Revenue – Revenue for 2020 and 2019 was $26.6 million and $40.7 million, respectively, representing a decrease of 34.6%. The decrease was primarily due to:

•	Our paddlewheel river boat and subsea components projects that were completed during the first quarter 2020, and
•	Lower offshore and onshore services activity, offset partially by,
•	Higher revenue for our offshore jacket and deck and material supply projects.

Gross profit (loss) – Gross profit (loss) for 2020 and 2019 was a gross loss of $0.5 million (1.8% of revenue) and gross profit of $1.5 million (3.6% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

Low revenue volume due to low backlog levels and the partial under recovery of overhead costs, including costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, offset partially by,

•	Project improvements of $0.5 million related to project incentives earned on our offshore jacket and deck project, and
•	Project improvements of $0.5 million related to the favorable resolution of change orders for our paddlewheel riverboat and subsea components projects.

The gross loss for 2020 relative to gross profit for 2019 was primarily due to:

•	Lower revenue volume and reduced recoveries of overhead costs, and
•	A lower margin mix relative to 2019, offset partially by,
•	The aforementioned project improvements of $1.0 million for 2020.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense - General and administrative expense for 2020 and 2019 was $0.9 million (3.5% of revenue) and $1.2 million (3.0% of revenue), respectively, representing a decrease of 23.6%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication and Services Divisions.

Other (income) expense, net - Other (income) expense, net for 2019 was income of $0.3 million, primarily related to net gains on the sales of equipment.

Corporate Division	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(520)	$(250)	$(270)	(108.0)%
Gross loss	—	(146)	146	100.0%
Gross loss percentage	n/a	n/a
General and administrative expense	2,308	2,191	(117)	(5.3)%
Operating loss	(2,308)	(2,337)	29	1.2%

Gross loss – Gross loss for 2019 was $0.1 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs are reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $2.3 million (3.0% of consolidated revenue) and $2.2 million (2.7% of consolidated revenue), respectively, representing an increase of 5.3%. The increase was primarily due to:

•

Higher incentive plan costs (due primarily to the second quarter 2019 reflecting a benefit from the partial reversal of incentive plan costs accrued in the first quarter 2019) and higher insurance costs; offset partially by,

•

Lower legal and advisory fees related primarily to customer disputes, reduced professional fees associated with the evaluation of strategic alternatives, and other cost savings including reductions in board size.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.2 million and $0.4 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Comparison of the Six Months Ended June 30, 2020 and 2019 (in thousands for each table, except percentages)

Consolidated	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$171,194	$268,011	$(96,817)	(36.1)%

Revenue	$138,529	$148,061	$(9,532)	(6.44)%
Cost of revenue	140,486	149,106	8,620	5.8%
Gross loss	(1,957)	(1,045)	(912)	(87.3)%
Gross loss percentage	-1.4%	-0.7%
General and administrative expense	7,466	7,821	355	4.5%
Impairments and (gain) loss on assets held for sale	—	(70)	(70)	(100.0)%
Other (income) expense, net	(9,933)	(130)	9,803	nm
Operating income (loss)	510	(8,666)	9,176	nm
Interest (expense) income, net	(36)	388	(424)	(109.3)%
Income (loss) before income taxes	474	(8,278)	8,752	nm
Income tax (expense) benefit	(106)	(12)	(94)	nm
Net income (loss)	$368	$(8,290)	$8,658

References below to 2020 and 2019 refer to the six months ended June 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $171.2 million and $268.0 million, respectively.  Significant new project awards for 2020 include:

•	The exercise of options by the U.S. Navy for the construction of a fourth and fifth towing, salvage and rescue ship within our Shipyard Division, and
•	A mooring and breasting dolphins project and additional scopes of work for our offshore jacket and deck project within our Fabrication & Services Division.

Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for the construction of a second and third towing, salvage and rescue ship within our Shipyard Division,
•	The exercise of an option by Oregon State University for a third research vessel within our Shipyard Division, and
•	An offshore jacket and deck project and subsea components project within our Fabrication & Services Division.

Revenue - Revenue for 2020 and 2019 was $138.5 million and $148.1 million, respectively, representing a decrease of $9.5 million. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $11.2 million, primarily attributable to:

•	Our paddlewheel river boat project that was completed in the first quarter 2020 and lower offshore services activity, offset partially by,
•	Higher revenue for our offshore jacket and deck project.

Increased revenue for our Shipyard Division of $2.0 million, primarily attributable to:

•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, offset partially by,
•	Lower revenue for our harbor tug projects as we had fewer vessels under construction, and
•

Lower revenue for our research vessel projects due to construction delays associated with the previously disclosed temporary suspension of construction activities on the projects until engineering achieves further completion.

Gross loss - Gross loss for 2020 and 2019 was $2.0 million (1.4% of revenue) and $1.0 million (0.7% of revenue), respectively. The gross loss for 2020 was primarily due to:

•	A low margin backlog for our Shipyard Division and low revenue volume for our Fabrication & Services Division,
•

The partial under recovery of overhead costs, primarily associated with the underutilization of our facilities within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division, including costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs,

•	Project charges of $1.8 million for our Shipyard Division, and
•	Incremental direct costs of $0.2 million associated with work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19, offset partially by,
•	Project improvements of $1.9 million for our Fabrication & Services Division.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	Lower revenue volume and reduced recoveries of overhead costs for our Fabrication & Services Division,
•	A lower margin mix relative to 2019, and
•	The aforementioned project charges of $1.8 million for 2020 for our Shipyard Division, offset partially by,
•	Project charges of $2.0 million for 2019 for our Shipyard Division, and
•	The aforementioned project improvements of $1.9 million for 2020 for our Fabrication & Services Division.

See “Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense - General and administrative expense for 2020 and 2019 was $7.5 million (6.2% of revenue) and $7.8 million (5.0% of revenue), respectively, representing a decrease of 4.5%. The decrease was primarily due to:

•	Cost reduction initiatives including combining our former Fabrication and Services Divisions, offset partially by,
•	Higher legal and advisory fees related primarily to customer disputes and higher insurance and incentive plan costs.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.8 million and $0.5 million for 2020 and 2019, respectively, and are reflected within our Corporate Segment. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a gain of $0.1 million. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2020 and 2019 was income of $9.9 million and $0.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. The income for 2020 was primarily due to a gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.  See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute.

Interest (expense) income, net - Interest (expense) income, net for 2020 and 2019, was expense of $36,000 and income $0.4 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our Credit Agreement, and interest amortization associated with our long-term lease liability. The expense for 2020 relative to income for 2019 was primarily due to interest on our PPP Loan and lower interest rates and lower average cash and short-term investment balances for the 2020 period.

Income tax (expense) benefit - Income tax (expense) benefit for 2020 and 2019, was expense of $0.1 million and $12,000, respectively. Our income tax expense for both periods represents state income taxes. No federal income tax expense was recorded for our 2020 income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.  No federal income tax benefit was recorded for our 2019 loss as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Shipyard Division(1)	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$130,585	$202,101	$(71,516)	(35.4)%

Revenue	$79,447	$77,464	$1,983	2.6%
Gross loss	(2,455)	(3,192)	737	23.1%
Gross loss percentage	-3.1%	-4.1%
General and administrative expense	1,068	1,214	146	12.0%
Other (income) expense, net	100	62	(38)	nm
Operating loss	(3,623)	(4,468)	845	18.9%

(1)

In the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $3.3 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (these projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $130.6 million and $202.1 million, respectively.  Significant new project awards for 2020 include the exercise of options by the U.S. Navy for the construction of a fourth and fifth towing, salvage and rescue ship.  Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for the construction of a second and third towing, salvage and rescue ship, and
•	The exercise of an option by Oregon State University for a third research vessel.

Revenue – Revenue for 2020 and 2019 was $79.4 million and $77.5 million, respectively, representing an increase of 2.6%. The increase was primarily due to:

•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with procurement progress on engineered equipment, offset partially by,
•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•

Lower revenue for our research vessel projects due to construction delays associated with the previously disclosed temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020 and towboat projects which were completed in 2019.

Gross loss – Gross loss for 2020 and 2019 was $2.5 million (3.1%of revenue) and $3.2 million (4.1% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

A low margin backlog as 85% of our Shipyard Division’s backlog is at, or near, break-even or is in a loss position and the remainder is at a low gross profit margin, and accordingly, results in revenue with low or no gross profit,

•	The partial under recovery of overhead costs primarily due to the aforementioned construction delays for our three research vessel projects,
•	Project charges of $0.6 million related to forecast cost increases in the second quarter 2020 on our final two harbor tug projects, and
•

Project charges of $1.2 million in the first quarter 2020 related to forecast cost increases and liquidated damages on our two forty-vehicle ferry projects. The impacts were primarily associated with the first vessel related to construction activities performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020.

The decrease in gross loss for 2020 relative to 2019 was primarily due to:

•	Project charges of $2.0 million for 2019 on our harbor tug and ice-breaker tug projects, and
•	Improved recoveries of overhead costs, offset partially by,
•	The aforementioned project charges of $1.8 million for 2020.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $1.1 million (1.3% of revenue) and $1.2 million (3.0% of revenue), respectively, representing a decrease of 12.0%. The decrease was primarily due to our cost reduction initiatives.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was expense of $0.1 million and $0.1 million, respectively.

Fabrication & Services Division(1)	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$40,609	$65,910	$(25,301)	(38.4)%

Revenue	$60,049	$71,246	$(11,197)	(15.7)%
Gross profit	498	2,429	(1,931)	(79.5)%
Gross profit percentage	0.8%	3.4%
General and administrative expense	1,760	2,425	665	27.4%
Impairments and (gain) loss on assets held for sale	—	(70)	(70)	(100.0)%
Other (income) expense, net	(10,033)	(192)	9,841	nm
Operating income	8,771	266	8,505	nm

________________

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $3.3 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020 (the projects had no significant gross profit for 2019).  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $40.6 million and $65.9 million, respectively.  Significant new project awards for 2020 include a mooring and breasting dolphins project and additional scopes of work for our offshore jacket and deck project. Significant new project awards for 2019 include an offshore jacket and deck project and subsea components project.

Revenue – Revenue for 2020 and 2019 was $60.0 million and $71.2 million, respectively, representing a decrease of $11.2 million. The decrease was primarily due to:

•	Our paddlewheel river boat and subsea components projects that were completed in the first quarter 2020, and
•	Lower offshore and onshore services activity, offset partially by,

•	Higher revenue for our offshore jacket and deck and material supply projects.

Gross profit – Gross profit for 2020 and 2019 was $0.5 million (0.8% of revenue) and $2.4 million (3.4% of revenue), respectively. Gross profit for 2020 was primarily impacted by:

•	Project improvements of $0.5 million related to project incentives earned during the second quarter 2020 on our offshore jacket and deck project, and
•

Project improvements of $1.4 million related to cost decreases and the favorable resolution of change orders in both the first and second quarters of 2020 for our paddlewheel riverboat and subsea components projects, offset partially by,

•

Low revenue volume due to low backlog levels and the partial under recovery of overhead costs, including costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs.

The lower gross profit for 2020 relative to 2019 was primarily due to:

•	Lower revenue volume and reduced recoveries of overhead costs, and
•	A lower margin mix relative to 2019, offset partially by,
•	The aforementioned project improvements of $1.9 million for 2020.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts

General and administrative expense - General and administrative expense for 2020 and 2019 was $1.8 million (6.6% of revenue) and $2.4 million (6.0% of revenue), respectively, representing a decrease of 27.4%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication and Services Divisions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a gain of $0.1 million. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net - Other (income) expense, net for 2020 and 2019 was income of 10.0 million and $0.2 million, respectively. The income for 2020 was primarily due to a gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute. The income for 2019 was primarily related to net gains on the sales of equipment.

Corporate Division	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(967)	$(649)	$(318)	(49.0)%
Gross loss	—	(282)	282	100.0%
Gross loss percentage	n/a	n/a
General and administrative expense	4,638	4,182	(456)	(10.9)%
Operating loss	(4,638)	(4,464)	(174)	(3.9)%

Gross loss – Gross loss for 2019 was $0.3 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs are reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $4.6 million (3.3% of consolidated revenue) and $4.2 million (2.8% of consolidated revenue), respectively, representing an increase of 10.9%. The increase was primarily due to:

•	Higher legal and advisory fees related primarily to customer disputes and higher insurance and incentive plan costs; offset partially by,
•	Lower professional fees associated with the evaluation of strategic alternatives and other cost savings including reductions in board size.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.8 million and $0.5 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement. At June 30, 2020, our cash, cash equivalents and short-term investments totaled $69.2 million, and availability under our Credit Agreement was $30.2 million as follows (in thousands):

June 30, 2020
Cash and cash equivalents	$49,184
Short-term investments (1)	19,992
Total cash, cash equivalents and short-term investments	$69,176

Credit Agreement total capacity	$40,000
Outstanding letters of credit	(9,820)
Credit Agreement available capacity	$30,180

_______________

(1)	Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At June 30, 2020, our working capital was $75.1 million and included $69.2 million of cash, cash equivalents and short-term investments, $8.1 million of assets held for sale and $2.1 million of current maturities of long-term debt. Excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt, our working capital at June 30, 2020 was negative $0.1 million, and consisted of net contract assets and contract liabilities (collectively, "Contracts in Progress") of $50.9 million; contracts receivable and retainage of $13.4 million; inventory, prepaid expenses and other current assets of $5.9 million; and accounts payable, accrued expenses and other current liabilities of $70.2 million.  The components of our working capital (excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt) at June 30, 2020 and December 31, 2019, and changes in such amounts during 2020, was as follows (in thousands):

	June 30, 2020	December 31, 2019	Change(3)
Contract assets	$77,860	$52,128	$25,732
Contract liabilities(1)	(26,973)	(26,271)	(702)
Contracts in progress, net(2)	50,887	25,857	25,030
Contracts receivable and retainage, net	13,391	26,095	(12,704)
Prepaid expenses, inventory and other current assets	5,881	6,624	(743)
Accounts payable, accrued expenses and other current liabilities(4)	(70,229)	(71,573)	1,344
Total	$(70)	$(12,997)	$12,927

(1)	Contract liabilities at June 30, 2020 and December 31, 2019, include accrued contract losses of $3.2 million and $6.4 million, respectively.
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

(4)

Accounts payable includes progress accruals associated with engineered equipment manufactured by vendors, and services provided by subcontractors, that are not contractually billable or has not been billed by the vendors and subcontractors. Such accruals totaled $47.0 million and $34.7 million at June 30, 2020 and December 31, 2019, respectively, and result in an increase in percentage of completion on our projects and an increase in our contract assets.

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

Cash Flow Activity

Operating Activities - Cash used in operating activities for the six months ended June 30, 2020 and 2019 was $3.8 million and  $2.9 million, respectively, and was primarily due to the net impacts of the following:

2020 Activity

•	Operating loss excluding depreciation and amortization of $4.3 million and stock-based compensation expense of $0.4 million;
•

Increase in contract assets of $25.7 million related to the timing of billings on projects, primarily due to increased unbilled positions on our research vessel projects and first three towing, salvage and rescue ship projects within our Shipyard Division and our jacket and deck project within our Fabrication & Services Division;

•

Increase in contract liabilities of $0.7 million, primarily due to advance payments on our fourth and fifth towing, salvage and rescue ship projects within our Shipyard Division, offset partially by the unwind of advance payments on our third towing, salvage and rescue ship project, and our offshore jacket and deck project and material supply project within our Fabrication & Services Division;

•

Decrease in contracts receivable and retainage of $12.7 million related to the timing of billings and collections on projects, primarily due to collections on our two, forty-vehicle ferry projects within our Shipyard Division, and our material supply project and various other projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $0.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $0.2 million, primarily due to the wind down of various projects within our Fabrication & Services Division, offset partially by increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our research vessel projects and first three towing, salvage and rescue ship projects within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $2.5 million, primarily due to the collection of long-term retention that was billed and collected during the second quarter 2020.

2019 Activity

•

Operating loss excluding net gains from asset sales of $0.9 million, bad debt expense of $0.1 million, depreciation and amortization of $5.0 million, asset impairments of $0.3 million, and stock-based compensation expense $1.3 million;

•

Increase in contract assets of $21.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our first two research vessel projects within our Shipyard Division and certain projects within our Fabrication & Services Division;

•

Decrease in contract liabilities of $3.0 million, primarily due to the unwind of advance payments on a project within our Fabrication & Services Division, offset partially by an increase in advance payments on two projects within our Shipyard Division;

•	Increase in contracts receivable and retainage of $0.9 million, primarily due to the timing of billings and collections on our projects;
•

Decrease in prepaid expenses, inventory and other assets of $0.2 million, primarily due to a decrease in inventory, offset partially by an increase in prepaid expenses due to the timing of certain prepayments;

•

Increase in accounts payable, accrued expenses and other current liabilities of $25.2 million, primarily due to increased project activity and the timing of payments for our first two research vessel projects and our first towing, salvage and rescue ship project within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $0.5 million.

Investing Activities – Cash used in investing activities for the six months ended June 30, 2020 and 2019 was $6.7 million and $36.6 million, respectively. Cash used in investing activities during 2020 was primarily due to capital expenditures of $7.7 million (primarily related to enhancements to our Shipyard Division facilities to execute our backlog), offset partially by proceeds from the sale of assets held for sale of $1.1 million. Cash used in investing activities during 2019 was primarily due to the net purchase of short-term investments of $36.9 million and capital expenditures of $1.4 million, offset partially by proceeds from the sale of equipment of $1.6 million including assets held for sale.

Financing Activities – Cash provided by financing activities for the six months ended June 30, 2020 was $9.9 million, and cash used in financing activities for the six months ended June 30, 2019 was $0.8 million. Cash provided by financing activities for 2020 was due to our PPP Loan discussed further below.  Cash used in financing activities for 2019 was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities and Debt

Credit Agreement – We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit. On February 28, 2020, we amended our Credit Agreement to amend certain financial covenants, and on August 3, 2020, we further amended our Credit Agreement to, among other things, extend its maturity date from June 9, 2021 to June 30, 2022. Our quarterly financial covenants at June 30, 2020, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.25% at June 30, 2020) or LIBOR (0.18% at June 30, 2020) plus 2.0% per annum; provided, that in connection with the most recent amendment to the Credit Agreement, LIBOR shall not be less than 1.0%. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At June 30, 2020, we had no outstanding borrowings under our Credit Agreement and $9.8 million of outstanding letters of credit to support our projects, providing $30.2 million of available capacity. At June 30, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $154.1 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $69.2 million; a ratio of current assets to current liabilities of 1.76:1.00; and a ratio of funded debt to tangible net worth of 0.13:1.00.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”), which is sponsored by the Small Business Administration (“SBA”), and is part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”). The PPP provides for loans to qualifying businesses, the proceeds of which may only be used for payroll costs, rent, utilities, mortgage interest, and interest on other pre-existing indebtedness (the “Permissible Expenses”).  The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021.  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.  The most significant of the conditions are:

•

Only amounts expended for Permissible Expenses during the eight-week or 24-week period, as elected by us, following April 17, 2020 (the “Covered Period”) are eligible for loan forgiveness. We have elected an eight-week Covered Period;

•

Of the total amount of Permissible Expenses for which forgiveness can be granted, at least 60% must be for payroll costs, or a proportionate reduction of the maximum loan forgiveness amount will occur; and

•

If employee headcount is reduced, or employee compensation is reduced by more than 25%, during the Covered Period, a further reduction of the maximum loan forgiveness amount will occur, subject to certain safe harbors added by the Flexibility Act.

In order to obtain forgiveness of the PPP Loan, in whole or in part, we must request forgiveness and provide satisfactory documentation in accordance with applicable SBA guidelines. During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 94% was related to payroll costs. As of the date of this Report, neither Whitney Bank nor the SBA, are accepting loan forgiveness applications. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Further, the PPP Loan and our loan forgiveness application will be subject to review and potential audit by the SBA.  Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at June 30, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is submitted to, and approved by, the SBA and we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

We received a consent from Whitney Bank that allows the PPP Loan to be included as permitted debt under our debt covenants in our Credit Agreement (discussed above) subject to, among other things, compliance with the CARES Act, as amended by the Flexibility Act, and use of the PPP Loan proceeds only for Permissible Expenses and in a manner intended to maximize our entitlement to forgiveness of the PPP Loan.  See Note 4 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At June 30, 2020, we had $371.8 million of outstanding surety bonds.  Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of underutilized assets and facilities and an improved overall cashflow position on our projects in backlog. In addition, at June 30, 2020, we continue to have $8.1 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of the COVID-19 pandemic.  It also provided us important additional liquidity as we experience significant monthly fluctuations in our working capital and a strong balance sheet is required to execute our backlog and compete for new project awards. During the second quarter 2020, we incurred capital expenditures of $0.5 million associated with retaining hourly craft employees to perform capital improvements to our facilities and drydocks. The primary uses of our liquidity for 2020 and the foreseeable future are to fund:

•

Overhead costs associated with the underutilization of our facilities within our Shipyard Division and Fabrication & Services Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including enhancements to our Shipyard Division facilities to execute our backlog);
•	Accrued contract losses recorded at June 30, 2020;
•	Working capital requirements for our projects (including the unwind of advance payments and potential additional projects for the U.S. Navy if any of the remaining three options are exercised); and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

We anticipate capital expenditures of $5.0 million to $6.0 million for the remainder of 2020, of which approximately $1.5 million represents capital investments required by our contracts for the construction of our five towing, salvage and rescue ships.  The expenditures relate to the construction of vessel erection sites and a warehouse for storage.  While the capital investment is required by the contracts, the assets will benefit our construction operations going forward, including supporting our execution of any further towing, salvage and rescue ships if our customer exercises its options for additional vessels as discussed in “New Awards and Backlog” above. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at June 30, 2020, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2020 and 2021, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by COVID-19 and low and volatile oil prices. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MPSV Termination Letter - On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us.  We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 9, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending, but has been stayed as a result of the customer’s Chapter 11 bankruptcy case discussed below. Discovery in connection with the lawsuit has also been stayed as a result of the customer’s Chapter 11 bankruptcy case.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and on June 19, 2020 the bankruptcy court confirmed the prepackaged Chapter 11 plan of reorganization; however, the plan of reorganization is not effective as of the date of this Report.  On June 3, 2020, the customer filed an adversary proceeding in connection with its bankruptcy case, again seeking possession of the vessels.  In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in State Court where our lawsuit against the customer is currently pending.  The motion to dismiss is currently pending before the bankruptcy court.

See Note 5 of our Financial Statements in Item 1for further discussion of this litigation.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, except as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, which has been updated below. To the extent COVID-19 adversely affects our business, financial condition, results of operation and liquidity, it may also have the effect of heightening many of the other risks described in Item 1A. “Risk Factors” included in our 2019 Annual Report.

The global pandemic caused by COVID-19 and certain developments in the global oil markets have had and may continue to have a negative impact on our operations.

COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19.  National, state and local authorities recommended social distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Although authorities in some areas of the U.S. began to relax these quarantine and isolation measures, a recent resurgence of COVID-19 infections in many regions of the country, including areas where we have our headquarters and operating facilities, has in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures.  These measures, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration. Moreover, governmental and commercial responses to COVID-19 has exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices.  This impact was further exacerbated by a production dispute between Russia and the members of OPEC, particularly Saudi Arabia, and the subsequent actions taken by such countries as a result thereof. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession is unclear at this time. Any such prolonged period of economic slowdown or recession could have a significant adverse effect on our financial condition and financial condition of our customers, subcontractors and other counterparties. The longer-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.

We operate in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we currently continue to operate across our footprint. Notwithstanding our continued operations, the progression of and global response to COVID-19, and related contraction in oil demand, combined with depressed and volatile crude oil prices have had and may continue to have negative impacts on our operations, which include but are not limited to:

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

The extent to which COVID-19 and the related contraction in oil demand and the resulting reduction and volatility in crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  This current level of uncertainty over the economic and operational impacts of COVID-19 and the related contraction in oil demand and the depressed crude oil prices means the related business and financial impacts cannot be reasonably estimated at this time.

Item 5. Other Information.

On August 3, 2020, we entered into our Sixth Amendment to our Credit Agreement.  The Sixth Amendment, among other things, extends the maturity date of our Credit Agreement from June 9, 2021 to June 30, 2022 and provides that LIBOR shall not be less than 1.0%. The Sixth Amendment provides for no other material changes.  See Note 4 of our Financial Statements in Item 1 for further discussion of our amendment.  A copy of the Sixth Amendment is filed with this Report as Exhibit 10.5.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
10.1

Fifth Amendment to Credit Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.

10.2

Promissory Note, dated April 17, 2020, by and between Hancock Whitney Bank and Gulf Island Fabrication, Inc., incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q filed with the SEC on May 7, 2020.

10.3	Form of Retention Bonus Agreement dated March 3, 2020, incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-Q filed with the SEC on May 7, 2020. †
10.4	Amended and Restated Gulf Island Fabrication, Inc. 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020.

10.5	Sixth Amendment to Credit Agreement dated August 3, 2020. *
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*	Filed or furnished herewith.
†	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: August 4, 2020