Form 10-Q
period 2020-09-30
GULF ISLAND FABRICATION INC
filed 2020-11-03
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2020

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 3, 2020, was 15,325,271.

- i -

GULF ISLAND FABRICATION, INC.

I N D E X

- ii -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended September 30, 2020 ("this Report"), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Jennings Yard	Our Shipyard Division's facility located near Jennings, Louisiana.

Lake Charles Yard	Our Shipyard Division's facility located near Lake Charles, Louisiana.

LIBOR	London Inter-Bank Offered Rate.

- ii -

LNG	Liquified Natural Gas.

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

- iii -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,778	$49,703
Short-term investments	19,999	19,918
Contracts receivable and retainage, net	24,436	26,095
Contract assets	72,359	52,128
Prepaid expenses and other assets	2,312	3,948
Inventory	2,517	2,676
Assets held for sale	7,659	9,006
Total current assets	173,060	163,474
Property, plant and equipment, net	72,641	70,484
Other noncurrent assets	16,675	18,819
Total assets	$262,376	$252,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,006	$61,542
Contract liabilities	20,177	26,271
Accrued expenses and other liabilities	9,446	10,031
Long-term debt, current	3,819	—
Total current liabilities	112,448	97,844
Long-term debt, noncurrent	6,181	—
Other noncurrent liabilities	2,324	2,248
Total liabilities	120,953	100,092
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,325 shares issued and outstanding at September 30, 2020 and 15,263 at December 31, 2019	11,189	11,119
Additional paid-in capital	103,761	103,124
Retained earnings	26,473	38,442
Total shareholders’ equity	141,423	152,685
Total liabilities and shareholders’ equity	$262,376	$252,777

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$54,869	$75,802	$193,398	$223,863
Cost of revenue	62,686	78,487	203,172	227,593
Gross loss	(7,817)	(2,685)	(9,774)	(3,730)
General and administrative expense	3,072	3,970	10,538	11,791
Impairments and (gain) loss on assets held for sale	72	324	72	254
Other (income) expense, net	1,278	(51)	(8,655)	(181)
Operating loss	(12,239)	(6,928)	(11,729)	(15,594)
Interest (expense) income, net	(118)	139	(154)	527
Loss before income taxes	(12,357)	(6,789)	(11,883)	(15,067)
Income tax (expense) benefit	20	10	(86)	(2)
Net loss	$(12,337)	$(6,779)	$(11,969)	$(15,069)
Per share data:
Basic and diluted loss per common share	$(0.81)	$(0.44)	$(0.78)	$(0.99)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(3,042)	(3,042)
Vesting of restricted stock	146	(71)	(643)	—	(714)
Stock-based compensation expense	—	56	504	—	560
Balance at March 31, 2019	15,236	11,006	102,104	84,794	197,904
Net loss	—	—	—	(5,248)	(5,248)
Stock-based compensation expense	—	79	707	—	786
Balance at June 30, 2019	15,236	11,085	102,811	79,546	193,442
Net loss	—	—	—	(6,779)	(6,779)
Vesting of restricted stock	27	(8)	(73)	—	(81)
Stock-based compensation expense	—	46	416	—	462
Balance at September 30, 2019	15,263	$11,123	$103,154	$72,767	$187,044

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(65)	—	(73)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	11,121	103,144	44,347	158,612
Net loss	—	—	—	(5,537)	(5,537)
Vesting of restricted stock	19	—	(1)	—	(1)
Stock-based compensation expense	—	34	311	—	345
Balance at June 30, 2020	15,309	11,155	103,454	38,810	153,419
Net loss	—	—	—	(12,337)	(12,337)
Vesting of restricted stock	16	—	—	—	—
Stock-based compensation expense	—	34	307	—	341
Balance at September 30, 2020	15,325	$11,189	$103,761	$26,473	$141,423

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,969)	$(15,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	6,463	7,264
Other amortization, net	48	37
Bad debt expense	—	59
Asset impairments	—	622
(Gain) loss on sale of assets held for sale, net	72	(369)
(Gain) loss on sale of fixed assets and other assets, net	(5)	(565)
Stock-based compensation expense	781	1,808
Changes in operating assets and liabilities:
Contracts receivable and retainage, net	1,659	(7,822)
Contract assets	(20,232)	(20,873)
Prepaid expenses, inventory and other current assets	1,713	1,502
Accounts payable	18,900	29,244
Contract liabilities	(6,094)	(1,164)
Accrued expenses and other current liabilities	(656)	(470)
Noncurrent assets and liabilities, net (including long-term retainage)	2,043	(910)
Net cash used in operating activities	(7,277)	(6,706)
Cash flows from investing activities:
Capital expenditures	(10,191)	(1,990)
Proceeds from sale of property, plant and equipment	1,679	1,598
Purchases of short-term investments	(19,992)	(45,366)
Maturities of short-term investments	20,000	28,761
Net cash used in investing activities	(8,504)	(16,997)
Cash flows from financing activities:
Proceeds from borrowings	10,000	—
Payment of financing cost	(70)	(48)
Tax payments for vested stock withholdings	(74)	(795)
Net cash provided by (used in) financing activities	9,856	(843)
Net decrease in cash and cash equivalents	(5,925)	(24,546)
Cash and cash equivalents, beginning of period	49,703	70,457
Cash and cash equivalents, end of period	$43,778	$45,911

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” "the Company," "we," "us" and "our") is a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. We operate and manage our business through two operating divisions ("Shipyard" and "Fabrication & Services") and one non-operating division ("Corporate"), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana.  See Note 7 for discussion of our realigned reportable segments and discussion of our anticipated closure of the Jennings Yard.

Significant projects in our backlog include the fabrication of modules for an offshore facility and marine docking structures; material supply for an offshore jacket and deck; and construction of two harbor tugs, three regional class research vessels, three vehicle ferries, and five towing, salvage and rescue ships.  Projects completed in recent years include the expansion of a paddlewheel riverboat; fabrication of an offshore jacket and deck, modules for a petrochemical facility, and a meteorological tower and platform for an offshore wind project; and construction of eight harbor tugs, an ice-breaker tug and two towboats. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two technologically-advanced OSVs, two of the largest liftboats servicing the Gulf of Mexico, one of the deepest production jackets in the Gulf of Mexico, and the first single point anchor reservoir hull fabricated in the U.S.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements ("Financial Statements") reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the "SEC").  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Our Consolidated Balance Sheet ("Balance Sheet") at December 31, 2019, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2019 Annual Report.

Liquidity Outlook

In recent years our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant under-utilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity (including further reducing the compensation of our executive officers and directors and reducing the size of our board), reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize key project resources (including the closure of our Jennings Yard and combination of our former Fabrication and Services Divisions), and improve our competitiveness and project execution. See Note 7 for discussion of our realigned reportable segments and discussion of our anticipated closure of the Jennings Yard. These initiatives are ongoing, and while our ability to achieve our goals has been negatively impacted by the coronavirus (“COVID-19”) and volatile oil prices (discussed further below) and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents, short-term investments and availability under our Credit Agreement (defined in Note 4), will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

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

COVID-19 and Volatile Oil Prices - COVID-19 is a widespread public health crisis that continues to adversely affect economies and financial markets globally. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19. National, state and local authorities recommended physical distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter 2020, but a resurgence of COVID-19 cases in mid-July in many regions of the country, including areas where we have our headquarters and operating facilities, in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures. The number of new cases had been decreasing since the most recent spike, and authorities continued to relax certain restrictions during the third quarter 2020. However, recent reports indicate there may be another resurgence in cases currently occurring as of mid-October 2020. The measures taken, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time. The longer-term effectiveness of economic stabilization efforts, including government payments to impacted citizens and industries, is uncertain. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices.  The extent to which COVID-19 and a low and volatile pricing environment for oil may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  The ultimate business and financial impacts of these challenging conditions cannot be reasonably estimated at this time, but have included, or may include, among other things, unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Events and changes in circumstances arising after this Report resulting from the impacts of COVID-19 and volatile oil prices, if any, will be reflected in management’s estimates for future periods.

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

Short-Term Investments - We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2020, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity, and it is not more likely than not that we would be required to sell the investments prior to their maturity.  The investments are stated at amortized cost, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Fixed-Price and Unit-Rate Contracts - Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2020 and 2019.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2020 and December 31, 2019, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For the nine months ended September 30, 2020, other (income) expense also includes a gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.

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

Income taxes - In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for us in the first quarter 2021. We currently do not believe the new standard will have a material effect on our financial position, results of operations or related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue from our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$36,962	$10,464	$(20)	$47,406
T&M(2)	116	5,800	—	5,916
Other	—	1,973	(426)	1,547
Total	$37,078	$18,237	$(446)	$54,869

	Nine Months Ended September 30, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$114,777	$55,874	$(344)	$170,307
T&M(2)	1,748	17,180	—	18,928
Other	—	5,232	(1,069)	4,163
Total	$116,525	$78,286	$(1,413)	$193,398

	Three Months Ended September 30, 2019(3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$42,015	$21,993	$299	$64,307
T&M(2)	1,308	9,442	—	10,750
Other	—	1,246	(501)	745
Total	$43,323	$32,681	$(202)	$75,802

	Nine Months Ended September 30, 2019(3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$115,558	$66,806	$(277)	$182,087
T&M(2)	5,229	30,403	—	35,632
Other	—	6,717	(573)	6,144
Total	$120,787	$103,926	$(850)	$223,863

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.
(3)	See Note 7 for discussion of our realigned operating divisions.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at September 30, 2020 (in thousands):

Segment	Performance Obligations
Shipyard(1)	$381,018
Fabrication & Services	26,161
Total	$407,179

(1)

Amount excludes approximately $21.9 million of remaining performance obligations related to contracts for the construction of two MPSVs that are subject to dispute pursuant to termination notices from our customer. See Note 5 for further discussion of these contracts.

We expect to recognize revenue for our remaining performance obligations at September 30, 2020, in the following periods (in thousands):

Year	Performance Obligations
Remainder of 2020	$46,619
2021	215,161
2022	121,848
Thereafter	23,551
Total	$407,179

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at September 30, 2020 and December 31, 2019 is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Contract assets(1)	$72,359	$52,128
Contract liabilities(1), (2), (3)	(20,177)	(26,271)
Contracts in progress, net	$52,182	$25,857

(1)

The increase in contract assets compared to December 31, 2019, was primarily due to increased unbilled positions for four projects in our Shipyard Division and one project in our Fabrication & Services Division. The decrease in contract liabilities compared to December 31, 2019, was primarily due to the unwind of advance payments on a project in our Shipyard Division and two projects in our Fabrication & Services Division, offset partially by advance payments on two projects in our Shipyard Division.

(2)

Revenue recognized during the three months ended September 30, 2020 and 2019, related to amounts included in our contract liabilities balance at June 30, 2020 and 2019, was $11.4 million and $8.5 million, respectively. Revenue recognized during the nine months ended September 30, 2020 and 2019, related to amounts included in our contract liabilities balance at December 31, 2019 and 2018, was $19.7 million and $14.3 million, respectively.

(3)

Contract liabilities at September 30, 2020 and December 31, 2019, includes accrued contract losses of $5.4 million and $6.4 million, respectively. See "Changes in Project Estimates" below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for the three and nine months ended September 30, 2020 and 2019, and our allowance for doubtful accounts at September 30, 2020 and December 31, 2019, were not significant.

Variable Consideration

For the three and nine months ended September 30, 2020 and 2019, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at September 30, 2020 and December 31, 2019, certain projects reflected a reduction to our estimated contract price for liquidated damages of $11.6 million and $12.9 million, respectively, of which $11.2 million was recorded during 2017.  The decrease from December 31, 2019 was due to projects completed during the nine months ended September 30, 2020.

Changes in Project Estimates

Changes in Estimates for 2020 – For the three and nine months ended September 30, 2020, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $6.7 million and $8.7 million, respectively, and positively impacted operating results for our Fabrication & Services Division by $0.6 million and $2.6 million, respectively.  The changes in estimates were associated with the following:

Shipyard Division

•

Towing, Salvage and Rescue Ship Projects – Negative impact from increased forecast costs of $6.7 million for both the three and nine months ended September 30, 2020 for our five towing, salvage and rescue ship projects, primarily associated with increased craft labor and subcontracted services costs and extensions of schedules.  The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects and higher cost estimates for subcontracted services resulting from the current and forecasted impacts of the COVID-19 pandemic associated primarily with engineering delays, increased employee and contractor absenteeism and turnover, challenges recruiting and hiring craft labor, physical distancing measures, and disruption and inefficiencies related to the aforementioned and the need to re-sequence construction activities. The impacts were also due to additional anticipated craft labor associated with more complex piping activities identified as we achieved further completion of production engineering.  We are submitting a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of the COVID-19 pandemic; however, we can provide no assurances that we will be successful recovering these costs. Our forecasts at September 30, 2020 do not reflect potential future benefits, if any, from the favorable resolution of the request for equitable adjustment. Our forecasts reflect minimal craft labor productivity improvements from the first vessel to each follow-on vessel.  At September 30, 2020, the projects were at varying stages of completion ranging from approximately 5% to 55% and are forecast to be completed at varying dates from 2022 through 2023, subject to the potential schedule impacts referenced above. The first three vessels were in a loss position at September 30, 2020 and our reserve for estimated losses was $3.1 million. The last two vessels were approximately break-even. If future craft labor productivity and subcontractor costs differ from our current estimates, piping activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates or our schedules are further extended, the projects would experience further losses.

•

Harbor Tug Projects – Negative impact from increased forecast costs of $0.6 million for the nine months ended September 30, 2020 for our final two harbor tug projects in our Jennings Yard, primarily associated with increased craft labor and subcontracted services costs and extensions of schedules.  The impacts occurred primarily in the second quarter 2020 and were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from the wind down of the Jennings Yard in connection with its anticipated closure in the fourth quarter 2020 and the impacts of COVID-19 associated primarily with physical distancing measures. The ninth vessel was completed in October 2020.  At September 30, 2020, the final vessel was approximately 90% complete and is forecast to be completed in the fourth quarter 2020.  The project was in a loss position at September 30, 2020 and our reserve for estimated losses was $0.3 million.  If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates or our schedule is further extended, the project would experience further losses.

•

Forty-Vehicle Ferry Projects – Negative impact from increased forecast costs and forecast liquidated damages of $1.3 million for the nine months ended September 30, 2020 for our two, forty-vehicle ferry projects, primarily associated with increased craft labor and material costs and extensions of schedules.  The impacts occurred primarily in the first quarter 2020 and were primarily due to construction rework for the first vessel, including reconstruction of previously completed portions of the vessel, resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels.  The previous construction activities were performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020 as discussed further in Note 7.

During the third quarter 2020, our first vessel was damaged by an overhead crane, which disengaged from its tracks, and landed on the hull that was under construction.  As a result of this damage to the hull, coupled with prior rework on the vessel, and associated concerns regarding the acceptable tolerance levels of the hull, in October 2020 our customer issued a rejection letter indicating that they would not accept a reconstructed hull, and requested the fabrication of a new hull.  Accordingly, we have ceased construction activities on the vessel and are working with the customer to evaluate our options, including remediation actions that could potentially be taken in lieu of fabricating a new hull.  We are also working with our insurer regarding the impacts of the crane incident and the coverage that would apply to any cost increases for remediation actions or the fabrication of a new hull.  Based on our preliminary estimates, we currently believe the incremental forecast costs resulting from the aforementioned may range from $1.0 million to $4.0 million (before consideration of insurance coverage), with such range of cost being highly dependent on the course of action ultimately taken with respect to the hull, which could range from remediation actions to reconstruct the hull to the fabrication of a new hull. Further, the ultimate cost to us will be dependent upon any insurance proceeds we may receive in connection with the crane incident. Due to the uncertainty with respect to the corrective actions that may be taken regarding the hull and any insurance coverage that would apply, we are unable to estimate the amount we will likely incur from the crane incident. Accordingly, at September 30, 2020, we have accrued our deductible of $0.1 million associated with our insurance coverage, representing the minimum amount we will incur for the crane incident. The expense is included in other (income) expense, net on our Statement of Operations.

At September 30, 2020, the second vessel was approximately 75% complete and is forecast to be completed in the first quarter 2021.  The completion status and date of the first vessel is currently uncertain due to the aforementioned crane incident and related customer rejection letter.  The projects were in a loss position at September 30, 2020 and our reserve for estimated losses was $2.0 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.  We would also experience further losses if we were to incur incremental costs on the first vessel associated with the crane incident as discussed above.

Fabrication & Services Division

•

Jacket and Deck Project – Positive impact from reduced forecast costs and increased contract price of $0.6 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, for our jacket and deck project, primarily associated with reduced subcontracted services costs, approved change orders and incentives.  The impacts occurred in the third quarter 2020 and second quarter 2020 and were primarily due to favorable resolution of customer and subcontractor change orders and realization of project incentives.  At September 30, 2020, the project was complete.

•

Paddlewheel Riverboat and Subsea Components Projects – Positive impact from reduced forecast costs and increased contract price of $1.5 million for the nine months ended September 30, 2020, for our paddlewheel riverboat and subsea components projects, primarily associated with reduced craft labor and subcontracted services costs and approved change orders. The impacts occurred primarily in the first six months of 2020 and were primarily due to better than anticipated labor productivity and favorable resolution of customer and subcontractor change orders. At September 30, 2020, both projects were complete.

Changes in Estimates for 2019 – For the three and nine months ended September 30, 2019, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.4 million and $4.4 million, respectively, and negatively impacted operating results for our Fabrication & Services Division by $1.5 million and $1.4 million, respectively. The changes in estimates were associated with the following.

Shipyard Division

•

Harbor Tug Projects – Negative impact from increased forecast costs and forecast liquidated damages of $1.9 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, for our harbor tug projects in our Jennings Yard, primarily associated with increased craft labor, subcontracted services costs and extensions of schedule. The impacts for the third quarter 2019 were primarily due to the need to supplement and re-perform work for an under-performing paint subcontractor, higher cost estimates from our electrical and instrumentation subcontractor, and our inability to achieve previously anticipated labor productivity improvements on our uncompleted vessels.  The impacts for the first half of 2019 were primarily due lower than anticipated craft labor productivity and progress on the projects, resulting from limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor.  The projects were in a loss position at September 30, 2019 and our reserve for estimated losses on the projects was $1.9 million.  See “Changes in Estimates for 2020” above for further discussion of the status of these projects.

•

Ice-breaker Tug Project – Negative impact from increased forecast costs of $0.5 million and $1.3 million for the three and nine months ended September 30, 2019, respectively, for our ice-breaker tug project, primarily associated with increased craft labor, subcontracted services costs and an extension of schedule.  The impacts were primarily due to construction rework and disruption and lower than anticipated craft labor productivity and progress on the project, resulting from incomplete and deficient subcontracted production engineering. The project was in a loss position at September 30, 2019 and our reserve for estimated losses on the project was $0.1 million. At September 30, 2020, the project was complete.

Fabrication & Services Division

•

Subsea Components Project – Negative impact from increased forecast costs and forecast liquidated damages of $1.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively, for our subsea components projects, primarily associated with increased craft labor, materials and subcontracted services costs and an extension of schedule. The impacts were primarily due to lower craft labor productivity and increased subcontracted services support, resulting from stringent welding procedure requirements and customer specifications. The project was in a loss position at September 30, 2019 and our reserve for estimated losses was $0.6 million. At September 30, 2020, the project was complete.

Other Project Matters

Research Vessel Projects – As previously disclosed, construction activities for our three research vessel projects have been delayed until production engineering achieves a satisfactory level of completion to limit impacts on construction, including disruption and rework.  These construction delays are expected to continue in the near term due to production engineering delays experienced by our customer’s engineering subcontractor as a result of COVID-19.  We are working with the customer to collectively assess the execution and schedule impacts to the projects due to these production engineering delays.

Hurricane Laura – In August 2020, Hurricane Laura made landfall as a high-end Category 4 hurricane in Lake Charles, Louisiana, where its high winds and flooding caused significant damage throughout the region. At our Lake Charles Yard, Hurricane Laura primarily damaged drydocks, warehouses, bulkheads and our ninth harbor tug project which was nearing completion (and subsequently was completed in October 2020). As a result, during both the three and nine months ended September 30, 2020, we recorded charges totaling $1.2 million related to deductibles associated with our builder’s risk, equipment, property and marine liability insurance coverages, and our preliminary estimates of cost associated with uninsurable damage, primarily for bulkheads. The charges are included in other (income) expense, net on our Statement of Operations.

Project Tariffs – Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

3. ASSETS HELD FOR SALE

Our assets held for sale at September 30, 2020, primarily consisted of three 660-ton crawler cranes.  A summary of our assets held for sale at September 30, 2020 and December 31, 2019, is as follows (in thousands):

	September 30,	December 31,
Assets Held for Sale	2020	2019
Machinery and equipment	$14,239	$17,618
Accumulated depreciation	(6,580)	(8,612)
Total	$7,659	$9,006

During the three months ended September 30, 2020 and nine months ended September 30, 2020 and 2019, we received proceeds of $0.6 million, $1.7 million and $0.4 million, respectively, from the sale of assets held for sale.  During both the three and nine months ended September 30, 2020, we recognized a loss of $0.1 million from the sale of assets held for sale.  During the three months ended September 30, 2019, we recorded impairments of $0.3 million related to assets that were held for sale, and during the nine months ended September 30, 2019, we recognized a gain of $0.4 million from the sale of assets held for sale and recorded impairments of $0.6 million related to assets that were held for sale.

4. CREDIT FACILITIES AND DEBT

Credit Agreement

We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit. On February 28, 2020, we amended our Credit Agreement to amend certain financial covenants, and on August 3, 2020, we further amended our Credit Agreement to, among other things, extend its maturity date from June 9, 2021 to June 30, 2022. Our quarterly financial covenants at September 30, 2020, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.25% at September 30, 2020) or LIBOR (0.15% at September 30, 2020) plus 2.0% per annum; provided, that in connection with the most recent amendment to the Credit Agreement, LIBOR shall not be less than 1.0%. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets with a negative pledge on our real property.

At September 30, 2020, we had no outstanding borrowings under our Credit Agreement and $10.7 million of outstanding letters of credit to support our projects. At September 30, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $142.0 million as defined by the Credit Agreement; total cash, cash equivalents and short-term investments of $63.8 million; a ratio of current assets to current liabilities of 1.54:1.00; and a ratio of funded debt to tangible net worth of 0.15:1.00.

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

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021.  During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 93% was related to payroll costs.  On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank has 60 days to review and approve or deny our application for forgiveness.  Should Whitney Bank approve our application it will be forwarded to the SBA, which will have an additional 90 days to review and approve or deny our application for forgiveness. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at September 30, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

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

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At September 30, 2020, we had $351.6 million of outstanding surety bonds.

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

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization has since been confirmed by the bankruptcy court and the plan of reorganization is now effective.

In connection with its bankruptcy case, on June 3, 2020, the customer filed an adversary proceeding, again seeking possession of the vessels. In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in state court where our lawsuit against the customer is currently stayed.  On September 1, 2020, a hearing was held in connection with the motion to dismiss; however, the bankruptcy court’s decision was delayed to allow the parties to mediate the entire dispute. The parties engaged in an unsuccessful mediation on September 29, 2020. A conference with the bankruptcy court was subsequently held on October 14, 2020, to review the status of the adversary proceeding, which was adjourned to November 6, 2020 to allow the parties the opportunity to attempt to negotiate the terms and conditions of a potential voluntary turnover of the vessels to the customer. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At September 30, 2020 and December 31, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts.

Insurance

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation.  We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance.  To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.  See Note 2 for discussion of insurance deductibles incurred during the third quarter 2020 associated with damage caused by Hurricane Laura.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries that establish health and environmental quality standards.  These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes.  We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.  In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate exposure to environmental liabilities.  We do not believe any environmental matters will have a material adverse effect on our financial condition, results of operations or cash flow.

6. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss attributable to common shareholders	$(12,337)	$(6,779)	$(11,969)	$(15,069)
Weighted-average shares(1)	15,312	15,254	15,296	15,214
Basic and diluted loss per common share	$(0.81)	$(0.44)	$(0.78)	$(0.99)

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

Shipyard Division – Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our facilities in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur in the fourth quarter 2020.

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. These activities are performed at our facility in Houma, Louisiana.

Corporate Division – Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, sales and marketing, information technology and accounting.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30, 2020
	Shipyard	F&S	Corporate	Consolidated
Revenue	$37,078	$18,237	$(446)	$54,869
Gross loss	(7,504)	(313)	—	(7,817)
Operating loss	(9,244)	(1,127)	(1,868)	(12,239)
Depreciation and amortization expense	819	1,280	77	2,176
Capital expenditures	402	2,033	11	2,446
Total assets	125,995	69,084	67,297	262,376

	Nine Months Ended September 30, 2020
	Shipyard	F&S	Corporate	Consolidated
Revenue	$116,525	$78,286	$(1,413)	$193,398
Gross profit (loss)	(9,959)	185	—	(9,774)
Operating income (loss)	(12,867)	7,644	(6,506)	(11,729)
Depreciation and amortization expense	2,408	3,826	229	6,463
Capital expenditures	6,144	3,857	190	10,191
Total assets	125,995	69,084	67,297	262,376

	Three Months Ended September 30, 2019
	Shipyard(1)	F&S(1)	Corporate	Consolidated
Revenue	$43,323	$32,681	$(202)	$75,802
Gross loss	(2,402)	(218)	(65)	(2,685)
Operating loss	(3,349)	(1,255)	(2,324)	(6,928)
Depreciation and amortization expense	992	1,202	96	2,290
Capital expenditures	326	305	—	631
Total assets	111,015	89,816	76,334	277,165

	Nine Months Ended September 30, 2019
	Shipyard(1)	F&S(1)	Corporate	Consolidated
Revenue	$120,787	$103,926	$(850)	$223,863
Gross profit (loss)	(5,594)	2,211	(347)	(3,730)
Operating loss	(7,817)	(989)	(6,788)	(15,594)
Depreciation and amortization expense	3,148	3,797	319	7,264
Capital expenditures	1,060	930	—	1,990
Total assets	111,015	89,816	76,334	277,165

__________________

(1)

Revenue of $3.9 million and $7.2 million for the three and nine months ended September 30, 2019 associated with our two, forty-vehicle ferry projects was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. The projects had no significant gross profit for 2019.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the duration and scope of, and uncertainties associated with, the COVID-19 pandemic and the corresponding weakened demand for, and volatility of prices of, oil and the impact thereof on our business and the global economy, which are evolving and beyond our control; the potential forgiveness of any portion of the PPP Loan; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments; our ability to improve project execution; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in backlog estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to remain in compliance with our covenants contained in our Credit Agreement; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; any prolonged shutdown of the U.S. government; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors; and other factors described in Item 1A "Risk Factors" in our 2019 Annual Report as updated in Item 1A “Risk Factors” in this Report and as may be further updated by subsequent filings with the SEC.

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

We are a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power, and marine operators; EPC companies; and certain agencies of the U.S. Government.

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

Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Jennings and Lake Charles, Louisiana. In the first quarter 2020, we announced our intent to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur in the fourth quarter 2020.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

Since 2014, the price of oil has been at depressed levels, resulting in a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant under-utilization of our operating facilities and losses on certain projects.

During the first quarter 2020, oil prices declined even further to historical lows due to a decline in demand for oil resulting in part from an unprecedented global health crisis caused by the coronavirus (“COVID-19”). COVID-19 is a widespread public health crisis that continues to adversely affect economies and financial markets globally.  In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19.  National, state and local authorities recommended physical distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter 2020, but a resurgence of COVID-19 cases in mid-July in many regions of the country, including areas where we have our headquarters and operating facilities, in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures.  The number of new cases had been decreasing since the most recent spike, and authorities continued to relax certain of these restrictions during the third quarter 2020. However, recent reports indicate there may be another resurgence in cases currently occurring as of mid-October 2020. The measures taken, while intended to protect human life, have had and are expected to continue to have a significant impact on domestic and foreign economies of uncertain severity and duration. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time. The longer-term effectiveness of economic stabilization efforts, including government payments to impacted citizens and industries, is uncertain. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in the prices of oil.

While oil prices have recovered from the historical lows in the first quarter 2020, they remain low relative to levels prior to the COVID-19 pandemic and continue to experience volatility, creating significant uncertainty for our traditional oil and gas related customer base. Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been delayed or suspended. The ultimate business and financial impacts of these challenging conditions cannot be reasonably estimated at this time, but have included, and may include, among other things, unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, increased employee and contractor absenteeism and turnover, lack of performance by subcontractors and suppliers, and contract disputes.

During the second quarter 2020, COVID-19 mitigation measures associated with physical distancing and employee absenteeism impacted our harbor tug projects.  While we were experiencing similar impacts on other projects in backlog during the second quarter 2020, we did not believe the direct impacts to schedules and costs for such projects were material as the status of such projects at the time did not require a ramp up of our workforce and were less impacted by physical distancing due to their phase of completion and available work scopes at the time. However, as we have begun to ramp up our workforce in support of our longer-duration projects, we have continued to be impacted by physical distancing measures and employee absenteeism, as well as higher employee turnover and challenges recruiting and hiring craft labor, particularly within our Shipyard Division. Further, certain deliverables from third-party engineering firms supporting our projects have been delayed as a result of the COVID-19 pandemic. In addition, our suppliers and subcontractors are being impacted by the COVID-19 pandemic, resulting in higher cost estimates for subcontracted services and materials. The more significant impacts to our projects in backlog associated with the COVID-19 pandemic are summarized below:

•

Towing, salvage and rescue ship projects – The cumulative effect of COVID-19 related impacts has resulted in disruptions, inefficiencies and lower than anticipated productivity and progress on our five towing, salvage and rescue ship projects, which are expected to have compounding effects over the duration of the projects and result in extensions of schedules and the re-sequencing of construction activities on the projects.  The re-sequencing of construction activities will require us to perform construction activities on a concurrent basis, which is less efficient and reduces our ability to incorporate the benefits of previous experience into each follow-on vessel.  These impacts have resulted in forecast cost increases on the projects. We are submitting a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of the COVID-19 pandemic; however, we can provide no assurances that we will be successful recovering these costs.
•

Research Vessel Projects – As previously disclosed, construction activities for our three research vessel projects have been delayed until production engineering achieves a satisfactory level of completion to limit impacts on construction, including disruption and rework.  These construction delays are expected to continue in the near term due to production engineering delays experienced by our customer’s engineering subcontractor as a result of COVID-19.  We are working with the customer to collectively assess the execution and schedule impacts to the projects due to these production engineering delays.

•

Other Shipyard Division Projects – Other significant projects in backlog include our two, forty-vehicle ferries, a seventy-vehicle ferry and our final harbor tug.   While these projects have also been affected by COVID-19, to date we have received extensions of schedule from our customers to account for the known schedule impacts of COVID-19 and the compounding effects of COVID-19 on our forecast costs have been less significant due to the shorter duration remaining on the projects. Accordingly, our overall forecast costs on the projects have been sufficient to account for the impacts of the COVID-19 pandemic.

While we believe it is likely that there will continue to be an impact from the COVID-19 pandemic for the foreseeable future, as discussed above, we are unable to estimate the ultimate impacts on our productivity, schedules and costs on our projects over the longer-term if mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays and supplier and subcontractor disruptions continue as a result of the COVID-19 pandemic. See Note 2 of our Financials in Item 1 for further discussion of the impacts of the aforementioned on our projects, and Item 1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets.

In addition to the impacts of the COVID-19 pandemic during the third quarter 2020, our projects and operations were further impacted by the following:

•

Hurricanes – During the third quarter 2020, Hurricane Laura, Hurricane Marco and Hurricane Sally, all threatened to make landfall or made landfall, at or near our Houma Yards, Lake Charles Yard and Jennings Yard.  These hurricanes resulted in disruptions and incremental costs as we prepared for the storms and lower utilization of our facilities and resources as we temporarily ceased operations in anticipation of the storms.  Further, Hurricane Laura made landfall as a high-end Category 4 hurricane, damaging primarily drydocks, warehouses and bulkheads at our Lake Charles Yard and our ninth harbor tug project which was nearing completion at our Lake Charles Yard (and subsequently was completed in October 2020).  See Note 2 of our Financials in Item 1 for further discussion of the impacts of Hurricane Laura on our operations.

•

Forty-Vehicle Ferry Projects – During the third quarter 2020, our first forty-vehicle ferry project was damaged by an overhead crane, which disengaged from its tracks, and landed on the hull that was under construction.  As a result of this damage to the hull, coupled with prior rework on the vessel, and associated concerns regarding the acceptable tolerance levels of the hull, in October 2020 our customer issued a rejection letter indicating that they would not accept a reconstructed hull, and requested the fabrication of a new hull.  Accordingly, we have ceased construction activities on the vessel and are working with the customer to evaluate our options, including remediation actions that could potentially be taken in lieu of fabricating a new hull.  We are also working with our insurer regarding the impacts of the crane incident and the coverage that would apply to any cost increases for remediation actions or the fabrication of a new hull.  Based on our preliminary estimates, we currently believe the incremental forecast costs resulting from the aforementioned may range from $1.0 million to $4.0 million (before consideration of insurance coverage), with such range of cost being highly dependent on the course of action ultimately taken with respect to the hull, which could range from remediation actions to reconstruct the hull to the fabrication of a new hull. Further, the ultimate cost to us will be dependent upon any insurance proceeds we may receive in connection with the crane incident. Due to the uncertainty with respect to the corrective actions that may be taken regarding the hull and any insurance coverage that would apply, we are unable to estimate the amount we will likely incur from the crane incident. Accordingly, at September 30, 2020, we have accrued our deductible of $0.1 million associated with our insurance coverage, representing the minimum amount we will incur for the crane incident. The expense is included in other (income) expense, net on our Statement of Operations. See Note 2 of our Financials in Item 1 for further discussion of our forty-vehicle ferry projects.

We continue to address these operational, market and economic challenges through a strategy focused on the following initiatives to:

•	Mitigate the impacts of the COVID-19 pandemic on our operations, employees and contractors;
•	Improve and maintain our liquidity through cost reduction efforts and the sale of underutilized assets;
•	Improve our resource utilization and centralize key project resources through the rationalization and integration of our facilities and operations;

•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures; and
•	Reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricate newbuild marine vessels for the government and other customers unrelated to the offshore oil and gas sector;
–	Fabricate foundations, secondary steel components and support structures for offshore wind development; and
–	Fabricate structures in support of our customers as they make energy transitions away from fossil fuels.

See below for further discussion of these initiatives.

Progress on our Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have initiated measures that include, among other things, ongoing communications with our leadership teams to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing some employees to work remotely) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities, implemented employee and visitor wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and initiated protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19. In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.  We estimate that the incremental direct costs of work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19 were approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

•

Pursuit of force majeure – We are giving appropriate notices to our customers and making the appropriate claims for extensions of schedule for our projects which have been impacted by the COVID-19 pandemic.

•

Loan agreement – In April 2020, we entered into a loan agreement for proceeds of $10.0 million (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. See “Liquidity and Capital Resources” below and Note 4 of our Financial Statements within Item 1 for further discussion of the PPP Loan.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity. At September 30, 2020 our cash and short-term investments totaled $63.8 million and availability under our Credit Agreement totaled $29.3 million (subject to our minimum cash, cash equivalents and short-term investments covenant). To preserve our liquidity position, we have undertaken cost reduction initiatives (including further reducing the compensation of our executive officers and directors and reducing the size of our board), monetized under-utilized assets and facilities and are maintaining an ongoing focus on project cash flow management. During the third quarter 2020, we received proceeds of $0.6 million from the sale of assets held for sale and, at September 30, 2020, our assets held for sale totaled $7.7 million.  Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of the COVID-19 pandemic.  It also provided us important additional liquidity because a strong balance sheet is required to execute our backlog and compete for new project awards, and as we experience significant monthly fluctuations in our working capital.

Efforts to improve our resource utilization and centralize our key project resources – We are improving our resource utilization and centralizing our key project resources through the rationalization and integration of our facilities and operations.

•

Closure of Jennings Yard – We intend to close the Jennings Yard upon completion of our harbor tug projects, which is forecast to occur in the fourth quarter 2020.  The closure will consolidate our new build marine vessel construction activities in our Houma Yards, enabling us to maximize the utilization of our facilities and resources (including reducing overhead costs), combine our management and supervision talent in a single location, and improve our project execution.  See Note 7 of our Financial Statements in Item 1 for further discussion of our anticipated closure of the Jennings Yard.

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

Efforts to improve our competitiveness and project execution – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Such actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program to incorporate experiences gained from previous projects into current and future projects, and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience into the bidding and execution of future projects.

Efforts to reduce our reliance on the offshore oil and gas sector – We are pursuing several initiatives to reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector.

•

Fabrication of onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial fabrication facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures remains high; however, our pursuit of large project opportunities has been impacted by the timing and delay of certain opportunities due in part to the COVID-19 pandemic, volatile oil prices and on going competitive market environment. We also continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market; however, we do not expect large project opportunities to be awarded by customers until late 2021. This timing may be impacted by ongoing uncertainty created by the decrease in, and volatility of, oil prices and the COVID-19 pandemic. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance our resources as discussed above.

•

Fabrication of newbuild marine vessels for the government and other non-oil and gas related customers – We continue to pursue newbuild marine vessel opportunities for customers unrelated to the offshore oil and gas sector.  During the first quarter 2020, the U.S. Navy exercised its options for the construction of two additional towing, salvage and rescue ships, and continues to have options for three additional vessels. At September 30, 2020, over 95% of the backlog within our Shipyard Division was attributable to government and other customers unrelated to the offshore oil and gas sector, including the construction of three research vessels, five towing, salvage and rescue ships and three vehicle ferries.  We are also making capital improvements to our facilities, primarily erection sites and warehouse storage, to support current and potential future projects for the U.S. Navy.

•

Fabrication of offshore wind foundations, secondary steel components and support structures – We continue to believe that current initiatives, and potential future requirements, to provide electricity from renewable and green sources will result in growth of offshore wind projects.  Furthermore, we believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our fabrication of wind turbine foundations for the first offshore wind project in the U.S. in 2015, and the fabrication of a meteorological tower and platform for an offshore wind project in 2018. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities until 2021 or 2022.

•

Fabricate structures in support of our customers as they make energy transitions away from fossil fuels – We believe that our expertise and capabilities provide us with the necessary foundation to fabricate steel structures in support of our customers as they transition away from fossil fuels to green energy end markets.  Examples of these opportunities involve refiners who are looking to process biofuels and customers looking to embrace the growing hydrogen economy.

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our employees and contractors, which has been further challenged due to the COVID-19 pandemic. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•	Oil and gas prices and the level of volatility in such prices;
•	The COVID-19 pandemic, for which the ultimate business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, offshore wind developments and green energy;

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

In addition, in the near-term: (i) the utilization of our Shipyard Division will be adversely affected by temporary delays in construction activities for our three research vessel projects until engineering achieves further completion, and will be impacted by disruptions caused by the closure of our Jennings Yard and damage caused by Hurricane Laura to our Lake Charles Yard, (ii) the utilization of our newly integrated Fabrication & Services Division will be impacted by the delay in timing of new project awards and (iii) the utilization of both divisions and our projects will be impacted by inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with investments in key personnel and process improvement efforts to support our aforementioned initiatives. In addition, our gross profit for both divisions will be impacted in the near-term as certain projects within our backlog are in a loss position and a majority of our remaining backlog is at, or near, break-even gross profit.  Specifically, due to previous project awards bid at competitive pricing (including the option exercises by our customer in the first quarter 2020 for two additional towing, salvage and rescue ships) and recent and previous project charges, approximately 30% of our backlog is in a loss position, 60% of our backlog is at, or near, break-even, and our remaining backlog is at a low gross profit margin (in each case excluding our MPSV projects).  Accordingly, this backlog will result in future revenue with low or no project gross profit; however, we continue to focus on improvements to our personnel, processes and procedures to improve project gross profit.  Further, we are submitting a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover increased forecast costs associated with the impacts of the COVID-19 pandemic on our five towing, salvage and rescue ship projects; however, we can provide no assurances that we will be successful recovering these costs.  See Item 1A and Note 1 of our Financial Statements in Item 1 for further discussion of the COVID-19 pandemic and developments in the global oil markets.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 included in our 2019 Annual Report. There have been no changes to our critical accounting policies since December 31, 2019.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at September 30, 2020, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Division	2020	2019	2020	2019
Shipyard	$93	$35,875	$130,678	$237,976
Fabrication & Services	13,851	25,259	54,460	91,169
Total New Awards	$13,944	$61,134	$185,138	$329,145

A reconciliation of our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 1) to our backlog at September 30, 2020, is provided below (in thousands).

	September 30, 2020
	Shipyard	F&S	Consolidated
Remaining performance obligations under Topic 606	$381,018	$26,161	$407,179
Contracts under purported termination(1)	21,888	—	21,888
Total Backlog(2)	$402,906	$26,161	$429,067

Backlog by Division at September 30, 2020 and December 31, 2019, is as follows (in thousands):

	September 30, 2020		December 31, 2019(3)
Division	Amount	Labor Hours	Amount	Labor Hours
Shipyard	$402,906	3,005	$387,340	2,645
Fabrication & Services	26,161	318	49,986	492
Total Backlog(2)	$429,067	3,323	$437,326	3,137

Backlog at September 30, 2020 is expected to be recognized as revenue in the following periods (in thousands):

Year(4)	Total
Remainder of 2020	$46,619
2021	215,161
2022	121,848
Thereafter	23,551
Future performance obligations under Topic 606	407,179
Contracts under purported termination(1)	21,888
Backlog(2)	$429,067

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

(2)

At September 30, 2020, ten customers represented approximately 97% of our backlog and at December 31, 2019, eleven customers represented approximately 96% of our backlog. At September 30, 2020, backlog from the ten customers consisted of:

(i)	Construction of one harbor tug within our Shipyard Division. The fourth of five vessels was completed in the first quarter 2020 and the final vessel was completed in October 2020;
(ii)

Construction of one harbor tug within our Shipyard Division (separate from above). The fourth of five vessels was completed in the second quarter 2020 and we estimate completion of the final vessel in the fourth quarter 2020;

(iii)

Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023, subject to the potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 1;

(iv)

Construction of five towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023, subject to the potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 1. Our customer has options for the construction of three additional vessels;

(v)

Construction of two, forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in 2021 and the first vessel in 2021, subject to the potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 1;

(vi)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2021;
(vii)	Fabrication of modules for an offshore facility within our Fabrication & Services Division. We estimate completion of the project in 2021;
(viii)

Material supply for an offshore jacket and deck within our Fabrication & Services Division.  In April 2020, our customer suspended the project. We received a partial release to recommence work in the second quarter 2020 and a full release in the third quarter 2020.  We estimate completion of the project in 2021;

(ix)	Fabrication of marine docking structures within our Fabrication & Services Division. We estimate completion of the project in 2021; and
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

Our contracts for the construction of five towing, salvage and rescue ships contain options which grant our customer, the U.S. Navy, the right, if exercised, for the construction of three additional vessels at contracted prices. We do not include options in our backlog. If all options under our current contracts were exercised by such customer, our backlog would increase by approximately $203.0 million. We have not received any commitments from such customer related to the exercise of these options, and we can provide no assurances that any options will be exercised. We believe disclosing these options provides investors with useful information to evaluate additional potential work that we would be contractually obligated to perform under our current contracts as well as the potential significance of these options, if exercised.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019 (in thousands in each table, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%) are shown below as "nm" (not meaningful).

Consolidated	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$13,944	$61,134	$(47,190)	(77.2)%

Revenue	$54,869	$75,802	$(20,933)	(27.6)%
Cost of revenue	62,686	78,487	15,801	20.1%
Gross loss	(7,817)	(2,685)	(5,132)	(191.1)%
Gross loss percentage	-14.2%	-3.5%
General and administrative expense	3,072	3,970	898	22.6%
Impairments and (gain) loss on assets held for sale, net	72	324	252	77.8%
Other (income) expense, net	1,278	(51)	(1,329)	nm
Operating loss	(12,239)	(6,928)	(5,311)	(76.66)%
Interest (expense) income, net	(118)	139	(257)	(184.9)%
Loss before income taxes	(12,357)	(6,789)	(5,568)	nm
Income tax (expense) benefit	20	10	10	nm
Net loss	$(12,337)	$(6,779)	$(5,558)

References below to 2020 and 2019 refer to the three months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $13.9 million and $61.1 million, respectively.  We had no individually significant new project awards for 2020. Significant new project awards for 2019 include:

•	A seventy-vehicle ferry within our Shipyard Division, and
•	Additional scopes of work for an onshore maintenance project within our Fabrication & Services Division.

Revenue – Revenue for 2020 and 2019 was $54.9 million and $75.8 million, respectively, representing a decrease of 27.6%. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $14.4 million, primarily attributable to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed during the first quarter 2020,
•	Lower revenue for our offshore jacket and deck project that was completed in the third quarter 2020, and
•	Lower offshore and onshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our marine docking structures project and offshore modules project.

Decreased revenue for our Shipyard Division of $6.2 million, primarily attributable to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020, offset partially by,
•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross loss – Gross loss for 2020 and 2019 was $7.8 million (14.2% of revenue) and $2.7 million (3.5% of revenue), respectively. Gross loss for 2020 was primarily due to:

•	Project charges of $6.7 million for our Shipyard Division,
•	A low margin backlog for our Shipyard Division and low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources for our Fabrication & Services Division due to low workhours,
−	The partial under-utilization of our facilities and resources for our Shipyard Division due to construction delays for our three research vessel projects,
−	Costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.
•	Incremental direct costs associated with work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19, offset partially by,
•	Project improvements of $0.6 million for our Fabrication & Services Division.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges for 2020 for our Shipyard Division,
•	Lower revenue volume and an increase in the under-recovery of overhead costs for our Fabrication & Services Division, and
•	A lower margin mix relative to 2019 for our Shipyard Division, offset partially by,
•	Project charges of $2.4 million for 2019 for our Shipyard Division and project charges of $1.5 million for 2019 for our Fabrication & Services Division,
•	The aforementioned project improvements for 2020 for our Fabrication & Services Division, and
•	A higher margin mix relative to 2019 for our Fabrication & Services Division.

See “Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $3.1 million (5.6% of revenue) and $4.0 million (5.2% of revenue), respectively, representing a decrease of 22.6%. The decrease was primarily due to:

•	Cost reduction initiatives including combining our former Fabrication and Services Divisions,
•	Lower legal and advisory fees related primarily to customer disputes,
•	Reduced professional fees associated with the evaluation of strategic alternatives, and
•	Other costs savings including reductions in board size, offset partially by,
•	Higher insurance costs.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.2 million and $0.3 million for 2020 and 2019, respectively, and are reflected within our Corporate Segment. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Asset impairments and (gain) loss on assets held for sale, net – Asset impairments and (gain) loss on assets held for sale, net for 2020 and 2019 was a loss of $0.1 million and $0.3 million, respectively.  The loss for 2020 was primarily related to the sale of a barge within our Fabrication & Services Division and the loss for 2019 was primarily related to the impairment of a drydock held for sale within our Shipyard Division. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was expense of $1.3 million and income of $0.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.

Other expense for 2020 was primarily due to charges totaling $1.2 million related to damage caused by Hurricane Laura to our drydocks, warehouses and bulkheads at our Lake Charles Yard and our ninth harbor tug project which was nearing completion at our Lake Charles Yard. The charges relate to deductibles associated with our insurance coverages and our preliminary estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Laura. Other income for 2019 was primarily related to net gains on the sales of equipment.

Interest (expense) income, net – Interest (expense) income, net for 2020 and 2019 was expense of $0.1 million and income of $0.1 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our Credit Agreement, and interest amortization associated with our long-term lease liability. The expense for 2020 relative to income for 2019 was primarily due to interest on our PPP Loan and lower interest rates and average cash and short-term investment balances for the 2020 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2020 and 2019 represents state income taxes. No federal income tax benefit was recorded for 2020 or 2019 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Segments

Shipyard Division(1)	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$93	$35,875	$(35,782)	(99.7)%

Revenue	$37,078	$43,323	$(6,245)	(14.4)%
Gross loss	(7,504)	(2,402)	(5,102)	(212.41)%
Gross loss percentage	-20.2%	-5.5%
General and administrative expense	461	657	196	29.8%
Impairments and (gain) loss on assets held for sale	—	324	324	100.0%
Other (income) expense, net	1,279	(34)	(1,313)	nm
Operating loss	(9,244)	(3,349)	(5,895)	(176.0)%

(1)

In the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $3.9 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. The projects had no significant gross profit for 2019.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

References below to 2020 and 2019 refer to the three months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $0.1 million and $35.9 million, respectively.  We had no individually significant awards for 2020. Significant new project awards for 2019 include a seventy-vehicle ferry.

Revenue – Revenue for 2020 and 2019 was $37.1 million and $43.3 million, respectively, representing a decrease of 14.4%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020, offset partially by,
•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross loss – Gross loss for 2020 and 2019 was $7.5 million (20.2% of revenue) and $2.4 million (5.5% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

Project charges of $6.7 million related to forecast cost increases on our towing, salvage and rescue ship projects, primarily associated with the impacts of the COVID-19 pandemic. We are submitting a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of the COVID-19 pandemic; however, we can provide no assurances that we will be successful recovering these costs,

•

A low margin backlog as 95% of our Shipyard Division’s backlog is at, or near, break-even or is in a loss position, and the remainder is at a low gross profit margin, and accordingly, results in revenue with low or no gross profit, and

•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources due to construction delays for our three research vessel projects,
−	The partial under-utilization of our Jennings Yard which is anticipated to be closed in the fourth quarter 2020 upon completion of our final harbor tug project, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges for 2020, and
•	A lower margin mix relative to 2019, offset partially by,
•	Project charges of $2.4 million for 2019 on our harbor tug and ice-breaker tug projects.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $0.5 million (1.2% of revenue) and $0.7 million (2.0% of revenue), respectively, representing a decrease of 29.8%. The decrease was primarily due to our cost reduction initiatives.

Asset impairments and (gain) loss on assets held for sale, net – Asset impairments and (gain) loss on assets held for sale, net for 2019 was a loss of $0.3 million, primarily related to the impairment of a drydock held for sale. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 was expense of $1.3 million. Other expense for 2020 was primarily due to charges totaling $1.2 million related to damage caused by Hurricane Laura to our drydocks, warehouses and bulkheads at our Lake Charles Yard and our ninth harbor tug project which was nearing completion at our Lake Charles Yard (and subsequently was completed in October 2020). The charges relate to deductibles associated with our insurance coverages and our preliminary estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Laura.

Fabrication & Services Division(1)	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$13,851	$25,259	$(11,408)	(45.16)%

Revenue	$18,237	$32,681	$(14,444)	(44.2)%
Gross loss	(313)	(218)	(95)	(43.6)%
Gross loss percentage	-1.7%	-0.7%
General and administrative expense	743	1,054	311	29.5%
Impairments and (gain) loss on assets held for sale	72	—	(72)	nm
Other (income) expense, net	(1)	(17)	(16)	nm
Operating loss	(1,127)	(1,255)	128	10%

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $3.9 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. The projects had no significant gross profit for 2019.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

References below to 2020 and 2019 refer to the three months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $13.9 million and $25.3 million, respectively.  We had no individually significant awards for 2020. Significant new project awards for 2019 include additional scopes of work for an onshore maintenance project.

Revenue – Revenue for 2020 and 2019 was $18.2 million and $32.7 million, respectively, representing a decrease of 44.2%. The decrease was primarily due to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed during the first quarter 2020,
•	Lower revenue for our offshore jacket and deck project that was completed in the third quarter 2020, and
•	Lower offshore and onshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our marine docking structures project and offshore modules project.

Gross loss – Gross loss for 2020 and 2019 was $0.3 million (1.7% of revenue) and $0.2 million (0.7% of revenue), respectively. The gross loss for 2020 was primarily due to:

•	Low revenue volume due to low backlog levels,
•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources due to low workhours,
−	Higher overhead costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally, offset partially by,
•	Project improvements of $0.6 million related to favorable resolution of change orders on our offshore jacket and deck project.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	Lower revenue volume and an increase in the under-recovery of overhead costs, offset partially by,
•	The aforementioned project improvements for 2020,
•	Project charges of $1.5 million for 2019 on our subsea components project, and
•	A higher margin mix relative to 2019.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $0.7 million (4.1% of revenue) and $1.1 million (3.2% of revenue), respectively, representing a decrease of 29.5%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication and Services Divisions.

Asset impairments and (gain) loss on assets held for sale, net – Asset impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $0.1 million, primarily related to the sale of a barge. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Corporate Division	Three Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(446)	$(202)	$(244)	(120.8)%
Gross loss	—	(65)	65	100.0%
Gross loss percentage	n/a	n/a
General and administrative expense	1,868	2,259	391	17.3%
Operating loss	(1,868)	(2,324)	456	19.6%

References below to 2020 and 2019 refer to the three months ended September 30, 2020 and 2019, respectively.

Gross loss – Gross loss for 2019 was $0.1 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs are now reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $1.9 million (3.0% of consolidated revenue) and $2.3 million (3.0% of consolidated revenue), respectively, representing a decrease of 17.3%. The decrease was primarily due to:

•	Lower incentive plan costs,
•	Reduced professional fees associated with the evaluation of strategic alternatives,
•	Lower legal and advisory fees related primarily to customer disputes, and
•	Other costs savings including reductions in board size, offset partially by,
•	Higher insurance costs.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $0.2 million and $0.3 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Comparison of the Nine Months Ended September 30, 2020 and 2019 (in thousands for each table, except percentages)

Consolidated	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$185,138	$329,145	$(144,007)	(43.8)%

Revenue	$193,398	$223,863	$(30,465)	(13.61)%
Cost of revenue	203,172	227,593	24,421	10.7%
Gross loss	(9,774)	(3,730)	(6,044)	(162.0)%
Gross loss percentage	-5.1%	-1.7%
General and administrative expense	10,538	11,791	1,253	10.6%
Impairments and (gain) loss on assets held for sale	72	254	182	71.7%
Other (income) expense, net	(8,655)	(181)	8,474	nm
Operating loss	(11,729)	(15,594)	3,865	nm
Interest (expense) income, net	(154)	527	(681)	(129.2)%
Loss before income taxes	(11,883)	(15,067)	3,184	nm
Income tax (expense) benefit	(86)	(2)	(84)	nm
Net loss	$(11,969)	$(15,069)	$3,100

References below to 2020 and 2019 refer to the nine months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $185.1 million and $329.1 million, respectively.  Significant new project awards for 2020 include:

•	The exercise of options by the U.S. Navy for a fourth and fifth towing, salvage and rescue ship in the first quarter 2020 within our Shipyard Division, and
•	A marine docking structures project and additional scopes of work for our offshore jacket and deck project in the second quarter 2020 within our Fabrication & Services Division.

Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019 within our Shipyard Division,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019 within our Shipyard Division,
•	A seventy-vehicle ferry in the third quarter 2019 within our Shipyard Division,
•	An offshore jacket and deck project and subsea components project in the first quarter 2019 within our Fabrication & Services Division, and
•	Additional scopes of work for an onshore maintenance project in the third quarter 2019 within our Fabrication & Services Division.

Revenue – Revenue for 2020 and 2019 was $193.4 million and $223.9 million, respectively, representing a decrease of $30.5 million. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $25.6 million, primarily attributable to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed in the first quarter 2020, and
•	Lower offshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our offshore jacket and deck, and
•	Higher revenue for our marine docking structures project, material supply project and offshore modules project.

Decreased revenue for our Shipyard Division of $4.3 million, primarily attributable to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020 and towboat projects which were completed in 2019,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue associated with less repair and maintenance activity, offset partially by,
•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross loss – Gross loss for 2020 and 2019 was $9.8 million (5.1% of revenue) and $3.7 million (1.7% of revenue), respectively. The gross loss for 2020 was primarily due to:

•	Project charges of $8.7 million for our Shipyard Division,
•	A low margin backlog for our Shipyard Division and low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources for our Fabrication & Services Division due to low workhours,
−	The partial under-utilization of our facilities and resources for our Shipyard Division due to construction delays for our three research vessel projects,
−	Costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.
•	Incremental direct costs associated with work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19, offset partially by,
•	Project improvements of $2.6 million for our Fabrication & Services Division.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges for 2020 for our Shipyard Division,
•	Lower revenue volume and an increase in the under-recovery of overhead costs for our Fabrication & Services Division, and
•	A lower margin mix relative to 2019 for our Shipyard Division and Fabrication & Services Division, offset partially by,
•	Project charges of $4.4 million for 2019 for our Shipyard Division, and
•	The aforementioned project improvements for 2020 for our Fabrication & Services Division.

See “Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $10.5 million (5.4% of revenue) and $11.8 million (5.3% of revenue), respectively, representing a decrease of 10.6%. The decrease was primarily due to:

•	Cost reduction initiatives including combining our former Fabrication and Services Divisions,
•	Reduced professional fees associated with the evaluation of strategic alternatives, and
•	Other costs savings including reductions in board size, offset partially by,
•	Higher legal and advisory fees related primarily to customer disputes, and

•	Higher insurance costs.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $1.0 million and $0.8 million for 2020 and 2019, respectively, and are reflected within our Corporate Segment. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2020 and 2019 was loss of $0.1 million and $0.3 million, respectively. The loss for 2020 was primarily related to the sale of a barge within our Fabrication & Services Division and the loss for 2019 was primarily related to the impairment of a drydock held for sale within our Shipyard Division. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was income of $8.7 million and $0.2 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other income for 2020 was primarily due to:

•

A gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute, offset partially by,

•

Charges totaling $1.2 million related to damage caused by Hurricane Laura to our drydocks, warehouses and bulkheads at our Lake Charles Yard and our ninth harbor tug project which was nearing completion at our Lake Charles Yard. The charges relate to deductibles associated with our insurance coverages and our preliminary estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Laura.

Other income for 2019 was primarily related to net gains on the sales of equipment.

Interest (expense) income, net – Interest (expense) income, net for 2020 and 2019 was expense of $0.2 million and income $0.5 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our Credit Agreement, and interest amortization associated with our long-term lease liability. The expense for 2020 relative to income for 2019 was primarily due to interest on our PPP Loan and lower interest rates and average cash and short-term investment balances for the 2020 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2020 and 2019 represents state income taxes. No federal income tax benefit was recorded for 2020 or 2019 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Shipyard Division(1)	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$130,678	$237,976	$(107,298)	(45.1)%

Revenue	$116,525	$120,787	$(4,262)	(3.53)%
Gross loss	(9,959)	(5,594)	(4,365)	(78.03)%
Gross loss percentage	-8.5%	-4.6%
General and administrative expense	1,529	1,871	342	18.3%
Impairments and (gain) loss on assets held for sale	—	324	324	100.0%
Other (income) expense, net	1,379	28	(1,351)	nm
Operating loss	(12,867)	(7,817)	(5,050)	(64.60)%

(1)

In the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $7.2 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. The projects had no significant gross profit for 2019.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

References below to 2020 and 2019 refer to the nine months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $130.7 million and $238.0 million, respectively.  Significant new project awards for 2020 include the exercise of options by the U.S. Navy for a fourth and fifth towing, salvage and rescue ship in the first quarter 2020.  Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019, and
•	A seventy-vehicle ferry in the third quarter 2019.

Revenue – Revenue for 2020 and 2019 was $116.5 million and $120.8 million, respectively, representing a decrease of 3.5%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020 and towboat projects which were completed in 2019,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue associated with less repair and maintenance activity, offset partially by,
•	Higher revenue for our towing, salvage and rescue ship projects associated with increased construction activities and procurement progress on engineered equipment, and
•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross loss – Gross loss for 2020 and 2019 was $10.0 million (8.5% of revenue) and $5.6 million (4.6% of revenue), respectively. The gross loss for 2020 was primarily due to:

•

Project charges of $6.7 million in the third quarter 2020 related to forecast cost increases on our towing, salvage and rescue ship projects, primarily associated with the impacts of the COVID-19 pandemic. We are submitting a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of the COVID-19 pandemic; however, we can provide no assurances that we will be successful recovering these costs,

•

Project charges of $1.3 million in the first quarter 2020 related to forecast cost increases and liquidated damages on our two forty-vehicle ferry projects. The impacts were primarily associated with the first vessel related to construction activities performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020,

•	Project charges of $0.6 million in the second quarter 2020 related to forecast cost increases on our final two harbor tug projects,
•

A low margin backlog as 95% of our Shipyard Division’s backlog is at, or near, break-even or is in a loss position and the remainder is at a low gross profit margin, and accordingly, results in revenue with low or no gross profit, and

•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources due to construction delays for our three research vessel projects,
−	The partial under-utilization of our Jennings Yard which is anticipated to be closed in the fourth quarter 2020 upon completion of our final harbor tug project, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges for 2020, and
•	A lower margin mix relative to 2019, offset partially by,
•	Project charges of $4.4 million for 2019 on our harbor tug and ice-breaker tug projects.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $1.5 million (1.3% of revenue) and $1.9 million (1.5% of revenue), respectively, representing a decrease of 18.3%. The decrease was primarily due to our cost reduction initiatives.

Asset impairments and (gain) loss on assets held for sale, net – Asset impairments and (gain) loss on assets held for sale, net for 2019 was a loss of $0.3 million, primarily related to the impairment of a drydock held for sale. See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 was expense of $1.4 million. Other expense for 2020 was primarily due to charges totaling $1.2 million related to damage caused by Hurricane Laura to our drydocks, warehouses and bulkheads at our Lake Charles Yard and our ninth harbor tug project which was nearing completion at our Lake Charles Yard (and subsequently was completed in October 2020). The charges relate to deductibles associated with our insurance coverages and our preliminary estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Laura.

Fabrication & Services Division(1)	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New project awards	$54,460	$91,169	$(36,709)	(40.3)%

Revenue	$78,286	$103,926	$(25,640)	(24.7)%
Gross profit	185	2,211	(2,026)	(91.6)%
Gross profit percentage	0.2%	2.1%
General and administrative expense	2,503	3,479	976	28.1%
Impairments and (gain) loss on assets held for sale	72	(70)	(142)	nm
Other (income) expense, net	(10,034)	(209)	9,825	nm
Operating income (loss)	7,644	(989)	8,633	nm

________________

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two, forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $7.2 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. The projects had no significant gross profit for 2019.  See Note 7 of our Financial Statements in Item 1 for further discussion of our realigned operating divisions.

References below to 2020 and 2019 refer to the nine months ended September 30, 2020 and 2019, respectively.

New Project Awards – New project awards for 2020 and 2019 were $54.5 million and $91.2 million, respectively.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020, and
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020.

Significant new project awards for 2019 include:

•	An offshore jacket and deck project in the first quarter 2019,
•	A subsea components project in the first quarter 2019, and
•	Additional scopes of work for an onshore maintenance project in the third quarter 2019.

Revenue – Revenue for 2020 and 2019 was $78.3 million and $103.9 million, respectively, representing a decrease of $25.6 million. The decrease was primarily due to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed in the first quarter 2020, and
•	Lower offshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our offshore jacket and deck, and
•	Higher revenue for our marine docking structures project, material supply project and offshore modules project.

Gross profit – Gross profit for 2020 and 2019 was $0.2 million (0.2% of revenue) and $2.2 million (2.1% of revenue), respectively. Gross profit for 2020 was primarily impacted by:

•

Project improvements of $1.1 million related to project incentives earned during the second quarter 2020 and favorable resolution of change orders in the third quarter 2020 on our offshore jacket and deck project, and

•

Project improvements of $1.5 million related to cost decreases and the favorable resolution of change orders in both the first and second quarters of 2020 for our paddlewheel riverboat and subsea components projects, offset partially by,

•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs primarily due to:
−	The partial under-utilization of our facilities and resources due to low workhours,
−	Higher overhead costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.

The decrease in gross profit for 2020 relative to 2019 was primarily due to:

•	Lower revenue volume and an increase in the under-recovery of overhead costs, and
•	A lower margin mix relative to 2019, offset partially by,
•	The aforementioned project improvements for 2020, and
•	Project charges of $1.5 million for 2019 on our subsea components project.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts

General and administrative expense – General and administrative expense for 2020 and 2019 was $2.5 million (13.7% of revenue) and $3.5 million (10.9% of revenue), respectively, representing a decrease of 28.1%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication and Services Divisions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2020 and 2019 was a loss of $0.1 million and a gain of $0.1 million, respectively, primarily related to the sale of a barge and other assets held for sale, respectively.  See Note 3 of our Financial Statements in Item 1 for further discussion of our assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was income of 10.0 million and $0.2 million, respectively. Other income for 2020 was primarily due to a gain of approximately $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute. Other income for 2019 was primarily related to net gains on the sales of equipment.

Corporate Division	Nine Months Ended September 30,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(1,413)	$(850)	$(563)	(66.2)%
Gross loss	—	(347)	347	100.0%
Gross loss percentage	n/a	n/a
General and administrative expense	6,506	6,441	(65)	(1.0)%
Operating loss	(6,506)	(6,788)	282	4%

References below to 2020 and 2019 refer to the nine months ended September 30, 2020 and 2019, respectively.

Gross loss – Gross loss for 2019 was $0.3 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs are now reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $6.5 million (3.4% of consolidated revenue) and $6.4 million (2.9% of consolidated revenue), respectively, representing an increase of 1.0%. The increase was primarily due to:

•	Higher legal and advisory fees related primarily to customer disputes and higher insurance costs, offset partially by,
•	Reduced professional fees associated with the evaluation of strategic alternatives, and
•	Other cost savings including reductions in board size.

The customer disputes relate primarily to a contract dispute for a completed project that was settled during the first quarter 2020, and our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $1.0 million and $0.8 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the contract dispute and Note 5 for further discussion of our MPSV dispute.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash and cash equivalents, scheduled maturities of our short-term investments, and availability under our Credit Agreement. At September 30, 2020, our cash, cash equivalents and short-term investments totaled $63.8 million, and availability under our Credit Agreement was $29.3 million (subject to our minimum cash, cash equivalents and short-term investments covenant) as follows (in thousands):

September 30, 2020
Cash and cash equivalents	$43,778
Short-term investments (1)	19,999
Total cash, cash equivalents and short-term investments	$63,777

Credit Agreement total capacity	$40,000
Outstanding letters of credit	(10,721)
Credit Agreement available capacity	$29,279

_______________

(1)	Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

Working Capital

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At September 30, 2020, our working capital was $60.6 million and included $63.8 million of cash, cash equivalents and short-term investments, $7.7 million of assets held for sale and $3.8 million of current maturities of long-term debt. Excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt, our working capital at September 30, 2020 was negative $7.0 million, and consisted of net contract assets and contract liabilities (collectively, "Contracts in Progress") of $52.2 million; contracts receivable and retainage of $24.4 million; inventory, prepaid expenses and other current assets of $4.8 million; and accounts payable, accrued expenses and other current liabilities of $88.5 million.  The components of our working capital (excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt) at September 30, 2020 and December 31, 2019, and changes in such amounts during 2020, was as follows (in thousands):

	September 30, 2020	December 31, 2019	Change(3)
Contract assets	$72,359	$52,128	$20,231
Contract liabilities(1)	(20,177)	(26,271)	6,094
Contracts in progress, net(2)	52,182	25,857	26,325
Contracts receivable and retainage, net	24,436	26,095	(1,659)
Prepaid expenses, inventory and other current assets	4,829	6,624	(1,795)
Accounts payable, accrued expenses and other current liabilities(4)	(88,452)	(71,573)	(16,879)
Total	$(7,005)	$(12,997)	$5,992

(1)	Contract liabilities at September 30, 2020 and December 31, 2019, include accrued contract losses of $5.4 million and $6.4 million, respectively.
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

(4)

Accounts payable includes progress accruals associated with engineered equipment manufactured by vendors, and services provided by subcontractors, that are not contractually billable or have not been billed by the vendors and subcontractors. Such accruals totaled $44.1 million and $34.7 million at September 30, 2020 and December 31, 2019, respectively, and result in an increase in percentage of completion on our projects and an increase in our contract assets.

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

Cash Flow Activity

Operating Activities - Cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $7.3 million and $6.7 million, respectively, and was primarily due to the net impacts of the following:

2020 Activity

•	Operating loss excluding depreciation and amortization of $6.5 million and stock-based compensation expense of $0.8 million;
•

Increase in contract assets of $20.2 million related to the timing of billings on projects, primarily due to increased unbilled positions on our first three towing, salvage and rescue ship projects and seventy-vehicle ferry project within our Shipyard Division and our jacket and deck project within our Fabrication & Services Division;

•

Decrease in contract liabilities of $6.1 million, primarily due to the unwind of advance payments on our third towing, salvage and rescue ship project within our Shipyard Division and our offshore jacket and deck project and material supply project within our Fabrication & Services Division, offset partially by advance payments on our fourth and fifth towing, salvage and rescue ship projects within our Shipyard Division;

•

Decrease in contracts receivable and retainage of $1.7 million related to the timing of billings and collections on projects, primarily due to collections on our two, forty-vehicle ferry projects within our Shipyard Division, and our material supply project and various other projects within our Fabrication & Services Division, offset partially by increased receivable positions on our three research vessel projects within our Shipyard Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $18.2 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our three research vessel projects, first three towing, salvage and rescue ship projects, and seventy-vehicle ferry project within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $2.0 million, primarily due to the collection of long-term retention that was billed and collected during 2020.

2019 Activity

•

Operating loss excluding net gains from asset sales of $0.9 million, bad debt expense of $0.1 million, depreciation and amortization of $7.3 million, asset impairments of $0.6 million, and stock-based compensation expense $1.8 million;

•

Increase in contract assets of $20.9 million related to the timing of billings on projects, primarily due to increased unbilled positions on our three research vessel projects and first towing, salvage and rescue ship project within our Shipyard Division and certain projects within our Fabrication & Services Division, offset partially by a decrease in unbilled positions on our harbor tug projects within our Shipyard Division;

•

Decrease in contract liabilities of $1.2 million, primarily due to the unwind of advance payments on a project within our Fabrication & Services Division, offset partially by an increase in billings on a project in our Fabrication & Services Division and advance payments on a project within our Shipyard Division;

•

Increase in contracts receivable and retainage of $7.8 million related to the timing of billings and collections on our projects, primarily due to an increase in billings on two projects within our Fabrication & Services Division, offset partially by collections on certain projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.5 million, primarily due to a decrease in inventory;
•

Increase in accounts payable, accrued expenses and other current liabilities of $28.8 million, primarily due to increased project activity and the timing of payments for our three research vessel projects and first three towing, salvage and rescue ship projects within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $0.9 million.

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $8.5 million and $17.0 million, respectively. Cash used in investing activities during 2020 was primarily due to capital expenditures of $10.2 million (primarily related to enhancements to our Shipyard Division facilities to execute our backlog), offset partially by proceeds from the sale of assets held for sale of $1.7 million. Cash used in investing activities during 2019 was primarily due to the net purchase of short-term investments of $16.6 million and capital expenditures of $2.0 million, offset partially by proceeds from the sale of equipment of $1.6 million including assets held for sale.

Financing Activities – Cash provided by financing activities for the nine months ended September 30, 2020 was $9.9 million, and cash used in financing activities for the nine months ended September 30, 2019 was $0.8 million. Cash provided by financing activities for 2020 was due to our PPP Loan discussed further below.  Cash used in financing activities for 2019 was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities and Debt

Credit Agreement – We have a $40.0 million revolving credit facility (“Credit Agreement”) with Hancock Whitney Bank ("Whitney Bank") that can be used for borrowings or letters of credit. On February 28, 2020, we amended our Credit Agreement to amend certain financial covenants, and on August 3, 2020, we further amended our Credit Agreement to, among other things, extend its maturity date from June 9, 2021 to June 30, 2022. Our quarterly financial covenants at September 30, 2020, are as follows:

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

Interest on borrowings under the Credit Agreement may be designated, at our option, as either the Wall Street Journal published Prime Rate (3.25% at September 30, 2020) or LIBOR (0.15% at September 30, 2020) plus 2.0% per annum; provided, that in connection with the most recent amendment to the Credit Agreement, LIBOR shall not be less than 1.0%. Commitment fees on the unused portion of the Credit Agreement are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. The Credit Agreement is secured by substantially all of our assets (with a negative pledge on our real property).

At September 30, 2020, we had no outstanding borrowings under our Credit Agreement and $10.7 million of outstanding letters of credit to support our projects. At September 30, 2020, we were in compliance with all of our financial covenants, with a tangible net worth of $142.0 million (as defined by the Credit Agreement); total cash, cash equivalents and short-term investments of $63.8 million; a ratio of current assets to current liabilities of 1.54:1.00; and a ratio of funded debt to tangible net worth of 0.15:1.00.

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

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021. During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 93% was related to payroll costs. On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank has 60 days to review and approve or deny our application for forgiveness.  Should Whitney Bank approve our application it will be forwarded to the SBA, which will have an additional 90 days to review and approve or deny our application for forgiveness. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at September 30, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

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

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At September 30, 2020, we had $351.6 million of outstanding surety bonds.  Although we believe there is sufficient bonding capacity available to us from one or more financial institutions, such capacity is uncommitted, and accordingly, we can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of underutilized assets and facilities and an improved overall cashflow position on our projects in backlog. In addition, at September 30, 2020, we continue to have $7.7 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of the COVID-19 pandemic.  It also provided us important additional liquidity because a strong balance sheet is required to execute our backlog and compete for new project awards, and as we experience significant monthly fluctuations in our working capital. During the nine months ended September 30, 2020, we incurred capital expenditures of $0.9 million associated with retaining hourly craft employees to perform capital improvements to our facilities and drydocks. The primary uses of our liquidity for 2020 and the foreseeable future are to fund:

•

Overhead costs associated with the under-utilization of our facilities within our Fabrication & Services Division and Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including enhancements to our Shipyard Division facilities to execute our backlog);
•	Accrued contract losses recorded at September 30, 2020;
•	Working capital requirements for our projects (including the unwind of advance payments and potential additional projects for the U.S. Navy if any of the remaining three options are exercised); and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

We anticipate capital expenditures of $2.0 million to $3.0 million for the remainder of 2020.  A significant portion of our capital expenditures for 2020 represent capital investments required by our contracts for our five towing, salvage and rescue ships, primarily for the construction of vessel erection sites and a warehouse for storage.  While the capital investments are required by the contracts, the assets will benefit our construction operations going forward, including supporting our execution of any further towing, salvage and rescue ships if our customer exercises its options for additional vessels as discussed in “New Awards and Backlog” above.  Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at September 30, 2020, and availability under our Credit Agreement, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2020 and 2021, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by COVID-19 and low and volatile oil prices. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash or availability under our Credit Agreement to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this Report.

During the third quarter 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MPSV Termination Letter – On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit by denying many of the allegations in the lawsuit and asserting a counterclaim against us.  We filed a response to the counterclaim denying all the customer's claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 9, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review the trial court’s denial of the customer’s second motion.  We have opposed the discretionary appellate review request of the customer and the appellate matter is pending, but has been stayed as a result of the customer’s Chapter 11 bankruptcy case discussed below. Discovery in connection with the lawsuit has also been stayed as a result of the customer’s Chapter 11 bankruptcy case.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization has since been confirmed by the bankruptcy court and the plan of reorganization is now effective.

In connection with its bankruptcy case, on June 3, 2020, the customer filed an adversary proceeding, again seeking possession of the vessels. In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in state court where our lawsuit against the customer is currently stayed.  On September 1, 2020, a hearing was held in connection with the motion to dismiss; however, the bankruptcy court’s decision was delayed to allow the parties to mediate the entire dispute. The parties engaged in an unsuccessful mediation on September 29, 2020. A conference with the bankruptcy court was subsequently held on October 14, 2020, to review the status of the adversary proceeding, which was adjourned to November 6, 2020 to allow the parties the opportunity to attempt to negotiate the terms and conditions of a potential voluntary turnover of the vessels to the customer.

See Note 5 of our Financial Statements in Item 1 for further discussion of this litigation.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, except as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2020, which has been further updated below. To the extent COVID-19 adversely affects our business, financial condition, results of operation and liquidity, it may also have the effect of heightening many of the other risks described in Item 1A. “Risk Factors” included in our 2019 Annual Report.

The global pandemic caused by COVID-19 and certain developments in the global oil markets have had and may continue to have a negative impact on our operations.

COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19.  National, state and local authorities recommended physical distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Authorities in some areas of the U.S. began to relax these quarantine and isolation measures in the second quarter 2020, but a resurgence of COVID-19 cases in mid-July in many regions of the country, including areas where we have our headquarters and operating facilities, in some instances caused authorities to either defer the phasing out of these restrictions or re-impose quarantine and isolation measures.  The number of new cases had been decreasing since the most recent spike, and authorities continued to relax certain of these restrictions during the third quarter 2020. However, recent reports indicate there may be another resurgence in cases currently occurring as of mid-

October 2020. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices.  On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time. Any such prolonged period of economic slowdown or recession could have a significant adverse effect on our financial condition and financial condition of our customers, subcontractors and other counterparties. The longer-term effectiveness of economic stabilization efforts, including government payments to impacted citizens and industries, is uncertain.

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

•

Reduced availability of workforce. We have seen an increase in employee absenteeism and turnover, challenges recruiting and hiring craft labor, and have implemented COVID-19 related mitigation measures to ensure the safety and well-being of our employees and contractors, all of which have impacted our project execution.  The ability of our employees to work may be further impacted by COVID-19 (including, but not limited to, the temporary inability of the workforce to work due to illness, quarantine following illness, or absenteeism for fear of contracting COVID-19), which may further impact our progress on projects.

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

The extent to which COVID-19 and the related contraction in oil demand and the resulting reduction and volatility in crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  This current level of uncertainty over the economic and operational impacts of COVID-19 and the related contraction in oil demand and the depressed crude oil prices means the ultimate business and financial impacts cannot be reasonably estimated at this time.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
10.1	Sixth Amendment to Credit Agreement dated August 3, 2020, incorporated, by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2020.
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

*	Filed or furnished herewith.
†	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: November 3, 2020