Form 10-K
period 2020-12-31
GULF ISLAND FABRICATION INC
filed 2021-03-30
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2020, was approximately $40,865,000.

The number of shares of the registrant’s common stock, no par value per share, outstanding as of March 29, 2021, was 15,517,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement prepared for use in connection with the registrant’s 2021 Annual Meeting of Shareholders have been incorporated by reference into Part III of this Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2020

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2020 (“2020 Annual Report” or “this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act.

COVID-19	The ongoing global coronavirus pandemic.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Covered Period	The eight-week period following the date of the PPP Loan of April 17, 2020.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

labor hours	Hours worked by employees directly involved in the production of our products or delivery of our services.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication & Services	Our Fabrication & Services Division (also referred to herein as F&S).

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

Flexibility Act	The Paycheck Protection Program Flexibility Act of 2020, which amended the CARES Act.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Houma Yards	Our Shipyard Division and Fabrication & Services Division facilities located in Houma, Louisiana.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

inland	Typically, bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Yard	Our Shipyard Division's facility located near Jennings, Louisiana.

Lake Charles Yard	Our Shipyard Division's facility located near Lake Charles, Louisiana.

LC Facility	Our $20.0 million letter of credit facility with Hancock Whitney Bank maturing June 30, 2023, as amended.

ii

LIBOR	London Inter-Bank Offered Rate.

LNG	Liquified Natural Gas.

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

Permissible Expenses	Expenses which may be paid using proceeds from the PPP Loan. Such expenses are limited to payroll costs, rent, utilities, mortgage interest and interest on other pre-existing indebtedness.

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Shipyard	Our Shipyard Division.

South Texas Properties	Our former Texas North Yard and Texas South Yard.

Spud barge	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Texas North Yard	Our former fabrication yard, and certain related machinery and equipment, located in Aransas Pass, Texas, which was sold on November 15, 2018.

Texas South Yard	Our former fabrication yard, and certain related machinery and equipment, located in Ingleside, Texas, which was sold on April 20, 2018.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

Whitney Bank	Hancock Whitney Bank.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 and the corresponding weakened demand for, and volatility of prices of, oil and the impact thereof on our business and the global economy, which are evolving and beyond our control; the potential forgiveness of any portion of the PPP Loan; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments; our ability to improve project execution; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in backlog estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors; and other factors described in Item 1A “Risk Factors” in this Report as may be updated by subsequent filings with the SEC.

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

Items 1. and 2. Business and Properties

Certain terms are defined in the “Glossary of Terms” beginning on page ii.

Description of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government.

During 2019, we operated and managed our business through three operating divisions (“Fabrication,” “Shipyard” and “Services”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form an integrated new division called Fabrication & Services. As a result, we operate and manage our business through two operating divisions (“Shipyard” and “Fabrication & Services”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, the segment results (including the effects of eliminations) for our Fabrication and Services Divisions for each of 2019 and 2018 were combined to conform to the presentation of our reportable segments for 2020.  In addition to the division combination, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects were transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, results for these projects for 2019 (the projects had no results for 2018) were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. See Note 10 of our Consolidated Financial Statements (“Financial Statements”) in Item 8 for further discussion of our realigned operating divisions.

Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. In the fourth quarter 2020, we closed our Jennings Yard and Lake Charles Yard within our Shipyard Division. See “Overview” section in Item 7 for discussion of our current business and outlook and Note 4 of our Financial Statements in Item 8 for further discussion of our closure of the Jennings Yard and Lake Charles Yard.

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

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment; provides construction and maintenance services on inland platforms and structures and at industrial facilities; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works.

Corporate Division – Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors’ fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, information technology and accounting.

Facilities and Equipment

Our Shipyard Division and Fabrication & Services Division operate from our owned facilities in Houma, Louisiana (“Houma Yards”), approximately 30 miles from the Gulf of Mexico. During the fourth quarter 2020, we closed our Jennings Yard and Lake Charles Yard.

Shipyard Division – Our Shipyard Division facility is located on 437 acres on the west bank of the Houma Navigation Canal, of which 283 acres is unimproved land that is available for expansion. The facility includes 18,000 square feet of administrative and operations facilities, 160,000 square feet of covered fabrication facilities and 20,000 square feet of warehouse facilities. It also has 6,750 linear feet of water frontage, including 2,350 feet of steel bulkheads.

Fabrication & Services Division – Our Fabrication & Services Division facility is located on 226 acres on the east bank of the Houma Navigation Canal and on a slip adjacent to the Houma Navigation Canal. The facility includes 102,000 square feet of administrative and operations facilities, 341,000 square feet of covered fabrication facilities, 103,000 square feet of warehouse facilities, and a 13,000 square foot blasting and coating facility. It also has 5,970 linear feet of water frontage, including 2,535 feet of steel bulkheads.

Facilities and Equipment – Facilities and equipment that are significant to our Houma Yards include:

•	Large assembly buildings equipped with overhead cranes for modular section fabrication and various equipment for pipe fitting and welding;
•

Prefabrication shops equipped with overhead cranes, press brake for forming plate, cutting tables, coping machines, sub-arc welding stations, hydraulic iron workers, and various other equipment for fabricating steel structures and components;

•

Alloy and carbon steel pipe fabrication and spooling shops equipped with overhead cranes, pipe benders, pipe cutters, pipe spooling and welding stations, and various equipment for pipe fitting and welding;

•	Plate bending, rolling and assembly shop with the capability to roll steel and automatic weld process seams into tubular pipe sections;
•

Automated panel line shop equipped with overhead cranes, cutting table, one-sided plate welder with magnetic holding system, panel marking station, stiffener fitting and welding stations, and various equipment for fitting and welding;

•	Blast and coating shops that enable under roof blast and paint services;
•	Large warehouse buildings for storage;
•	Over 20 crawler cranes and 18 rubber-tired hydraulic modular transporters;
•	A 400’ x 160’ floating drydock with a 15,000-ton lift capacity used for repair and conversion of vessels;
•	A 200’ x 96’ floating drydock with a 4,000-ton lift capacity used for repair and conversion of vessels;
•	Deck barge for transporting equipment and fabricated products;
•	Truckable tug and spud barges with cranage for marine construction activities; and
•	Various civil construction equipment.

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

The majority of the steel used in our operations arrives at our facilities as steel plate, which is cut and rolled into the form needed or into tubular sections at our rolling mill. Tubular sections can be welded together in long straight tubes to become legs or into shorter tubes to become part of a network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment. We procure steel from both domestic and foreign mills. Delivery from domestic steel mills can take weeks or months for as-rolled steel and longer for heat treated steel. Delivery from foreign steel mills, including transit time, can take several months. Additionally, the U.S. sometimes imposes tariffs on certain imported steel which can result in higher cost for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indexes.

In addition to the materials and supplies described above used in our fabrication process, we also use third-party manufacturers for engineered and manufactured equipment added to the structures, modules and vessels that we fabricate. Such manufactured equipment includes, but is not limited to valves, fittings, propulsion systems such as engines, cranes, pumps, electrical and communications systems and other technologically advanced equipment. To mitigate our risk of increasing costs, we often negotiate and purchase such equipment from the manufacturer at a fixed price.  Additionally, we may use subcontractors when their use enables us to meet customer requirements for resources, schedule, cost or technical expertise. Subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis.

The pricing of materials and supplies and the ability of our suppliers and subcontractors to meet delivery schedules have been impacted by the ongoing global coronavirus pandemic (“COVID-19”) and may continue to be impacted by COVID-19 in the future.  See “Risk Factors” in Item 1A for further discussion of our use of raw materials and supplies and the impact of COVID-19 on our operations.

Human Capital Management

Our employees are our most important assets and serve as the foundation for our ability to achieve our financial and strategic objectives.

Employee Statistics – Our workforce varies based on our level of activity at any particular time. At December 31, 2020 and 2019, we had 875 and 944 employees, respectively, of which approximately 10 were part-time employees. In addition, we use independent contractors as necessary to supplement our workforce. None of our employees are employed pursuant to a collective bargaining agreement and we believe our relationship with our employees is good. Labor hours worked during 2020, 2019 and 2018, were 1.9 million, 2.4 million, and 1.9 million, respectively.

Recruitment, Training and Workforce Development – Our success depends on our ability to attract, develop, motivate and retain a highly-skilled workforce that includes craft labor as well as supervision and various other salaried positions, including engineering, construction and project management, and project controls.  Specifically, during 2020, we began increasing our skilled workforce within our Shipyard Division to execute the division’s backlog. To support the development of our workforce, we offer supervision and other training programs to educate and elevate the skillsets of our front-line leaders. We also provide internal training programs for technical fitting and welding instruction to further develop our workforce and maintain high standards of quality. We have also created a succession plan for senior leadership positions.

Employee Engagement – During 2020, we launched an employee satisfaction survey to gather information from our employees regarding their perspectives on working at the Company and suggestions for improvements.  We gathered valuable insights and feedback and were able to implement positive changes within our organization.

Employee Benefits – Our compensation programs are designed to enable us to attract, motivate and retain our employees to achieve our objectives. We provide competitive base wages and salaries that are consistent with employee positions, skills and experience levels, and our geographic location. Employees are eligible to receive paid and unpaid leave and participate in our health insurance and life, disability and accident insurance programs. During 2020, we conducted an employee benefits survey to gain a deeper understanding of how our various benefit programs are valued by our employees, and feedback from this survey was used to enhance our employee benefit program offerings for 2021. We also offer retirement benefits through our 401(k) plan which includes discretionary Company-matching contributions.

Diversity and Inclusion – Our commitment to diversity extends across every division and discipline of our business. We leverage multiple social media platforms, including veteran, diversity and industry sites to expand our reach for diverse talent. We intend to continue evaluating our use of human capital measures or objectives in managing our business, such as the factors we employ or seek to employ in the attraction, development and retention of personnel and the maintenance of diversity in our workforce.

See “Risk Factors” in Item 1A for further discussion of our ability to attract and retain qualified employees.

Safety

We are committed to the safety and health of our employees and subcontractors and believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to ensure the safety of our employees and subcontractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and subcontractors to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees and periodic random screenings throughout employment. Additionally, we require our subcontractors to follow alcohol and drug screening policies substantially the same as ours.

Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting our efforts to continuously improve safety performance. A safety component is also included in our annual incentive program guidelines for our executive officers and other key employees. See “Risk Factors” in Item 1A for further discussion of our safety.

We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and subcontractors. We have initiated measures that include ongoing communications with our leadership teams to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing some employees to work remotely) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities; have implemented employee and visitor wellness questionnaires; increased our monitoring of employee absenteeism and the reasons for such absences; and initiated protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19. In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.  See “Risk Factors” in Item 1A for further discussion of the impact of COVID-19 on our operations.

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

Our quality management systems are certified as ISO 9001-2015 programs. ISO 9001-2015 is an internationally recognized verification system for quality management overseen by the International Standard Organization based in Geneva, Switzerland. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and full recertification every three years. Our last full recertification occurred in March 2020.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year.

•

For 2020, two customers accounted for 46% of our consolidated revenue, which related to the construction of three research vessels and five towing, salvage and rescue ships within our Shipyard Division;

•

For 2019, four customers accounted for 54% of our consolidated revenue, which related to the construction of three research vessels and three towing, salvage and rescue ships for two customers within our Shipyard Division and the expansion of a paddle wheel riverboat and offshore hook-up and installation services for two customers within our Fabrication & Services Division; and

•

For 2018, three customers accounted for 44% of our consolidated revenue, which related to the construction of harbor tug vessels for two customers within our Shipyard Division and offshore hook-up and installation services for a customer within our Fabrication & Services Division.

Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been delayed or suspended as a result of COVID-19. See “Risk Factors” in Item 1A and “Overview” and “New Awards and Backlog” in Item 7 for further discussion of our backlog by significant customers and the impacts of COVID-19 on our customers.

Contracting

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication of steel structures, modules and marine vessels, and certain service arrangements. Such contracts vary in duration depending on the size and complexity of the project.

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

Certain of our customers have requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been delayed or suspended as a result of COVID-19 as discussed above.

See “Risk Factors” in Item 1A, “Critical Accounting Policies” in Item 7, and Note 1 and Note 2 of our Financial Statements in Item 8 for further discussion of our contracting and revenue recognition. See also “Risk Factors” in Item 1A and “Overview” in Item 7 for further discussion of the impacts of COVID-19 on our customers and operations.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Backlog includes our performance obligations at December 31, 2020, plus signed contracts that are temporarily suspended or under protest that may not meet the criteria to be reported as future performance obligations under Topic 606 but represent future work that we believe will be performed. We believe that backlog, a non-GAAP financial measure, provides useful information to investors. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

At December 31, 2020, our backlog was $371.6 million, of which approximately 57% is anticipated to be recognized as revenue beyond 2021.  See “New Awards and Backlog” in Item 7 for further discussion of our new awards and backlog.

Seasonality

Our operations may be subject to seasonal variations due to weather conditions and available daylight hours. Although we have large, covered fabrication facilities, a significant amount of our construction activities take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region may also affect our operations.  Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM may also affect our operations.  See “Risk Factors” in Item 1A for further discussion of the seasonal impacts to our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices and government spending. Declines in oil and gas prices and limits on government spending can create excess capacity and under-utilization of our competitor's facilities, resulting in more intense competition in the bidding process for new project awards. Further, there are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products and tax foreign operators. In addition, as a result of recent technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM or Gulf Coast may hinder our ability to successfully bid against foreign competitors for large projects. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

Although we believe price and the contractor’s ability to meet a customer’s delivery schedule and project requirements are principal factors in determining which contractor is awarded a project, customers also consider, among other things, a contractor’s past project experience, the availability of technically capable personnel, facility capacity and location, production efficiency, condition of equipment, reputation, safety record, customer relations and financial strength. We believe that our strategic location, competitive pricing, expertise in fabricating and servicing onshore and offshore structures and vessels, and the certification of our facilities as ISO 9001-2015 will enable us to continue to compete effectively for projects. See “Risk Factors” in Item 1A for further discussion of our competitive landscape.

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

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the U.S. is regulated primarily by the Bureau of Ocean Energy Management and Enforcement of the Department of Interior, which is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the U.S. In addition, demand for our services from the oil and gas and marine industries can be affected by changes in taxes, price controls and other laws and regulations affecting these industries. It is also possible that the new Biden Administration will impose additional environmental regulations that will restrict federal oil and gas leasing, permitting or drilling practices on public lands. For example, President Biden has already issued orders temporarily suspending leasing or permitting of oil and gas activities on federal lands and waters, and the President has also proposed a moratorium on hydraulic fracturing on federal lands and waters. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

Further, our operations have been impacted by national, state and local authorities recommending or mandating COVID-19 physical distancing and/or quarantine and isolation measures on large portions of the population, including mandatory business closures in the areas in which we operate.

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures; however, we believe that compliance efforts have not resulted in a material adverse effect on our business or financial condition. However, future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us. See “Risk Factors” in Item 1A for further discussion of government and environmental regulations impacting our business.

Insurance

We maintain insurance for property damage caused by fire, flood, explosion and similar catastrophic events that may result in physical damage or destruction to our facilities. All policies are subject to deductibles and other coverage limitations. We also maintain builder’s risk, general liability and maritime employer’s liability insurance, which are also subject to deductibles and coverage limitations. We are further self-insured for workers’ compensation and USL&H claims through our use of deductibles and self-insured retentions up to per occurrence threshold amounts. See “Risk Factors” in Item 1A for further discussion of our insurance.

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

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements (see “Cautionary Statement on Forward-Looking Information”). These risk factors are important to understanding other statements in this Report. The following information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” found elsewhere in this Report.

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

Business and Industry Risks

The ongoing global pandemic caused by COVID-19 and certain developments in the global oil markets have had and may continue to have, and any future pandemic, epidemic, endemic or similar public health threats and resulting negative impact on the global economy and financial markets could have, a negative impact on our operations, the duration and extent of which is highly uncertain and could be material.

COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19.  National, state and local authorities recommended physical distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Authorities in some areas of the U.S. began to relax these restrictions in the second quarter 2020. However, the country, including areas where we have our headquarters and operating facilities, experienced several periods of resurgence in the spread of the virus in both the third and fourth quarters of 2020.  Authorities have reacted to these resurgences by deferring the phasing out of these restrictions and, in some instances, re-imposing quarantine and isolation measures during the fourth quarter 2020. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices.  On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time. Any prolonged period of economic slowdown or recession could have a significant adverse effect on our financial condition and financial condition of our customers, subcontractors and other counterparties. The longer-term effectiveness of economic stabilization efforts, including government payments to impacted citizens and industries, is uncertain.  Although the U.S. Food and Drug Administration has authorized three COVID-19 vaccines for emergency use, the overall supply of these vaccines may be limited or otherwise hampered by delivery issues, and distribution may therefore be delayed.  Even with widespread distribution and acceptance of these vaccines, their long-term efficacy is unknown.

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

•

Availability of Workforce. We have seen an increase in employee absenteeism and turnover, experienced challenges recruiting and hiring craft labor, and implemented COVID-19 related mitigation measures to ensure the safety and well-being of our employees and contractors, all of which have impacted our project execution.  The productivity of our workforce may be further impacted by COVID-19 (including, but not limited to, the temporary inability of the workforce to work due to illness, quarantine following illness, or absenteeism for fear of contracting COVID-19), which may further impact our progress on projects.

•

Potential Supply Disruptions; Performance by Subcontractors. COVID-19 has also had an impact on our suppliers and subcontractors.  Failure of suppliers and subcontractors, on which we rely, to deliver materials and provide services, or perform under their contracts on a timely basis or at all due to their own financial or operational difficulties or inability to fulfill their contractual obligations due to the reduced availability of their workforce, has had and may continue to have an adverse impact on our operations. For example, the impact of COVID-19 on our suppliers and subcontractors has resulted in and may continue to result in scheduling delays and higher costs for subcontracted services and materials. Further, certain deliverables from third-party engineering firms supporting our projects have been delayed. The inability of our suppliers or subcontractors to perform could result in the need to transition to alternative suppliers or subcontractors, which could result in significant incremental cost and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors.

The extent to which COVID-19 and the related contraction in oil demand and the resulting reduction and volatility in crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  This current level of uncertainty means the ultimate business and financial impacts of COVID-19 and reduction and volatility in crude oil prices cannot be reasonably estimated at this time.  See Note 1 of our Financial Statements in Item 8 and “Overview” in Item 7 for further discussion of the impacts of COVID-19 and reductions and volatility in crude oil prices.

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
•

local, federal and international military, political and economic events and conditions, including regulatory changes under the Biden Administration, economic uncertainty, socio-political unrest, any government shutdown and instability or hostilities;

•	demand for, availability of and technological viability of, alternative sources of energy;
•	technological advances affecting energy exploration, production, transportation and consumption; and
•

uncertainty regarding the U.S. energy policy under the Biden Administration, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact the oil and gas industry.

The above factors have suppressed capital spending by offshore oil and gas companies in recent years. The oil and gas industry has also experienced increased volatility beginning in the first quarter 2020 due to certain geopolitical developments in addition to COVID-19. Further, although a reduction in gas prices has benefited capital spending for petrochemical and other facilities, the timing of, and our ability to secure, new project awards for this end market continues to be uncertain.  As a result, there are fewer project awards in our traditional oil and gas markets to replace completed projects, and pricing of new contracts remains increasingly competitive. This creates challenges with respect to our ability to operate our fabrication facilities at desired utilization levels and may result in decreased revenue, lower margins, and losses during periods of lower capital spending. Should industry conditions not improve, we may continue to suffer such decreased revenue, lower margins, and losses in future quarters.  In addition, we believe that the downturn in the oil and gas industry has also adversely impacted many of our customers' businesses.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the products and services we provide. Further, an increase in oil and gas prices may not necessarily translate into immediate or long- term increased activity, and even during periods of relatively high oil prices, our customers may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale production areas, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and we may not be successful securing new project awards related to these onshore activities. An increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to remain depressed and limit our future growth opportunities. See “Overview” in Item 7 for further discussion of the impacts of reductions and volatility in crude oil prices.

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

Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs, impose import duties and fees on products, and tax foreign operators. In addition, as a result of technological innovations, decreased transportation costs incurred by our customers when exporting structures from foreign locations to the GOM and Gulf Coast may hinder our ability to successfully bid projects destined for the GOM and Gulf Coast against foreign competitors.  See “Competition” within Item 1 for further discussion of the competitive nature of our industry.

Certain of our customers are facing significant challenges and a period of consolidation within their industry.

The oil and gas industry is facing significant challenges due to a prolonged period of depressed and volatile oil and gas prices. This has also negatively impacted the marine industry that supports offshore exploration and production. Accordingly, many companies are unable to compete and, in some cases, are unable to pay their liabilities as they become due. This has resulted in many companies within the oil and gas and marine industries seeking bankruptcy protection or pursuing consolidation through mergers with, or acquisition by, other companies. During 2020, one of our customer’s filed for and emerged from Chapter 11 bankruptcy; however, our dispute with the customer relating to the construction of two MPSVs is ongoing.  See “Legal Proceedings” in Item 3 for further discussion of the status of the dispute and the impact of the customer’s bankruptcy filing. We expect these trends to continue.

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

Financial and Operational Risks

We depend on the award of new contracts and the timing of those awards.

It is difficult to predict whether or when we will be awarded a new contract due to complex bidding and selection processes, changes in existing or forecast market conditions, governmental regulations, permitting and environmental matters. Bidding activities for several new project opportunities have been delayed or suspended as a result of COVID-19 and low and volatile oil and gas prices.  As these conditions continue, we may have further reduced bidding activity for new project opportunities during 2021 and beyond. In addition, political events within the U.S. have resulted, and may in the future result, in the shutdown of government services, which could impact inspections, regulatory review and certifications, grants or approvals.   Because our revenue is derived from new project awards, our results of operations and cash flows can fluctuate materially from period to period as contracts are typically awarded on a project-by-project basis.

The timing of new project awards may reduce our short-term profitability as we balance our current capacity with expectations of future project awards. If an expected new project award is delayed or not received, we may incur costs to maintain an idle workforce and facilities, or alternatively, we may determine that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits. In recent years we have reduced our skilled workforce in response to decreases in the utilization of our facilities.  A further reduction in our workforce could also impact our results of operations if customers are hesitant to award new contracts based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded subsequent to workforce reductions. See the risk factor below titled “We may be unable to employ a sufficient number of skilled personnel to execute our projects.”

We depend on significant customers for our revenue.

We derive a significant amount of our revenue from a small number of customers, including U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power, and marine operators; EPC companies; and certain agencies of the U.S. government. Because the level of services that we may provide to any customer depends, among other things, on the amount of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one year may represent an immaterial portion of revenue in subsequent years. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2020, 2019 and 2018, two, four and three customers accounted for 46%, 54%, and 44%, respectively, of our consolidated revenue.  The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See “Customers” in Item 1 for further discussion of our customers.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The concentration of our customers in the oil and gas and marine industries may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers are facing significant challenges in light of the ongoing global pandemic caused by COVID-19 and the current oil and gas market and are experiencing decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity, which may impact their ability to pay or otherwise perform on their obligations to us. Accordingly, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.  To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with, or obligations from, these customers may be subject to renegotiation or rejection under applicable provisions of the U.S. Bankruptcy Code and similar international laws. During 2020, one of our customer’s filed for and emerged from Chapter 11 bankruptcy; however, our dispute with the customer relating to the construction of two MPSVs is ongoing.  See “Legal Proceedings” in Item 3 for further discussion of the status of the dispute and the impact of the customer’s bankruptcy filing.

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

These variations and risks are inherent within our industry and may result in revenue and profit that differ from amounts originally estimated or result in losses on projects. Depending on the size of a project, variations from estimated contract performance can have a significant impact on our operating results. In addition, substantially all of our contracts require us to continue work in accordance with the contractually agreed schedule, and thus, continue to incur expenses for labor and materials, notwithstanding the occurrence of a disagreement with a customer over changes in scope, increased pricing and/or unresolved change orders or claims.

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

Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs.  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours. Although we have large covered fabrication facilities, a significant amount of our construction activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months.  Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations.  For example, in the third quarter 2020 we experienced damage to our facilities in Lake Charles, Louisiana due to Hurricane Laura, which made landfall as a high-end Category 4 hurricane.  The impact of severe weather conditions or natural disasters may include disruption of our workforce, curtailment of services, weather-related damage to facilities and equipment, resulting in suspension of operations, inability to deliver equipment, personnel and products to job sites in accordance with contract schedules, and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that could affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations may be materially and adversely affected by severe weather and seasonal weather conditions, resulting in reduced demand for services.  Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any quarter or combination of quarters. We believe that we maintain adequate insurance coverage related to potential damage from weather. See Note 2 of our Financial Statements in Item 8 and “Overview” in Item 7 for further discussion of the impacts of adverse weather conditions.

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

Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Certain of our customers have requested to renegotiate pricing, and in some cases temporarily suspended, contracts in our backlog as a result of COVID-19 and low and volatile oil and gas prices.  Depending on the size of the project, the delay, suspension, termination, increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized.  Further, for certain projects we may be at greater risk of delays (or further delays, as applicable), suspensions and cancellations in light of the ongoing global pandemic caused by COVID-19 and the current low and volatile oil and gas price environment.  In addition, where a project proceeds as scheduled, it is possible that the customer may default by failing to pay amounts owed to us. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations.

We may need to obtain debt financing or credit facilities or raise equity capital in the future for working capital, capital expenditures, contract commitments and/or acquisitions, and we may not be able to do so or do so on favorable terms, which would impair our ability to operate our business or execute our strategy.

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. If such amounts and cash flows from operating activities are not sufficient to fund our working capital requirements, capital expenditures, contract commitments, and/or acquisition opportunities, we would be required to reduce our capital expenditures and/or forego certain contracts and/or acquisition opportunities, or we would be required to fund such needs through debt or equity issuances or through other financing alternatives, including the sale of assets.

We may be required to make capital investments in our existing or new facilities and increase our working capital to support our backlog or new project awards. The capital outlays and working capital required by us to execute such projects could exceed our existing, cash, cash equivalents, scheduled maturities of our short-term investments and cash flows from operating activities, and we may not be able to obtain debt financing or credit facilities to fund any such capital investment or working capital requirements.

Our ability to successfully obtain debt financing or credit facilities or raise equity capital in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to obtain additional capital on terms that are satisfactory to us. If adequate capital is not available, or not available on beneficial terms, we may not be able to make future investments, take advantage of acquisitions or other investment opportunities, or respond to competitive challenges. This could limit our ability to bid on new project opportunities, thereby limiting our potential growth and profitability.

We may not be able to obtain debt financing, credit facilities or surety bonds if and when needed on favorable terms, if at all.

There are a number of potential negative consequences for the energy sector that may result if oil and gas prices remain depressed or decline or if oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening of outflow of credit and capital from the energy sector and/or energy focused companies, further efforts by lenders to reduce their exposure to the energy sector, the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing or credit facilities.

In order to secure debt financing or credit facilities with borrowing capacity, if available, we may be required to provide further collateral, pay higher interest rates and otherwise agree to more restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to secure debt financing or credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments. In addition, we have provided one of our Sureties a letter of credit of $7.0 million as partial collateral in support of the performance bonds issued by the Surety in connection with our contracts for the construction of two MPSVs that are subject to purported termination by our customer. We could be required to provide additional collateral to the Surety in support of these performance bonds or other performance bonds issued by the Surety or other Sureties.

Our LC Facility currently provides for letters of credit, which are subject to cash securitization. We provide our customers letters of credit under our LC Facility and surety bonds from financial institutions to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts.  With respect to a letter of credit under our LC Facility, any advance in the event of non-performance under a contract would become a direct obligation and reduction in our cash. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the Surety by us, which may require us to use our cash, cash equivalents or short-term investments.  When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. It has been increasingly difficult to obtain letter of credit and bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges, and given a majority of our backlog is at, or near, break-even or is in a loss position.  We can provide no assurances that necessary letters of credit or bonding capacity will be available to support future project requirements. See Note 5 and Note 8 of our Financial Statements in Item 8 and “Liquidity and Capital Resources” in Item 7 for further discussion of our LC Facility and surety bonds and Note 8 for further discussion of our MPSV dispute.

We may not be able to generate sufficient cash flow to meet our obligations.

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control.  During 2020, we experienced negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen or if we were to experience losses on our projects. See “Liquidity and Capital Resources” in Item 7 for further discussion of our business outlook.

In addition, On April 17, 2020, we entered into a $10.0 million PPP Loan with Whitney Bank. The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.  On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the SBA for review.  As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. See Note 5 of our Financial Statements in Item 8 and “Liquidity and Capital Resources” in Item 7 for further discussion of our PPP Loan and related loan forgiveness application.

If we do not receive forgiveness of the portion of the PPP Loan anticipated, it could have a significant impact on our operations, including requiring us to dedicate more of our cash balance and any cash flow from operations to payments on the PPP Loan, thereby reducing our liquidity and available cash flow to fund overhead costs and general corporate administrative expenses, working capital, capital expenditures, and initiatives to diversify and enhance our business.

Our strategy to monetize under-utilized assets, including the sale of assets held for sale, and rationalize under-utilized facilities to improve our facility utilization, could result in future losses or impairments and may not produce our desired results.

We are taking actions to monetize under-utilized assets.  At December 31, 2020, our assets held for sale totaled $8.2 million and primarily consisted of three 660-ton crawler cranes and two drydocks.  Further, our ongoing evaluation of under-utilized assets could result in the identification of additional assets for sale.  During 2020, we recorded impairments associated with our assets held for sale and assets classified as held for sale during the period. We can provide no assurances that we will successfully sell our assets held for sale, that we will be able to do so in accordance with our expected timeline or that we will recover the carrying value of the assets, which could result in additional impairments or losses.  Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive in any sale involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value.  See Note 3 of our Financial Statements in Item 8 for further discussion of our assets held for sale.

We are also taking actions to relocate assets, consolidate operations and rationalize under-utilized facilities to improve our facility and personnel utilization.  Such actions may include the closure or consolidation of one or more of our facilities and the termination of facility employees. During the fourth quarter 2020, we closed our Jennings Yard and Lake Charles Yard and relocated certain assets to our Houma Yards. We also relocated certain assets from our Shipyard Division to our Fabrication & Services Division, and we abandoned certain assets, within our Houma Yards to improve operational efficiency. In connection therewith, during 2020, we recorded impairments of certain assets associated with our Lake Charles Yard and Houma Yards.  See Note 3 of our Financial Statements in Item 8 for further discussion of our closure of the Jennings Yard and Lake Charles Yard. A facility closure or consolidation could result in future impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel.  Further, we can provide no assurances that any facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the closure or consolidation of a facility.

If we continue to be unable to maintain satisfactory utilization of our facilities or personnel, our results of operations and financial condition would be adversely affected.

In recent years we have experienced an under-utilization of our facilities and personnel and have not fully recovered our fixed overhead costs, due in part to the high fixed costs of our operations and the impact of the ongoing global pandemic caused by COVID-19 and low and volatile oil and gas prices. This has resulted in losses from our operations.  If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities would continue to be under-utilized, which could result in less profitable operations or ongoing losses from our operations.

We may be unable to successfully defend against claims made against us by customers or subcontractors, or recover claims made by us against customers or subcontractors.

Our projects are generally complex, and we may encounter difficulties in design, engineering, schedule changes and other factors, some of which may be beyond our control, that affect our ability to complete projects in accordance with contracted delivery schedules or to otherwise meet contractual performance obligations. We may bring claims against customers for additional costs incurred by us as a result of customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also incur claims with our subcontractors that are similar to those described above. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims. See “Legal Proceedings” in Item 3 for further discussion of our ongoing dispute with a customer related to the construction of two MPSVs.

Our employees and subcontractors work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

We work on projects with large mechanized equipment, moving vehicles, and dangerous processes, which can place our employees and subcontractors in challenging environments.  We maintain a safety assurance program designed to ensure the safety of our employees and subcontractors and to ensure that we remain in compliance with all applicable federal and state mandated safety regulations. If our safety assurance program fails, our employees, subcontractors and others may become injured, disabled or lose their lives, and our projects may be delayed, causing exposure to litigation or investigations by regulators.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and increase our operating costs.  In addition, our customers often require that we meet certain safety criteria in order to be eligible to bid contracts.  Our failure to maintain adequate safety standards, could result in lost project awards and customers or preclude us from tendering future bids.

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

Our operations require personnel with specialized skills and experience. In recent years we have reduced our skilled workforce in response to decreases in the utilization of our facilities. Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervisors and craft labor, primarily welders, pipe fitters and equipment operators. Reductions in our labor force may make it more difficult to increase our labor force to desirable levels during periods of expanding customer demand and increases in our backlog. During 2020, we began increasing our skilled workforce within our Shipyard Division to execute the division’s backlog, and in connection therewith, and in part due to COVID-19, we experienced an increase in employee absenteeism and turnover as well as challenges recruiting and hiring craft labor, which has impacted our productivity.

In periods of increased demand for construction labor, the supply of skilled labor becomes increasingly limited resulting in higher costs of labor, including increases in wage rates and the costs of recruiting or training to attract and retain qualified employees. Further, during times of higher demand for our services, if skilled labor become scarce, it could also increase our use of contract labor, which may have a higher cost and lower levels of productivity.

If we are unable to hire and retain necessary skilled labor, we may be unable to win new project awards and expand our operations.  Further, any shortage of skilled labor or ongoing challenges hiring and retaining skilled labor could negatively affect the quality, safety, timeliness and profitability of our projects.

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

In recent years, activist shareholders have placed increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices or to undertake certain corporate actions or reorganizations. There can be no assurances that activist shareholders will not publicly advocate for us to make additional corporate governance changes or engage in certain corporate actions. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel.  As of December 31, 2020, based on our review of public filings with the SEC, we believe over half of our stock is held by a combination of institutional investors, pooled investment funds, and certain other investors with a history of shareholder activism. One such investor has a Schedule 13D on file with the SEC that reserves that investor’s rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of its businesses, or suggestions for improving the Company’s financial and/or operational performance. We have a Cooperation Agreement in place with our largest shareholder that is set to expire at the 2021 annual meeting, if not terminated sooner.

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

Legal and Regulatory Risks

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

Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of others or conditions caused by others, or acts for which we were in compliance with applicable laws at the time such acts were performed. We believe that our present operations materially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has not resulted in a material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. It is also possible that the new Biden Administration will impose additional environmental regulations that will restrict federal oil and gas leasing, permitting or drilling practices on public lands, which could result in more stringent or costly restrictions, delays or cancellations to our operations. For example, President Biden has already issued orders temporarily suspending leasing or permitting of oil and gas activities on federal lands and waters, and the President has also proposed a moratorium on hydraulic fracturing on federal lands and waters. We are currently unable to predict whether these and other environmental regulations will have a material adverse effect on our future operations and financial results. See “Government and Environmental Regulation” in Item 1 for further discussion.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us.  We filed a response to the counterclaim denying all of the customer’s claims.  The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court.  The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 5, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review and reverse the trial court’s denial of the customer’s second motion.  We opposed the discretionary appellate review request of the customer, and that review, as well as the pending lawsuit, were stayed during the pendency of the customer’s Chapter 11 bankruptcy case that is referenced below.  However, the customer’s Chapter 11 bankruptcy plan was confirmed, and accordingly, the appellate matter and the lawsuit are no longer stayed.  The appellate court has since denied the customer’s appellate review request and the lawsuit will proceed in the ordinary course.  Discovery in connection with that lawsuit is ongoing and no trial date or other deadlines have been scheduled in connection with that lawsuit.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us in which it again sought to obtain possession of the vessels.  In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in state court where our lawsuit against the customer is currently pending.  On September 1, 2020, a hearing was held in connection with the motion to dismiss; however, the bankruptcy court’s decision was delayed to allow the parties an opportunity to mediate their dispute. The parties engaged in mediation until January 26, 2021 when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels.  The mediation between the parties was not successful.

See Note 8 of our Financial Statements in Item 8 for further discussion of this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” At February 23, 2021, there were 2,640 holders of our common stock (including 86 registered holders on the books and records of our transfer agent (excluding CEDE & Co.) and 2,554 accounts of banks, brokers, trustees or other nominees participating in the DTC system that hold shares of our common stock beneficially owned by others).

Issuer Purchases of Equity Securities

We had no repurchases of securities during the fourth quarter 2020. Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12.

Item 6. Selected Financial Data

Not applicable.

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

During 2019, we operated and managed our business through three operating divisions (“Fabrication,” “Shipyard” and “Services”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form an integrated new division called Fabrication & Services. As a result, we operate and manage our business through two operating divisions (“Shipyard” and “Fabrication & Services”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, the segment results (including the effects of eliminations) for our Fabrication and Services Divisions for each of 2019 and 2018 were combined to conform to the presentation of our reportable segments for 2020.  In addition to the division combination, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects were transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, results for these projects for 2019 (the projects had no results for 2018) were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Louisiana. In the fourth quarter 2020, we closed our Jennings Yard and Lake Charles Yard within our Shipyard Division. See Note 3 of our Financial Statements in Item 8 and below for further discussion of our closure of the Jennings Yard and Lake Charles Yard.

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

During the first quarter 2020, oil prices declined even further to historical lows due to a decline in demand for oil resulting in part from an unprecedented global health crisis caused by COVID-19. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time.  We operate in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Consistent with federal guidelines and with state and local orders to date, we have continued to operate across our footprint. However, the progression of and global response to COVID-19, and related contraction in oil demand, combined with depressed and volatile crude oil prices have had and may continue to have negative impacts on our operations. The extent to which COVID-19 and the related contraction in oil demand and the resulting reduction and volatility in crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable. This current level of uncertainty means the ultimate business and financial impacts of COVID-19 and the related contraction in oil demand and the depressed crude oil prices cannot be reasonably estimated at this time.

During 2020, COVID-19 significantly impacted our operations.  Specifically, as we have ramped up our workforce to support our longer duration projects, we have been impacted by physical distancing measures, higher employee absenteeism and turnover, as well as challenges recruiting and hiring craft labor, particularly within our Shipyard Division. Further, certain deliverables from third-party engineering firms supporting our projects have been delayed and our suppliers and subcontractors are being impacted by COVID-19, resulting in schedule delays and higher cost estimates for subcontracted services and materials. The more significant impacts to our projects associated with COVID-19 during 2020 are summarized below:

•

Towing, salvage and rescue ship projects – The cumulative effect of COVID-19 related impacts has resulted in disruptions, inefficiencies and lower than anticipated productivity and progress on our five towing, salvage and rescue ship projects, which are expected to have compounding effects over the duration of the projects and result in extensions of schedules and the re-sequencing of construction activities on the projects.  The re-sequencing of construction activities will require us to perform construction activities on a concurrent basis, which is less efficient and reduces our ability to incorporate the benefits of previous experience into each follow-on vessel.  These impacts have resulted in forecast cost increases on the projects. We have submitted a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of COVID-19; however, we can provide no assurances that we will be successful in recovering these costs.

•

Research Vessel Projects – Construction activities for our three research vessel projects have been delayed until production engineering achieves a satisfactory level of completion to limit impacts on construction, including disruption and rework.  These construction delays are expected to continue in the near term due to production engineering delays experienced by our customer’s engineering subcontractor as a result of COVID-19.  We are working with the customer to collectively assess the execution and schedule impacts to the projects due to these production engineering delays.

•

Harbor Tug Projects – Physical distancing measures associated with COVID-19 resulted in lower than anticipated productivity and progress on our final two harbor tug projects, resulting in extensions of schedules and forecast cost increases on the projects.  The final two projects were completed in October 2020 and January 2021, respectively.

•

Seventy-Vehicle Ferry Project and Two Forty-Vehicle Ferry Projects – The cumulative effect of COVID-19 related impacts has resulted in disruptions, inefficiencies and lower than anticipated productivity and progress on our seventy-vehicle ferry project and two forty-vehicle ferry projects, resulting in extensions of schedules and forecast cost increases on the projects.  Although we have received extensions of the project schedules, we have been unable to recover the cost impacts of COVID-19 on the projects.

While we believe it is likely that there will continue to be an impact from COVID-19 for the foreseeable future, as discussed above, we are unable to estimate the ultimate impacts on our productivity, schedules and costs on our projects over the longer-term if mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays and supplier and subcontractor disruptions continue as a result of COVID-19. See Note 2 of our Financials in Item 8 for further discussion of the impacts of the aforementioned on our projects, and “Risk Factors” in Item 1A and Note 1 of our Financial Statements in Item 8 for further discussion of the impacts of COVID-19 and reductions and volatility in crude oil prices.

In addition to the impacts of COVID-19 during 2020, our projects and operations were further impacted by the following:

•

Hurricanes – During the third quarter 2020, Hurricane Laura made landfall near our Lake Charles Yard as a high-end Category 4 hurricane, damaging primarily drydocks, warehouses, bulkheads and our ninth harbor tug project at our Lake Charles Yard.  In the fourth quarter 2020, we closed our Lake Charles Yard.  See Note 2 of our Financials in Item 8 for further discussion of the impacts of Hurricane Laura on our operations.

•

Overhead Crane Incident – During the third quarter 2020, our first forty-vehicle ferry project was damaged by an overhead crane, which disengaged from its tracks, and landed on the hull that was under construction.  See Note 2 of our Financial Statements in Item 8 for further discussion of the crane incident and the impact on our first forty-vehicle ferry project.

We continue to address these operational, market and economic challenges through a strategy focused on the following initiatives to:

•	Mitigate the impacts of COVID-19 on our operations, employees and contractors;
•	Improve and maintain our liquidity through cost reduction efforts and the sale of under-utilized assets;
•	Improve our resource utilization and centralize key project resources through the rationalization and integration of our facilities and operations;
•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures; and
•	Reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricate newbuild marine vessels for the government and other customers unrelated to the offshore oil and gas sector;
–	Fabricate foundations, secondary steel components and support structures for offshore wind developments; and
–	Fabricate structures in support of our customers as they make energy transitions away from fossil fuels.

See below for further discussion of these initiatives.

Progress on our Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have initiated measures that include ongoing communications with our leadership teams to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing some employees to work remotely) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities, implemented employee and visitor wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and initiated protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19. In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.
•	Pursuit of force majeure – We are providing appropriate notices to our customers and making the appropriate claims for extensions of schedule for our projects which have been impacted by COVID-19.
•

Loan agreement – In April 2020, we entered into a loan agreement for proceeds of $10.0 million (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. See “Liquidity and Capital Resources” below and Note 5 of our Financial Statements in Item 8 for further discussion of the PPP Loan.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at December 31, 2020, our cash and short-term investments totaled $51.2 million. To preserve our liquidity position, we have undertaken cost reduction initiatives (including reducing the compensation of our directors and executive officers and reducing the size of our board), monetized under-utilized assets and facilities and are maintaining an ongoing focus on project cash flow management. During 2020, we received proceeds of $1.7 million from the sale of assets held for sale, and at December 31, 2020, our assets held for sale totaled $8.2 million.  Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us important additional liquidity as a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital.

Efforts to improve our resource utilization and centralize our key project resources – We are improving our resource utilization and centralizing our key project resources through the rationalization and integration of our facilities and operations.

•

Closure of Jennings Yard and Lake Charles Yard – During the fourth quarter 2020, we closed our Jennings Yard and Lake Charles Yard.  The closures will consolidate our marine vessel construction and repair and maintenance activities in our Houma Yards, enabling us to maximize the utilization of our facilities and resources (including reducing overhead costs), combine our management and supervision talent in a single location, and improve our project execution.  See Note 3 of our Financial Statements in Item 8 for further discussion of our closure of the Jennings Yard and Lake Charles Yard.

•

Combination of our Fabrication Division and Services Division and Realignment of Projects – As discussed above, in the first quarter 2020, we combined our Fabrication and Services Divisions to form an integrated new division called Fabrication & Services.  The integration will enable us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing overhead costs) and improve project execution. In addition, as discussed above, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division.

Efforts to improve our competitiveness and project execution – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Our actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program to incorporate experiences gained from previous projects into current and future projects, and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience into the bidding and execution of future projects.

Efforts to reduce our reliance on the offshore oil and gas sector – We are pursuing several initiatives to reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector.

•

Fabrication of onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures is increasing; however, our pursuit of large project opportunities has been impacted by the timing and delay of certain opportunities due in part to COVID-19, volatile oil prices and an ongoing competitive market environment. We also continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. However, we do not expect large project opportunities to be awarded by customers until late 2021 or 2022. This timing may be impacted by ongoing uncertainty created by the volatility of oil prices and COVID-19. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance our resources as discussed above.

•

Fabrication of newbuild marine vessels for the government and other non-oil and gas related customers – We continue to pursue newbuild marine vessel opportunities for customers unrelated to the offshore oil and gas sector.  During the first quarter 2020, the U.S. Navy exercised its options for the construction of two additional towing, salvage and rescue ships. At December 31, 2020, nearly all of the backlog within our Shipyard Division was attributable to government and other customers unrelated to the offshore oil and gas sector, including the construction of three research vessels, five towing, salvage and rescue ships and three vehicle ferries.  During 2020, we also made capital improvements to our facilities associated primarily with erection sites and warehouse storage to support our backlog and future new project awards.

•

Fabrication of offshore wind foundations, secondary steel components and support structures – We continue to believe that current initiatives, and potential future requirements, to provide electricity from renewable and green sources will result in growth of offshore wind projects.  Furthermore, we believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our previous fabrication of wind turbine foundations for the first offshore wind project in the U.S. and the fabrication of a meteorological tower and platform for an offshore wind project. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities in the near term.

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

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term while ensuring the safety and well-being of our employees and contractors, which has been further challenged due to COVID-19. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•	Oil and gas prices and the level of volatility in such prices, including the impact of environmental regulations that restrict the oil and gas industry under the Biden Administration;
•	COVID-19, for which the ultimate business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets we are pursuing, including refining, petrochemical, LNG and industrial facilities, offshore wind developments and green energy;

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

In addition, in the near-term: (i) the utilization of our Shipyard Division will be adversely affected by temporary delays in construction activities for our three research vessel projects until engineering achieves further completion, (ii) the utilization of our Fabrication & Services Division will be impacted by the delay in timing of new project awards, and (iii) the utilization of both divisions and our projects will be impacted by inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with investments in key personnel and process improvement efforts to support our aforementioned initiatives. In addition, our gross profit for both divisions will be impacted in the near-term as certain projects within our backlog are in a loss position and a majority of our remaining backlog is at, or near, break-even gross profit.  Specifically, due to previous new project awards bid at competitive pricing (including the option exercises by our customer in the first quarter 2020 for two additional towing, salvage and rescue ships) and recent and previous project charges, approximately 30% of our backlog is in a loss position, 65% of our backlog is at, or near, break-even, and a majority of our remaining backlog is at a low gross profit margin.  Accordingly, this backlog will result in future revenue with low or no gross profit; however, we continue to focus on improvements to our personnel, processes and procedures to improve project gross profit.  Further, we have submitted a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover increased forecast costs associated with the impacts of COVID-19 on our five towing, salvage and rescue ship projects; however, we can provide no assurances that we will be successful in recovering these costs. Lastly, as discussed further within “New Awards and Backlog” below, during the first quarter 2021, the U.S. Navy determined it would not exercise the three remaining options under our contract, and accordingly, future new project awards are required to replace the previously anticipated U.S. Navy options for our Shipyard Division. See Note 2 of our Financial Statements in Item 8 and “Results of Operations” below for further discussion of our project charges and losses on projects.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and may differ from the value of future performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 8. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are contractually obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or reduction in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by Division for 2020 and 2019, are as follows (in thousands):

	Years Ended December 31,
Division	2020	2019
Shipyard	$140,428	$251,424
Fabrication & Services	66,654	132,659
Total New Awards	$207,082	$384,083

Backlog by Division at December 31, 2020 and 2019, is as follows (in thousands):

	December 31,
	2020		2019(2)
Division	Amount	Labor hours	Amount	Labor hours
Shipyard	$352,181	2,784	$373,969	2,507
Fabrication & Services	19,381	236	63,357	630
Total Backlog (1), (3)	$371,562	3,020	$437,326	3,137

Backlog at December 31, 2020, is expected to be recognized as revenue in the following periods (in thousands):

Year (4)	Total	Percentage
2021	$161,370	43.4%
2022	140,018	37.7%
Thereafter	70,174	18.9%
Total Backlog (1), (3)	$371,562	100.0%

(1)

At December 31, 2020, seven customers represented approximately 98% of our backlog and at December 31, 2019, eleven customers represented approximately 96% of our backlog. At December 31, 2020, backlog from the seven customers consisted of:

(i)

Construction of three regional class research vessels within our Shipyard Division. We estimate completion of the vessels in 2022 and 2023, subject to potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 8;

(ii)

Construction of five towing, salvage and rescue ships within our Shipyard Division. We estimate completion of the vessels in 2022, 2023 and 2024, subject to the potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 8;

(iii)

Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the vessels in 2021 and 2022, subject to the potential schedule impacts discussed further in “Overview” above and Note 2 of our Financial Statements in Item 8;

(iv)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2021;
(v)	Fabrication of modules for an offshore facility within our F&S Division. We estimate completion of the project in 2021;
(vi)	Material supply for an offshore jacket and deck within our F&S Division. We estimate completion of the project in 2021; and
(vii)	Fabrication of marine docking structures within our F&S Division. We estimate completion of the project in 2021.

(2)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, backlog as of December 31, 2019 for our former Fabrication and Services Divisions has been combined to conform to the presentation of our reportable segments for 2020. In addition, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects were transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, $13.4 million of backlog and 0.1 million labor hours associated with these projects as of December 31, 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See “Description of Operations” in Item 1 and Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

(3)

Backlog at December 31, 2019 for our Shipyard Division was $21.9 million higher than our remaining performance obligations under Topic 606 (the most comparable GAAP measure as presented in Note 2 of our Financial Statements in Item 8), as it included contracts for the construction of two MPSVs that are subject to purported notices of termination by our customer. We dispute the purported terminations and disagree with the customer’s reasons for the same. However, given the prolonged nature of the dispute we have removed the contracts from our backlog at December 31, 2020, and accordingly, backlog at December 31, 2020 is comparable to our performance obligations under Topic 606. See Note 8 of our Financial Statements in Item 8 and “Legal Proceedings” in Item 3 for further discussion of the dispute.

(4)

The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See “Risk Factors” in Item 1A for further discussion of our backlog.

Our contract for the construction of five towing, salvage and rescue ships contains options which grant our customer, the U.S. Navy, the right, if exercised, for the construction of three additional vessels at contracted prices. During the first quarter 2021, the U.S. Navy determined it would not exercise the three remaining options under our contract.  In connection therewith, we agreed to a change order with our customer to facilitate the transfer of technology, plans and know-how to the U.S. Navy to enable it to contract with other contractors for the construction of additional vessels.

Critical Accounting Policies

Our Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments based on historical experience and various other assumptions that we believe to be reasonable under the circumstances.  We also discuss the development and selection of our critical accounting policies with the Audit Committee of our Board of Directors.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

Revenue Recognition

General – Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue for our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers.”

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method (an input method), based on contract costs incurred to date compared to total estimated contract costs.  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims achievement of contractual performance requirements, and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 of our Financial Statements in Item 8 for discussion of projects with significant changes in estimated margins during 2020, 2019 and 2018.

T&M Contracts – Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration – Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives, and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved.

See Note 1 and Note 2 of our Financial Statements in Item 8 for further discussion of our revenue recognition policy.

Long-Lived Assets

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Long-lived assets, which include property, plant and equipment and our lease assets included within other noncurrent assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate.  See Note 3 of our Financial Statements in Item 8 for discussion of impairments of our long-lived assets.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

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

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation claims.  We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance.  To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 of our Financial Statements in Item 8 for discussion of insurance deductibles incurred during 2020 associated with damage caused by Hurricane Laura.

Fair Value Measurements

Our fair value determinations for financial assets and liabilities are based on the particular facts and circumstances. Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy are as follows:

•	Level 1 – inputs are based upon quoted prices for identical instruments traded in active markets.
•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.
•

Level 3 – inputs are based upon model-based valuation techniques for which significant assumptions are generally not observable in the market and typically reflect estimates and assumptions that we believe market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

See Note 1 of our Financial Statements in Item 8 for further discussion of our fair value measurements.

Results of Operations

Comparison of 2020 and 2019 (in thousands, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful are shown below as “nm” (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New Awards	$207,082	$384,083	$(177,001)	(46.1)%

Revenue	$250,959	$303,308	$(52,349)	(17.3)%
Cost of revenue	268,710	320,307	51,597	16.1%
Gross loss	(17,751)	(16,999)	(752)	(4.4)%
Gross loss percentage	(7.1)%	(5.6)%
General and administrative expense	13,858	15,628	1,770	11.3%
Impairments and (gain) loss on assets held for sale	4,130	17,528	13,398	nm
Other (income) expense, net	(8,580)	(134)	8,446	nm
Operating loss	(27,159)	(50,021)	22,862	45.7%
Interest (expense) income, net	(268)	531	(799)	nm
Loss before income taxes	(27,427)	(49,490)	22,063	44.6%
Income tax (expense) benefit	52	96	(44)	(45.8)%
Net loss	$(27,375)	$(49,394)	$22,019	44.6%

New Project Awards – New project awards for 2020 and 2019 were $207.1 million and $384.1 million, respectively.  Significant new project awards for 2020 include:

•	The exercise of options by the U.S. Navy for a fourth and fifth towing, salvage and rescue ship in the first quarter 2020 within our Shipyard Division,
•	Additional scopes of work for our research vessel projects in the fourth quarter 2020 within our Shipyard Division, and
•	A marine docking structures project and additional scopes of work for our offshore jacket and deck project in the second quarter 2020 within our Fabrication & Services Division.

Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019 within our Shipyard Division,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019 within our Shipyard Division,
•	A seventy-vehicle ferry in the third quarter 2019 within our Shipyard Division,
•	An offshore jacket and deck project and subsea components project in the first quarter 2019 within our Fabrication & Services Division,

•	Additional scopes of work for an onshore maintenance project in the third quarter 2019 within our Fabrication & Services Division, and
•	A material supply project and offshore modules project in the fourth quarter 2019 within our Fabrication & Services Division.

Revenue – Revenue for 2020 and 2019 was $251.0 million and $303.3 million, respectively, representing a decrease of $52.3 million. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $37.7 million, primarily attributable to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed in the first quarter 2020, and
•	Reduced offshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our offshore jacket and deck project, and
•	Higher revenue for our marine docking structures project, material supply project and offshore modules project.

Decreased revenue for our Shipyard Division of $14.8 million, primarily attributable to:

•	Lower revenue for our harbor tug projects as we had fewer vessels under construction,
•	Lower revenue for our ice-breaker tug project which was completed in the second quarter 2020 and towboat projects which were completed in 2019,
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

Gross loss – Gross loss for 2020 and 2019 was $17.8 million (7.1% of revenue) and $17.0 million (5.6% of revenue), respectively. The gross loss for 2020 was primarily due to:

•	Project charges of $16.6 million for our Shipyard Division,
•	A low margin backlog for our Shipyard Division and low revenue for our Fabrication & Services Division,
•

The partial under-recovery of overhead costs, primarily associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division, including:

−	Costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally in the third quarter 2020.
•	Holding costs of $0.7 million related to the two MPSV vessels which remain in our possession and are subject to dispute, and
•	Incremental direct costs associated with work-place monitoring, enhanced sanitization efforts and other measures related to COVID-19, offset partially by,
•	Project improvements of $2.7 million for our Fabrication & Services Division.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges of $16.6 million for 2020 for our Shipyard Division,
•	Lower revenue and an increase in the under-recovery of overhead costs for our Fabrication & Services Division, and
•	A lower margin mix (excluding the aforementioned project charges) for our Shipyard Division, offset partially by,
•	Project charges of $12.3 million and $4.9 million for 2019 for our Shipyard Division and Fabrication & Services Division, respectively,
•	The aforementioned project improvements of $2.7 million for 2020 for our Fabrication & Services Division, and
•	A higher margin mix (excluding the aforementioned project improvements) for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $13.9 million (5.5% of revenue) and $15.6 million (5.2% of revenue), respectively, representing a decrease of 11.3%. The decrease was primarily due to:

•	Cost reduction initiatives including combining our former Fabrication and Services Divisions,
•	Reduced professional fees associated with the evaluation of strategic alternatives, and
•	Other costs savings including reductions in board size and the salaries of our executives, offset partially by,
•	Higher incentive plan costs (due primarily to the 2019 period benefiting from the partial reversal of long-term incentives that were accrued in periods prior to 2019 but ultimately not earned), and
•	Higher legal and advisory fees and insurance costs.

General and administrative expense includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a contract dispute associated with our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $1.3 million and $1.4 million for 2020 and 2019, respectively, and are reflected within our Corporate Division. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute and Note 8 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2020 and 2019 was loss of $4.1 million and $17.5 million, respectively. The loss for 2020 was primarily due to:

•	Impairments of $1.4 million associated with assets held for sale within our Fabrication & Services Division,
•	Impairments of $0.9 million for certain fixed assets associated with the relocation and consolidation of such assets to improve operational efficiency within our Fabrication & Services Division,
•	Impairments of $1.0 million for lease assets and fixed assets (primarily drydocks) attributable to the closure of our Lake Charles Yard in the fourth quarter 2020 within our Shipyard Division,
•	Costs of $0.6 million primarily associated with the closures of our Jennings Yard and Lake Charles Yard in the fourth quarter 2020 within our Shipyard Division, and
•	A loss of $0.2 million on the sale of a barge and other assets held for sale within our Fabrication & Services Division.

The loss for 2019 was primarily due to:

•	Impairments of $9.3 million for assets held for sale, assets removed from held for sale and inventory within our Fabrication & Services Division,
•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard within our Shipyard Division,
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard within our Shipyard Division, and
•	An impairment of $0.3 million for an asset that was held for sale and sold within our Shipyard Division, offset partially by,
•	A gain of $0.4 million from the sale of assets held for sale within our Fabrication & Services Division.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale and closures of the Jennings Yard and Lake Charles Yard.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was income of $8.6 million and $0.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other income for 2020 was primarily due to:

•

A gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute.  The gain was offset partially by,

•

Charges of $1.3 million associated with damage caused by Hurricane Laura to our drydocks, warehouses, bulkheads and ninth harbor tug project at our Lake Charles Yard in the third quarter 2020. The charges relate to deductibles associated with our insurance coverages and our estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 8 for further discussion of the impacts of Hurricane Laura.

Other income for 2019 was primarily due to net gains on the sales of equipment.

Interest (expense) income, net – Interest (expense) income, net for 2020 and 2019 was expense of $0.3 million and income $0.5 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our LC Facility, and interest amortization associated with our long-term lease liability. The expense for 2020 relative to income for 2019 was primarily due to interest on our PPP Loan and lower interest rates and lower average cash and short-term investment balances for the 2020 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2020 and 2019 was a benefit of $0.1 million and $0.1 million, respectively. The tax benefits for 2020 and 2019 represent state income taxes. No federal income tax benefit was recorded for losses during 2020 or 2019 as a full valuation allowance was recorded against our net deferred tax assets generated during the periods. See Note 6 of our Financial Statements in Item 8 for further discussion of our NOLs, deferred tax assets and valuation allowance.

Operating Segments

Shipyard Division(1)

	Years Ended December 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New Awards	$140,428	$251,424	$(110,996)	(44.1)%

Revenue	$153,698	$168,466	$(14,768)	(8.8)%
Gross loss	(19,274)	(16,025)	(3,249)	(20.3)%
Gross loss percentage	(12.5)%	(9.5)%
General and administrative expense	1,980	2,445	465	19.0%
Impairments and (gain) loss on assets held for sale	1,639	7,920	6,281	nm
Other (income) expense, net	1,450	38	(1,412)	nm
Operating loss	(24,343)	(26,428)	2,085	7.9%

(1)

In the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division. Accordingly, revenue of $9.2 million and gross loss and operating loss of $5.1 million associated with these projects for 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $140.4 million and $251.4 million, respectively.  Significant new project awards for 2020 include:

•	The exercise of options by the U.S. Navy for a fourth and fifth towing, salvage and rescue ship in the first quarter 2020, and
•	Additional scopes of work for our research vessel projects in the fourth quarter 2020.

Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019, and
•	A seventy-vehicle ferry in the third quarter 2019.

Revenue – Revenue for 2020 and 2019 was $153.7 million and $168.5 million, respectively, representing a decrease of $14.8 million. The decrease was primarily due to:

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

Gross loss – Gross loss for 2020 and 2019 was $19.3 million (12.5% of revenue) and $16.0 million (9.5% of revenue), respectively. The gross loss for 2020 was primarily due to:

•	Project charges of $7.3 million related to forecast cost increases on our towing, salvage and rescue ship projects,
•	Project charges of $7.2 million related to forecast cost increases and liquidated damages on our two forty-vehicle ferry projects,
•	Project charges of $1.0 million related to forecast cost increases on our final two harbor tug projects,
•	Project charges of $1.1 million related to forecast cost increases on our seventy-vehicle ferry project,

•	A low margin backlog as all of our Shipyard Division’s backlog is at, or near, break-even or is in a loss position, and accordingly, results in revenue with low or no gross profit,
•	The partial under-recovery of overhead costs primarily due to:
−	The under-utilization of our facilities and resources due to construction delays for our three research vessel projects,
−	The under-utilization of our Jennings Yard and Lake Charles Yard which were closed in the fourth quarter 2020, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally in the third quarter 2020.
•	Holding costs of $0.7 million related to the two MPSV vessels which remain in our possession and are subject to dispute.

The increase in gross loss for 2020 relative to 2019 was primarily due to:

•	The aforementioned project charges of $16.6 million for 2020, and
•	A lower margin mix (excluding the aforementioned project charges), offset partially by,
•	Project charges of $12.3 million for 2019 on our forty-vehicle ferry projects, harbor tug projects, ice-breaker tug project and research vessel projects.
•

See Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $2.0 million (1.3% of revenue) and $2.4 million (1.5% of revenue), respectively, representing a decrease of 19.0%. The decrease was primarily due to our cost reduction initiatives.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2020 and 2019 was a loss of $1.6 million and $7.9 million respectively.  The loss for 2020 was primarily due to:

•	Impairments of $1.0 million for lease assets and fixed assets (primarily drydocks) attributable to the closure of our Lake Charles Yard in the fourth quarter 2020, and
•	Costs of $0.6 million primarily associated with the closures of our Jennings Yard and Lake Charles Yard in the fourth quarter 2020.

The loss for 2019 was primarily due to:

•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard,
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard, and
•	An impairment of $0.3 million for an asset that was held for sale and sold.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 was expense of $1.5 million, primarily due to charges of $1.3 million associated with damage caused by Hurricane Laura to our drydocks, warehouses, bulkheads and ninth harbor tug project at our Lake Charles Yard in the third quarter 2020. The charges relate to deductibles associated with our insurance coverages and our estimates of cost associated with uninsurable damage.  See Note 2 of our Financial Statements in Item 8 for further discussion of the impacts of Hurricane Laura.

Fabrication & Services Division(1)

	Years Ended December 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
New Awards	$66,654	$132,659	$(66,005)	(49.8)%

Revenue	$99,485	$137,169	$(37,684)	(27.5)%
Gross profit (loss)	1,523	(657)	2,180	nm
Gross profit (loss) percentage	1.5%	(0.5)%
General and administrative expense	3,172	4,308	1,136	26.4%
Impairments and (gain) loss on assets held for sale	2,491	8,933	6,442	nm
Other (income) expense, net	(10,033)	(202)	9,831	nm
Operating income (loss)	5,893	(13,696)	19,589	nm

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $9.2 million and gross loss and operating loss of $5.1 million associated with these projects for 2019 were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020. See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2020 and 2019 were $66.7 million and $132.7 million, respectively.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020, and
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020.

Significant new project awards for 2019 include:

•	An offshore jacket and deck project in the first quarter 2019,
•	A subsea components project in the first quarter 2019,
•	Additional scopes of work for an onshore maintenance project in the third quarter 2019, and
•	A material supply project and offshore modules project in the fourth quarter 2019.

Revenue – Revenue for 2020 and 2019 was $99.5 million and $137.2 million, respectively, representing a decrease of $37.7 million. The decrease was primarily due to:

•	Lower revenue for our paddlewheel river boat and subsea components projects that were completed in the first quarter 2020, and
•	Reduced offshore services activity and small fabrication project activity, offset partially by,
•	Higher revenue for our offshore jacket and deck project, and
•	Higher revenue for our marine docking structures project, material supply project and offshore modules project.

Gross profit (loss) – Gross profit for 2020 was $1.5 million (1.5% of revenue) and gross loss for 2019 was $0.7 million (0.5% of revenue), respectively. Gross profit for 2020 was primarily impacted by:

•	Project improvements of $1.2 million related to cost decreases, earned project incentives and the favorable resolution of change orders on our offshore jacket and deck project, and
•	Project improvements of $1.5 million related to cost decreases and the favorable resolution of change orders on our paddlewheel riverboat and subsea components projects, offset partially by,
•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs primarily due to:
−	The under-utilization of our facilities and resources due to low workhours,
−	Higher overhead costs associated with retaining salaried overhead and hourly craft employees to perform process improvements, special projects and facility maintenance and repairs, and
−	Lower utilization of our facilities and resources due to, and costs incurred to prepare for, Hurricane Laura, Hurricane Marco and Hurricane Sally.

Our Fabrication & Services Division utilization for 2020 and 2019 benefited by $1.2 million and $0.9 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects.

The gross profit for 2020 relative to the gross loss for 2019 was primarily due to:

•	The aforementioned project improvements of $2.7 million for 2020,
•	A higher margin mix (excluding the aforementioned project improvements), and
•	Project charges of $4.9 million for 2019 on our offshore jacket and deck project, subsea components project and paddlewheel riverboat project, offset partially by,
•	Lower revenue and an increase in the under-recovery of overhead costs due to lower activity.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2020 and 2019 was $3.2 million (3.2% of revenue) and $4.3 million (3.1% of revenue), respectively, representing a decrease of 26.4%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication and Services Divisions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2020 and 2019 was a loss of $2.5 million and $8.9 million, respectively.  The loss for 2020 was primarily due to:

•	Impairments of $1.4 million associated with assets held for sale,
•	Impairments of $0.9 million for certain fixed assets associated with the relocation and consolidation of such assets to improve operational efficiency, and
•	A loss of $0.2 million on the sale of a barge and other assets held for sale.

The loss for 2019 was primarily due:

•	Impairments of $9.3 million for assets held for sale, assets removed from held for sale and inventory, offset partially by,
•	A gain of $0.4 million from the sale of assets held for sale.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2020 and 2019 was income of $10.0 million and $0.2 million, respectively. Other income for 2020 was primarily due to a gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute. Other income for 2019 was primarily due to net gains on the sales of equipment.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2020	2019	Amount	Percent
Revenue (eliminations)	$(2,224)	$(2,327)	$103	4.4%
Gross loss	—	(317)	317	nm
Gross loss percentage	n/a	n/a
General and administrative expense	8,706	8,875	169	1.9%
Impairments and (gain) loss on assets held for sale	—	675	675	nm
Other (income) expense, net	3	30	27	nm
Operating loss	(8,709)	(9,897)	1,188	12.0%

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, the effects of related eliminations on our Corporate Division for 2019 have been conformed to the presentation of our reportable segments for 2020. See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

Gross loss – Gross loss for 2019 was $0.3 million and represents costs incurred by the Corporate Division to support our operating divisions.  Such costs are reflected within the operating divisions in 2020.

General and administrative expense – General and administrative expense for 2020 and 2019 was $8.7 million (3.5% of consolidated revenue) and $8.9 million (2.9% of consolidated revenue), respectively, representing a decrease of 1.9%. The decrease was primarily due to:

•	Reduced professional fees associated with the evaluation of strategic alternatives, and
•	Other cost savings including reductions in board size and the salaries of our executives, offset partially by,
•	Higher incentive plan costs (due primarily to the 2019 period benefiting from the partial reversal of long-term incentives that were accrued in periods prior to 2019 but ultimately not earned), and
•	Higher legal and advisory fees and insurance costs.

General and administrative expense includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a contract dispute associated with our MPSV projects which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $1.3 million and $1.4 million for 2020 and 2019, respectively. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute and Note 8 for further discussion of our MPSV dispute.

Comparison of 2019 and 2018 (in thousands, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful are shown below as “nm” (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%).

Consolidated

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
New Awards	$384,083	$355,090	$28,993	8.2%

Revenue	$303,308	$221,247	$82,061	37.1%
Cost of revenue	320,307	228,443	(91,864)	(40.2)%
Gross loss	(16,999)	(7,196)	(9,803)	(136.2)%
Gross loss percentage	(5.6)%	(3.3)%
General and administrative expense	15,628	19,015	3,387	17.8%
Impairments and (gain) loss on assets held for sale	17,528	(6,850)	(24,378)	nm
Other (income) expense, net	(134)	304	438	nm
Operating loss	(50,021)	(19,665)	(30,356)	(154.4)%
Interest (expense) income, net	531	(142)	673	nm
Loss before income taxes	(49,490)	(19,807)	(29,683)	(149.9)%
Income tax (expense) benefit	96	(571)	667	nm
Net loss	$(49,394)	$(20,378)	$(29,016)	(142.4)%

New Project Awards – New project awards for 2019 and 2018 were $384.1 million and $355.1 million, respectively.  Significant new project awards for 2019 include:

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019 within our Shipyard Division,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019 within our Shipyard Division,
•	A seventy-vehicle ferry in the third quarter 2019 within our Shipyard Division,
•	An offshore jacket and deck project and a subsea components project in the first quarter 2019 within our Fabrication & Services Division,
•	Additional scopes of work for an onshore maintenance project in the third quarter 2019 within our Fabrication & Services Division, and
•	A material supply project and offshore modules project in the fourth quarter 2019 within our Fabrication & Services Division.

Significant new project awards for 2018 include:

•	A towing, salvage and rescue ship for the U.S. Navy in the first quarter 2018 within our Shipyard Division,
•	The exercise of an option by Oregon State University for a second research vessel in the second quarter 2018 within our Shipyard Division,
•	The exercise of customer options for a ninth and tenth harbor tug in the second quarter 2018 within our Shipyard Division,

•	A towboat in the second quarter 2018 and the exercise of a customer option for a second towboat in the third quarter 2018 within our Shipyard Division,
•	Two forty-vehicle ferries in the fourth quarter 2018 within our Shipyard Division,
•	A meteorological tower and platform for an offshore wind project in the first quarter 2018 within our Fabrication & Services Division, and
•	The expansion of a paddlewheel riverboat in the third quarter 2018 within our Fabrication & Services Division.

Revenue – Revenue for 2019 and 2018 was $303.3 million and $221.2 million, respectively, representing an increase of 37.1%. The increase was primarily due to:

Increased revenue for our Shipyard Division of $62.8 million, primarily attributable to:

•	Progress on our research vessel projects, towing, salvage and rescue ship projects and forty-vehicle ferry projects, offset partially by,
•	Lower revenue for our harbor tug projects, and
•	No revenue for our two MPSV contracts which were suspended during the first quarter 2018.

Increased revenue for our Fabrication & Services Division of $29.6 million, primarily attributable to:

•	Progress on our paddle wheel riverboat project and jacket and deck project, offset partially by,
•	No revenue for our petrochemical modules project which was completed in 2018.

See Note 8 of our Financial Statements in Item 8 for further discussion of our MPSV dispute.

Gross loss – Gross loss for 2019 and 2018 was $17.0 million (5.6% of revenue) and $7.2 million (3.3% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Project charges of $12.3 million and $4.9 million within our Shipyard Division and Fabrication & Services Division, respectively,
•

The partial under-recovery of overhead costs (primarily associated with the under-utilization of our facilities within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division), and

•	Holding costs of $1.2 million related to the two MPSV vessels which remain in our possession and are subject to dispute.

The increase in gross loss relative to 2018 was primarily due to:

•	The aforementioned project charges of $17.2 million for 2019,
•	A lower margin mix for our Shipyard Division (excluding the aforementioned project charges), offset partially by,
•	Higher revenue and a reduction in the under-recovery of overhead costs due to higher activity,
•	A higher margin mix for our Fabrication & Services Division (excluding the aforementioned project charges), and
•	Project charges of $6.7 million and $2.4 million for 2018 within our Shipyard Division and Fabrication & Services Division, respectively.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2019 and 2018 was $15.6 million (5.2% of revenue) and $19.0 million (8.6% of revenue), respectively, representing a decrease of 17.8%. The decrease was primarily due to:

•	Lower incentive plan costs and board of director compensation costs, and
•	Lower legal and advisory fees related to customer disputes and shareholder matters, offset partially by,
•	Higher professional fees and other costs associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business.

General and administrative expense includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a contract dispute associated with our MPSV projects which are subject to purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes totaled $1.4 million and $1.7 million for 2019 and 2018, respectively, and were reflected within our Corporate Division in 2019 and our operating divisions in 2018. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute and Note 8 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $17.5 million and a gain of $6.9 million, respectively.

The loss for 2019 was primarily due to:

•	Impairments of $9.3 million for assets held for sale, assets removed from held for sale and inventory within our Fabrication & Services Division,
•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard within our Shipyard Division,
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard within our Shipyard Division, and
•	An impairment of $0.3 million for an asset that was held for sale and sold within our Shipyard Division, offset partially by,
•	A gain of $0.4 million from the sale of assets held for sale within our Fabrication & Services Division.

The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard within our Fabrication & Services Division; and
•

A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017 within our Fabrication & Services Division; offset partially by,

•	Impairments of $4.4 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold within our Fabrication & Services Division and Shipyard Division.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale.

Other (income) expense, net – Other (income) expense, net for 2019 and 2018 was income of $0.1 million and expense of $0.3 million, respectively.  Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  The income for 2019 and expense for 2018 was primarily due to net gains and net losses, respectively, on the sales of equipment.

Interest (expense) income, net – Interest (expense) income, net for 2019 and 2018 was income of $0.5 million and expense of $0.1 million, respectively.  The net interest income for 2019 was primarily due to interest earned on our cash and short-term investment balances, offset partially by interest amortization associated with our long-term lease liability.  The net interest expense for 2018 was primarily due to borrowings under our LC Facility during 2018.

Income tax (expense) benefit – Income tax (expense) benefit for 2019 and 2018 was a benefit of $0.1 million and expense of $0.6 million, respectively. The tax benefit for 2019 and expense for 2018 represent state income taxes. No federal income tax benefit was recorded for losses during 2019 or 2018 as a full valuation allowance was recorded against our deferred tax assets generated during the periods. See Note 6 of our Financial Statements in Item 8 for further discussion of our NOLs, deferred tax assets and valuation allowance.

Operating Segments

Shipyard Division(1)

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
New Awards	$251,424	$216,771	$34,653	16.0%

Revenue	$168,466	$96,424	$72,042	74.7%
Gross loss	(16,025)	(10,472)	(5,553)	(53.0)%
Gross loss percentage	(9.5)%	(10.9)%
General and administrative expense	2,445	2,801	356	12.7%
Impairments and (gain) loss on assets held for sale	7,920	964	(6,956)	nm
Other (income) expense, net	38	159	121	nm
Operating loss	(26,428)	(14,396)	(12,032)	(83.6)%

(1)

In the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division. Accordingly, revenue of $9.2 million and gross loss and operating loss of $5.1 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2019 and 2018 were $251.4 million and $216.8 million, respectively. Significant new project awards for 2019 include.

•	The exercise of options by the U.S. Navy for a second and third towing, salvage and rescue ship in the second quarter 2019,
•	The exercise of an option by Oregon State University for a third research vessel in the second quarter 2019, and
•	A seventy-vehicle ferry in the third quarter 2019.

Significant new project awards for 2018 include:

•	A towing, salvage and rescue ship for the U.S. Navy in the first quarter 2018,
•	The exercise of an option by Oregon State University for a second research vessel in the second quarter 2018,
•	The exercise of customer options for a ninth and tenth harbor tug in the second quarter 2018,
•	A towboat in the second quarter 2018 and the exercise of a customer option for a second towboat in the third quarter 2018, and
•	Two forty-vehicle ferries in the fourth quarter 2018.

Revenue – Revenue for 2019 and 2018 was $168.5 million and $96.4 million, respectively, representing an increase of 74.7%. The increase was primarily due to:

•	Progress on our research vessel projects, towing, salvage and rescue ship projects and forty-vehicle ferry projects, offset partially by,
•	Lower revenue for our harbor tug projects, and
•	No revenue for our two MPSV contracts which were suspended during the first quarter 2018.

See Note 8 of our Financial Statements in Item 8 for further discussion of our MPSV dispute.

Gross loss – Gross loss for 2019 and 2018 was $16.0 million (9.5% of revenue) and $10.5 million (10.9% of revenue), respectively.  The gross loss for 2019 was primarily due to:

•	Project charges of $4.9 million related to forecast cost increases and liquidated damages on our harbor tug projects,
•	Project charges of $5.1 million related to forecast cost increases and liquidated damages on our forty-vehicle ferry projects,
•	Project charges of $1.5 million related to forecast cost increases on our ice-breaker tug project,
•	Project charges of $0.8 million related to the reversal of gross profit recognized prior to 2019 on our research vessel projects,
•	Holding costs of $1.2 million related to the two MPSV vessels which remain in our possession and are subject to dispute, and
•	The partial under-recovery of overhead costs.

The increase in gross loss for 2019 relative to 2018 was primarily due to:

•	The aforementioned project charges of $12.3 million for 2019, and
•

A lower margin mix (excluding the aforementioned project charges) as project gross profit on our research vessel projects and towing, salvage and rescue ship projects was not material because the projects were approximately break-even, offset partially by,

•	Higher revenue and a reduction in the under-recovery of overhead costs due to higher activity, and
•	Project charges of $6.7 million for 2018 on our harbor tug projects.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2019 and 2018 was $2.4 million (1.5% of revenue) and $2.8 million (2.9% of revenue), respectively, representing a decrease of 12.7%. The decrease was primarily due to lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $7.9 million and $1.0 million, respectively.  The loss for 2019 was primarily due to:

•	Impairments of $4.6 million for lease assets and fixed assets attributable to our Jennings Yard,
•	Impairments of $3.0 million for lease assets and fixed assets (primarily drydocks) attributable to our Lake Charles Yard, and
•	An impairment of $0.3 million for an asset that was held for sale and sold.

The loss for 2018 was primarily due to impairments of assets held for sale and/or sold.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale.

Fabrication & Services Division(1)

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
New Awards	$132,659	$138,319	$(5,660)	(4.1)%

Revenue	$137,169	$126,695	$10,474	8.3%
Gross profit (loss)	(657)	4,607	(5,264)	nm
Gross profit (loss) percentage	(0.5)%	3.6%
General and administrative expense	4,308	7,973	3,665	46.0%
Impairments and (gain) loss on assets held for sale	8,933	(7,814)	(16,747)	nm
Other (income) expense, net	(202)	(110)	92	nm
Operating income (loss)	(13,696)	4,558	(18,254)	nm

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, segment results (including the effects of eliminations) for our Fabrication and Services Divisions for 2019 have been combined to conform to the presentation of our reportable segments for 2020.  In addition, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division.  Accordingly, revenue of $9.2 million and gross loss and operating loss of $5.1 million associated with these projects for 2019 was reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

New Project Awards – New project awards for 2019 and 2018 were $132.7 million and $138.3 million, respectively. Significant new project awards for 2019 include:

•	An offshore jacket and deck project in the first quarter 2019,
•	A subsea components project in the first quarter 2019,
•	Additional scopes of work for an onshore maintenance project in the third quarter 2019, and
•	A material supply project and offshore modules project in the fourth quarter 2019 within our Fabrication & Services Division.

Significant new project awards for 2018 include:

•	A meteorological tower and platform for an offshore wind project in the first quarter 2018, and
•	The expansion of a paddlewheel riverboat in the third quarter 2018.

Revenue – Revenue for 2019 and 2018 was $137.2 million and $126.7 million, respectively, representing an increase of 8.3%. The increase was primarily due to:

•	Progress on our paddle wheel riverboat project and jacket and deck project, offset partially by,
•	No revenue for our petrochemical modules project which was completed in 2018.

Gross loss (profit) – Gross loss for 2019 was $0.7 million (3.1% of revenue) and gross profit for 2018 was $4.6 million (6.3% of revenue), respectively. The gross loss for 2019 was primarily due to:

•	Project charges of $2.0 million related to forecast cost increases on our jacket and deck project,
•	Project charges of $1.3 million related to forecast cost increases on our paddle wheel riverboat project,
•	Project charges of $1.6 million related to forecast cost increases and liquidated damages on our subsea components project, and
•	The partial under-recovery of overhead costs.

The gross loss for 2019 relative to the gross profit for 2018 was primarily due to:

•	The aforementioned project charges of $4.9 million for 2019 (with no gross profit recognized on these projects during 2019), and
•	A lower margin mix (excluding the aforementioned project charges), offset partially by,
•	Higher revenue and a reduction in the under-recovery of overhead costs due to higher activity, and
•	Project charges of $2.4 million for 2018 on our petrochemical modules project.

See Note 2 of our Financial Statements in Item 8 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2019 and 2018 was $4.3 million (3.1% of revenue) and $8.0 million (6.3% of revenue), respectively, representing a decrease of 46%. The decrease was primarily due to:

•	Lower costs associated with our former EPC Division (which was combined with our Fabrication & Services Division in 2019),
•	Lower legal and advisory fees related to a customer dispute as the costs are reflected within the Corporate Division in 2019, and
•	Lower incentive plan costs and other cost reductions.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 and 2018 was a loss of $8.9 million and a gain of $7.8 million, respectively.  The loss for 2019 was primarily due:

•	Impairments of $9.3 million for assets held for sale, assets removed from held for sale and inventory, offset partially by,
•	A gain of $0.4 million from the sale of assets held for sale.

The gain for 2018 was primarily due to:

•	A gain of $3.9 million from the sale of our Texas South Yard and a gain of $4.1 million from the sale of our Texas North Yard, and
•	A gain of $3.6 million from the settlement of an insurance claim related to Hurricane Harvey damage at our South Texas Properties incurred during 2017, offset partially by,
•	Impairments of $3.5 million and a loss of $0.3 million related to inventory and assets held for sale and/or sold.

See Note 3 of our Financial Statements in Item 8 for further discussion of our impairments and assets held for sale.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable) Change
	2019	2018	Amount	Percent
Revenue (eliminations)	$(2,327)	$(1,872)	$(455)	(24.3)%
Gross loss	(317)	(1,331)	1,014	76.2%
Gross loss percentage	n/a	n/a
General and administrative expense	8,875	8,241	(634)	(7.7)%
Impairments and (gain) loss on assets held for sale	675	-	(675)	nm
Other (income) expense, net	30	255	225	nm
Operating loss	(9,897)	(9,827)	(70)	(0.7)%

(1)

In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form a new division called Fabrication & Services. Accordingly, the effects of related eliminations on our Corporate Division for 2019 and 2018 have been conformed to the presentation of our reportable segments for 2020. See Note 10 of our Financial Statements in Item 8 for further discussion of our realigned operating divisions.

Gross loss – Gross loss for 2019 and 2018 was $0.3 million and $1.3 million, respectively.  The decrease in gross loss relative to the 2018 period was primarily due to lower costs associated with supporting our former EPC Division (which was combined with our Fabrication & Services Division in 2019).

General and administrative expense – General and administrative expense for 2019 and 2018 was $8.9 million (2.9% of consolidated revenue) and $8.2 million (3.7% of consolidated revenue), respectively, representing an increase of 7.7%. The increase was primarily due to:

•	Increased legal and advisory fees related to customer disputes as the costs were reflected within the operating divisions in 2018, and
•	Higher professional fees and other cost associated with the evaluation of strategic alternatives and initiatives to diversify and enhance our business, offset partially by,
•	Lower incentive plan costs and board of director compensation costs.

General and administrative expense for 2019 includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a contract dispute associated with our MPSV projects which are subject to purported termination and for which construction has been suspended. Legal and advisory fees related to such disputes were reflected within our Corporate Division in 2019 and our operating divisions in 2018. See Note 1 of our Financial Statements in Item 8 for further discussion of our settlement of the completed project dispute and Note 8 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2019 was a loss of $0.7 million, primarily related to $0.5 million of amounts payable to our former chief executive officer in connection with his retirement during the fourth quarter 2019.  Such amounts were paid during 2020 and did not require any future service.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments, which   totaled $51.2 million at December 31, 2020. Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. At December 31, 2020, our working capital was $49.0 million and included $51.2 million of cash, cash equivalents and short-term investments, $8.2 million of assets held for sale and $5.5 million of current maturities of long-term debt. Excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt, our working capital at December 31, 2020 was negative $4.9 million, and consisted of net contract assets and contract liabilities (collectively, “Contracts in Progress”) of $52.4 million; contract receivables and retainage of $15.4 million; inventory, prepaid expenses and other assets of $5.1 million; and accounts payable, accrued expenses and other liabilities of $77.8 million.  The components of our working capital (excluding cash, cash equivalents, short-term investments, assets held for sale and current maturities of long-term debt) at December 31, 2020 and 2019, and changes in such amounts during 2020 and 2019, was as follows (in thousands):

	December 31,		Change During the Period(3)
	2020	2019	2020	2019
Contract assets	$67,521	$52,128	$(15,393)	$(22,146)
Contract liabilities(1)	(15,129)	(26,271)	(11,142)	9,426
Contracts in progress, net(2)	52,392	25,857	(26,535)	(12,720)
Contract receivables and retainage, net	15,393	26,095	10,702	(3,590)
Inventory, prepaid expenses and other assets	5,077	6,624	1,547	2,732
Accounts payable, accrued expenses and other liabilities	(77,784)	(71,573)	6,211	32,317
Total	$(4,922)	$(12,997)	$(8,075)	$18,739

(1)	Contract liabilities at December 31, 2020 and 2019, include accrued contract losses of $8.6 million and $6.4 million, respectively.
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

(4)

Accounts payable includes progress accruals associated with engineered equipment manufactured by vendors, and services provided by subcontractors, that are not contractually billable or have not been billed by the vendors and subcontractors. Such accruals totaled $48.5 million and $34.7 million at December 31, 2020 and December 31, 2019, respectively, and result in an increase in percentage of completion on our projects and an increase in our contract assets.

Fluctuations in our working capital, and its components, are not unusual in our business and are impacted by the size of our projects and the mix of our backlog. Our working capital is particularly impacted by the timing of new project awards and related payments in advance of performing work, and the subsequent achievement of billing milestones or project progress on backlog.  Working capital is also impacted at period-end by the timing of contract receivables collections and accounts payable payments on our projects.

Cash Flow Activity (in thousands):

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(19,008)	$(7,140)
Net cash provided by (used in) investing activities	$2,609	$(12,771)
Net cash provided by (used in) financing activities	$9,855	$(843)

Operating Activities – Cash used in operating activities for 2020 and 2019 was $19.0 million and $7.1 million, respectively, and was primarily due to the net impacts of the following:

2020 Activity

•

Operating loss excluding depreciation and amortization of $8.7 million, non-cash asset impairments of $3.3 million, net losses from asset sales of $0.2 million, and stock-based compensation expense of $1.1 million;

•

Increase in contract assets of $15.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our second and third towing, salvage and rescue ship projects and seventy-vehicle ferry project within our Shipyard Division, offset partially by decreased unbilled positions on our harbor tug projects within our Shipyard Division and paddlewheel riverboat project within our Fabrication & Services Division;

•

Decrease in contract liabilities of $11.1 million, primarily due to the unwind of advance payments on our third towing, salvage and rescue ship project and forty-vehicle ferry projects within our Shipyard Division and our offshore jacket and deck project and material supply project within our Fabrication & Services Division, offset partially by advance payments on our fifth towing, salvage and rescue ship project within our Shipyard Division;

•

Decrease in contract receivables and retainage of $10.7 million related to the timing of billings and collections on projects, primarily due to collections on our two forty-vehicle ferry projects within our Shipyard Division and our material supply project within our Fabrication & Services Division, offset partially by increased receivable positions on various other projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.6 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $7.6 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our three research vessel projects, fourth and fifth towing, salvage and rescue ship projects, and seventy-vehicle ferry project within our Shipyard Division, offset partially by decreased accounts payable positions for our two forty-vehicle ferry projects within our Shipyard Division and various other projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $1.6 million, primarily due to the collection of long-term retention that was billed and collected during 2020.

2019 Activity

•

Operating loss excluding depreciation and amortization expense of $9.6 million, bad debt expense of $0.1 million, non-cash asset impairments of $17.2 million, net gains from asset sales of $1.0 million, and stock-based compensation expense of $1.8 million;

•

Increase in contract assets of $22.1 million related to the timing of billings on projects, primarily due to increased unbilled positions on our three research vessel projects and first towing, salvage and rescue ship project within our Shipyard Division, offset partially by decreased unbilled positions on our harbor tug projects within our Shipyard Division;

•

Increase in contract liabilities of $9.4 million, primarily due to advance payments on our third towing, salvage and rescue ship project and advance payments and an increase in accrued contract losses on our forty-vehicle ferry projects within our Shipyard Division, and advance payments on two projects within our Fabrication & Services Division, offset partially by the unwind of advance payments on a project within our Fabrication & Services Division;

•

Increase in contract receivables and retainage of $3.7 million related to the timing of billings and collections on projects, primarily due to an increase in billings on two projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $2.6 million, primarily due to lower inventory for our Fabrication & Services Division;
•

Increase in accounts payable, accrued expenses and other current liabilities of $29.9 million, primarily due to the timing of payments and increased procurement activities and progress accruals for engineered equipment manufactured by vendors, for our three research vessel projects and three towing, salvage and rescue ship projects within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $1.5 million.

Investing Activities – Cash provided by investing activities for 2020 was $2.6 million, and cash used in investing activities for 2019 was $12.8 million. Cash provided by investing activities for 2020 was primarily due to the net maturities of short-term investments of $11.8 million and proceeds from the sale of fixed assets and assets held for sale of $2.0 million, offset partially by capital expenditures of $11.2 million.  Cash used in investing activities for 2019 was primarily due to the net purchase of short-term investments of $11.2 million and capital expenditures of $3.8 million, offset partially by proceeds from the sale of fixed assets and assets held for sale of $2.2 million.

Financing Activities – Cash provided by financing activities for 2020 was $9.9 million, and cash used in financing activities for 2019 was $0.8 million. Cash provided by financing activities for 2020 was due to our PPP Loan discussed further below.  Cash used in financing activities for 2019 was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities

LC Facility – On March 26, 2021, we amended our revolving credit facility with Hancock Whitney Bank (“Whitney Bank”). The facility previously provided for up to $40.0 million of borrowings or letters of credit and included certain quarterly financial covenants and restrictions on our ability to take certain actions.  In connection with the amendment, the facility was modified to provide for up to $20.0 million of letters of credit, subject to our cash securitization of existing and future letters of credit, and the maturity date was extended to June 30, 2023. The amended letter of credit facility (“LC Facility”) removed all financial covenants and other restrictions.  Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At December 31, 2020, we had $10.7 million of outstanding letters of credit under the LC Facility. See “Risk Factors” in Item 1A and Note 5 and Note 8 of our Financial Statements in Item 8 for further discussion of our LC Facility.

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

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021. During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 93% was related to payroll costs. On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the SBA for review. As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at December 31, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP. See Note 5 of our Financial Statements in Item 8 for further discussion of the PPP Loan.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At December 31, 2020, we had $291.2 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects which are subject to purported termination and for which construction has been suspended.  It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges, and given a majority of our backlog is at, or near, break-even or is in a loss position.  We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See “Risk Factors” in Item 1A and Note 8 of our Financial Statements in Item 8 for further discussion of our surety bonds and MPSV dispute.

Registration Statement

We have a shelf registration statement that is effective with the SEC that expires on November 27, 2023. The shelf registration statement enables us to issue up to $200.0 million in either debt or equity securities, or a combination thereof, from time to time subsequent to the filing of a prospectus supplement, which among other things, identifies the sales agent, specifies the number and value of securities that may be sold, and provides a time frame over which the securities may be offered.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the size of our board and reducing the compensation of our directors and executive officers), the sale of under-utilized assets and facilities and an improved overall cashflow position on our projects in backlog. In addition, at December 31, 2020, we continue to have $8.2 million of assets held for sale; however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us important additional liquidity as a strong balance sheet is required to execute our backlog and compete for new projects awards, and we experience significant monthly fluctuations in our working capital. The primary uses of our liquidity for 2021 and the foreseeable future are to fund:

•

Overhead costs associated with the under-utilization of our facilities within our Fabrication & Services Division and Shipyard Division, until we secure and/or begin to execute sufficient backlog to fully recover our overhead costs;

•	Capital expenditures (including enhancements to our Shipyard Division facilities to execute our backlog);
•	Accrued contract losses recorded at December 31, 2020;
•	Working capital requirements for our projects (including the unwind of advance payments on projects);
•	Legal and other costs associated with our MPSV dispute; and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

A significant portion of our capital expenditures of $11.2 million for 2020 represent capital investments required by our contract for our five towing, salvage and rescue ships, primarily for the construction of vessel erection sites and a warehouse for storage.  While the capital investments were required by the contracts, the assets will benefit our construction operations going forward.  In addition, $0.9 million of our capital expenditures for 2020 were associated with retaining hourly craft employees to perform capital improvements to our facilities and drydocks. We anticipate capital expenditures of $3.0 million to $5.0 million for 2021. Further investments in equipment and facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at December 31, 2020, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2021 and 2022, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by COVID-19 and low and volatile oil prices. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Item 8. Financial Statements and Supplementary Data

In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-30 and are incorporated herein by reference. See Index to Financial Statements on page 48.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer and persons performing similar functions (the “Code of Ethics”) and a Code of Business Conduct and Ethics, which applies to all employees and directors, including the Chief Executive Officer, the Chief Financial Officer, the Chief Accounting Officer and persons performing similar functions. These codes are available to the public on our Internet website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our website. Such information will remain available on our website for at least twelve months.

The remaining information called for by this item may be found in our definitive proxy statement prepared in connection with our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information regarding security ownership of certain beneficial owners and management called for by this item may be found in our definitive proxy statement prepared in connection with our 2021 annual meeting of shareholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about our shares of common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	615,644		N/A	1,611,928
Equity compensation plans not approved by security holders	—			—
Total	615,644	(1)		1,611,928	(2)

(1)	Represents shares issuable pursuant to the terms of outstanding restricted stock awards. These awards are not reflected in the next column as they do not have an exercise price.
(2)	Represents aggregate shares available for future issuance under our Incentive Plans at December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2021 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2021 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Our required financial statement schedules and exhibits are filed as part of this Report as detailed in our Exhibit Index on page E-1.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for fixed-price and unit-rate contracts
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for fixed-price and unit-rate contracts over time using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Under this approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete the contracts. Significant estimates impacting the costs to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.

Auditing management’s estimate of the progress towards completion of fixed-price and unit-rate contracts was complex and subjective because of the judgment required to evaluate management’s determination of the estimated costs to complete such contracts. Further, the evaluation of significant estimates impacting the costs to complete a contract discussed above involved significant auditor judgment.

How We Addressed the Matter in Our Audit

To test the Company’s estimated costs to complete fixed-price and unit-rate contracts, our audit procedures included, among others, evaluating the significant estimates discussed above used to develop the estimated costs to complete and testing the completeness and accuracy of the underlying data. To evaluate the significant estimates, we performed audit procedures that included, among others, comparing amounts to supporting documentation, conducting interviews with project personnel, analyzing trends of labor productivity, inspecting support for estimates of project contingencies, and performing lookback analyses by comparing historical actual costs to previous estimates. We also involved our specialists in evaluating the estimated costs to complete certain contracts.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1997.

New Orleans, Louisiana

March 29, 2021

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$43,159	$49,703
Short-term investments	7,998	19,918
Contract receivables and retainage, net	15,393	26,095
Contract assets	67,521	52,128
Prepaid expenses and other assets	2,815	3,948
Inventory	2,262	2,676
Assets held for sale	8,214	9,006
Total current assets	147,362	163,474
Property, plant and equipment, net	67,458	70,484
Other noncurrent assets	16,523	18,819
Total assets	$231,343	$252,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,114	$61,542
Contract liabilities	15,129	26,271
Accrued expenses and other liabilities	7,670	10,031
Long-term debt, current	5,499	—
Total current liabilities	98,412	97,844
Long-term debt, noncurrent	4,501	—
Other noncurrent liabilities	2,068	2,248
Total liabilities	104,981	100,092
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,359 issued and outstanding at December 31, 2020 and 15,263 at December 31, 2019	11,223	11,119
Additional paid-in capital	104,072	103,124
Retained earnings	11,067	38,442
Total shareholders’ equity	126,362	152,685
Total liabilities and shareholders’ equity	$231,343	$252,777

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$250,959	$303,308	$221,247
Cost of revenue	268,710	320,307	228,443
Gross loss	(17,751)	(16,999)	(7,196)
General and administrative expense	13,858	15,628	19,015
Impairments and (gain) loss on assets held for sale	4,130	17,528	(6,850)
Other (income) expense, net	(8,580)	(134)	304
Operating loss	(27,159)	(50,021)	(19,665)
Interest (expense) income, net	(268)	531	(142)
Loss before income taxes	(27,427)	(49,490)	(19,807)
Income tax (expense) benefit	52	96	(571)
Net loss	$(27,375)	$(49,394)	$(20,378)
Per share data:
Basic and diluted loss per common share	$(1.79)	$(3.24)	$(1.36)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2018	14,910	$10,823	$100,456	$108,214	$219,493
Net loss	—	—	—	(20,378)	(20,378)
Vesting of restricted stock	180	(81)	(729)	—	(810)
Stock-based compensation expense	—	279	2,516	—	2,795
Balance at December 31, 2018	15,090	$11,021	$102,243	$87,836	$201,100
Net loss	—	—	—	(49,394)	(49,394)
Vesting of restricted stock	173	(79)	(716)	—	(795)
Stock-based compensation expense	—	177	1,597	—	1,774
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net loss	—	—	—	(27,375)	(27,375)
Vesting of restricted stock	96	(8)	(66)	—	(74)
Stock-based compensation expense	—	112	1,014	—	1,126
Balance at December 31, 2020	15,359	$11,223	$104,072	$11,067	$126,362

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(27,375)	$(49,394)	$(20,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	8,617	9,564	10,350
Other amortization, net	63	50	80
Bad debt expense	—	59	30
Asset impairments	3,310	17,223	4,445
(Gain) loss on assets held for sale, net	228	(369)	(7,724)
Gain on insurance recoveries	—	—	(3,571)
(Gain) loss on sale of fixed assets and other assets, net	(2)	(584)	268
Stock-based compensation expense	1,126	1,774	2,795
Changes in operating assets and liabilities:
Contract receivables and retainage, net	10,702	(3,650)	2,962
Contract assets	(15,393)	(22,145)	(26,932)
Prepaid expenses, inventory and other current assets	1,644	2,556	(3,162)
Accounts payable	10,042	30,950	10,515
Contract liabilities	(11,142)	9,425	12,371
Accrued expenses and other current liabilities	(2,427)	(1,099)	(3,352)
Noncurrent assets and liabilities, net (including long-term retainage)	1,599	(1,500)	911
Net cash used in operating activities	(19,008)	(7,140)	(20,392)
Cash flows from investing activities:
Capital expenditures	(11,212)	(3,790)	(3,481)
Proceeds from sale of property, plant and equipment	2,020	2,217	85,247
Purchases of short-term investments	(58,751)	(65,284)	(9,610)
Maturities of short-term investments	70,552	54,086	1,200
Recoveries from insurance claims	—	—	9,362
Net cash provided by (used in) investing activities	2,609	(12,771)	82,718
Cash flows from financing activities:
Proceeds from borrowings	10,000	—	15,000
Repayment of borrowings	—	—	(15,000)
Payment of financing cost	(71)	(48)	(42)
Tax payments for vested stock withholdings	(74)	(795)	(810)
Net cash provided by (used in) financing activities	9,855	(843)	(852)
Net increase (decrease) in cash and cash equivalents	(6,544)	(20,754)	61,474
Cash and cash equivalents, beginning of period	49,703	70,457	8,983
Cash and cash equivalents, end of period	$43,159	$49,703	$70,457
Supplemental cash flow information:
Interest paid	$376	$470	$352
Income taxes paid (refunds received), net	$(971)	$63	$6
Reclassification of property, plant and equipment to assets held for sale	$2,115	$294	$—
Reclassification of assets held for sale to property, plant and equipment	$—	$1,162	$866
Accounts payable included in capital expenditures	$153	$1,623	$—
Reclassification of accrued expenses to assets held for sale	$—	$—	$3,245

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures, modules and marine vessels, and a provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial, power and marine operators; EPC companies; and certain agencies of the U.S. government. We operate and manage our business through two operating divisions (“Shipyard” and “Fabrication & Services”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. See Note 3 for discussion of our closures of the Jennings Yard and Lake Charles Yard.

Significant projects in our backlog include the fabrication of modules for an offshore facility and marine docking structures; material supply for an offshore jacket and deck; and construction of three regional class research vessels, three vehicle ferries, and five towing, salvage and rescue ships.  Projects completed in recent years include the expansion of a paddlewheel riverboat; fabrication of an offshore jacket and deck, modules for a petrochemical facility, and a meteorological tower and platform for an offshore wind project, and construction of ten harbor tugs, an ice-breaker tug and two towboats. Other completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two technologically advanced OSVs, two of the largest liftboats servicing the Gulf of Mexico (“GOM”), one of the deepest production jackets in the GOM, and the first single point anchor reservoir hull fabricated in the U.S.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“GAAP”).

Liquidity Outlook

In recent years our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant under-utilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity (including further reducing the compensation of our executive officers and directors and reducing the size of our board), reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize key project resources (including the closures of our Jennings Yard and Lake Charles Yard and combination of our former Fabrication and Services Divisions), and improve our competitiveness and project execution. See Note 10 for discussion of our realigned reportable segments and Note 3 for discussion of our closures of the Jennings Yard and Lake Charles Yard. These initiatives are ongoing, and while our ability to achieve our goals has been negatively impacted by the ongoing global coronavirus pandemic (“COVID-19”) and volatile oil prices (discussed further below) and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Use of Estimates

General – The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We believe our most significant estimates and judgments are associated with revenue recognition for our contracts, including application of the percentage-of-completion method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims and liquidated damages; fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale; determination of deferred income tax assets, liabilities and related valuation allowances; reserves for bad debts; liabilities related to self-insurance programs; and the impacts of COVID-19 and volatile oil prices on our business, estimates and judgments as discussed further below. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

COVID-19 and Volatile Oil Prices – COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. In March 2020, the World Health Organization declared COVID-19 a pandemic and the U.S. President announced a national emergency relating to COVID-19. National, state and local authorities recommended physical distancing and many authorities imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. Authorities in some areas of the U.S. began to relax these restrictions in the second quarter 2020. However, the country, including areas where we have our headquarters and operating facilities, experienced multiple periods of resurgence in the numbers of cases of the virus in both the third and fourth quarters of 2020.  Authorities have reacted to these resurgences by deferring the phasing out of these restrictions and, in some instances, re-imposing quarantine and isolation measures during the fourth quarter 2020. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration. Moreover, governmental and commercial responses to COVID-19 have exacerbated the already weakened condition of the energy industry, further reducing the demand for oil, and further depressing and creating volatility in oil prices. On June 8, 2020, the National Bureau of Economic Research indicated that the U.S. economy entered a recession in February 2020, and the duration and severity of this recession, which is ongoing, remains unclear at this time. Any prolonged period of economic slowdown or recession could have a significant adverse effect on our financial condition and financial condition of our customers, subcontractors and other counterparties. The longer-term effectiveness of economic stabilization efforts, including government payments to impacted citizens and industries, is uncertain. Although the U.S. Food and Drug Administration has authorized three COVID-19 vaccines for emergency use, the overall supply of these vaccines may be limited or otherwise hampered by delivery issues, and distribution may therefore be delayed.  Even with widespread distribution and acceptance of these vaccines, their long-term efficacy is unknown.   The extent to which COVID-19 and the related contraction in oil demand and the resulting reduction and volatility in crude oil prices may adversely impact our business, prospects, financial condition, operating results and cash flows depends on future developments that are highly uncertain and unpredictable.  This current level of uncertainty means the ultimate business and financial impacts of COVID-19 and reduction and volatility in crude oil prices cannot be reasonably estimated at this time, but have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply disruptions and unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Events and changes in circumstances arising after this Report resulting from the impacts of COVID-19 and volatile oil prices, if any, will be reflected in management’s estimates for future periods.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities.  See Note 9 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents and Short-term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2020, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity, and it is not more likely than not that we would be required to sell the investments prior to their maturity.   The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Allowance for Doubtful Accounts

In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We routinely review individual contract receivable balances for collectability and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, and economic conditions in general. See Note 2 for further discussion of our allowance for doubtful accounts.

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

Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”).

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

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and our lease assets included within other noncurrent assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate.  See Note 3 for further discussion of our long-lived asset impairments.

Leases

We record a right-of-use asset and an offsetting lease liability on our Balance Sheet equal to the present value of our lease payments for leases with an original term of longer than twelve months. We do not record an asset or liability for leases with an original term of twelve months or less and we do not separate lease and non-lease components for our leases. Our lease assets are reflected within other noncurrent assets, and the current and noncurrent portions of our lease liabilities are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 4 for further discussion of our lease assets and liabilities.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Fair Value Measurements

Fair value determinations for financial assets and liabilities are based on the particular facts and circumstances. Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement.  The three levels of the valuation hierarchy are as follows:

•	Level 1 – inputs are based upon quoted prices for identical instruments traded in active markets.
•	Level 2 – inputs are based upon quoted prices for similar instruments in active markets and model-based valuation techniques for which all significant assumptions are observable in the market.
•

Level 3 – inputs are based upon model-based valuation techniques for which significant assumptions are generally not observable in the market and typically reflect estimates and assumptions that we believe market participants would use in pricing the asset or liability. These include discounted cash flow models and similar valuation techniques.

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. We determined that our impairments of inventory, long-lived assets and assets held for sale are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 3 for further discussion of impairments of our inventory, long-lived assets and assets held for sale.

Revenue Recognition

General – Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M.  Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”).

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, provisions of Topic 606 specify which goods and services are distinct and represent separate performance obligations (representing the unit of account in Topic 606) within a contract and which goods and services (which could include multiple contracts or agreements) should be aggregated. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue for performance obligations satisfied over time are recognized as the work progresses. Revenue for performance obligations that do not meet the criteria for over time recognition are recognized at a point-in-time when a performance obligation is complete and the customer has obtained control of a promised asset.

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during 2020, 2019 and 2018.

T&M Contracts – Revenue for our T&M contracts is recognized at contracted rates when the work is performed, the costs are incurred and collection is reasonably assured. Our T&M contracts provide for labor and materials to be billed at rates specified within the contract. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Variable Consideration – Revenue and gross profit for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of our unapproved change orders, claims, incentives and liquidated damages.

Additional Disclosures – Topic 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2020 and 2019, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. For 2020, other (income) expense also includes a gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015 and charges of $1.3 million associated with damage caused by Hurricane Laura.  See Note 2 for further discussion of the impacts of Hurricane Laura.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

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

New Accounting Standards

Financial instruments – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

Income taxes – In December 2019, the FASB issued ASU 2019-12, “Income Taxes,” to simplify the accounting for income taxes by removing certain exceptions to the general principles and simplify areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. The new standard will be effective for us in the first quarter 2021. We do not believe the new standard will have a material effect on our financial position, results of operations or related disclosures.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for 2020, 2019 and 2018 (in thousands):

	Year Ended December 31, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate (1)	$151,508	$66,790	$(148)	$218,150
T&M (2)	2,190	25,294	(388)	27,096
Other	—	7,401	(1,688)	5,713
Total	$153,698	$99,485	$(2,224)	$250,959

	Year Ended December 31, 2019 (3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate (1)	$161,839	$86,211	$(430)	$247,620
T&M (2)	6,627	41,014	—	47,641
Other	—	9,944	(1,897)	8,047
Total	$168,466	$137,169	$(2,327)	$303,308

	Year Ended December 31, 2018 (3)
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate (1)	$88,887	$77,318	$(700)	$165,505
T&M (2)	7,537	43,481	—	51,018
Other	—	5,896	(1,172)	4,724
Total	$96,424	$126,695	$(1,872)	$221,247

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.
(3)	See Note 10 for discussion of our realigned operating divisions.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at December 31, 2020 (in thousands).

Segment	Performance Obligations
Shipyard	$352,181
F&S	19,381
Total	$371,562

We expect to recognize revenue for our remaining performance obligations at December 31, 2020, in the following periods (in thousands):

Year	Total
2021	$161,370
2022	140,018
2022 and beyond	70,174
Total	$371,562

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to uncompleted contracts at December 31, 2020 and 2019 is as follows (in thousands):

	December 31,
	2020	2019
Costs incurred on uncompleted contracts	$328,229	$386,932
Estimated loss incurred to date	(19,617)	(48,895)
Sub-total	308,612	338,037
Billings to date	(256,220)	(295,136)
Deferred revenue (1)	—	(4,592)
Total	$52,392	$38,309

The above amounts are included within the following captions on our Balance Sheet at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Contract assets (2)	$67,521	$52,128
Contract liabilities (2), (3), (4)	(15,129)	(26,271)
Sub-total	52,392	25,857
Contract assets, noncurrent (1)	—	12,452
Total	$52,392	$38,309

(1)

We have contracts for the construction of two MPSVs that are subject to purported termination by our customer.  Our net contract asset, accrued contract losses and deferred revenue balances at the time of the customer’s purported terminations of the contracts totaled $12.5 million and such amount has been reflected within other noncurrent assets on our Balance Sheet at December 31, 2020 and 2019.  Although the net contract asset of $12.5 million was included within other noncurrent assets on our Balance Sheet at December 31, 2020, the information with respect to such contracts is not presented in the tables above at December 31, 2020 given the prolonged nature of the dispute. See Note 8 for further discussion of our MPSV contracts.

(2)

The increase in contract assets compared to December 31, 2019, was primarily due to increased unbilled positions on three projects in our Shipyard Division, offset partially by decreased unbilled positions on four projects in our Shipyard Division and a project in our Fabrication & Services Division. The decrease in contract liabilities compared to December 31, 2019, was primarily due to the unwind of advance payments on two projects in our Shipyard Division and two projects in our Fabrication & Services Division, offset partially by advance payments on a project in our Shipyard Division.

(3)

Revenue recognized during 2020, 2019 and 2018 related to amounts included in our contract liabilities balance at December 31, 2019, 2018 and 2017, was $18.2 million, $14.3 million and $5.1 million, respectively.

(4)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contract liabilities at December 31, 2020 and 2019, includes accrued contract losses of $8.6 million and $6.4 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Significant Customers

We are not dependent on any one customer, and the revenue derived from each customer varies from year to year based on new project awards for each customer.  However, for 2020, 2019 and 2018, certain customers individually accounted for 10% or more of our consolidated revenue as follows (in thousands):

	Years Ended December, 31
Customer	2020	2019	2018
A	$37,986	$52,310	*
B	77,342	39,897	*
C	*	36,175	49,123
D	*	34,448	*
E	*	*	25,873
F	*	*	23,279
G	*	*	*

*	The customer revenue was less than 10% of consolidated revenue for the year.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for 2020, 2019 and 2018, and our allowance for doubtful accounts at December 31, 2020 and 2019, were not significant.

Variable Consideration

For 2019, 2018 and 2017, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2020 and 2019, certain uncompleted projects reflected a reduction in contract price for liquidated damages of $0.6 million and $12.9 million, respectively, of which $11.2 million of the liquidated damages at December 31, 2019 relate to purported liquidated damages on our contracts for the construction of two MPSVs that are subject to purported notices of termination by our customer.  As discussed under “Contract Assets and Liabilities” above, we had a net contract asset at December 31, 2020 and 2019, of $12.5 million (inclusive of the impact of the purported liquidated damages previously recorded) related to these contracts; however, the liquidated damages with respect to these contracts is not presented in our variable consideration disclosure at December 31, 2020. See Note 8 for further discussion of our MPSV contracts.

Changes in Project Estimates

Changes in Estimates for 2020 – For 2020, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $16.6 million and positively impacted operating results for our Fabrication & Services Division by $2.7 million.  The changes in estimates were associated with the following:

Shipyard Division

•

Towing, Salvage and Rescue Ship Projects – Negative impact for 2020 of $7.3 million resulting from increased forecast costs for our five towing, salvage and rescue ship projects, primarily associated with increased craft labor and subcontracted services costs and extensions of schedules.  The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects and higher cost estimates for subcontracted services resulting from the current and forecasted impacts of COVID-19 associated primarily with engineering delays, increased employee and contractor absenteeism and turnover, challenges recruiting and hiring craft labor, physical distancing measures, and disruption and inefficiencies related to the aforementioned and the need to re-sequence construction activities. The impacts were also due to additional anticipated craft labor associated with more complex piping and other construction activities identified as we achieved further completion of production engineering.  We have submitted a request for equitable adjustment to our customer, the U.S. Navy, to extend our project schedules and recover the increased forecast costs associated with the impacts of COVID-19; however, we can provide no assurances that we will be successful recovering these costs. Our forecasts at December 31, 2020 do not reflect potential future benefits, if any, from the favorable resolution of the request for equitable adjustment. Our forecasts reflect minimal craft labor productivity improvements from the first vessel to each follow-on vessel. At December 31, 2020, the projects were at varying stages of completion ranging from approximately 10% to 60% and are forecast to be completed at varying dates from 2022 through 2024, subject to the potential schedule impacts referenced above. The first three vessels were in a loss position at December 31, 2020 and our reserve for estimated losses was $3.2 million. The last two vessels were approximately break-even. If future craft labor productivity and subcontractor costs differ from our current estimates, piping or other construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates or our schedules are further extended, the projects would experience further losses.  See “Other Project Matters” below for further discussion of our towing, salvage and rescue ship projects.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Harbor Tug Projects – Negative impact for 2020 of $1.0  million resulting from increased forecast costs for our final two (ninth and tenth) harbor tug projects in our Jennings Yard, primarily associated with increased craft labor and subcontracted services costs and extensions of schedules.  The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from the wind down of the Jennings Yard in connection with its closure in the fourth quarter 2020 and the impacts of COVID-19 associated primarily with physical distancing measures. The ninth vessel was completed in the fourth quarter 2020 and the tenth vessel was completed in January 2021.

•

Forty-Vehicle Ferry Projects – Negative impact for 2020 of $7.2 million resulting from increased forecast costs and forecast liquidated damages for our two forty-vehicle ferry projects ($6.2 million for the first vessel and $1.0 million for the second vessel), primarily associated with increased craft labor and material costs and extensions of schedules.  The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from the current and forecasted impacts of COVID-19 and additional factors specific to each vessel as described further below:

-

Second Forty-Vehicle Ferry Project (see discussion of first vessel below) – The impacts for the second vessel were also due to construction rework and disruptions caused by structural design deficiencies for the vessel, which resulted in deflection issues within the plating of the vessel. We believe the impacts of the design deficiencies should be the responsibility of the customer. Accordingly, we will be submitting a claim to our customer to extend our project schedules and recover the increased forecast costs associated with the impacts of the design deficiencies; however, we can provide no assurances that we will be successful recovering these costs. Our forecast at December 31, 2020 does not reflect potential future benefits, if any, from the favorable resolution of the claim.  At December 31, 2020, the second vessel was approximately 80% complete and is forecast to be completed in the second quarter 2021.

-

First Forty-Vehicle Ferry Project – The impacts for the first vessel were also due to construction rework, including reconstruction of previously completed portions of the vessel, resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels.  The previous construction activities were performed by our former Fabrication Division prior to transferring management and project execution responsibility of the vessels to our Shipyard Division in the first quarter 2020 as discussed further in Note 10. The impacts were also due to the determination that construction of a new hull for the vessel is the most appropriate course of action as further discussed below.

During the third quarter 2020, the first vessel was damaged by an overhead crane, which disengaged from its tracks, and landed on the hull that was under construction.  As a result of this damage to the hull, coupled with prior rework on the vessel, and associated concerns regarding the acceptable tolerance levels of the hull, in October 2020 our customer issued a rejection letter indicating that they would not accept a reconstructed hull, and requested the fabrication of a new hull.  Accordingly, we ceased construction activities on the vessel as we evaluated our options, including remediation actions that could potentially be taken in lieu of fabricating a new hull.  We also began discussions with our insurer regarding the impacts of the crane incident and the coverage that would apply to any cost increases for remediation actions or the fabrication of a new hull.  Based on our preliminary estimates, we believed the incremental forecast costs resulting from the aforementioned could range from $1.0 million to $4.0 million (before consideration of insurance coverage), with such range of cost being highly dependent on the course of action ultimately taken with respect to the hull, which ranged from remediation actions to repair the hull to the fabrication of a new hull. Further, the ultimate cost to us was dependent upon any insurance proceeds received in connection with the crane incident. Due to the uncertainty with respect to the corrective actions that potentially could be taken regarding the hull and any insurance coverage that would apply, we were unable to estimate the amount we would likely incur from the crane incident. Accordingly, at September 30, 2020, we accrued our deductible of $0.1 million associated with our insurance coverage, representing the minimum amount we would incur for the crane incident.  However, we have now determined that fabrication of a new hull is the most appropriate course of action due to, among other things, quality and cost uncertainties associated with repairing the hull, resulting in an increase in forecast costs of $4.1 million (included in the above referenced impacts for the year), inclusive of insurance proceeds, which were not material. We have ceased all work on the vessel and are in discussions with the customer regarding a path forward for recommencement of construction of the vessel.

We have also determined that the structural design deficiencies identified for the second vessel are applicable to the first vessel, which contributed to the aforementioned rework and construction challenges experienced on the first vessel. We will be submitting a claim to our customer to extend our project schedules and recover the increased costs associated with the impacts of the design deficiencies; however, we can provide no assurances that we will be successful recovering these costs. Our forecast at December 31, 2020 does not reflect potential future benefits, if any, from the favorable resolution of the claim. The completion date of the first vessel is uncertain due to the ongoing discussions with the customer; however, we currently do not anticipate completion in 2021.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The projects were in a loss position at December 31, 2020 and our reserve for estimated losses was $4.8 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or the projects incur additional schedule liquidated damages, the projects would experience further losses.  We would also experience further losses if we were to incur further unanticipated costs associated with the design deficiencies, including fabrication of the new hull for the first vessel.

•

Seventy-Vehicle Ferry Project – Negative impact for 2020 of $1.1 million resulting from increased forecast costs for our seventy-vehicle ferry project, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule. The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from the current and forecasted impacts of COVID-19 and our inability to achieve previously anticipated improvements in productivity. The impacts were also due to additional anticipated craft labor associated with more complex piping and other construction activities identified as we achieved further completion of production engineering. At December 31, 2020, the vessel was approximately 55% complete and is forecast to be completed in the fourth quarter 2021.  The project was in a loss position at December 31, 2020 and our reserve for estimated losses was $0.5 million. If future craft labor productivity and subcontractor costs differ from our current estimates, piping or other construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedules are further extended or the project incurs schedule liquidated damages, the project would experience further losses.

•

Research Vessel Projects – As discussed further below, we agreed to a change order with our customer for our research vessel projects that, among other things, provided for the customer’s assumption of responsibility for production engineering for the project.  Further, we made a collective decision with our customer to delay construction activities on the projects until production engineering achieves a satisfactory level of completion to limit the impacts on construction, including disruption and rework.  These construction delays are expected to continue in the near term due to production engineering delays experienced by our customer’s engineering subcontractor as a result of COVID-19. We are currently working collaboratively with the customer to identify opportunities to commence construction activities in advance of full completion of production engineering to minimize the schedule impacts to the projects. Based on our current forecast cost to complete the projects, the change order and collaborative nature of our discussions with the customer, we are not forecasting losses on the projects.  However, as discussed further below, we are continuing to recognize revenue equal to costs on the projects until we are able to reasonably estimate the amount of gross profit, if any, expected to be realized on the projects. We anticipate being able to make such an estimate upon substantial completion of production engineering. If the projects experience further delays associated with production engineering or other matters, we are unable to achieve our progress estimates, piping or other construction activities are determined to be more complex than anticipated upon finalization of production engineering, our schedules are further extended or the projects incur schedule liquidated damages, future craft labor productivity and subcontractor costs differ from our current estimates, or we are unable to recover the costs of any of the aforementioned from our customer, the projects would experience losses.

Fabrication & Services Division

•

Jacket and Deck Project – Positive impact for 2020 of $1.2 million resulting from reduced forecast costs and increased contract price for our jacket and deck project, primarily associated with reduced subcontracted services costs, approved change orders and incentives.  The impacts were primarily due to favorable resolution of customer and subcontractor change orders and realization of project incentives.  At December 31, 2020, the project was complete.

•

Paddlewheel Riverboat and Subsea Components Projects – Positive impact for 2020 of $1.5 million resulting from reduced forecast costs and increased contract price for our paddlewheel riverboat and subsea components projects, primarily associated with reduced craft labor and subcontracted services costs and approved change orders. The impacts were primarily due to better than anticipated labor productivity and favorable resolution of customer and subcontractor change orders. At December 31, 2020, both projects were complete.

Changes in Estimates for 2019 – For 2019, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $12.3 million and negatively impacted operating results for our Fabrication & Services Division by $4.9 million. The changes in estimates were associated with the following:

Shipyard Division

•

Harbor Tug Projects – Negative impact for 2019 of $4.9 million resulting from increased forecast costs and forecast liquidated damages for our harbor tug projects, primarily associated with increased craft labor, subcontracted services costs and extensions of schedule.  The impacts were primarily due to lower than anticipated craft labor productivity and progress resulting from limitations in craft labor availability and the required use of contract labor in lieu of direct hire labor, the need to supplement and re-perform work for an under-performing paint subcontractor, higher than anticipated costs for paint scopes that were assumed by us from our paint subcontractor, higher cost estimates from our electrical and instrumentation subcontractor, our inability to achieve previously anticipated labor productivity improvements, and expectations of future labor productivity. The projects were in a loss position at December 31, 2019 and our reserve for estimated losses was $1.6 million. See “Changes in Estimates for 2020” above for further discussion of the status of these projects.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Forty-Vehicle Ferry Projects – Negative impact for 2019 of $5.1 million resulting from increased forecast costs and forecast liquidated damages for our two forty-vehicle ferry projects, primarily associated with increased craft labor and subcontracted services and materials costs.  The impacts were primarily due to greater than anticipated rework, lower than anticipated productivity experienced primarily during the fourth quarter 2019, and our expectations of future labor productivity.  The projects were in a loss position at December 31, 2019 and our reserve for estimated losses was $3.0 million. See “Changes in Estimates for 2020” above for further discussion of the status of these projects.

•

Ice-Breaker Tug Project – Negative impact for 2019 of $1.5 million resulting from increased forecast costs for our ice-breaker tug project, primarily associated with increased craft labor, subcontracted services costs and extension of schedule. The impacts were primarily due to construction rework and disruption and lower than anticipated craft labor productivity and progress on the project resulting from incomplete and deficient subcontracted production engineering, higher cost estimates from our various subcontractors, difficulties encountered to launch the vessel, and anticipated higher costs to deliver the vessel.  The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.1 million.  At December 31, 2020, the project was complete.

•

Research Vessel Projects – Negative impact for 2019 of $0.8 million resulting from the reversal of gross profit recognized prior to 2019 for our three research vessel projects. The projects experienced difficulties with subcontracted production engineering, due in part to vessel size constraints and complexities associated with vessel functionality, which resulted in incomplete and deficient production engineering and construction delays, disruption and rework. As a result, we made a collective decision with our customer to delay construction activities on the projects until production engineering achieves a satisfactory level of completion to limit further impacts on construction, including disruption and rework.  In addition, we agreed to a change order with the customer that included the following:

-	The replacement of the current subcontracted production engineering firm with a different engineering subcontractor that was contracted directly by the customer;
-	Extensions of the schedule liquidated damages dates for the projects; and
-	Increases in project price for the contracts to account for the estimated cost impacts of the production engineering and construction delays.

Based on our forecast cost to complete the projects, the change order and collaborative nature of our discussions with the customer, we are not forecasting losses on the projects. However, due to uncertainties with respect to the timing of completion of production engineering and the potential impacts on our construction schedules and costs, as well as ongoing discussions with the customer, we are unable to reasonably estimate the amount of gross profit, if any, that will ultimately be realized on the projects. Accordingly, during the fourth quarter 2019 we reversed all previously recognized gross profit on the projects (including the reversal of $2.5 million of gross profit that was recognized prior to the fourth quarter 2019) and are recognizing revenue equal to costs on the projects until we are able to reasonably estimate the amount of gross profit, if any, expected to be realized on the projects. See “Changes in Estimates for 2020” above for further discussion of the status of these projects.

Fabrication & Services Division

•

Paddle Wheel River Boat Project – Negative impact for 2019 of $1.3 million resulting from increased forecast costs for our paddle wheel river boat project, primarily associated with increased craft labor costs.  The impacts were primarily due to difficulties encountered in commissioning the vessel and the need to accelerate our schedule, including performing out of sequence work scopes, to enable subcontracted works scopes to commence and mitigate the schedule and cost impacts of delaying the subcontracted work scopes. The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.2 million. At December 31, 2020, the project was complete.

•

Jacket and Deck Project – Negative impact for 2019 of $2.0 million resulting from increased forecast costs and forecast liquidated damages for our jacket and deck project, primarily associated with increased subcontracted services costs and extensions of schedule.  The impacts were primarily due to higher than anticipated cost estimates from our commissioning subcontractors and delays associated with customer related directives. The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $1.1 million.  At December 31, 2020, the project was complete.

•

Subsea Components Project – Negative impact for 2019 of $1.6 million resulting from increased forecast costs and liquidated damages for our subsea components project, primarily associated with increased craft labor, subcontracted services and materials costs and extensions of schedule. The impacts were primarily due to additional craft labor, materials costs and subcontracted services costs and support resulting from stringent welding procedure requirements and customer specifications. The project was in a loss position at December 31, 2019 and our reserve for estimated losses was $0.2 million. At December 31, 2020, the project was complete.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in estimates for 2018 – For 2018, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.4 million and negatively impacted operating results of our Fabrication & Services Division by $6.7 million.  The changes in estimates were associated with the following:

Shipyard Division

•

Harbor Tug Projects – Negative impact for 2018 of $6.7 million resulting from increased forecast costs and liquidated damages for our harbor tug projects, primarily associated with craft labor costs and extensions of schedule.  The impacts were primarily due to lower than anticipated craft labor productivity related to pipe installation and testing.  See “Changes in Estimates for 2020” above for further discussion of the status of these projects.

Fabrication & Services Division

•

Petrochemical Modules Project – Negative impact for 2018 of $2.4 million resulting from increased forecast costs for our petrochemical modules project, primarily associated with increased subcontracted services costs.  The impacts were primarily due to higher cost estimates from our insulation and other subcontractors.  At December 31, 2020, the project was complete.

Other Project Matters

Hurricane Laura – In August 2020, Hurricane Laura made landfall as a high-end Category 4 hurricane in Lake Charles, Louisiana, where its high winds and flooding caused significant damage throughout the region. At our Lake Charles Yard, Hurricane Laura primarily damaged drydocks, warehouses, bulkheads and our ninth harbor tug project which was nearing completion and subsequently completed in the fourth quarter 2020. As a result, during 2020, we recorded charges of $1.3 million related to deductibles associated with our builder’s risk, equipment, property and marine liability insurance coverages, and our preliminary estimates of cost associated with uninsurable damage, primarily for bulkheads. The charges are included in other (income) expense, net on our Statement of Operations.

Project Tariffs – Certain imported materials used, or forecast to be used, for our projects are currently subject to existing, new or increased tariffs or duties. We believe such amounts, if incurred, are recoverable from our customers under the contractual provisions of our contracts; however, we can provide no assurances that we will successfully recover such amounts.

Towing, Salvage and Rescue Ship Project Change Order – Our contract for the construction of our five towing, salvage and rescue ships contains options which grant our customer, the U.S. Navy, the right, if exercised, for the construction of three additional vessels at contracted prices. During the first quarter 2021, the U.S. Navy determined it would not exercise the three remaining options under our contract.  In connection therewith, we agreed to a change order of $13.1 million with the U.S. Navy to facilitate the transfer of technology, plans and know-how to the customer to enable it to contract with other contractors for the construction of additional vessels.  The majority of the change order will be included within contract price for our existing vessel projects and recognized as revenue on a percentage-of-completion basis as the projects progress and the remainder will be recognized as revenue as we facilitate the transfer of the technology, plans and know-how during 2021.

3. IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale (“AHFS”) generally represents asset impairments, gains or losses on the sale of assets held for sale and certain nonrecurring items. A summary of our impairments and (gain) loss on assets held for sale for 2020, 2019 and 2018, is as follows:

	Year Ended December 31, 2020
Impairments and (gain) loss on assets held for sale	Shipyard	F&S	Corporate	Total
Impairments of AHFS	$—	$1,400	$—	$1,400
Impairments of Jennings Yard assets	29	—	—	29
Impairments of Lake Charles Yard assets	1,006	—	—	1,006
Impairments of other assets	6	868	—	874
Loss on AHFS and other	598	223	—	821
Total	$1,639	$2,491	$—	$4,130
•

Impairments of AHFS – At December 31, 2020, our assets held for sale totaled $8.2 million and primarily consisted of three 660-ton crawler cranes and two drydocks (which were classified as held for sale for sale in the fourth quarter 2020). As discussed below, during 2019 we recorded partial impairments of the crawler cranes.  During 2020, we recorded additional impairments of $1.4 million associated with the partial impairment of the cranes.  Our estimates of fair value for the cranes were based on broker opinions of value, which were lower than our previous estimates due to changes in market conditions (including the impacts of COVID-19), the limited interest received in the cranes during the period, the specific use nature and

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

size of the cranes, and our expectation of a shorter marketing period due to concerns regarding future deterioration of the cranes.  See “Impairments of Lake Charles Yard assets” below for discussion of the partial impairments of our drydocks in connection with their classification as held for sale.

•

Impairments of Jennings Yard assets – During the fourth quarter 2020, we closed our Jennings Yard, which is subject to a long-term lease.  As discussed below, during 2019 we recorded full impairments of our lease asset and non-moveable facility improvements and partial impairments of our moveable equipment.  In connection with the facility’s fourth quarter 2020 closure, we had no material additional impairments of moveable equipment, which was relocated to our Houma Yards. See below for further discussion of the impairments recorded in 2019 and Note 4 for discussion of our Jennings Yard lease. We do not believe the closure of the Jennings Yard will impact our ability to operate our Shipyard Division, and it does not qualify for discontinued operations presentation as we will continue to operate our Shipyard Division from our Houma Yards.

•

Impairment of Lake Charles Yard assets – During the fourth quarter 2020, we closed our Lake Charles Yard, which is subject to a long-term lease. As discussed below, during 2019 we recorded a full impairment of our non-moveable facility improvements and partial impairments of the lease asset, three drydocks and moveable equipment.  In connection with the facility’s fourth quarter 2020 closure, we recorded additional impairments of $1.0 million associated with the full impairment of the lease asset and partial impairment of our moveable equipment and drydocks. The moveable equipment and one of the drydocks were relocated to our Houma Yards to be used in our Shipyard Division operations.  The remaining two drydocks were relocated to our Houma Yards and are held for sale at December 31, 2020. Our estimates of fair value for the drydocks were based on appraisals for such assets. See below for further discussion of impairments recorded in 2019 and discussion of our assets held for sale and Note 4 for discussion of our Lake Charles Yard lease. We do not believe the closure of the Lake Charles Yard will impact our ability to operate our Shipyard Division, and it does not qualify for discontinued operations presentation as we will continue to operate our Shipyard Division from our Houma Yards.

•

Impairments of other assets – During the fourth quarter 2020, we relocated and consolidated certain assets (including our pipe mill) between our Shipyard Division and F&S Division, and abandoned certain other assets, within our Houma Yards to improve operational efficiency. As a result, during 2020 we recorded impairments of $0.9 million associated with the partial or full impairment of such assets.  We determined our impairments of the assets based on scrap value estimates of fair value.

•

Loss on AHFS and other – During 2020, we incurred costs of $0.6 million, primarily associated with the closures of our Jennings Yard and Lake Charles Yard, as discussed above.  We also sold a deck barge, two plate roll machines and certain other assets which were classified as held for sale for total proceeds of $1.7 million, resulting in a loss of $0.2 million.

	Year Ended December 31, 2019
Impairments and (gain) loss on assets held for sale	Shipyard	F&S	Corporate	Total
Impairments of AHFS	$324	$7,842	$—	$8,166
Impairments of assets removed from AHFS	—	1,060	—	1,060
Impairments of Jennings Yard assets	4,578	—	—	4,578
Impairments of Lake Charles Yard assets	2,998	—	—	2,998
Impairments of inventory and other assets	—	400	21	421
(Gain) loss on AHFS and other	20	(369)	654	305
Total	$7,920	$8,933	$675	$17,528
•

Impairments of AHFS – At December 31, 2019, our assets held for sale totaled $9.0 million and primarily consisted of three 660-ton crawler cranes, two plate bending roll machines and a deck barge.  During 2019, we revised our estimates of fair value for the crawler cranes based on updated broker opinions of value and revised our estimates of fair value for the plate bending roll machines based on third party indications of value.  Our revised estimates of fair value for these assets were lower than our previous estimates due to changes in market conditions, the limited interest received in the assets during the period, the specific use nature of the assets (and the size of the assets in the case of the cranes), and our expectation of a shorter marketing period due to concerns regarding future deterioration of the assets. As a result of the aforementioned, during 2019 we recorded impairments of $7.8 million associated with the partial impairment of the crawler cranes and plate bending roll machines. During 2019, we also recorded an impairment of $0.3 million associated with the partial impairment of a drydock that was held-for-sale and sold during 2019 for proceeds of $0.6 million.

•

Impairments of assets removed from AHFS – During 2019, we determined that we no longer intended to sell a deck barge (separate from the aforementioned deck barge) and panel line equipment that was previously classified as held for sale, and the assets were reclassified as property, plant and equipment.  In connection therewith, the assets were recorded at the lower of their fair value or net book value as if they had been depreciated while being classified as held for sale, which resulted in impairments of $1.1 million during 2019.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Impairments of Jennings Yard assets – During 2019, we reassessed our previous estimates of the future cashflows expected to be generated by our leased Jennings Yard.  Our revised forecast gave consideration to recent operating losses experienced on our harbor tug projects in the Jennings Yard and our intention to close the facility.  Based on our revised forecast, we determined that the net book value of the Jennings Yard assets exceeded our estimates of future cashflows, which indicated that the assets were impaired.  Our Jennings Yard assets primarily consisted of a lease asset, non-moveable facility improvements and certain moveable equipment. We based our impairments of the lease asset and non-moveable facility improvements on our expectation to close the facility, and we based our impairments of the moveable equipment on broker opinions of value for such assets.  As a result of the aforementioned, during 2019 we recorded impairments of $4.6 million associated with the full impairment of the lease asset and non-moveable facility improvements and partial impairment of moveable equipment. See above for discussion of our closure of the Jennings Yard in the fourth quarter 2020 and Note 4 for further discussion of our Jennings Yard lease.

•

Impairments of Lake Charles Yard assets – During 2019, we reassessed our previous estimates of the future cashflows expected to be generated by our leased Lake Charles Yard.  Our revised forecast gave consideration to previous and then current under-utilization of the facility, our expectations of future work for the facility and the required future capital investment in the facility and its assets. Based on our revised forecast, we determined that the net book value of the Lake Charles Yard assets exceeded our estimates of future cashflows, which indicated that the assets were impaired.  Our Lake Charles Yard assets primarily consisted of a lease asset, non-moveable facility improvements, three drydocks and certain moveable equipment.  We based our impairments of the lease asset and non-moveable facility improvements on our anticipated cashflows from such assets, and we based our impairments of the drydocks and moveable equipment on appraisals and broker opinions of value for such assets.  As a result of the aforementioned, during 2019 we recorded impairments of $3.0 million associated with the full impairment of the non-moveable facility improvements and partial impairment of the lease asset, drydocks and moveable equipment. See above for discussion of our closure of the Lake Charles Yard in the fourth quarter 2020 and Note 4 for further discussion of our Lake Charles Yard lease.

•

Impairments of inventory and other assets – During 2019, we abandoned certain inventory and fixed assets and recorded impairments of $0.4 million associated with the partial impairment of the assets.  We determined our impairments of the assets based on scrap value estimates of fair value.

•

Loss on AHFS and other – During 2019, we recorded charges of $0.5 million associated with amounts payable to our former chief executive officer in connection with his retirement during the fourth quarter 2019.  Such amounts were paid during 2020 and did not require any future service.  We also recorded a gain of $0.4 million associated with the sale of assets held for sale.

	Year Ended December 31, 2018
Impairments and (gain) loss on assets held for sale	Shipyard	F&S	Corporate	Total
Gain on sale of South Texas Properties, net	$—	$(7,724)	$—	$(7,724)
Impairments of AHFS	964	1,387	—	2,351
Impairments of inventory and other assets	—	2,094	—	2,094
Gain from insurance proceeds	—	(3,571)	—	(3,571)
Total	$964	$(7,814)	$—	$(6,850)

•

South Texas Properties and Gain on Sale of South Texas Properties, net – During 2017, we classified our fabrication yards and certain associated equipment in Ingleside, Texas (“Texas South Yard”) and Aransas Pass, Texas (“Texas North Yard”) (collectively, “South Texas Properties”) as held for sale.  During 2018, we completed the sale of portions of the South Texas Properties, which consisted of the following:

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

Remaining equipment from the Texas North Yard totaling $18.8 million was not included in the Texas North Yard sale, of which $0.8 million was placed back in use and reclassified to property, plant and equipment, net and $18.0 million was classified as held for sale.  The assets held for sale primarily consisted of three 660-ton crawler cranes, a deck barge, two plate bending roll machines and panel line equipment, which were relocated to our Houma Yards.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Impairments of AHFS – During 2018, we recorded impairments of $1.4 million for certain equipment previously associated with the South Texas Properties prior to their sale, but not sold in connection with the Texas South Yard or Texas North Yard transactions. In addition, during 2018 we recorded an impairment of $1.0 million for a drydock that was held for sale.  Our impairments were based on our best estimate of the fair value of the assets.

•

Impairments of inventory and other assets – During 2018, we abandoned certain inventory and other assets and recorded impairments of $2.1 million. We determined our impairments of the assets based on scrap value estimates of fair value.

•

Gain from insurance proceeds – During 2017, buildings and equipment located at our South Texas Properties were damaged by Hurricane Harvey. During 2018, we agreed to a global settlement with our insurance carriers for total insurance payments of $15.4 million, of which $6.0 million had been received in 2017 and $9.4 million was received during 2018. We allocated the insurance recoveries as follows:

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

Assets held for sale – As discussed above, at December 31, 2020, our assets held for sale primarily consisted of three 660-ton crawler cranes within our Fabrication & Services Division and two drydocks within our Shipyard Division, which were classified as held for sale during 2020.  A summary of our assets held for sale at December 31, 2020 and 2019, is as follows (in thousands):

	December 31,
	2020			2019
Assets	Shipyard	F&S	Total	Shipyard	F&S	Total
Machinery and equipment	$3,619	$12,780	$16,399	$—	$17,618	$17,618
Accumulated depreciation	(1,605)	(6,580)	(8,185)	—	(8,612)	$(8,612)
Total assets held for sale	$2,014	$6,200	$8,214	$—	$9,006	$9,006

4. PROPERTY, PLANT AND EQUIPMENT AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2020 and 2019 (in thousands):

	Estimated	December 31,
	Useful Life	2020	2019
	(in Years)
Land	—	$4,972	$4,972
Buildings	25	36,581	35,580
Machinery and equipment	3 to 25	99,621	126,622
Furniture and fixtures	3 to 5	1,375	2,288
Transportation equipment	3 to 5	2,195	2,521
Improvements	15	38,934	40,377
Construction in progress	—	8,120	2,636
Total property, plant and equipment		191,798	214,996
Accumulated depreciation		(124,340)	(144,512)
Property, plant and equipment, net		$67,458	$70,484

Depreciation expense for 2020, 2019 and 2018 was $8.6 million, $9.6 million and $10.4 million, respectively. The decrease in depreciation expense for 2020 compared to 2019 was due to assets becoming fully depreciated and assets being impaired in the fourth quarter 2019. The decrease in depreciation expense for 2019 compared to 2018 was due to assets becoming fully depreciated.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Leased Facilities and Equipment

At December 31, 2020, our significant leases subject to long-term agreements were as follows:

•	Corporate office in Houston, Texas consisting of approximately 17,000 square feet of office space. The lease expires in May 2025.
•

Jennings Yard located near Jennings, Louisiana, consisting of a 180-acre yard on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway.  The lease expires in January 2025 with two ten-year renewal options that would extend the lease through January 2045.  During the fourth quarter 2020, we closed our Jennings Yard and do not intend to exercise our renewal options. See Note 3 for discussion of our closure of the Jennings Yard.

•

Lake Charles Yard located near Lake Charles, Louisiana, consisting of a 10-acre yard on the Calcasieu River approximately 17 miles from the GOM, that we sublease from a third party. The sublease expires in July 2023 with three, five-year renewal options (subject to sublessor renewals) that would extend the lease through July 2038. During the fourth quarter 2020, we closed our Lake Charles Yard and do not intend to exercise our renewal options. See Note 3 for discussion of our closure of the Lake Charles Yard.

•	Engineering office in Metairie, Louisiana, consisting of approximately 7,600 square feet of office space. The lease expires in December 2025.

At December 31, 2020, our lease asset, current lease liability and long-term lease liability were $1.7 million, $0.6 million and $2.0 million, respectively.  As discussed above, we do not intend to exercise the renewal options for our Jennings Yard and Lake Charles Yard, and accordingly, our lease obligations for these facilities exclude the lease renewal options.  See Note 3 for discussion of our lease asset impairments recorded during 2020 and 2019.

Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2021	$726
2022	737
2023	653
2024	564
2025	219
Total lease payments	2,899
Less: interest	(278)
Present value of lease liabilities	$2,621

Total lease expense for our leased facilities and equipment, which includes lease asset amortization expense and expense for leases with original terms that are twelve months or less, for 2020, 2019 and 2018, was $1.5 million, $1.8 million and $1.9 million, respectively.  Cash paid for interest and lease expense for 2020 and 2019 was $1.8 million and $2.0 million, respectively.

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our LC Facility adjusted for terms similar to that of our leased properties. At December 31, 2020, our weighted-average remaining lease term was approximately 4.0 years and the weighted-average discount rate used to derive our lease liability was 6.7%.

5. CREDIT FACILITIES

LC Facility

On March 26, 2021, we amended our revolving credit facility with Hancock Whitney Bank (“Whitney Bank”), which previously provided for up to $40.0 million of borrowings or letters of credit, had a maturity date of June 30, 2022, included certain quarterly financial covenants and restrictions on our ability to take certain actions, and was secured by substantially all of our assets with a negative pledge on our real property. In connection with the amendment, the facility was modified to remove our ability to make cash borrowings and provides for up to $20.0 million of letters of credit, subject to our cash securitization of future letters of credit and the full amount of outstanding letters of credit, and the maturity date was extended to June 30, 2023. The amended letter of credit facility (“LC Facility”) removed all financial covenants and other restrictions, as well as the pledge of all our assets and the negative pledge on our real property.  Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At December 31, 2020, we had $10.7 million of outstanding letters of credit under the LC Facility.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021.  During the Covered Period the PPP Loan proceeds were used only for Permissible Expenses, of which approximately 93% was related to payroll costs.  On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the SBA for review.  As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at December 31, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP as amended by the Flexibility Act, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At December 31, 2020, we had $291.2 million of outstanding surety bonds.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. INCOME TAXES

Income Tax (Expense) Benefit

A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit for 2020, 2019 and 2018, is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Permanent differences	0.0%	(0.2)%	(1.0)%
State income taxes	9.0%	0.4%	(2.9)%
Other	0.0%	0.0%	1.9%
Discrete items
Vesting of common stock	(0.7)%	—	(0.1)%
Change in valuation allowance	(29.1)%	(21.0)%	(21.7)%
Income tax (expense) benefit	0.2%	0.2%	(2.8)%

Significant components of our income tax (expense) benefit for 2020, 2019 and 2018, were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$—	$—	$—
State	(20)	86	(317)
Total current	(20)	86	(317)
Deferred
Federal	5,553	10,308	3,410
State	2,487	87	644
Valuation allowance	(7,968)	(10,385)	(4,308)
Total deferred	72	10	(254)
Income tax (expense) benefit	$52	$96	$(571)

Deferred Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Impairments of lease assets and inventory	$184	$644
Employee benefits	751	724
Accrued losses on uncompleted contracts	3,716	3,335
Stock based compensation expense	225	312
Federal net operating losses	19,345	14,885
State net operating losses	3,620	1,678
R&D and other tax credits	806	806
Other	631	437
Total deferred tax assets	29,278	22,821
Deferred tax liabilities
Property, plant and equipment and AHFS	(5,825)	(7,523)
Prepaid insurance	(512)	(402)
Total deferred tax liabilities	(6,337)	(7,925)
Net deferred tax assets	22,941	14,896
Valuation allowance	(23,054)	(15,086)
Net deferred taxes (1)	$(113)	$(190)

(1)	Amounts are included in other noncurrent liabilities on our Balance Sheet.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2020 and 2019, we had total DTAs of $29.3 million and $22.8 million, respectively (including U.S. federal net operating loss(es) (“NOL(s)”) DTAs of $19.3 million and $14.9 million, respectively).  On a periodic and ongoing basis, we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) (“VA(s)”).  In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs.  If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates.  As a result of our assessment and due to cumulative losses for the three years ended December 31, 2020, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our U.S. federal NOL DTAs, and accordingly, at December 31, 2020 and 2019, we had VAs of $23.1 million and $15.1 million, respectively, offsetting our total DTAs.

At December 31, 2020, we had gross U.S. federal NOL carryforwards (excluding VAs) of $92.1 million, of which $42.3 million will expire in 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. We had gross state NOL carryforwards (excluding VAs) of $45.1 million, which will expire from 2035 through 2040.

Uncertain Tax Positions

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense. At December 31, 2020 and 2019, we had no material reserves for uncertain tax positions. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2014.

7. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and Company-matching contributions, with potential additional discretionary contributions determined by our Board of Directors. Our matching contributions were temporarily suspended in the second quarter 2016 and reinstated in the second quarter 2019. For 2020 and 2019, we contributed $0.7 million and $0.8 million, respectively to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans (“Incentive Plans”), the Compensation Committee of our Board of Directors may grant cash-based and equity-based awards to eligible employees and non-employee directors, including restricted stock awards, stock option awards and cash-based and stock-based performance awards. The Compensation Committee determines the value of each award, as well as the terms, conditions, performance measures, and other provisions of the award. A summary of our Incentive Plans, and the number of shares of our common stock that may be issued under each plan, is as follows:

•	Long-Term Incentive Plan (approved on February 13, 1997) – 1,000,000 shares;
•	2002 Long-Term Incentive Plan (approved on April 24, 2002 and amended on April 26, 2006) – 500,000 shares;
•	2011 Stock Incentive Plan (approved on April 28, 2011) – 500,000 shares; and
•	2015 Stock Incentive Plan (approved on April 23, 2015 and amended on May 22, 2020) – 2,500,000 shares.

At December 31, 2020, we had 1,611,928 aggregate shares available for future issuance under our Incentive Plans.

Restricted Stock and Stock Option Awards – Restricted stock awards include shares of restricted stock and restricted stock units and are subject to transfer restrictions, forfeiture provisions and other terms and conditions of the Incentive Plans. Restricted stock awards to our employees generally have a three-year graded vesting period and awards to our non-employee directors vest over a six-month period.  The total initial fair value for these awards is determined based upon the closing price of our stock on the date of grant applied to the total number of shares granted. The fair value is expensed on a straight-line basis over the applicable vesting period.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A summary of activity for our restricted stock awards for 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
Restricted shares, beginning of period	286,148	$8.30	526,438	$11.56	445,126	$12.83
Granted	470,004	3.80	170,936	6.09	440,185	11.16
Vested	(113,988)	8.89	(255,449)	11.41	(250,219)	10.93
Forfeited	(26,520)	12.14	(155,777)	11.81	(108,654)	12.01
Restricted shares, end of period	615,644	4.61	286,148	8.30	526,438	11.56

Compensation expense for our restricted stock awards was $1.1 million, $1.8 million and $2.8 million for 2020, 2019 and 2018, respectively. At December 31, 2020, we had $1.9 million of unrecognized compensation expense related to our restricted stock awards. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock awards granted during 2020 was $1.8 million and the total fair value of restricted stock awards that vested during 2020 was $0.4 million.  At December 31, 2020, we had no outstanding stock option awards and no stock option awards were made during 2020, 2019 or 2018. The income tax benefit (expense) associated with our share-based compensation arrangements was not significant for 2020, 2019 or 2018.

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

During 2020, we did not recognize any compensation expense related to our stock-based performance awards with a performance period ended December 31, 2020, as the minimum target for pay-out was not achieved.  During 2019, we recognized a benefit of $1.7 million (due to the reversal of previously recognized expense) and during 2018 we recognized compensation expense of $1.1 million, related to our stock-based performance awards with a performance period ending December 31, 2019.

Cash-Based Performance Awards – Cash-based performance awards represent awards payable in cash based on the achievement of annual income targets. The cash payment occurs in the period immediately following the completion of the performance period.  During 2019, cash-based performance awards were granted with a three-year performance period ending December 31, 2021. One-third of the award is earned each year in the performance period, provided the applicable annual income target is achieved, or is forfeited if the applicable annual income target is not achieved.  During 2020 and 2019, we recognized no compensation expense related to cash-based performance awards as the minimum income target for 2020 and 2019 was not achieved.  The target amount payable associated with the 2021 performance period is approximately $0.5 million if the target income metric is achieved.

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

MPSV Termination Letter

During the first quarter 2018, we received notices of termination from our customer of the contracts for the construction of two MPSVs within our Shipyard Division.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. Pending the resolution of the dispute, we have ceased all work and the partially completed vessels and associated equipment and materials remain at our facility in Houma, Louisiana. The customer also made claims under the performance bonds issued by the Surety in connection with the construction of the vessels, which total $50.0 million. We have discussed with the Surety our disagreement with the customer's purported terminations and its claims and continue to confer with the Surety regarding the dispute with the customer.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts. Our lawsuit disputes the propriety of the customer’s purported terminations of the construction contracts and seeks to recover damages associated with the customer’s actions. The customer filed its response to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us seeking, among other things, declaratory judgment as to the validity of the customer’s purported terminations of the construction contracts and other purported claims for which the customer is seeking damages in an unspecified amount.  We filed a response to the counterclaim denying all of the customer’s claims.  The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels. A hearing on the motion was held on May 28, 2019, and the customer's request to obtain possession of the vessels was denied by the trial court.  The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels.  A hearing on the second motion was held on November 5, 2019, and the customer’s request to obtain possession of the vessels was again denied by the trial court.  Thereafter, the customer requested that the appellate court exercise its discretion and review and reverse the trial court’s denial of the customer’s second motion.  We opposed the discretionary appellate review request of the customer, and that review, as well as the pending lawsuit, were stayed during the pendency of the customer’s Chapter 11 bankruptcy case that is referenced below.  However, the customer’s Chapter 11 bankruptcy plan was confirmed, and accordingly, the appellate matter and the lawsuit are no longer stayed.  The appellate court has since denied the customer’s appellate review request and the lawsuit will proceed in the ordinary course.  Discovery in connection with that lawsuit is ongoing and no trial date or other deadlines have been scheduled in connection with that lawsuit.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us in which it again sought to obtain possession of the vessels.  In response, we filed a motion to dismiss the adversary proceeding and to allow the dispute regarding the vessels and the construction contracts to continue in state court where our lawsuit against the customer is currently pending.  On September 1, 2020, a hearing was held in connection with the motion to dismiss; however, the bankruptcy court’s decision was delayed to allow the parties an opportunity to mediate their dispute. The parties engaged in mediation until January 26, 2021 when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels.  The mediation between the parties was not successful.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At December 31, 2020 and December 31, 2019, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.

Insurance

We maintain insurance coverage for various aspects of our business and operations.  However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation claims.  We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance.  To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors.  Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred during 2020 associated with damage caused by Hurricane Laura.

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become property of Whitney Bank. With respect to a surety bond, any payment in the event of non-performance is subject to indemnification of the Surety by us.  When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned.  See Note 5 for further discussion of our LC Facility and surety bonds.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

9. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share for 2020, 2019 and 2018 (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Net loss	$(27,375)	$(49,394)	$(20,378)
Weighted average shares (1)	15,308	15,227	15,032
Basic and diluted loss per common share	$(1.79)	$(3.24)	$(1.36)

(1) We have no dilutive securities.

10. OPERATING SEGMENTS

During 2019, we operated and managed our business through three operating divisions (“Fabrication”, “Shipyard”, and “Services”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2020, our Fabrication and Services Divisions were operationally combined to form an integrated new division called Fabrication & Services.  The operational combination will enable us to capitalize on the best practices and execution experience of the former divisions and maximize the utilization of our resources. As a result, we currently operate and manage our business through two operating divisions (“Shipyard” and “Fabrication & Services”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, the segment results (including the effects of eliminations) for our Fabrication and Services Divisions for each of 2019 and 2018 were combined to conform to the presentation of our reportable segments for 2020. In addition to the division combination, in the first quarter 2020, management and project execution responsibility for our two forty-vehicle ferry projects was transferred from our former Fabrication Division to our Shipyard Division to better align the supervision and construction of these vessels with the capabilities and expertise of our Shipyard Division. Accordingly, results for these projects for 2019 (the projects had no results for 2018) were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.  Our two operating divisions and Corporate Division are discussed below:

Shipyard Division – Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our Houma Yards. See Note 3 for discussion of our closure of the Jennings Yard and Lake Charles Yard.

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. These activities are performed at our Houma Yards.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Corporate Division – Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, litigation related costs, and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, information technology and accounting.

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three-year period ended December 31, 2020, is as follows (in thousands):

	Year Ended December 31, 2020
	Shipyard	F&S	Corporate	Total
Revenue	$153,698	$99,485	$(2,224)	$250,959
Gross profit (loss) (1)	(19,274)	1,523	—	(17,751)
Operating income (loss) (1)	(24,343)	5,893	(8,709)	(27,159)
Depreciation and amortization expense	3,254	5,061	302	8,617
Capital expenditures	6,499	4,522	191	11,212
Total assets (4)	121,992	54,966	54,385	231,343

	Year Ended December 31, 2019
	Shipyard (5)	F&S (5)	Corporate	Total
Revenue	$168,466	$137,169	$(2,327)	$303,308
Gross loss (2)	(16,025)	(657)	(317)	(16,999)
Operating loss (2)	(26,428)	(13,696)	(9,897)	(50,021)
Depreciation and amortization expense	4,167	4,984	413	9,564
Capital expenditures	1,827	1,963	—	3,790
Total assets (4)	103,409	77,402	71,966	252,777

	Year Ended December 31, 2018
	Shipyard	F&S	Corporate	Total
Revenue	$96,424	$126,695	$(1,872)	$221,247
Gross profit (loss) (3)	(10,472)	4,607	(1,331)	(7,196)
Operating income (loss) (3)	(14,396)	4,558	(9,827)	(19,665)
Depreciation and amortization expense	4,229	5,826	295	10,350
Capital expenditures	2,003	1,460	18	3,481
Total assets (4)	97,197	102,719	58,374	258,290

(1)

Gross profit (loss) and operating income (loss) for 2020 includes project charges of $16.6 million for our Shipyard Division and project improvements of $2.7 million for our F&S Division.  Operating income (loss) also includes impairment charges and net losses on the sales of assets held for sale of $1.6 million and $2.5 million for our Shipyard Division and F&S Division, respectively, charges of $1.3 million associated with damage caused by Hurricane Laura at our Lake Charles Yard for our Shipyard Division, and a gain of $10.0 million associated with the settlement of a contract dispute for our F&S Division.  See Note 2 for further discussion of our project and hurricane impacts and Note 3 for further discussion of our facility closures and impairments.

(2)

Gross loss and operating loss for 2019 includes project charges of $12.3 million and $4.9 million for our Shipyard Division and F&S Division, respectively.  Operating loss also includes impairment charges and net gains on the sales of assets held for sale of $7.9 million and $8.9 million for our Shipyard Division and F&S Division, respectively, and restructuring costs of $0.7 million for our Corporate Division. See Note 2 for further discussion of our project impacts and Note 3 for further discussion of our impairments.

(3)

Gross profit (loss) and operating income (loss) for 2018 includes project charges of $6.7 million and $2.4 million for our Shipyard Division and F&S Division, respectively.  Operating income (loss) also includes impairment charges of $1.0 million for our Shipyard Division and a net benefit of $7.8 million for our F&S Division, primarily related to a gain on the sale of our South Texas Properties of $7.7 million and a gain on insurance recoveries of $3.6 million, offset partially by impairments of $3.5 million. See Note 2 for further discussion of our project impacts and Note 3 for further discussion of our asset impairments.

(4)	Cash and short-term investments are reported within our Corporate Division.
(5)

Revenue of $9.2 million and gross loss and operating loss of $5.1 million for 2019, and contract assets and contract receivables of $6.0 million as of December 31, 2019, associated with our two forty-vehicle ferry projects were reclassified from our former Fabrication Division to our Shipyard Division to conform to the presentation of these projects for 2020.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents selected unaudited consolidated financial information on a quarterly basis for 2020 and 2019 (in thousands, except per share data):

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020 (1)
Revenue	$78,555	$59,974	$54,869	$57,561
Gross loss	(254)	(1,703)	(7,817)	(7,977)
Net income (loss)	5,905	(5,537)	(12,337)	(15,406)
Basic and diluted income (loss) per share	0.39	(0.36)	(0.81)	(1.01)

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019 (2)
Revenue	$67,605	$80,456	$75,802	$79,445
Gross profit (loss)	553	(1,598)	(2,685)	(13,269)
Net loss	(3,042)	(5,248)	(6,779)	(34,325)
Basic and diluted loss per share	(0.20)	(0.34)	(0.44)	(2.26)

(1)

Gross loss and net loss for the fourth quarter 2020 includes project charges of $8.8 million for our Shipyard Division.  Net loss for the fourth quarter 2020 also includes impairment charges and net losses on the sales of assets held for sale of $1.6 million and $2.4 million for our Shipyard Division and F&S Division, respectively.  The fourth quarter 2020 was also impacted by the under-recovery of overhead costs for our F&S Division, and to a lesser extent, our Shipyard Division. See Note 2 for further discussion of our project impacts and Note 3 for further discussion of our impairments.

(2)

Gross loss and net loss for the fourth quarter 2019 includes project charges of $10.2 million and $3.8 million for our Shipyard Division and F&S Division, respectively. Net loss for the fourth quarter 2019 also includes impairment charges of $7.6 million, $9.0 million and $0.7 million for our Shipyard Division, F&S Division and Corporate Division, respectively.  The fourth quarter 2019 was also impacted by the under-recovery of overhead costs for our F&S Division, and to a lesser extent, our Shipyard Division. See Note 2 for further discussion of our project impacts and Note 3 for further discussion of our impairments.

12. SUBSEQUENT EVENTS

On March 26, 2021, we amended our revolving credit facility with Whitney Bank. See Note 5 for further discussion of our amendment.

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 19, 1997 (Registration No. 333-21863). ^

4.2	Description of Common Stock of the Company.*

10.1

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 4, 2016.†

10.2	The Company's Long-Term Incentive Plan, incorporated by reference to the Company’s Form S-1 filed with the SEC on February 14, 1997 (Registration Number 333-21863).†^

10.3

The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on July 27, 2006.† ^

10.4	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed with the SEC on August 9, 2011 (Registration No. 333-176187) (SEC File No. 001-34279).†

10.5	The Company’s 2015 Stock Incentive Plan Amended and Restated, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020.†

10.6

Form of Long-Term Performance-Based Cash Award Agreement (adopted in 2019), incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.†

10.7	Form of Long-Term Performance-Based Cash Award Agreement (adopted in 2017), incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K filed with the SEC on March 5, 2020.†

10.8

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 5, 2015.†

10.9	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 5, 2015.†

10.10

Form of non-employee director award agreement, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 9, 2018.†

10.11

Change of Control Agreement effective December 12, 2018 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.†

10.12

Change of Control Agreement effective November 14, 2019 between the Company and Richard W. Heo, incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.†

10.13

Separation and Transition Agreement, dated October 18, 2019, between the Company and Kirk J. Meche, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 21, 2019 (SEC File No. 001-34279).†

10.14

Form of Retention Bonus Agreement dated March 3, 2020, incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020.†

10.15	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 12, 2017.

10.16

First Amendment to Credit Agreement dated December 29, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

10.17

Second Amendment to Credit Agreement dated February 26, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

E-1

EXHIBIT NUMBER

10.18

Third Amendment to Credit Agreement dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.

10.19

Consent and Fourth Amendment to Credit Agreement dated May 1, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 7, 2019 (SEC File No. 001-34279).

10.20

Fifth Amendment to Credit Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.

10.21	Sixth Amendment to Credit Agreement dated August 3, 2020, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020.

10.22	Waiver and Seventh Amendment to Credit Agreement dated March 26, 2021.*

10.23

Cooperation Agreement dated November 2, 2018, by and among Gulf island Fabrication, Inc., Piton Capital Partners, LLC and Kokino LLC, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 6, 2018.

10.24

First Amendment to Cooperation Agreement dated February 25, 2020, by and among Gulf Island Fabrication, Inc., Piton Capital Partners, LLC and Kokino LLC, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 26, 2020.

10.25

Promissory Note, dated April 17, 2020, by and between Hancock Whitney Bank and Gulf Island Fabrication, Inc., incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 7, 2020.

21

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

22

Subsidiary guarantors and issuers of guaranteed securities – From time to time, the Company may issue debt securities under a registration statement on Form S-3 filed with the SEC that are fully and unconditionally guaranteed by Gulf Island, L.L.C., Gulf Island Shipyards, LLC and Gulf Island Services, L.L.C., each a wholly-owned subsidiary of the Company.

23.1	Consent of Ernst & Young LLP.*

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, has been formatted in Inline XBRL and is contained in Exhibit 101.

†	Management Contract or Compensatory Plan.
*	Filed herewith.
^	SEC File Number 000-22303.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2021.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2021.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Director (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)
Westley S. Stockton

/S/ ROBERT A. WALLIS	Chief Accounting Officer (Principal Accounting Officer)
Robert A. Wallis

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ MICHAEL A. FLICK	Chairman of the Board
Michael A. Flick

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

S-1