Form 10-Q
period 2021-03-31
GULF ISLAND FABRICATION INC
filed 2021-05-12
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2021, was 15,518,069.

- i -

GULF ISLAND FABRICATION, INC.

I N D E X

- ii -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended March 31, 2021 (“this Report”), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2020 Annual Report	Our annual report for the year ended December 31, 2020, filed with the SEC on Form 10-K on March 30, 2021.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act, as amended.

Closing Adjustment

The $8.0 million payment received on the Closing Date associated with the Shipyard Transaction, representing an estimate of the change in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date.

Closing Adjustment True-up

A post-closing reconciliation and true-up of the Closing Adjustment associated with the Shipyard Transaction based on actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date compared to the Closing Adjustment.

Closing Date	The closing date of the Shipyard Transaction of April 19, 2021.

COVID-19	The ongoing global coronavirus pandemic.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Covered Period	The eight-week period following the date of the PPP Loan of April 17, 2020.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects that were included in the Shipyard Transaction.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

F&S Facility	Our Fabrication & Services Division’s facility located in Houma, Louisiana.

Fabrication & Services	Our Fabrication & Services Division (also referred to herein as F&S).

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

- ii -

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

Jennings Facility	Our Shipyard Division's facility located near Jennings, Louisiana, which was closed in the fourth quarter 2020.

labor hours	Hours worked by employees directly involved in the production of our products.

Lake Charles Facility	Our Shipyard Division's facility located near Lake Charles, Louisiana, which was closed in the fourth quarter 2020.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LIBOR	London Inter-Bank Offered Rate.

LNG	Liquified Natural Gas.

modules

Fabricated structures including structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system. These modules are prefabricated at our facilities and then transported to the customer's location for final integration.

Mortgage Agreement

Multiple indebtedness mortgage arrangement with a Surety, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.

MPSV(s)	Multi-Purpose Support Vessel(s).

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OPEC	Organization of Petroleum Exporting Countries.

OSV	Offshore Support Vessel.

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

Restrictive Covenant Agreement

Restrictive covenant arrangement with a Surety, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from making dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts

Contracts and related obligations for our two forty-vehicle ferry projects, seventy-vehicle ferry project, and two MPSV projects that are subject to dispute, which were excluded from the Shipyard Transaction.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

- iii -

Shipyard	Our Shipyard Division.

Shipyard Facility	Our Shipyard Division’s facility located in Houma, Louisiana.

Shipyard Transaction	The sale of our Shipyard Division’s assets and certain construction contracts on April 19, 2021.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Price	The sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

- iv -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,653	$43,159
Restricted cash, current	9,937	—
Short-term investments	8,000	7,998
Contract receivables and retainage, net	18,173	15,393
Contract assets	71,372	67,521
Prepaid expenses and other assets	2,817	2,815
Inventory	2,105	2,262
Assets held for sale	8,214	8,214
Total current assets	153,271	147,362
Property, plant and equipment, net	43,195	67,458
Restricted cash, noncurrent	406	—
Other noncurrent assets	16,554	16,523
Total assets	$213,426	$231,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,789	$70,114
Contract liabilities	11,812	15,129
Accrued expenses and other liabilities	9,993	7,670
Long-term debt, current	7,183	5,499
Total current liabilities	100,777	98,412
Long-term debt, noncurrent	2,817	4,501
Other noncurrent liabilities	1,898	2,068
Total liabilities	105,492	104,981
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,517 shares issued and outstanding at March 31, 2021 and 15,359 at December 31, 2020	11,245	11,223
Additional paid-in capital	104,263	104,072
Retained earnings (accumulated deficit)	(7,574)	11,067
Total shareholders’ equity	107,934	126,362
Total liabilities and shareholders’ equity	$213,426	$231,343

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$58,951	$78,555
Cost of revenue	51,370	78,809
Gross profit (loss)	7,581	(254)
General and administrative expense	3,127	3,744
Impairments and (gain) loss on assets held for sale	23,428	—
Other (income) expense, net	(516)	(9,934)
Operating income (loss)	(18,458)	5,936
Interest (expense) income, net	(194)	53
Income (loss) before income taxes	(18,652)	5,989
Income tax (expense) benefit	11	(84)
Net income (loss)	$(18,641)	$5,905
Per share data:
Basic and diluted income (loss) per common share	$(1.21)	$0.39

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(66)	—	(74)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	$11,121	$103,143	$44,347	$158,611

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$11,067	$126,362
Net loss	—	—	—	(18,641)	(18,641)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	$11,245	$104,263	$(7,574)	$107,934

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(18,641)	$5,905
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and lease asset amortization	1,940	2,220
Other amortization, net	15	13
Asset impairments	22,750	—
(Gain) loss on sale of fixed assets and other assets, net	(6)	(5)
Stock-based compensation expense	313	95
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(2,779)	9,917
Contract assets	(3,851)	(12,777)
Prepaid expenses, inventory and other current assets	228	1,829
Accounts payable	1,756	9,663
Contract liabilities	(3,317)	(14,700)
Accrued expenses and other current liabilities	2,303	(1,918)
Noncurrent assets and liabilities, net (including long-term retainage)	(353)	(235)
Net cash provided by operating activities	358	7
Cash flows from investing activities:
Capital expenditures	(460)	(2,124)
Proceeds from sale of property, plant and equipment	39	1,080
Net cash used in investing activities	(421)	(1,044)
Cash flows from financing activities:
Payment of financing cost	—	(30)
Tax payments for vested stock withholdings	(100)	(74)
Net cash used in financing activities	(100)	(104)
Net decrease in Cash, cash equivalents and restricted cash	(163)	(1,141)
Cash, cash equivalents and restricted cash, beginning of period	43,159	49,703
Cash, cash equivalents and restricted cash, end of period	$42,996	$48,562

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, and our operating facilities are located in Houma, Louisiana.   On April 19, 2021, we sold our Shipyard Division assets and certain construction contracts (“Shipyard Transaction”), and intend to wind down our remaining Shipyard Division operations by mid-2022.  See Note 8 for further discussion of the Shipyard Transaction.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2020, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2020 Annual Report.

Liquidity Outlook

In recent years, our operating results and cash flows have been impacted by lower margins due to competitive pricing, a significant under-utilization of our facilities and losses on certain projects.  As a result, we implemented initiatives to improve and maintain our liquidity (including reducing the compensation of our executive officers and directors and reducing the size of our board in 2020), reduce our reliance on the fabrication of structures and marine vessels associated with the offshore oil and gas sector, improve our resource utilization and centralize key project resources (including the recent closures of our Jennings Facility and Lake Charles Facility), and improve our competitiveness and project execution. These initiatives are ongoing, and while our ability to achieve our goals has been negatively impacted by the ongoing global coronavirus pandemic (“COVID-19”) and volatile oil prices (discussed further below) and while we can provide no assurances that the initiatives will achieve our desired results, we believe our cash, cash equivalents and short-term investments, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the filing date of this Report.

Operating Cycle

The duration of our contracts vary but typically extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current which may not be received or paid within the next twelve months include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

Use of Estimates

General – The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.  We believe our most significant estimates and judgments are associated with:

•

revenue recognition for our contracts, including application of the percentage-of-completion method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims and liquidated damages;

•	fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale;
•	determination of deferred income tax assets, liabilities and related valuation allowances;
•	reserves for bad debts;
•	liabilities related to self-insurance programs; and
•	the ongoing impacts of COVID-19 and volatile oil prices on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

COVID-19 and Volatile Oil Prices – COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. Additionally, the National Bureau of Economic Research indicated on June 8, 2020 that the U.S. economy entered a recession in February 2020. The duration and severity of the U.S. recession, which is ongoing, remains unclear at this time.

During 2020, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. Even with widespread distribution and acceptance of vaccines, their long-term efficacy, as well as their efficacy against the emergence of potential new strains of COVID-19 are unknown. The extent to which our operations and financial performance will be impacted by COVID-19 during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccines. Authorities in some areas of the U.S. have begun to relax COVID-19 restrictions; however, if the areas where we have our headquarters and operating facilities, or areas where our customers, subcontractors and other counterparties have operations, were to experience a resurgence in the numbers of cases of the virus, including through the spread of new, more contagious strains of the virus, authorities may reinstate restrictions, including quarantine and isolation measures. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration.

This continued level of uncertainty means the ultimate business and financial impacts of COVID-19 and volatility in oil prices cannot be reasonably estimated at this time, but have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply disruptions and unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Management’s estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of COVID-19 and volatile oil prices.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities.  See Note 6 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents, Restricted Cash and Short-Term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash – At March 31, 2021, we had $10.3 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. We had no restricted cash at December 31, 2020. See Note 4 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2021, our short-term investments include U.S. Treasuries with original maturities of less than six months. We intend to hold these investments until maturity, and it is not more likely than not that we would be required to sell the investments prior to their maturity.  The investments are stated at amortized cost, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent level 1 fair value measurements.

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

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line method to recognize share-based compensation expense over the requisite service period of the award.  We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Consolidated Statement of Operations (“Statement of Operations”).

Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Consolidated Statement of Cash Flows (“Statement of Cash Flows”).

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining impairments of inventory, long-lived assets and assets held for sale are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 3 for further discussion of our assets held for sale.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.  See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2021 and 2020.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2021 and December 31, 2020, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For the three months ended March 31, 2020, other (income) expense also includes a gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015.

Income Taxes

Income taxes have been provided using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to state income tax laws related to the apportionment of revenue for our projects, judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate as a full valuation allowance was recorded against our federal deferred tax assets generated during the three months ended March 31, 2021 and 2020. Income taxes recorded for the three months ended March 31, 2021 and 2020 represent state income taxes.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense.

New Accounting Standards

Income taxes – During the first quarter 2021, we adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. Adoption of the new standard did not have a material effect on our financial position, results of operations or related disclosures.

Financial instruments – In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We are currently evaluating the effect that the new standard will have on our financial position, results of operations and related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue from our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$39,778	$11,157	$(8)	$50,927
T&M(2)	518	6,269	—	6,787
Other	—	1,634	(397)	1,237
Total	$40,296	$19,060	$(405)	$58,951

	Three Months Ended March 31, 2020
Contract Type	Shipyard	F&S	Eliminations	Total
Fixed-price and unit-rate(1)	$44,302	$24,557	$(85)	$68,774
T&M(2)	1,257	6,925	—	8,182
Other	—	1,961	(362)	1,599
Total	$45,559	$33,443	$(447)	$78,555

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at March 31, 2021 (in thousands):

Segment	Performance Obligations
Shipyard(1)	$327,355
Fabrication & Services	12,273
Total	$339,628

(1)

In connection with the Shipyard Transaction, performance obligations associated with the Divested Shipyard Contracts totaling $309.5 million at March 31, 2021, were sold.  Approximately $5.0 million to $10.0 million of performance obligations associated with the Divested Shipyard Contracts is expected to be recognized as revenue subsequent to March 31, 2021 through the Shipyard Transaction closing date.  Excluding the performance obligations associated with the Divested Shipyard Contracts, we expect to recognize revenue of approximately $27.2 million and $2.9 million for the remainder of 2021 and thereafter, respectively, associated with our remaining performance obligations at March 31, 2021.  See Note 8 for further discussion of the Shipyard Transaction.

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at March 31, 2021 and December 31, 2020 is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Contract assets(1)	$71,372	$67,521
Contract liabilities(2), (3), (4)	(11,812)	(15,129)
Contracts in progress, net	$59,560	$52,392

(1)

The increase in contract assets compared to December 31, 2020, was primarily due to increased unbilled positions on our research vessel projects and towing, salvage and rescue ship projects within our Shipyard Division, offset partially by decreased unbilled positions for a completed project within our Shipyard Division.

(2)

The decrease in contract liabilities compared to December 31, 2020, was primarily due to a decrease in accrued contract losses on our towing, salvage and rescue ship projects within our Shipyard Division attributable to a change order entered into in the first quarter 2021. See “Changes in Project Estimates” below for further discussion of the change order.

(3)

Revenue recognized during the three months ended March 31, 2021 and 2020, related to amounts included in our contract liabilities balance at December 31, 2020 and 2019, was $3.5 million and $17.0 million, respectively.

(4)

Contract liabilities at March 31, 2021 and December 31, 2020, includes accrued contract losses of $5.1 million and $8.6 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for the three months ended March 31, 2021 and 2020, and our allowance for doubtful accounts at March 31, 2021 and December 31, 2020, were not significant.

Variable Consideration

For the three months ended March 31, 2021 and 2020, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at March 31, 2021 and December 31, 2020, certain projects reflected a reduction to our estimated contract price for liquidated damages of $0.9 million and $0.6 million, respectively.

Changes in Project Estimates

Changes in Estimates for 2021 – For the three months ended March 31, 2021, significant changes in estimated margins on projects positively impacted operating results for our Shipyard Division by $7.7 million and positively impacted operating results for our Fabrication & Services Division by $0.6 million.  The changes in estimates were associated with the following:

Shipyard Division

•

Towing, Salvage and Rescue Ship Projects – Positive impact for 2021 of $8.4 million for our towing, salvage and rescue ship projects, resulting from increased contract price primarily associated with an approved change order ($9.2 million impact), offset partially by increased forecast costs primarily associated with increased craft labor costs ($0.8 million impact). The impacts were primarily due to the items described further below:

–

Contract Price Increase – The increase in contract price was attributable to a change order of $13.1 million entered into in the first quarter 2021 to facilitate the transfer to our customer, the U.S. Navy, the technology, plans and know-how associated with the existing vessels under construction. The majority of the change order amount was included within contract price for our existing vessel projects, resulting in the recognition of additional gross profit of $9.2 million during the three months ended March 31, 2021 due to the cumulative effect impact from the percentage-of-completion of the projects as of March 31, 2021. The remaining change order amount will be recognized as revenue as we facilitate the transfer of the technology, plans and know-how to the customer.  In connection with the change order, we received a payment of $8.8 million during the three months ended March 31, 2021.

–

Forecast Costs Increase – The increase in craft labor costs were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from ongoing craft labor absenteeism and turnover and challenges recruiting and hiring craft labor, due in part to COVID-19.

At March 31, 2021, the projects were at varying stages of completion ranging from approximately 15% to 65% and are forecast to be completed at varying dates from 2022 through 2024.  The projects were approximately break-even at March 31, 2021, inclusive of the increase in contract price attributable to the aforementioned change order. The projects were sold in connection with the Shipyard Transaction. See Note 8 for further discussion of the Shipyard Transaction.

•

Seventy-Vehicle Ferry Project – Negative impact for 2021 of $0.7 million for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to engineering delays and lower than anticipated progress on the project.  At March 31, 2021, the vessel was approximately 65% complete and is forecast to be completed in the first quarter 2022.  The project was in a loss position at March 31, 2021 and our reserve for estimated losses was $0.6 million. If future craft labor productivity and subcontractor costs differ from our current estimates, piping or other construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

Fabrication & Services Division

•

Offshore Facility Modules Project – Positive impact for 2021 of $0.6 million for our offshore modules project, resulting from reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and contingency associated with schedule related liquidated damages.  The impacts were primarily due to better than anticipated labor productivity and favorable resolution of change orders with the customer associated with schedule related liquidated damages.  The project was completed in April 2021.

Changes in Estimates for 2020 – For the three months ended March 31, 2020, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $1.2 million and positively impacted operating results for our Fabrication & Services Division by $0.9 million. The changes in estimates were associated with the following.

Shipyard Division

•

Forty-Vehicle Ferry Projects – Negative impact for 2020 of $1.2 million for our two forty-vehicle ferry projects, resulting from increased forecast costs and forecast liquidated damages, primarily associated with increased craft labor and material costs and extensions of schedule. The impacts were primarily due to anticipated rework for the first vessel, including potential reconstruction of previously completed portions of the vessel, resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels.

Fabrication & Services Division

•

Paddle Wheel Riverboat and Subsea Components Projects – Positive impact for 2020 of $0.9 million for our paddle wheel riverboat and subsea components projects, resulting from reduced forecast costs and increased contract price, primarily associated with reduced craft labor and subcontracted services costs and change orders. The benefits were primarily due to better than anticipated labor productivity and favorable resolution of change orders with subcontractors and the customers. At March 31, 2021, the projects were both complete.

3. IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

Shipyard Transaction – During the first quarter of 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred.  We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million for the three months ended March 31, 2021. We based our fair value estimate on the Transaction Price inclusive of the Closing Adjustment and estimated Closing Adjustment True-Up, associated with the Shipyard Transaction. In addition, we incurred transaction costs of $0.7 million during the three months ended March 31, 2021 associated with the Shipyard Transaction.  We anticipate recording an additional loss of approximately $2.0 million during the second quarter 2021 related to additional transaction and other costs associated with the Shipyard Transaction. See Note 8 for further discussion of the Shipyard Transaction.

Assets Held for Sale – Our assets held for sale at March 31, 2021, primarily consisted of three 660-ton crawler cranes within our Fabrication & Services Division and two drydocks within our Shipyard Division.  A summary of our assets held for sale at March 31, 2021 and December 31, 2020, is as follows (in thousands):

	March 31, 2021			December 31, 2020
Assets Held for Sale	Shipyard	F&S	Total	Shipyard	F&S	Total
Machinery and equipment	$3,619	$12,780	$16,399	$3,619	$12,780	$16,399
Accumulated depreciation	(1,605)	(6,580)	(8,185)	(1,605)	(6,580)	(8,185)
Total	$2,014	$6,200	$8,214	$2,014	$6,200	$8,214

During the three months ended March 31, 2020, we received proceeds of $1.1 million from the sale of assets held for sale.  No gain or loss was recognized on the assets sold as the proceeds received approximated the carrying values of the assets. Our Shipyard Division assets held for sale were included in the Shipyard Transaction. See Note 8 for further discussion of the Shipyard Transaction.

4. CREDIT FACILITIES AND DEBT

LC Facility

On March 26, 2021, we amended our revolving credit facility with Whitney Bank, which previously provided for up to $40.0 million of borrowings or letters of credit, had a maturity date of June 30, 2022, included certain quarterly financial covenants and restrictions on our ability to take certain actions, and was secured by substantially all of our assets with a negative pledge on our real property. In connection with the amendment, the revolving credit facility was modified to remove our ability to make cash borrowings and provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit.  The LC Facility has a maturity date of June 30, 2023 and removed all financial covenants and other restrictions, as well as the pledge of all our assets and the negative pledge on our real property. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At March 31, 2021, we had $10.3 million of letters of credit outstanding under the LC Facility.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021.  During the eight-week period following the date of the PPP Loan (“the Covered Period”), the loan proceeds were used only for expenses which may be paid using proceeds from the PPP Loan (“Permissible Expenses”), of which approximately 93% was related to payroll costs. On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review.  As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at March 31, 2021 and at December 31, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At March 31, 2021, we had $230.2 million of outstanding surety bonds.  In connection with the Shipyard Transaction, $119.4 million of surety bonds attributable to the Divested Shipyard Contracts were terminated.  See Note 8 for further discussion of the Shipyard Transaction and entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts.

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

MPSV Termination Letter

During the first quarter 2018, we received notices of termination from our customer of the contracts for the construction of two multi-purpose support vessels (“MPSVs”) within our Shipyard Division.  We dispute the purported terminations and disagree with the customer’s reasons for such terminations. We have ceased all work and the partially completed vessels and associated equipment and materials remain in our possession in Houma, Louisiana. The customer also made claims under the performance bonds issued by the Surety in connection with the construction of the vessels, which total $50.0 million.

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for the two MPSVs. The customer responded to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all of the customer’s claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels, which was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels, which was again denied by the trial court. Thereafter, the customer requested that the appellate court exercise its discretion and review and reverse the trial court’s denial of the customer’s second motion, which was denied.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us in which it again sought to obtain possession of the vessels; however, the bankruptcy court’s decision was ultimately delayed to allow the parties an opportunity to mediate the dispute. The parties engaged in mediation until January 26, 2021 when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels. The mediation between the parties was not successful.

The lawsuit was temporarily stayed during the pendency of the customer’s Chapter 11 bankruptcy case; however, the lawsuit is no longer stayed and will proceed in the ordinary course. Discovery in connection with the lawsuit is ongoing and no trial date or other deadlines have been scheduled. We are conferring with the Surety regarding the lawsuit. We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At March 31, 2021 and December 31, 2020, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.

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

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts.  Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become property of Whitney Bank. With respect to a surety bond, any payment in the event of non-performance is subject to indemnification of the Surety by us.  When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned.  See Note 4 for further discussion of our LC Facility and surety bonds.

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

6. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss) attributable to common shareholders	$(18,641)	$5,905
Weighted-average shares(1)	15,403	15,275
Basic and diluted income (loss) per common share	$(1.21)	$0.39

__________________

(1)   We have no dilutive securities.

7. OPERATING SEGMENTS

We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our two operating divisions and Corporate Division are discussed below:

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including welding, interconnect piping and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works.  These activities are performed at our F&S Facility.

Shipyard Division – Our Shipyard Division fabricates newbuild marine vessels, including OSVs, MPSVs, research vessels, tugboats, salvage vessels, towboats, barges, drydocks, anchor handling vessels, and lift boats; provides marine repair and maintenance services, including steel repair, blasting and painting services, electrical systems repair, machinery and piping system repairs, and propeller, shaft, and rudder reconditioning; and performs conversion projects to lengthen vessels and modify vessels to permit their use for a different type of activity or enhance their capacity or functionality. These activities are performed at our Shipyard Facility.  As discussed in Note 1 and Note 8, on April 19, 2021, we completed the Shipyard Transaction. We intend to complete construction of the Retained Shipyard Contracts within our F&S Facility and wind down our Shipyard Division operations, which is anticipated to occur by mid-2022.   See Note 8 for further discussion of the Shipyard Transaction.

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

We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31, 2021
	F&S	Shipyard	Corporate	Consolidated
Revenue	$19,060	$40,296	$(405)	$58,951
Gross profit	1,042	6,539	—	7,581
Operating income (loss)	981	(17,450)	(1,989)	(18,458)
Depreciation and amortization expense	1,021	840	79	1,940
Capital expenditures	160	300	—	460
Total assets(1)	56,241	103,236	53,949	213,426

	Three Months Ended March 31, 2020
	F&S	Shipyard	Corporate	Consolidated
Revenue	$33,443	$45,559	$(447)	$78,555
Gross profit (loss)	970	(1,224)	—	(254)
Operating income (loss)	10,165	(1,899)	(2,330)	5,936
Depreciation and amortization expense	1,358	787	75	2,220
Capital expenditures	681	1,443	—	2,124
Total assets(1)	70,886	109,651	70,492	251,029

__________________

(1)	Cash and short-term investments are reported within our Corporate Division.

 8. SUBSEQUENT EVENTS

Shipyard Transaction – On April 19, 2021 (the “Closing Date” or at “Closing”), we entered into a definitive agreement (the “Purchase Agreement”) pursuant to which we sold the assets and certain vessel construction contracts of our Shipyard Division (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of estimated transaction and other costs).  We received $26.4 million of the Transaction Price on the Closing Date and the remainder will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below).

At Closing, we also received $8.0 million from Bollinger, representing an estimate of the change in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date (the “Closing Adjustment”). Actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through March 31, 2021 totaled approximately $3.0 million. The Closing Adjustment is subject to a post-closing reconciliation and true-up (“Closing Adjustment True-Up”) based on actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date compared to the Closing Adjustment.

In connection with the Shipyard Transaction, we retained approximately $11.2 million in net working capital liabilities associated with the Divested Shipyard Contracts. Our net cash proceeds inclusive of the Closing Adjustment and estimated Closing Adjustment True-up, will be used to fund (i) the retained working capital liabilities associated with the Divested Shipyard Contracts (which totaled approximately $10.4 million and $11.2 million at March 31, 2021 and December 31, 2020, respectively), (ii) net working capital liabilities associated with the Retained Shipyard Contracts (defined below) and other Shipyard Division liabilities (which totaled approximately $11.0 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively), and (iii) the wind down of the Shipyard Division operations, which is anticipated to occur by mid-2022.

Included in the Shipyard Transaction were the Shipyard Division’s:

•	Property, inventory and equipment in Houma, Louisiana;
•	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects (collectively, the “Divested Shipyard Contracts”);
•	Contract retentions, contract assets, contract liabilities and certain accounts payable associated with the Divested Shipyard Contracts as of the Closing Date; and
•	Four drydocks (of which two were held for sale at March 31, 2021).

Bollinger offered employment to most of the employees of our Shipyard Division associated with the Acquired Shipyard Contracts.

Excluded from the Shipyard Transaction were the Shipyard Division’s:

•	Accounts receivable, certain accounts payable and other accrued liabilities associated with the Divested Shipyard Contracts as of the Closing Date;
•

Contracts and related obligations for our (i) two forty-vehicle ferry projects, (ii) seventy-vehicle ferry project and (iii) two MPSV projects (which are subject to dispute) (collectively, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;

•	The Lake Charles Facility and Jennings Facility which were closed in the fourth quarter 2020; and
•	Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Retained Shipyard Contracts.

We anticipate recording a total pre-tax loss of approximately $25.0 million to $26.0 million in connection with the Shipyard Transaction, representing the estimated carry value of the net assets sold on the Closing Date over the Transaction Price, inclusive of the Closing Adjustment, estimated Closing Adjustment True-Up, and transaction and other costs.  We recorded $23.4 million of the estimated loss during the three months ended March 31, 2021, related to the impairment of our Shipyard Division’s long-lived assets and transaction costs, and anticipate recording an additional loss of approximately $2.0 million during the second quarter 2021 related to additional transaction and other costs associated with the Shipyard Transaction. At March 31, 2021, the Shipyard Division assets associated with the Shipyard Transaction did not meet the criteria for classification as held for sale, other than the two drydocks previously classified as held for sale at December 31, 2020. See Note 3 for further discussion of the impairment recorded in the first quarter 2021 and our assets held for sale.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from our Surety that has outstanding surety bond obligations for our MPSV projects and two seventy-vehicle ferry projects, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with the Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for the contracts. The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from making dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to diversification and entry into new end markets, improvement of risk profile, industry outlook, oil and gas prices, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 and the corresponding weakened demand for, and volatility of prices of, oil and the impact thereof on our business and the global economy; the potential forgiveness of any portion of the PPP Loan; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG and industrial facilities and offshore wind developments; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and the dispute with a customer related to contracts to build two seventy-vehicle ferries; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors; and other factors described under "Risk Factors" in Part I, Item 1A of our 2020 Annual Report as updated under “Risk Factors” in Part II, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made, which we cannot control. Further, we may make changes to our business plans that could affect our results. We caution investors that we undertake no obligation to publicly update or revise any forward-looking statements, which speak only as of the date made, for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise, and notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

Overview

We are a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies.  We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“"Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas, with operating facilities located in Houma, Louisiana. See Note 7 of our Financial Statements in Item 1 for further discussion of our operating divisions and Note 8 and “Shipyard Transaction” below for discussion of the Shipyard Transaction.

Significant projects in our backlog include the fabrication of modules for an offshore facility and marine docking structures; material supply for an offshore jacket and deck; and construction of three vehicle ferries. Notable projects completed in recent years include the expansion of a paddlewheel riverboat; fabrication of an offshore jacket and deck, modules for a petrochemical facility, and a meteorological tower and platform for an offshore wind project; and construction of ten harbor tugs, an ice-breaker tug and two towboats. Other significant completed projects include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two technologically-advanced OSVs, two of the largest liftboats servicing the Gulf of Mexico (“GOM”), one of the deepest production jackets in the Gulf of Mexico, and the first single point anchor reservoir hull fabricated in the U.S. In connection with the Shipyard Transaction, we sold our three regional class research vessel projects and five towing, salvage and rescue ship projects.

Shipyard Transaction

On April 19, 2021 (the “Closing Date” or at “Closing”), we entered into a definitive agreement (the “Purchase Agreement”) pursuant to which we sold the assets and certain vessel construction contracts of our Shipyard Division (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of estimated transaction and other costs).  We received $26.4 million of the Transaction Price on the Closing Date and the remainder will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below).

At Closing, we also received $8.0 million from Bollinger, representing an estimate of the change in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date (the “Closing Adjustment”). Actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through March 31, 2021 totaled approximately $3.0 million. The Closing Adjustment is subject to a post-closing reconciliation and true-up (“Closing Adjustment True-Up”) based on actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date compared to the Closing Adjustment.

In connection with the Shipyard Transaction, we retained approximately $11.2 million in net working capital liabilities associated with the Divested Shipyard Contracts. Our net cash proceeds inclusive of the Closing Adjustment and estimated Closing Adjustment True-up, will be used to fund (i) the retained working capital liabilities associated with the Divested Shipyard Contracts (which totaled approximately $10.4 million and $11.2 million at March 31, 2021 and December 31, 2020, respectively), (ii) net working capital liabilities associated with the Retained Shipyard Contracts (defined below) and other Shipyard Division liabilities (which totaled approximately $11.0 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively), and (iii) the wind down of the Shipyard Division operations, which is anticipated to occur by mid-2022.

Included in the Shipyard Transaction were the Shipyard Division’s:

•	Property, inventory and equipment in Houma, Louisiana;
•	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects (collectively, the “Divested Shipyard Contracts”);
•	Contract retentions, contract assets, contract liabilities and certain accounts payable associated with the Divested Shipyard Contracts as of the Closing Date; and
•	Four drydocks (of which two were held for sale at March 31, 2021).

Bollinger offered employment to most of the employees of our Shipyard Division associated with the Acquired Shipyard Contracts.

Excluded from the Shipyard Transaction were the Shipyard Division’s:

•	Accounts receivable, certain accounts payable and other accrued liabilities associated with the Divested Shipyard Contracts as of the Closing Date;
•

Contracts and related obligations for our (i) two forty-vehicle ferry projects, (ii) seventy-vehicle ferry project and (iii) two MPSV projects which are subject to dispute (collectively, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;

•	The Lake Charles Facility and Jennings Facility which were closed in the fourth quarter 2020; and
•	Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Retained Shipyard Contracts.

We believe the Shipyard Transaction, and ultimate wind down of the Shipyard Division operations, will benefit our ongoing operations by enabling us to:

•	Focus our efforts on our Fabrication & Services Division and position us for profitable growth in existing and new higher-margin markets;
•	Improve our risk profile by removing future risks associated with the Divested Shipyard Contracts that represent approximately 90% of our March 31, 2021 backlog that extends through 2024; and
•	Strengthen our liquidity by reducing our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations.

COVID-19 and Oil Price Impacts to Operations

For the last several years, the price of oil has been at depressed levels and/or experienced significant volatility, resulting in a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant under-utilization of our operating facilities and losses on certain projects.  Additionally, the ongoing global coronavirus pandemic (“COVID-19”) has added another layer of pressure and uncertainty on oil prices and our end markets, which has further impacted our operations. COVID-19 is a widespread public health crisis that continues to adversely affect global economies and financial markets. Additionally, the National Bureau of Economic Research indicated on June 8, 2020 that the U.S. economy entered a recession in February 2020. The duration and severity of the U.S. recession, which is ongoing, remains unclear at this time.

During 2020, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. Even with widespread distribution and acceptance of vaccines, their long-term efficacy, as well as their efficacy against the emergence of potential new strains of COVID-19, are unknown. The extent to which our operations and financial performance will be impacted by COVID-19 during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccines. Authorities in some areas of the U.S. have begun to relax COVID-19 restrictions; however, if the areas where we have our headquarters and operating facilities, or areas where our customers, subcontractors and other counterparties have operations, were to experience periods of resurgence in the numbers of cases of the virus, including through the spread of new, more contagious strains of the virus, authorities may reinstate restrictions, quarantine and isolation measures. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration.

The continued level of uncertainty means the ultimate business and financial impacts of COVID-19 and volatility in oil prices cannot be reasonably estimated at this time, but have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply disruptions and unanticipated project costs due to project disruptions and schedule delays, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Management’s estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of COVID-19 and volatile oil prices.

See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of the aforementioned on our projects and Note 1 for further discussion of the impacts of COVID-19 and volatility in oil prices. See also “Risk Factors” in Part I, Item 1A of our 2020 Annual Report.

Initiatives to Improve Operating Results

We continue to address these operational, market and economic challenges through a strategy focused on the following initiatives to:

•	Mitigate the impacts of COVID-19 on our operations, employees and contractors;
•	Reduce our risk profile through the completion of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations;
•	Preserve and improve our liquidity through cost reduction efforts, the completion of the Shipyard Transaction, and the sale of under-utilized assets;
•	Improve our resource utilization and centralize key project resources through the rationalization and integration of our facilities and operations;

•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures; and
•	Reduce our reliance on the offshore oil and gas sector and pursue more consistent, profitable organic growth by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricate foundations, secondary steel components and support structures for offshore wind developments;
–	Fabricate structures in support of our customers as they make energy transitions away from fossil fuels; and
–	Increase our services business to include onshore facilities along the Gulf Coast and expand our customer base for offshore services.

The progress and status of these initiatives is summarized further below.

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have initiated measures that include ongoing communications with our leadership team to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing some employees to work remotely) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities, implemented employee and visitor wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and initiated protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19.  In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.

•	Pursuit of force majeure – We have given appropriate notices to our customers and have made the appropriate claims for extensions of schedule for our projects which were impacted by COVID-19.
•

Loan agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“the SBA”) for review.  As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. See “Liquidity and Capital Resources” below and Note 4 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improves our risk profile by removing potential future risks associated with the Divested Shipyard Contracts that represent approximately 90% of our March 31, 2021 backlog, which extended through 2024. Further, the wind down of the Shipyard Division operations after completion of the Retained Shipyard Contracts will further reduce our risk profile as it will position us for profitable growth in existing and new higher-margin markets associated with our Fabrication & Services Division. See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at March 31, 2021 our cash, current restricted cash and short-term investments totaled $50.6 million. To preserve our liquidity position, we have undertaken cost reduction initiatives (including reducing the compensation of our executive officers and directors and reducing the size of our board in 2020), monetized under-utilized assets and facilities and are maintaining an ongoing focus on project cash flow management. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital.   In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

Efforts to improve our resource utilization and centralize key project resources – We are improving our resource utilization and centralizing key project resources through the rationalization and integration of our facilities and operations.

•

Combination of our Fabrication Division and Services Division – In the first quarter 2020, we combined our Fabrication Division and Services Division to form an integrated new division called Fabrication & Services.  The integration is enabling us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing overhead costs) and improve project execution.

•

Closure of Jennings Facility and Lake Charles Facility – During the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and accelerating the wind down of our Shipyard Division operations discussed further below.

•

Completion of Shipyard Transaction and wind down of Shipyard Division operations – On April 19, 2021, we completed the Shipyard Transaction and intend to wind down the Shipyard Division operations upon completion of the Retained Shipyard Contracts, which is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our Fabrication & Services Division.

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

Efforts to reduce our reliance on the offshore oil and gas sector and pursue more consistent, profitable organic growth – We are pursuing several initiatives to reduce our reliance on the fabrication of structures associated with the offshore oil and gas sector.

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

•

Fabricate structures in support of our customers as they make energy transitions away from fossil fuels – We believe that our expertise and capabilities provide us with the necessary foundation to fabricate steel structures in support of our customers as they transition away from fossil fuels to green energy end markets.  Examples of these opportunities include refiners who are looking to process biofuels and customers looking to embrace the growing hydrogen economy.

•

Increase our services business to include onshore facilities along the Gulf Coast and expand our customer base for offshore services – We believe expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. We will also partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast.

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our employees and contractors, which has been further challenged due to COVID-19. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•	Oil and gas prices and the level of volatility in such prices, including the impact of environmental regulations that restrict the oil and gas industry under the new administration and Congress;
•	COVID-19, for which the ultimate business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities (especially in light of the new administration and Congress), offshore wind developments and green energy;

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including our Retained Shipyard Contracts);
•	Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division and the wind down of our Shipyard Division operations; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs (see Note 5 of our Financial Statements in Item 1 and “Legal Proceedings” in Part II, Item 1 for further discussion of the dispute).

In addition, the near-term utilization of our Fabrication & Services Division will be impacted by the delay in timing of new project awards and will be impacted by continued inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that previously supported both our operating divisions but may be temporarily under-utilized due to the Shipyard Transaction as we evaluate our resource requirements to support our future operations, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 of our Financial Statements in Item 1 for further discussion of the impacts of COVID-19 and volatility in oil prices. See Note 2 of our Financial Statements in Item 1 and “Results of Operations” below for discussion of our project charges and losses on projects.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2020 Annual Report. There have been no changes to our critical accounting policies since December 31, 2020.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at March 31, 2021, was comparable to the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog provides useful information to investors as it represents work that we are contractually obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments. Backlog may differ from our remaining performance obligations, which are determined in accordance with GAAP.

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

New project awards by Division for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
Division	2021	2020
Shipyard	$15,469	128,919
Fabrication & Services	11,547	12,647
Total New Awards	$27,016	141,566

Backlog by Division at March 31, 2021 and December 31, 2020, is as follows (in thousands):

	March 31, 2021		December 31, 2020
Division	Amount	Labor Hours	Amount	Labor Hours
Shipyard	$327,355	2,577	$352,181	2,784
Fabrication & Services	12,273	152	19,381	236
Total Backlog(1),(2)	$339,628	2,729	$371,562	3,020

__________________

(1)

In connection with the Shipyard Transaction, backlog associated with the Divested Shipyard Contracts totaling $309.5 million at March 31, 2021, was sold.  Approximately $5.0 million to $10.0 million of backlog associated with the Divested Shipyard Contracts is expected to be recognized as revenue subsequent to March 31, 2021 through the Shipyard Transaction closing date. Excluding the backlog associated with the Divested Shipyard Contracts, we expect to recognize revenue of approximately $27.2 million and $2.9 million for the remainder of 2021 and thereafter, respectively, associated with our remaining backlog at March 31, 2021.  The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See Note 8 of our Financial Statements in Item 1 and “Shipyard Transaction” above for further discussion of the Shipyard Transaction.

(2)

At March 31, 2021, five customers represented approximately 78% of our backlog excluding the Divested Shipyard Contracts, and at December 31, 2020, seven customers represented approximately 98% of our backlog. At March 31, 2021, backlog from the five customers, including the Retained Shipyard Contracts, consisted of:

(i)	Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the second quarter 2021 and the first vessel in 2022;
(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2022;
(iii)	Fabrication of modules for an offshore facility within our Fabrication & Services Division. We estimate completion of the project in the second quarter 2021;
(iv)	Material supply for an offshore jacket and deck within our Fabrication & Services Division. We estimate completion of the project in the second quarter 2021;
(v)	Fabrication of marine docking structures within our Fabrication & Services Division. We estimate completion of the project in the third quarter 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020 (in thousands in each table, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful are shown below as "nm" (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%).

Consolidated	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$27,016	$141,566	$(114,550)	(80.9)%

Revenue	$58,951	$78,555	$(19,604)	(25.0)%
Cost of revenue	51,370	78,809	27,439	34.8%
Gross profit (loss)	7,581	(254)	7,835	nm
Gross profit (loss) percentage	12.9%	-0.3%
General and administrative expense	3,127	3,744	617	16.5%
Impairments and (gain) loss on assets held for sale, net	23,428	—	(23,428)	nm
Other (income) expense, net	(516)	(9,934)	(9,418)	(94.8)%
Operating income (loss)	(18,458)	5,936	(24,394)	nm
Interest (expense) income, net	(194)	53	(247)	nm
Income (loss) before income taxes	(18,652)	5,989	(24,641)	nm
Income tax (expense) benefit	11	(84)	95	nm
Net income (loss)	$(18,641)	$5,905	$(24,546)	nm

References below to 2021 and 2020 refer to the three months ended March 31, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $27.0 million and $141.6 million, respectively.  Significant new project awards for 2021 include:

•	A change order associated with our towing, salvage and rescue ship projects within our Shipyard Division, and
•	Offshore services work within our Fabrication & Services Division.

Significant new project awards for 2020 include the exercise of options by the U.S. Navy for the construction of a fourth and fifth towing, salvage and rescue ship within our Shipyard Division.

Revenue – Revenue for 2021 and 2020 was $59.0 million and $78.6 million, respectively, representing a decrease of 25.0%. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $14.4 million, primarily attributable to:

•	No revenue for our paddlewheel river boat project and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity and small-scale fabrication project activity, offset partially by,
•	Higher revenue for our marine docking structures project, offshore modules project and a subsea structures project.

Decreased revenue for our Shipyard Division of $5.3 million, primarily attributable to:

•	Lower revenue for our harbor tug projects as the last vessel was completed in the first quarter 2021,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, offset partially by,
•

Higher revenue for our towing, salvage and rescue ship projects associated with the cumulative effect impact of the change order entered into in the first quarter 2021 and increased construction activities (offset partially by reduced procurement activities), and

•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross profit (loss) – Gross profit for 2021 was $7.6 million (12.9% of revenue) compared to a gross loss of $0.3 million (0.3% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $7.7 million for our Shipyard Division (project improvements of $8.4 million, offset partially by project charges of $0.7 million), and
•	Project improvements of $0.6 million for our Fabrication & Services Division, offset partially by,
•	A low margin backlog for our Shipyard Division and low revenue volume for our Fabrication & Services Division, and
•

The partial under-recovery of overhead costs, primarily associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and to a lesser extent within our Shipyard Division.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $7.7 million and $0.6 million for our Shipyard Division and Fabrication & Services Division, respectively,
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, and
•	Project charges of $1.2 million for 2020 for our Shipyard Division, offset partially by,
•	Project improvements of $0.9 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $3.1 million (5.3% of revenue) and $3.7 million (4.8% of revenue), respectively, representing a decrease of 16.5%. The decrease was primarily due to:

•	Lower legal and advisory fees related primarily to customer disputes,
•	Cost reduction initiatives including combining our former Fabrication Division and Services Division in the first quarter 2020, and
•	Other cost savings including reductions in board size and the salaries of our executive officers in the second quarter 2020, offset partially by,
•	Higher incentive plan and insurance costs.

General and administrative expense includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a dispute associated with our MPSV contracts which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.2 million and $0.6 million for 2021 and 2020, respectively, and are reflected within our Corporate Division. See Note 1 of our Financial Statements in Item 1 for further discussion our settlement of the completed project dispute and Note 5 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.5 million and $9.9 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  Other income for 2021 was primarily related to a gain of $0.4 million associated with the settlement of a property tax dispute. Other income for 2020 was primarily related to a gain of $10.0 million associated with the settlement of a contract dispute, referenced above, for a project completed in 2015.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.2 million and income of $0.1 million, respectively.  Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our LC Facility, and interest amortization associated with our long-term lease liability and deferred financing costs on our LC Facility. The expense for 2021 relative to income for 2020 was primarily due to the write-off of deferred financing costs in connection with the amendment of our LC Facility, interest on our PPP Loan, and lower interest rates and lower average cash and short-term investment balances for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2021 and 2020 represents state income taxes. No federal income tax benefit was recorded for our 2021 loss as a full valuation allowance was recorded against our net deferred tax assets generated during the period. No federal income tax expense was recorded for our 2020 net income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Fabrication & Services Division	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$11,547	$12,647	$(1,100)	(8.7)%

Revenue	$19,060	$33,443	$(14,383)	(43.0)%
Gross profit	1,042	970	72	7.4%
Gross profit percentage	5.5%	2.9%
General and administrative expense	667	839	172	20.5%
Other (income) expense, net	(606)	(10,034)	(9,428)	(94.0)%
Operating income	981	10,165	(9,184)	(90.3)%

References below to 2021 and 2020 refer to the three months ended March 31, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $11.5 million and $12.6 million, respectively.  Significant new project awards for both 2021 and 2020 include offshore services work.

Revenue – Revenue for 2021 and 2020 was $19.1 million and $33.4 million, respectively, representing a decrease of 43.0%. The decrease was primarily due to:

•	No revenue for our paddlewheel river boat and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity and small-scale fabrication project activity, offset partially by,
•	Higher revenue for our marine docking structures project, offshore modules project and a subsea structures project.

Gross profit – Gross profit for 2021 and 2020 was $1.0 million (5.5% of revenue) and $1.0 million (2.9% of revenue), respectively. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $0.6 million related to cost decreases and favorable resolution of change orders for our offshore modules project, offset partially by,
•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs primarily due to the under-utilization of our facilities and resources due to low work hours.

The comparable gross profit for 2021 relative to 2020 was primarily due to:

•	The aforementioned project improvements of $0.6 million for 2021, and
•	A higher margin mix relative to 2020, offset partially by,
•	Lower revenue volume, and
•	Project improvements of $0.9 million for 2020 on our paddlewheel riverboat project and subsea components project.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $0.4 million and $0.2 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.7 million (3.5% of revenue) and $0.8 million (2.5% of revenue), respectively, representing a decrease of 20.5%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication Division and Services Division during the first quarter 2020.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.6 million and $10.0 million, respectively. Other income for 2021 was primarily related to a gain of $0.4 million associated with the settlement of a property tax dispute. Other income for 2020 was primarily related to a gain of $10.0 million associated with the settlement of a contract dispute, referenced above, for a project completed in 2015.

Shipyard Division	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$15,469	$128,919	$(113,450)	(88.0)%

Revenue	$40,296	$45,559	$(5,263)	(11.6)%
Gross profit (loss)	6,539	(1,224)	7,763	nm
Gross profit (loss) percentage	16.2%	-2.7%
General and administrative expense	471	575	104	18.1%
Impairments and (gain) loss on assets held for sale	23,428	—	(23,428)	nm
Other (income) expense, net	90	100	10	nm
Operating loss	(17,450)	(1,899)	(15,551)	nm

References below to 2021 and 2020 refer to the three months ended March 31, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $15.5 million and $128.9 million, respectively.  Significant new project awards for 2021 include a change order associated with our towing, salvage and rescue ship projects. Significant new project awards for 2020 include the exercise of options by the U.S. Navy for the construction of a fourth and fifth towing, salvage and rescue ship.

Revenue – Revenue for 2021 and 2020 was $40.3 million and $45.6 million, respectively, representing a decrease of 11.6%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as the last vessel was completed in the first quarter 2021,
•

Lower revenue for our research vessel projects due to construction delays associated with the temporary suspension of construction activities on the projects until engineering achieves further completion, and

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, offset partially by,
•

Higher revenue for our towing, salvage and rescue ship projects associated with the cumulative effect of a change order entered into in the first quarter 2021 and increased construction activities (offset partially by reduced procurement activities), and

•	Higher revenue for our seventy-vehicle ferry project associated with increased construction activities and procurement progress on engineered equipment.

Gross profit (loss) – Gross profit for 2021 was $6.5 million (16.2% of revenue) compared to a loss of $1.2 million (2.7% of revenue) for 2020. The gross profit for 2021 was primarily impacted by:

•

Project improvements of $8.4 million related to the cumulative effect of a change order (offset partially by forecast cost increases), on our towing, salvage and rescue ship projects, offset partially by,

•	Project charges of $0.7 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project,
•	A backlog for our Shipyard Division that is generally at, or near, break-even or in a loss position, and accordingly, results in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs primarily due to the partial under-utilization of our facilities and resources due to construction delays for our three research vessel projects.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned net project improvements of $7.7 million for 2021, and
•	Project charges of $1.2 million for 2020 on our forty-vehicle ferry projects.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.5 million (1.2% of revenue) and $0.6 million (1.3% of revenue), respectively, representing a decrease of 18.1%.  The decrease was primarily due to our cost reduction initiatives.

Other (income) expense, net – Other (income) expense, net for both 2021 and 2020 was expense of $0.1 million.

Corporate Division	Three Months Ended March 31,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
Revenue (eliminations)	$(405)	$(447)	$42	9.4%
Gross loss	—	—	—	nm
Gross loss percentage	n/a	n/a
General and administrative expense	1,989	2,330	341	14.6%
Operating loss	(1,989)	(2,330)	341	14.6%

References below to 2021 and 2020 refer to the three months ended March 31, 2021 and 2020, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $2.0 million (3.0% of consolidated revenue) and $2.3 million (3.0% of consolidated revenue), respectively, representing a decrease of 14.6%. The decrease was primarily due to:

•	Lower legal and advisory fees related primarily to customer disputes, and
•	Cost savings including reductions in board size and the salaries of our executive officers in the second quarter 2020, offset partially by,
•	Higher incentive plan and insurance costs.

General and administrative expense includes legal and advisory fees related to a contract dispute for a completed project that was settled during the first quarter 2020 and a dispute associated with our MPSV contracts which are subject to purported termination and for which construction has been suspended.  Legal and advisory fees related to such disputes totaled $0.2 million and $0.6 million for 2021 and 2020, respectively. See Note 1 of our Financial Statements in Item 1 for further discussion our settlement of the completed project dispute and Note 5 for further discussion of our MPSV dispute.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents, restricted cash and scheduled maturities of our short-term investments. At March 31, 2021, our cash, cash equivalents, restricted cash and short-term investments totaled $51.0 million as follows (in thousands):

March 31, 2021
Cash and cash equivalents	$32,653
Short-term investments (1)	8,000
Available cash, cash equivalents and short-term investments	40,653
Restricted cash, current	9,937
Restricted cash, noncurrent	406
Total cash, cash equivalents, restricted cash and short-term investments	$50,996

_______________

(1)	Includes U.S. Treasuries with original maturities of more than three months, but less than six months.

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

At March 31, 2021, our working capital was $52.5 million and included $50.6 million of cash, cash equivalents, current restricted cash and short-term investments, $8.2 million of assets held for sale and $7.2 million of current maturities of long-term debt. Excluding cash, cash equivalents, current restricted cash, short-term investments, assets held for sale and current maturities of long-term debt, our working capital at March 31, 2021 was $0.9 million, and consisted of: net contract assets and contract liabilities (collectively, "Contracts in Progress") of $59.6 million; contracts receivable and retainage of $18.2 million; inventory, prepaid expenses and other current assets of $4.9 million; and accounts payable, accrued expenses and other current liabilities of $81.8 million.  The components of our working capital (excluding cash, cash equivalents, current restricted cash, short-term investments, assets held for sale and current maturities of long-term debt) at March 31, 2021 and December 31, 2020, and changes in such amounts during the first quarter 2021, was as follows (in thousands):

	March 31, 2021	December 31, 2020	Change(3)
Contract assets	$71,372	$67,521	$3,851
Contract liabilities(1)	(11,812)	(15,129)	3,317
Contracts in progress, net(2)	59,560	52,392	7,168
Contract receivables and retainage, net	18,173	15,393	2,780
Prepaid expenses, inventory and other current assets	4,922	5,077	(155)
Accounts payable, accrued expenses and other current liabilities(4)	(81,782)	(77,784)	(3,998)
Total	$873	$(4,922)	$5,795

(1)	Contract liabilities at March 31, 2021 and December 31, 2020, include accrued contract losses of $5.1 million and $8.6 million, respectively.
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

(4)

Accounts payable includes progress accruals associated with engineered equipment manufactured by vendors, and services provided by subcontractors, that are not contractually billable or have not been billed by the vendors and subcontractors. Such accruals totaled $52.4 million and $48.5 million at March 31, 2021 and December 31, 2020, respectively, and result in an increase in the percentage-of-completion on our projects and an increase in our contract assets.

Cash Flow Activity

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$358	$7
Net cash used in investing activities	$(421)	$(1,044)
Net cash used in financing activities	$(100)	$(104)

Operating Activities – Cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $0.4 million and $0.0 million, respectively, and was primarily due to the net impacts of the following:

2021 Activity

•	Operating income excluding depreciation and amortization of $1.9 million, asset impairments of $22.8 million and stock-based compensation expense of $0.3 million;
•

Increase in contract assets of $3.9 million related to the timing of billings on projects, primarily due to increased unbilled positions on our research vessel projects and towing, salvage and rescue ship projects within our Shipyard Division, offset partially by decreased unbilled positions on our final harbor tug project within our Shipyard Division;

•

Decrease in contract liabilities of $3.3 million, primarily due to a decrease in accrued contract losses on our towing, salvage and rescue ship projects within our Shipyard Division attributable to a change order entered into in the first quarter 2021. See Note 2 of our Financial Statements in Item 1 for further discussion of the change order;

•

Increase in contract receivables and retainage of $2.8 million related to the timing of billings and collections on projects, primarily due to an increase in billings on various projects within our Shipyard Division and Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $0.2 million, primarily due to inventory;
•

Increase in accounts payable, accrued expenses and other current liabilities of $4.1 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for projects within our Shipyard Division, offset partially by decreased accounts payable positions for projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $0.4 million.

2020 Activity

•	Operating income excluding depreciation and amortization of $2.2 million and stock-based compensation expense of $0.1 million;
•

Increase in contract assets of $12.8 million related to the timing of billings on projects, primarily due to increased unbilled positions on our research vessel projects and towing, salvage and rescue ship projects within our Shipyard Division, offset partially by decreased unbilled positions for our harbor tug projects within our Shipyard Division;

•

Decrease in contract liabilities of $14.7 million, primarily due to the unwind of advance payments on our offshore jacket and deck project and material supply project within our Fabrication & Services Division and our towing, salvage and rescue ship projects within our Shipyard Division;

•

Decrease in contracts receivable and retainage of $9.9 million related to the timing of billings and collections on projects, primarily due to collections on two projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $1.8 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $7.7 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our research vessel projects and towing, salvage and rescue ship projects within our Shipyard Division; and

•	Change in noncurrent assets and liabilities, net of $0.2 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2021 and 2020 was $0.4 million and $1.0 million, respectively. Cash used in investing activities during 2021 was primarily due to capital expenditures of $0.5 million. Cash used in investing activities during 2020 was primarily due to capital expenditures of $2.1 million, offset partially by proceeds from the sale of assets held for sale of $1.1 million.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively, and was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities and Debt

LC Facility – On March 26, 2021, we amended our revolving credit facility with Hancock Whitney Bank (“Whitney Bank”), which previously provided for up to $40.0 million of borrowings or letters of credit, had a maturity date of June 30, 2022, included certain quarterly financial covenants and restrictions on our ability to take certain actions, and was secured by substantially all of our assets with a negative pledge on our real property.  In connection with the amendment, the revolving credit facility was modified to remove our ability to make cash borrowings and provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit.  The LC Facility has a maturity date of June 30, 2023 and removed all financial covenants and other restrictions, as well as the pledge of all our assets and the negative pledge on our real property.  Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At March 31, 2021, we had $10.3 million of letters of credit outstanding under the LC Facility.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.  The PPP Loan, and accrued interest, may be forgiven partially or in full, if certain conditions are met.

The PPP Loan matures on April 17, 2022, bears interest at a fixed rate of 1.0 percent per annum and is payable in monthly installments commencing on the earlier of the date on which the amount of loan forgiveness is determined or March 17, 2021. During the eight-week period following the date of the PPP Loan (“the Covered Period”), the loan proceeds were used only for expenses which may be paid using proceeds from the PPP Loan (“Permissible Expenses”), of which approximately 93% was related to payroll costs. On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review.  As of the filing of this Report, we have not received an approval or denial of our application for forgiveness from the SBA; in the absence of such action and based on guidance we received from our external advisors, we have taken the position that the date for commencement of loan payments has not yet occurred, and we have made no loan payments. Because the amount borrowed exceeded $2.0 million, the PPP Loan and our loan forgiveness application is subject to audit by the SBA. Any portion of the PPP Loan that is not forgiven, together with accrued interest, will be repaid based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, unless the SBA were to determine that we were not eligible to participate in the PPP, in which case the SBA could seek immediate repayment of the PPP Loan. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for Permissible Expenses, we can provide no assurances that we will be eligible for forgiveness of the PPP Loan, in whole or in part. Accordingly, we have recorded the full amount of the PPP Loan as debt, which is included in long-term debt, current and long-term debt, noncurrent on our Balance Sheet at March 31, 2021 and at December 31, 2020.  The current and noncurrent debt classification is based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, and timing of required repayment absent any loan forgiveness.  We intend to reflect the benefit of any loan forgiveness if, and when, our loan forgiveness application is approved by the SBA and after we have reasonable assurance from the SBA that we have met the eligibility and loan forgiveness requirements of the PPP.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At March 31, 2021, we had $230.2 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects which are subject to purported termination and for which construction has been suspended.  It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges, and given a majority of our backlog is at, or near, break-even or is in a loss position.  We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. In connection with the Shipyard Transaction, $119.4 million of surety bonds attributable to the Divested Shipyard Contracts were terminated. See Note 5 of our Financial Statements in Item 1 for further discussion of our surety bonds and MPSV dispute, Note 8 for further discussion of the Shipyard Transaction, and Note 8 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from our Surety that has outstanding surety bond obligations for our MPSV projects and two seventy-vehicle ferry projects, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with the Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for the contracts. The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from making dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the size of our board and reducing the compensation of our directors and executive officers in 2020), the sale of under-utilized assets and facilities, an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at March 31, 2021, we continue to have $8.2 million of assets held for sale ($6.2 million excluding assets included in the Shipyard Transaction); however, we can provide no assurances that we will successfully sell these assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us important additional liquidity, which is important because as a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital. The primary uses of our liquidity for 2021 and the foreseeable future are to fund:

•	Overhead costs associated with the under-utilization of our facilities within our Fabrication & Services Division, until we secure sufficient backlog to fully recover our overhead costs;
•	Capital expenditures;
•	Accrued contract losses recorded at March 31, 2021 (including accrued contract losses on the Retained Shipyard Contracts);
•	Working capital requirements for our projects, including the unwind of advance payments on projects (including advance payments on the Retained Shipyard Contracts);
•	Legal and other costs associated with our MPSV dispute; and
•	Corporate administrative expenses and initiatives to diversify and enhance our business.

We anticipate capital expenditures of $1.0 million to $2.0 million for the remainder of 2021.  Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at March 31, 2021, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2021 and 2022, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of COVID-19 and volatile oil prices. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the first quarter 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2018, we filed a lawsuit against our customer to enforce our rights and remedies under the applicable construction contracts for two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all of the customer’s claims. The customer subsequently filed an amendment to its counterclaim to add claims by the customer against the Surety. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels, which was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels, which was again denied by the trial court. Thereafter, the customer requested that the appellate court exercise its discretion and review and reverse the trial court’s denial of the customer’s second motion, which was denied.

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us in which it again sought to obtain possession of the vessels; however, the bankruptcy court’s decision was ultimately delayed to allow the parties an opportunity to mediate the dispute. The parties engaged in mediation until January 26, 2021 when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels. The mediation between the parties was not successful.

The lawsuit was temporarily stayed during the pendency of the customer’s Chapter 11 bankruptcy case; however, the lawsuit is no longer stayed and will proceed in the ordinary course. Discovery in connection with the lawsuit is ongoing and no trial date or other deadlines have been scheduled. We are conferring with the Surety regarding the lawsuit. See Note 5 of our Financial Statements in Item 1 for further discussion of the MPSV dispute.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report, except for the following risk factor.

The financial benefits we expect to receive as a result of the Shipyard Transaction may not be realized.

We plan to use the net cash proceeds realized from the Shipyard Transaction to fund net working capital liabilities associated with the Retained Shipyard Contracts and other Shipyard Division liabilities and to support the wind down of the Shipyard Division operations, which is anticipated to occur by mid-2022.  We may from time to time going forward continue to find our liquidity position to be challenging, and our use of the proceeds from the Shipyard Transaction may not improve our results of operations, financial condition or cash flows or enhance the trading value of our common stock.  In addition, we will receive $2.2 million of the Transaction Price upon Bollinger’s collection of certain customer payments associated with the Shipyard Divested Contracts. In the event Bollinger fails to achieve certain contractual milestones and collect such amounts from the customer, we may not realize the full economic value we expect to derive from the Shipyard Transaction. In addition, the sale of our Shipyard Division assets and a majority of our long-term construction contracts results in a less diversified business portfolio, and we will have a greater dependency on the performance of our remaining operating division, Fabrication & Services, for our financial results.

In connection with the Shipyard Transaction, we also entered a transition services agreement with Bollinger, pursuant to which each party will provide certain transition services to the other party. In the course of performing our obligations under the transition services agreement, we have agreed to make available to Bollinger certain operational assets and support at a contracted price, including assets, facilities, equipment and the time and attention of our management, which may from time to time interfere with our efficient performance of our responsibilities with respect to our remaining operations. Further, we must successfully complete the Retained Shipyard Contracts and we can provide no assurances that the execution of such projects will not be impacted by the Shipyard Transaction or that we will be able complete such projects within our forecast cost estimates.  In addition, the Transaction Price and

Closing Adjustment for the Shipyard Transaction are subject to a Closing Adjustment True-Up calculation, which could result in total proceeds that are ultimately lower than we have anticipated related to the Shipyard Transaction.

All of the above factors associated with the Shipyard Transaction, among others, may negatively impact our business, results of operations and financial condition.

Item 5. Other Information.

On March 30, 2021, we filed our 2020 Annual Report disclosing that on March 26, 2021, we amended our revolving credit facility with Hancock Whitney Bank (“Whitney Bank”), which previously provided for up to $40.0 million of borrowings or letters of credit, had a maturity date of June 30, 2022, included certain quarterly financial covenants and restrictions on our ability to take certain actions, and was secured by substantially all of our assets with a negative pledge on our real property.  In connection with the amendment, the facility was modified to remove our ability to make cash borrowings and provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit.  The LC Facility has a maturity date of June 30, 2023 and removed all financial covenants and other restrictions, as well as the pledge of all our assets and the negative pledge on our real property.  Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At March 31, 2021, we had $10.3 million of letters of credit outstanding under the LC Facility. See “Risk Factors” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7, and Note 5 and Note 8 of our Financial Statements in Part II, Item 8 of our 2020 Annual Report for further discussion of our LC Facility.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1

Asset Purchase Agreement by and among Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C., as purchasers, and Gulf Island Fabrication, Inc., Gulf Island Shipyards, LLC and Gulf Island, L.L.C., as sellers, dated April 19, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
10.1

Waiver and Seventh Amendment to Credit Agreement dated March 26, 2021, incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

10.2

Employment Agreement by and between Gulf Island Fabrication, Inc. and Christian G. Vaccari, dated April 16, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 19, 2021. †

10.3

Restrictive Covenant Regarding Restrictive Payments by and among Gulf Island Fabrication, Inc., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C., Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, dated April 19, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.4

Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated April 19, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.
†	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: May 11, 2021