Form 10-Q
period 2021-06-30
GULF ISLAND FABRICATION INC
filed 2021-08-11
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2021

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of August 10, 2021, was 15,535,225.

- i -

GULF ISLAND FABRICATION, INC.

I N D E X

- ii -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended June 30, 2021 (“this Report”), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Closing Date	The closing date of the Shipyard Transaction of April 19, 2021.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

contracts in progress	Net contract assets and contract liabilities on projects.

Covered Period	The eight-week period following the date of the PPP Loan of April 17, 2020.

COVID-19	The ongoing global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Deferred Transaction Price	The portion of the Transaction Price totaling $2.2 million that will be received upon Bollinger's collection of certain customer payments associated with the Divested Shipyard Contracts.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects that were included in the Shipyard Transaction.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

Exchange Act	Securities Exchange Act of 1934, as amended.

F&S Facility	Our Fabrication & Services Division’s facility located in Houma, Louisiana.

Fabrication & Services	Our Fabrication & Services Division (also referred to herein as F&S).

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative Consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

- ii -

Gulf Coast	Along the coast of the Gulf of Mexico.

inland	Typically, bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Facility	Our Shipyard Division's leased facility located near Jennings, Louisiana, which was closed in the fourth quarter 2020.

labor hours	Hours worked by employees directly involved in the production of our products.

Lake Charles Facility	Our Shipyard Division's leased facility located near Lake Charles, Louisiana, which was closed in the fourth quarter 2020.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LNG	Liquified Natural Gas.

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

MPSV(s)	Multi-Purpose Support Vessel(s).

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

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

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Shipyard	Our Shipyard Division.

Shipyard Facility	Our Shipyard Division’s owned facility located in Houma, Louisiana that was sold in connection with the Shipyard Transaction.

Shipyard Transaction	The sale of our Shipyard Division’s assets and certain construction contracts on April 19, 2021.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

- iii -

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Surety	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Price	The base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

- iv -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,834	$43,159
Restricted cash, current	9,637	—
Short-term investments	—	7,998
Contract receivables and retainage, net	13,737	14,089
Contract assets	2,371	5,098
Prepaid expenses and other assets	5,962	2,545
Inventory	1,772	2,157
Assets held for sale	1,800	6,200
Current assets of discontinued operations	2	66,116
Total current assets	100,115	147,362
Property, plant and equipment, net	29,720	31,178
Restricted cash, noncurrent	406	—
Noncurrent assets of discontinued operations	—	39,169
Other noncurrent assets	13,438	13,634
Total assets	$143,679	$231,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,427	$12,362
Contract liabilities	8,206	10,262
Accrued expenses and other liabilities	8,197	6,682
Long-term debt, current	1,050	5,499
Current liabilities of discontinued operations	771	63,607
Total current liabilities	27,651	98,412
Long-term debt, noncurrent	8,950	4,501
Other noncurrent liabilities	1,739	2,068
Total liabilities	38,340	104,981
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,535 shares issued and outstanding at June 30, 2021 and 15,359 at December 31, 2020	11,281	11,223
Additional paid-in capital	104,583	104,072
Retained earnings (accumulated deficit)	(10,525)	11,067
Total shareholders’ equity	105,339	126,362
Total liabilities and shareholders’ equity	$143,679	$231,343

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$24,268	$31,988	$48,053	$69,667
Cost of revenue	23,164	32,716	47,028	70,863
Gross profit (loss)	1,104	(728)	1,025	(1,196)
General and administrative expense	3,093	3,370	5,880	6,681
Other (income) expense, net	(380)	1	(909)	(10,033)
Operating income (loss)	(1,609)	(4,099)	(3,946)	2,156
Interest (expense) income, net	(95)	(89)	(289)	(36)
Income (loss) before income taxes	(1,704)	(4,188)	(4,235)	2,120
Income tax (expense) benefit	4	(22)	15	(106)
Income (loss) from continuing operations	(1,700)	(4,210)	(4,220)	2,014
Loss from discontinued operations, net of taxes	(1,251)	(1,327)	(17,372)	(1,646)
Net income (loss)	$(2,951)	$(5,537)	$(21,592)	$368
Per share data:
Basic and diluted income (loss) from continuing operations	$(0.11)	$(0.28)	$(0.27)	$0.13
Basic and diluted loss from discontinued operations	(0.08)	(0.09)	(1.12)	(0.11)
Basic and diluted income (loss) per share	$(0.19)	$(0.36)	$(1.40)	$0.02

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(65)	—	(73)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	11,121	103,144	44,347	158,612
Net loss	—	—	—	(5,537)	(5,537)
Vesting of restricted stock	19	—	(1)	—	(1)
Stock-based compensation expense	—	34	311	—	345
Balance at June 30, 2020	15,309	$11,155	$103,454	$38,810	$153,419

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$11,067	$126,362
Net loss	—	—	—	(18,641)	(18,641)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	11,245	104,263	(7,574)	107,934
Net loss	—	—	—	(2,951)	(2,951)
Vesting of restricted stock	18	(1)	(7)	—	(8)
Stock-based compensation expense	—	37	327	—	364
Balance at June 30, 2021	15,535	$11,281	$104,583	$(10,525)	$105,339

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(21,592)	$368
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and lease asset amortization	3,215	4,287
Other amortization, net	15	31
Asset impairments	22,750	—
Loss on Shipyard Transaction	2,581	—
(Gain) loss on sale of fixed assets and other assets, net	45	(5)
Stock-based compensation expense	677	440
Changes in operating assets and liabilities:
Contract receivables and retainage, net	1,654	12,704
Contract assets	(4,561)	(25,732)
Prepaid expenses, inventory and other current assets	(676)	668
Accounts payable	(11,020)	2,081
Contract liabilities	(5,324)	702
Accrued expenses and other current liabilities	1,330	(1,840)
Noncurrent assets and liabilities, net (including long-term retainage)	(463)	2,538
Net cash used in operating activities	(11,369)	(3,758)
Cash flows from investing activities:
Capital expenditures	(921)	(7,745)
Proceeds from Shipyard Transaction, net of transaction costs	31,677	—
Proceeds from sale of property and equipment	4,439	1,080
Purchases of short-term investments	—	(19,991)
Maturities of short-term investments	8,000	20,000
Net cash provided by (used in) investing activities	43,195	(6,656)
Cash flows from financing activities:
Proceeds from borrowings	—	10,000
Payment of financing cost	—	(31)
Tax payments for vested stock withholdings	(108)	(74)
Net cash provided by (used in) financing activities	(108)	9,895
Net increase (decrease) in cash, cash equivalents and restricted cash	31,718	(519)
Cash, cash equivalents and restricted cash, beginning of period	43,159	49,703
Cash, cash equivalents and restricted cash, end of period	$74,877	$49,184
Supplemental cash flow information:
Deferred Transaction Price receivable from Shipyard Transaction	$2,200	$—

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by mid-2022.  See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our Consolidated Balance Sheet at December 31, 2020, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2020 Annual Report.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such assets and liabilities at June 30, 2021, and operating results for the three and six months ended June 30, 2021, have been classified as discontinued operations on our Consolidated Balance Sheet (“Balance Sheet”) and Consolidated Statement of Operations (“Statement of Operations”), respectively. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such assets and liabilities at December 31, 2020, and operating results for the three and six months ended June 30, 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively.  Discontinued operations are not presented separately on our Consolidated Statement of Cash Flows (“Statement of Cash Flows”).  Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations.  See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Operating Cycle

The duration of our contracts vary but typically extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current, which may not be received or paid within the next twelve months, include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

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

•	fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale;
•	determination of deferred income tax assets, liabilities and related valuation allowances;
•	reserves for bad debts;
•	liabilities related to self-insurance programs; and
•	the impacts of the ongoing global coronavirus pandemic (“COVID-19”) and volatile oil prices on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Volatile Oil Prices and COVID-19 – For the last several years, the price of oil has been at depressed levels and/or experienced significant volatility, resulting in a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant under-utilization of our operating facilities and resources and losses on certain projects. Additionally, COVID-19 has added another layer of pressure and uncertainty on oil prices and our end markets, which has further impacted our operations. COVID-19 (including its new and emerging strains and variants) is a widespread public health crisis that continues to adversely affect global economies and financial markets.

During 2020, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. Even with widespread distribution of vaccines, hesitancy or resistance to the vaccines among certain groups, as well as uncertainty about their long-term efficacy or effectiveness against new COVID-19 strains and variants, remain. The extent to which our operations and financial performance will be impacted by COVID-19 during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccines. Authorities in some areas of the U.S. have begun to relax COVID-19 restrictions; however, if the areas where we have our headquarters and operating facilities, or areas where our customers, subcontractors and other counterparties have operations, were to experience periods of resurgence in the numbers of cases of the virus, including through the spread of new, more contagious or deadly strains and variants of the virus, authorities may reinstate restrictions, quarantine and isolation measures. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration.

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

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities.  See Note 7 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents, Restricted Cash and Short-Term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash – At June 30, 2021, we had $10.0 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). In July 2021, $7.0 million of outstanding letters of credit expired and the associated cash restriction was released. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. We had no restricted cash at December 31, 2020. See Note 5 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. We had no short-term investments at June 30, 2021. At December 31, 2020, our short-term investments included U.S. Treasuries with original maturities of less than six months that were held until their maturity.

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

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 4 for further discussion of our assets held for sale.

Depreciation Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred.

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and our lease assets included within other noncurrent assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. See Note 3 for further discussion of our long-lived asset impairments within our discontinued operations.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining impairments of inventory, long-lived assets and assets held for sale are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 4 for further discussion of our assets held for sale.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2021 and 2020.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2021 and December 31, 2020, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For the six months ended June 30, 2020, other (income) expense also included a gain of $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate as no federal benefit was recorded for losses during the three and six months ended June 30, 2021 and three months ended June 30, 2020, as a full valuation allowance was recorded against our federal deferred tax assets generated during the periods, and as no federal expense was recorded for income during the six months ended June 30, 2020, as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and six months ended June 30, 2021 and 2020 represent state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$11,041	$3,129	$—	$14,170
T&M(2)	9,254	—	—	9,254
Other	932	—	(88)	844
Total	$21,227	$3,129	$(88)	$24,268

	Six Months Ended June 30, 2021
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$22,198	$8,259	$(8)	$30,449
T&M(2)	15,523	—	—	15,523
Other	2,566	—	(485)	2,081
Total	$40,287	$8,259	$(493)	$48,053

	Three Months Ended June 30, 2020
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$20,853	$5,902	$(239)	$26,516
T&M(2)	4,455	—	—	4,455
Other	1,298	—	(281)	1,017
Total	$26,606	$5,902	$(520)	$31,988

	Six Months Ended June 30, 2020
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$45,410	$10,585	$(324)	$55,671
T&M(2)	11,380	—	—	11,380
Other	3,259	—	(643)	2,616
Total	$60,049	$10,585	$(967)	$69,667

(1)	Revenue is recognized as the contract progresses over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at June 30, 2021 (in thousands):

Segment	Performance Obligations
Fabrication & Services	$9,326
Shipyard	14,588
Total(1)	$23,914

(1)

We expect to recognize revenue of approximately $17.6 million and $6.3 million for the remainder of 2021 and thereafter, respectively, associated with our remaining performance obligations at June 30, 2021.

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at June 30, 2021 and December 31, 2020 is as follows (in thousands):

	June 30,	December 31,
	2021	2020
Contract assets(1)	$2,371	$5,098
Contract liabilities(2), (3), (4)	(8,206)	(10,262)
Contracts in progress, net	$(5,835)	$(5,164)

(1)

The decrease in contract assets compared to December 31, 2020, was primarily due to decreased unbilled positions for various projects within our Fabrication & Services Division and our seventy-vehicle ferry project within our Shipyard Division.

(2)

The decrease in contract liabilities compared to December 31, 2020, was primarily due to a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division.

(3)

Revenue recognized during the three months ended June 30, 2021 and 2020, related to amounts included in our contract liabilities balance at March 31, 2021 and 2020, was $2.8 million and $4.0 million, respectively.  Revenue recognized during the six months ended June 30, 2021 and 2020, related to amounts included in our contract liabilities balance at December 31, 2020 and 2019, was $2.8 million and $8.6 million, respectively.

(4)

Contract liabilities at June 30, 2021 and December 31, 2020, includes accrued contract losses of $4.8 million and $5.4 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for the three and six months ended June 30, 2021 and 2020, and our allowance for doubtful accounts at June 30, 2021 and December 31, 2020, were not significant.

Variable Consideration

For the three and six months ended June 30, 2021 and 2020, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at June 30, 2021 and December 31, 2020, certain projects reflected a reduction to our estimated contract price for liquidated damages of $0.9 million and $0.6 million, respectively.

Changes in Project Estimates

We determine the impact of changes in estimated margins on projects for a given period by calculating the amount of revenue recognized in the period that would have been recognized in a prior period had such estimated margins been forecasted in the prior period.  The total impact of changes in estimated margins for a project as disclosed on a quarterly basis may be different from the applicable year-to-date impact due to the application of the percentage-of-completion method and the changing progress of the project at each period end.  Such impacts may also be different when a project is commenced and completed within the applicable year-to-date period but spans multiple quarters.

Changes in Estimates for 2021 – For the three and six months ended June 30, 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $1.9 million and $2.0 million, respectively, and negatively impacted operating results for our Shipyard Division by $0.9 million and $1.7 million, respectively.  The changes in estimates were associated with the following:

Fabrication & Services Division

•

Offshore Modules Project, Material Supply Project and Subsea Structures Project – Positive impact for the three and six months ended June 30, 2021 of $1.9 million and $2.0 million, respectively, for our offshore modules project, material supply project and a subsea structures project, resulting from increased contract price and reduced forecast costs, primarily associated with reduced contingency associated with schedule-related liquidated damages and reduced craft labor and subcontracted services costs.  The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers.  At June 30, 2021, the offshore modules project was complete and the material supply project and subsea structures project were completed in July 2021.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for the three and six months ended June 30, 2021 of $0.9 million and $1.7 million, respectively, for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to customer-directed changes, higher forecast costs to launch the vessel, and engineering delays and lower than anticipated progress on the project, due in part to COVID-19.  We have submitted a claim to our customer to extend our project schedule and recover the increased forecast costs associated with the impacts of the customer-directed changes and COVID-19; however, we can provide no assurances that we will be successful recovering these costs. Our forecast at June 30, 2021 does not reflect potential future benefits, if any, from the favorable resolution of the claim. At June 30, 2021, the vessel was approximately 73% complete and is forecast to be completed in the second quarter 2022.  The project was in a loss position at June 30, 2021 and our reserve for estimated losses was $0.8 million. If future craft labor productivity and subcontractor costs differ from our current estimates, piping or other construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

Changes in Estimates for 2020 – For the three and six months ended June 30, 2020, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $1.0 million and $1.9 million, respectively, and for the six months ended June 30, 2020, negatively impacted operating results for our Shipyard Division by $1.2 million. The changes in estimates were associated with the following:

Fabrication & Services Division

•

Paddle Wheel Riverboat Project and Subsea Components Project – Positive impact for the three and six months ended June 30, 2020 of $0.5 million and $1.4 million, respectively, for our paddle wheel riverboat project and subsea components project, resulting from reduced forecast costs and increased contract price, primarily associated with reduced craft labor and subcontracted services costs and change orders. The impacts were primarily due to better than anticipated labor productivity and favorable resolution of change orders with subcontractors and the customers. At June 30, 2021, the projects were both complete.

•

Jacket and Deck Project – Positive impact for both the three and six months ended June 30, 2020 of $0.5 million for our jacket and deck project, resulting from increased contract price, primarily associated with project incentives earned during the second quarter 2020.  At June 30, 2021, the project was complete.

Shipyard Division

•

Forty-Vehicle Ferry Projects – Negative impact for the six months ended June 30, 2020 of $1.2 million for our two forty-vehicle ferry projects, resulting from increased forecast costs and forecast liquidated damages, primarily associated with increased craft labor and material costs and extensions of schedule. The impacts occurred during the first quarter 2020 and were primarily due to anticipated rework for the first vessel, including potential reconstruction of previously completed portions of the vessel resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels.  The projects had no significant changes in estimated margins in the second quarter 2020.

3.	SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (the “Closing Date”), we entered into a definitive agreement (the “Purchase Agreement”) pursuant to which we sold the operating assets and certain construction contracts of our Shipyard Division (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs).  We received $26.4 million of the Transaction Price on the Closing Date and the remaining $2.2 million (“Deferred Transaction Price”) will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below), which is anticipated to occur by the first quarter 2022. The $2.2 million receivable associated with the Deferred Transaction Price has been reflected within prepaid expenses and other assets on our Balance Sheet at June 30, 2021.

We also received $8.0 million from Bollinger on the Closing Date, representing an estimate of the change in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date (the “Closing Adjustment”). The Closing Adjustment was subject to a post-closing reconciliation and true-up (the “Closing Adjustment True-Up”) based on actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date compared to the Closing Adjustment. Actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date totaled approximately $7.8 million ($3.0 million during the three months ended March 31, 2021 and $4.8 million during the three months ended June 30, 2021 prior to the Closing Date). Accordingly, $0.2 million of the Closing Adjustment was returned to Bollinger during the three months ended June 30, 2021 in connection with the Closing Adjustment True-Up.

Included in the Shipyard Transaction were the Shipyard Division’s:

•	Shipyard Facility and inventory and equipment in Houma, Louisiana;
•	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects (collectively, the “Divested Shipyard Contracts”);
•	Contract retentions, contract assets, contract liabilities and certain accounts payable associated with the Divested Shipyard Contracts as of the Closing Date; and
•	Four drydocks (three of which previously supported our Shipyard Division operations in our Lake Charles Facility and Jennings Facility).

Bollinger offered employment to most of the employees of our Shipyard Division associated with the Acquired Shipyard Contracts.

Excluded from the Shipyard Transaction were the Shipyard Division’s:

•	Accounts receivable, certain accounts payable and other accrued liabilities associated with the Divested Shipyard Contracts as of the Closing Date;
•

Contracts and related obligations for our (i) two forty-vehicle ferry projects, (ii) seventy-vehicle ferry project and (iii) two multi-purpose support vessel (“MPSV”) projects (which are subject to dispute) (collectively, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;

•	Lake Charles Facility and Jennings Facility (which were closed in the fourth quarter 2020) and related lease obligations; and
•	Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Retained Shipyard Contracts.

In connection with the Shipyard Transaction, we recorded a total pre-tax loss of $25.3 million during the six months ended June 30, 2021, of which $23.4 million was recorded during the three months ended March 31, 2021 related to the impairment of our Shipyard Division’s long-lived assets (discussed further below) and transaction costs, and $1.9 million was recorded during the three months ended June 30, 2021 related to transaction and other costs associated with the Shipyard Transaction.

At June 30, 2021, the net liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $11.9 million. The wind down of the Shipyard Division operations is anticipated to occur by mid-2022.

Impairment – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021.  We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during the three months ended March 31, 2021. We based our fair value estimate on the Transaction Price inclusive of the Closing Adjustment and an estimate of the Closing Adjustment True-Up, associated with the Shipyard Transaction.

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the previously disclosed fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed facilities, to be discontinued operations in the second quarter 2021. Accordingly, such assets and liabilities at June 30, 2021, and operating results for the three and six months ended June 30, 2021, have been classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such assets and liabilities at December 31, 2020, and operating results for the three and six months ended June 30, 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. We are completing construction of the Retained Shipyard Contracts within our F&S Facility and are winding down our Shipyard Division operations, which is anticipated to occur by mid-2022.  The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Segment and are classified as continuing operations on our Balance Sheet and Statement of Operations.  Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

Statement of Operations – A summary of the operating results constituting the loss from discontinued operations for the three and six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$6,471	$27,986	$41,637	$68,862
Cost of revenue	6,406	28,961	33,912	69,623
Gross profit (loss)	65	(975)	7,725	(761)
General and administrative expense	73	352	413	785
Impairments and (gain) loss on assets held for sale	1,903	—	25,331	—
Other (income) expense, net	(660)	—	(647)	100
Operating loss	(1,251)	(1,327)	(17,372)	(1,646)
Income tax (expense) benefit(1)	—	—	—	—
Loss from discontinued operations, net of taxes	$(1,251)	$(1,327)	$(17,372)	$(1,646)

(1)	Income taxes attributable to discontinued operations were not material for all periods presented.

As a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and six months ended June 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and six months ended June 30, 2020. See Note 8 for a summary of the reclassifications to our previously reported segment results and Note 6 for further discussion of our MPSV dispute.

Assets and Liabilities – A summary of the carrying values of the major classes of assets and liabilities of discontinued operations at June 30, 2021 and December 31, 2020, is as follows (in thousands):

	June 30, 2021	December 31, 2020
Current assets of discontinued operations:
Contract receivables and retainage, net	$2	$1,304
Contract assets	—	62,423
Prepaid expenses and other assets	—	270
Inventory	—	105
Assets held for sale	—	2,014
Total current assets of discontinued operations	$2	$66,116

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	—	36,280
Other noncurrent assets	—	2,889
Total noncurrent assets of discontinued operations	$—	$39,169

	June 30, 2021	December 31, 2020
Current liabilities of discontinued operations:
Accounts payable	$225	$57,752
Contract liabilities	—	4,867
Accrued expenses and other liabilities	546	988
Total current liabilities of discontinued operations	$771	$63,607

Cash Flows – A summary of the cash flows of discontinued operations for the six months ended June 30, 2021 and 2020, is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flows from discontinued operations	$(8,474)	$(1,603)
Investing cash flows from discontinued operations	$31,424	$(5,742)

Changes in Project Estimates – For the six months ended June 30, 2021, significant changes in estimated margins on projects positively impacted operating results of our discontinued operations by $8.4 million.  The impacts occurred during the first quarter 2021 and were associated with our towing, salvage and rescue ship projects, resulting from increased contract price primarily associated with an approved change order ($9.2 million impact), offset partially by increased forecast costs primarily associated with increased craft labor costs ($0.8 million impact). There were no significant changes in estimated margins on projects for our discontinued operations during the second quarter 2021.

For both the three and six months ended June 30, 2020, significant changes in estimated margins on projects negatively impacted operating results of our discontinued operations by $0.6 million.  The impacts were associated with our final two harbor tug projects in our Jennings Facility, resulting from increased forecast costs primarily associated with increased craft labor and subcontracted services costs and extensions of schedule.

Other – Other (income) expense, net includes a gain of $0.6 million for both the three and six months ended June 30, 2021, resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

4.	IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

At June 30, 2021, our assets held for sale consisted of one crawler crane within our Fabrication & Services Division.  A summary of our assets held for sale at June 30, 2021 and December 31, 2020, is as follows (in thousands):

Assets Held for Sale	June 30, 2021	December 31, 2020
Machinery and equipment	$4,587	$11,877
Accumulated depreciation	(2,787)	(5,677)
Total	$1,800	$6,200

During the six months ended June 30, 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two crawler cranes that were held for sale by our Fabrication & Services Division at December 31, 2020. During the six months ended June 30, 2020, we received proceeds of $1.1 million from the sale of other assets held for sale. No significant gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets. See Note 3 for discussion of impairments associated with our discontinued operations.
5.	CREDIT FACILITIES AND DEBT

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to 20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At June 30, 2021, we had $10.0 million of letters of credit outstanding under the LC Facility, of which $7.0 million expired in July 2021 and the associated cash restriction was released.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”).  The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met.  On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million plus any accrued interest.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review. Following the SBA’s approval of our application for forgiveness, on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, including accrued interest. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.  The forgiveness and repayment of the PPP Loan were effective as of July 7, 2021.

Given the PPP Loan was not forgiven as of June 30, 2021, we have recorded the full amount as debt on our Balance Sheet at June 30, 2021, with the current and noncurrent debt classification based upon the actual amounts repaid and forgiven in July 2021.  At December 31, 2020, the current and noncurrent debt classification was based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, and timing of required repayment absent any loan forgiveness. The gain from the forgiveness of the PPP Loan and accrued interest will be reflected in the third quarter 2021.

Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request.  While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan (“Permissible Expenses”), we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At June 30, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute.  See Note 6 for further discussion of our MPSV dispute.

Mortgage Agreement and Restrictive Covenant Agreement

On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two seventy-vehicle ferry projects.  The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from making dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.

6.	COMMITMENTS AND CONTINGENCIES

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

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us, in which it again sought to obtain possession of the vessels; however, the bankruptcy court’s decision was ultimately delayed to allow the parties an opportunity to mediate the dispute. The parties engaged in mediation until January 26, 2021 when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels. The mediation between the parties was not successful.

The lawsuit was temporarily stayed during the pendency of the customer’s Chapter 11 bankruptcy case; however, the lawsuit is no longer stayed and will proceed in the ordinary course. Discovery in connection with the lawsuit is ongoing, and the trial of the case is tentatively scheduled to begin on March 6, 2023. Other trial related deadlines have been tentatively established as well. We are conferring with the Surety regarding the lawsuit.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At June 30, 2021 and December 31, 2020, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries that establish health and environmental quality standards.  These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes.  We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.  In connection with the historical operation of our facilities, including those associated with acquired operations, substances that currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate exposure to environmental liabilities.  We do not believe any environmental matters will have a material adverse effect on our financial condition, results of operations or cash flow.
7.	INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$(1,700)	$(4,210)	$(4,220)	$2,014
Loss from discontinued operations, net of taxes	(1,251)	(1,327)	(17,372)	(1,646)
Net income (loss)	$(2,951)	$(5,537)	$(21,592)	$368

Weighted-average shares(1)	15,528	15,301	15,466	15,288

Basic and diluted income (loss) from continuing operations	$(0.11)	$(0.28)	$(0.27)	$0.13
Basic and diluted loss from discontinued operations	(0.08)	(0.09)	(1.12)	(0.11)
Basic and diluted income (loss) per share	$(0.19)	$(0.36)	$(1.40)	$0.02

__________________

(1)   We have no dilutive securities.
8.	OPERATING SEGMENTS

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

Shipyard Division – Prior to the Shipyard Transaction, our Shipyard Division fabricated newbuild marine vessels and provided marine repair and maintenance services. These activities were performed at our Shipyard Facility.  As discussed in Note 3, on April 19, 2021, we completed the Shipyard Transaction, which resulted in the sale of our Shipyard Facility and the Divested Shipyard Contracts. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations in the second quarter 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Segment and are classified as continuing operations on our Balance Sheet and Statement of Operations.   See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Corporate Division – Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, certain insurance costs and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, information technology and accounting.

Other – As a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and six months ended June 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and six months ended June 30, 2020. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 6 for further discussion of our MPSV dispute.  A summary of the reclassifications to our previously reported segment results for the three and six months ended June 30, 2020, is as follows (in thousands):

	Three Months Ended June 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Gross loss, as previously reported	$(472)	$(1,231)	$—	$(1,703)
Discontinued operations(1)	—	975	—	975
Changes in expense allocations	(20)	73	(53)	—
Gross loss from continuing operations	$(492)	$(183)	$(53)	$(728)

Operating loss, as previously reported	$(1,394)	$(1,724)	$(2,308)	$(5,426)
Discontinued operations(1)	—	1,327	—	1,327
Changes in expense allocations	(90)	214	(124)	—
Reclassification of legal expenses	—	(239)	239	—
Operating loss from continuing operations	$(1,484)	$(422)	$(2,193)	$(4,099)

	Six Months Ended June 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Gross profit (loss), as previously reported	$498	$(2,455)	$—	$(1,957)
Discontinued operations(1)	—	761	—	761
Changes in expense allocations	(52)	170	(118)	—
Gross profit (loss) from continuing operations	$446	$(1,524)	$(118)	$(1,196)

Operating income (loss), as previously reported	$8,771	$(3,623)	$(4,638)	$510
Discontinued operations(1)	—	1,646	—	1,646
Changes in expense allocations	(192)	452	(260)	—
Reclassification of legal expenses	—	(564)	564	—
Operating income (loss) from continuing operations	$8,579	$(2,089)	$(4,334)	$2,156

__________________

(1)	See Note 3 for as summary of the operating results constituting the loss from discontinued operations for the three and six months ended June 30, 2021 and 2020.

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30, 2021
	F&S	Shipyard	Corporate	Consolidated
Revenue	$21,227	$3,129	$(88)	$24,268
Gross profit (loss)	2,241	(1,059)	(78)	1,104
Operating income (loss)	1,656	(1,119)	(2,146)	(1,609)
Depreciation and amortization expense	1,001	—	81	1,082
Capital expenditures	226	193	—	419
Total assets(1)	47,199	17,524	78,954	143,677

	Six Months Ended June 30, 2021
	F&S	Shipyard	Corporate	Consolidated
Revenue	$40,287	$8,259	$(493)	$48,053
Gross profit (loss)	3,228	(2,037)	(166)	1,025
Operating income (loss)	2,517	(2,370)	(4,093)	(3,946)
Depreciation and amortization expense	1,989	—	160	2,149
Capital expenditures	386	193	—	579
Total assets(1)	47,199	17,524	78,954	143,677

	Three Months Ended June 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Revenue	$26,606	$5,902	$(520)	$31,988
Gross loss	(492)	(183)	(53)	(728)
Operating loss	(1,484)	(422)	(2,193)	(4,099)
Depreciation and amortization expense	1,155	—	77	1,232
Capital expenditures	1,143	—	179	1,322
Total assets(1)	71,509	16,632	72,670	160,811

	Six Months Ended June 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Revenue	$60,049	$10,585	$(967)	$69,667
Gross profit (loss)	446	(1,524)	(118)	(1,196)
Operating income (loss)	8,579	(2,089)	(4,334)	2,156
Depreciation and amortization expense	2,480	—	152	2,632
Capital expenditures	1,824	—	179	2,003
Total assets(1)	71,509	16,632	72,670	160,811

__________________

(1)	Cash and short-term investments are reported within our Corporate Division.
9.	SUBSEQUENT EVENTS

In July 2021, the SBA approved our application for forgiveness of $8.9 million of the PPP Loan, and we repaid the remaining balance of the PPP Loan.  See Note 5 for further discussion of the PPP Loan.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants), and the corresponding weakened demand for, and volatility of prices of, oil and the impact thereof on our business and the global economy; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and the dispute with a customer related to contracts to build two seventy-vehicle ferries; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under "Risk Factors" in Part I, Item 1A of our 2020 Annual Report as updated under “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies.  We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“"Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by mid-2022.

We determined the Shipyard operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operations for the three and six months ended June 30, 2021, have been classified as discontinued operations. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such operating results for the three and six months ended June 30, 2020, have been recast and classified as discontinued operations within the financial information presented below.  In addition, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and six months ended June 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and six months ended June 30, 2020. The operating results attributable to the Retained Shipyard Contracts and remaining Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, are classified as continuing operations within the financial information presented below. Unless otherwise noted, the amounts presented below, and the associated discussion and analysis, relate to our continuing operations.  See Note 8 of our Financial Statements in Item 1 for further discussion of our operating divisions and a summary of the reclassifications to our previously reported segment results and Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Significant projects in backlog for our Fabrication & Services Division include the fabrication of marine docking structures; and material supply for an offshore jacket and deck. Significant projects in backlog for our Shipyard Division include construction of three vehicle ferries. Notable projects completed in recent years for our Fabrication & Services Division include the expansion of a paddlewheel riverboat; and fabrication of modules for an offshore facility, an offshore jacket and deck, modules for a petrochemical facility, and a meteorological tower and platform for an offshore wind project. Other significant completed projects for our Fabrication & Services Division include the fabrication of wind turbine foundations for the first offshore wind project in the U.S.; and construction of two of the largest liftboats servicing the Gulf of Mexico (“GOM”), one of the deepest production jackets in the Gulf of Mexico, and the first single point anchor reservoir hull fabricated in the U.S.

COVID-19 and Oil Price Impacts to Operations

For the last several years, the price of oil has been at depressed levels and/or experienced significant volatility, resulting in a significant and sustained reduction in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, significant under-utilization of our operating facilities and resources, and losses on certain projects.  Additionally, the ongoing global coronavirus pandemic (“COVID-19”) has added another layer of pressure and uncertainty on oil prices and our end markets, which has further impacted our operations. COVID-19 (including its new and emerging strains and variants) is a widespread public health crisis that continues to adversely affect global economies and financial markets.

During 2020, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond. Even with widespread distribution of vaccines, hesitancy or resistance to the vaccines among certain groups, as well as uncertainty about their long-term efficacy or effectiveness against new COVID-19 strains and variants, remain. The extent to which our operations and financial performance will be impacted by COVID-19 during the remainder of 2021 will depend largely on future developments, including global availability and acceptance of the vaccines. Authorities in some areas of the U.S. have begun to relax COVID-19 restrictions; however, if the areas where we have our headquarters and operating facilities, or areas where our customers, subcontractors and other counterparties have operations, were to experience periods of resurgence in the numbers of cases of the virus, including through the spread of new, more contagious or deadly strains and variants of the virus, authorities may reinstate restrictions, quarantine and isolation measures. The measures taken, while intended to protect human life, have had and are expected to continue to have a serious adverse impact on domestic and foreign economies of uncertain severity and duration.

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

Initiatives to Improve Operating Results

We are addressing these operational, market and economic challenges through a strategy focused on the following initiatives to:

•	Mitigate the impacts of COVID-19 on our operations, employees and contractors;
•	Reduce our risk profile through the completion of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations;
•	Preserve and improve our liquidity through cost reduction efforts, the completion of the Shipyard Transaction, and the sale of under-utilized assets;
•	Improve our resource utilization and centralize key project resources through the rationalization and integration of our facilities and operations;
•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures;
•	Expand our skilled workforce by focusing on ways to improve retention and enhance and add to our craft personnel; and
•	Reduce our reliance on the offshore oil and gas sector and pursue more stable, profitable growth by repositioning the Company to:
–	Fabricate modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast;
–	Fabricate structures in support of our customers as they make energy transitions away from fossil fuels; and
–	Fabricate foundations, secondary steel components and support structures for offshore wind developments.

The progress and status of these initiatives is summarized further below.

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have ongoing communications with our leadership team to anticipate and proactively address COVID-19 impacts, work-place distancing of employees (including allowing some employees to work remotely) and regular monitoring of office and yard personnel for compliance.  We are also monitoring employee and visitor temperatures prior to entering our facilities, implemented employee and visitor wellness questionnaires, increased monitoring of employee absenteeism and the reasons for such absences, and have established protocols for employees returning from absences, including employees that have tested positive for COVID-19, or have come in contact with individuals that tested positive for COVID-19.  In addition, we have installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities.

•	Pursuit of force majeure – We have given appropriate notices to our customers and have made the appropriate claims for extensions of schedule for our projects that were impacted by COVID-19.
•

Loan agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. In July 2021, the SBA approved our application for forgiveness of $8.9 million of the PPP Loan, and we repaid the remaining balance of the PPP Loan. See “Liquidity and Capital Resources” below and Notes 5 and 9 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improves our risk profile by removing potential future risks associated with the Divested Shipyard Contracts that represented approximately 90% of our backlog and extended through 2024. Further, the wind down of the Shipyard Division operations after completion of the Retained Shipyard Contracts will further reduce our risk profile as it will position us for profitable growth in existing and new higher-margin markets associated with our Fabrication & Services Division. See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at June 30, 2021 our cash, current restricted cash and short-term investments totaled $74.5 million. To preserve our liquidity position, we have undertaken cost reduction initiatives (including reducing the compensation of our executive officers and directors and reducing the size of our board in 2020), monetized under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in the second quarter 2021) and are maintaining an ongoing focus on project cash flow management. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital.  In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

Efforts to improve our resource utilization and centralize key project resources – We are improving our resource utilization and centralizing key project resources through the rationalization and integration of our facilities and operations.

•

Combination of our Fabrication Division and Services Division – During the first quarter 2020, we combined our Fabrication Division and Services Division to form an integrated division called Fabrication & Services.  The integration is enabling us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing overhead costs) and improve project execution.

•

Closure of Jennings Facility and Lake Charles Facility – During the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and accelerating the wind down of our Shipyard Division operations discussed further below.

•

Completion of Shipyard Transaction and wind down of Shipyard Division operations – During the second quarter 2021, we completed the Shipyard Transaction and intend to wind down the Shipyard Division operations upon completion of the Retained Shipyard Contracts, which is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our Fabrication & Services Division.

Efforts to improve our competitiveness and project execution – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures.  Our actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program, and other measures designed to strengthen our personnel, processes and procedures.  Further, we are taking a disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience on projects into the bidding and execution of future projects.

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursing new project awards given the scarcity of available skilled labor.

Efforts to reduce our reliance on the offshore oil and gas sector and pursue more stable, profitable growth – We are pursuing several initiatives to reduce our reliance on the fabrication of structures associated with the offshore oil and gas sector.

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

•

Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. We will also partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast.

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
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities (especially in light of the new administration and Congress), green energy and offshore wind developments;

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Retained Shipyard Contracts);
•	Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division and the wind down of our Shipyard Division operations; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs (see Note 6 of our Financial Statements in Item 1 and “Legal Proceedings” in Part II, Item 1 for further discussion of the dispute).

In addition, the near-term utilization of our Fabrication & Services Division will be impacted by the delay in timing of new project awards and will be impacted by continued inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that previously supported both our operating divisions but may be temporarily under-utilized due to the Shipyard Transaction as we evaluate our resource requirements to support our future operations, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 of our Financial Statements in Item 1 for further discussion of the impacts of COVID-19 and volatility in oil prices and Note 2 and “Results of Operations” below for discussion of our project impacts.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2020 Annual Report. There have been no changes to our critical accounting policies since December 31, 2020.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at June 30, 2021, was comparable to the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog provides useful information to investors as it represents work that we are contractually obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments. Backlog may differ from our remaining performance obligations, which are determined in accordance with GAAP.

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

New project awards by Division for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Division	2021	2020	2021	2020
Fabrication & Services	$18,192	$27,442	$29,739	$39,642
Shipyard	—	20	—	152
Total New Awards	$18,192	$27,462	$29,739	$39,794

Backlog by Division at June 30, 2021 and December 31, 2020, is as follows (in thousands):

	June 30, 2021		December 31, 2020
Division	Amount	Labor Hours	Amount	Labor Hours
Fabrication & Services	$9,326	112	$19,381	236
Shipyard	14,588	159	23,187	263
Total Backlog(1),(2)	$23,914	271	$42,568	499

__________________

(1)

In connection with the Shipyard Transaction, backlog associated with the Divested Shipyard Contracts totaling $303.1 million was sold.  We expect to recognize revenue of approximately $17.6 million and $6.3 million for the remainder of 2021 and thereafter, respectively, associated with our backlog at June 30, 2021. The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

(2)	At June 30, 2021, our significant projects in backlog included the following:
(i)	Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the third quarter 2021 and the first vessel in 2022;
(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2022;
(iii)	Fabrication of marine docking structures within our Fabrication & Services Division. We estimate completion of the project in the third quarter 2021; and
(iv)	Material supply for an offshore jacket and deck within our Fabrication & Services Division. The project was completed in July 2021.

Results of Operations

We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021.   See “Overview” above and Note 3 of our Financial Statements within Item 1 for further discussion of the Shipyard Transaction and our discontinued operations.

Comparison of the Three Months Ended June 30, 2021 and 2020 (in thousands in each table, except for percentages):

In the comparative tables below, percentage changes that are not considered meaningful are shown below as "nm" (generally when the prior period amount is immaterial or when the percentage change is significantly greater than 100%).

Consolidated	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$18,192	$27,462	$(9,270)	(33.8)%

Revenue	$24,268	$31,988	$(7,720)	(24.1)%
Cost of revenue	23,164	32,716	9,552	29.2%
Gross profit (loss)	1,104	(728)	1,832	nm
Gross profit (loss) percentage	4.5%	(2.3)%
General and administrative expense	3,093	3,370	277	8.2%
Other (income) expense, net	(380)	1	381	nm
Operating loss	(1,609)	(4,099)	2,490	60.7%
Interest (expense) income, net	(95)	(89)	(6)	(6.7)%
Loss before income taxes	(1,704)	(4,188)	2,484	59.3%
Income tax (expense) benefit	4	(22)	26	nm
Loss from continuing operations	(1,700)	(4,210)	2,510	59.6%
Loss from discontinued operations, net of taxes	(1,251)	(1,327)	76	5.7%
Net loss	$(2,951)	$(5,537)	$2,586	46.7%

References below to 2021 and 2020 refer to the three months ended June 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $18.2 million and $27.5 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work within our Fabrication & Services Division.  Significant new project awards for 2020 include:

•	A marine docking structures project within our Fabrication & Services Division,
•	Additional scopes of work for our offshore jacket and deck project within our Fabrication & Services Division, and
•	Small-scale fabrication and offshore services work within our Fabrication & Services Division.

Revenue – Revenue for 2021 and 2020 was $24.3 million and $32.0 million, respectively, representing a decrease of 24.1%. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $5.4 million, primarily attributable to:

•	No revenue for our offshore jacket and deck project that was completed in the third quarter 2020,
•	Lower revenue for our material supply project and offshore modules project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Decreased revenue for our Shipyard Division of $2.8 million, primarily attributable to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement activities, offset partially by increased construction activities.

Gross profit (loss) – Gross profit for 2021 was $1.1 million (4.5% of revenue) compared to a gross loss of $0.7 million (2.3% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $1.9 million for our Fabrication & Services Division, offset partially by,
•	Project charges of $0.9 million for our Shipyard Division,
•	A low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and
•	Holding costs of $0.2 million for our Shipyard Division related to the two MPSV vessels that remain in our possession and are subject to dispute.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $1.9 million for 2021 for our Fabrication & Services Division,
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, and
•	A decrease in the under-recovery of overhead costs for our Fabrication & Services Division, offset partially by,
•	Project charges of $0.9 million for 2021 for our Shipyard Division,
•	Project improvements of $1.0 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue volume for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $3.1 million (12.7% of revenue) and $3.4 million (10.5% of revenue), respectively, representing a decrease of 8.2%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees, and
•	Cost reduction initiatives including combining our former Fabrication Division and Services Division in the first quarter 2020, offset partially by,
•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

General and administrative expense included legal and advisory fees of $0.3 million and $0.2 million for 2021 and 2020, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.4 million. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other income for 2021 was primarily related to gains on the sales of equipment and scrap materials and insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.1 million and $0.1 million, respectively.  Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on the PPP Loan and the unused portion of our LC Facility, and interest amortization associated with our long-term lease liability and deferred financing costs on our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2021 and 2020 represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Fabrication & Services Division	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$18,192	$27,442	$(9,250)	(33.7)%

Revenue	$21,227	$26,606	$(5,379)	(20.2)%
Gross profit (loss)	2,241	(492)	2,733	nm
Gross profit (loss) percentage	10.6%	(1.8)%
General and administrative expense	761	991	230	23.2%
Other (income) expense, net	(176)	1	177	nm
Operating income (loss)	1,656	(1,484)	3,140	nm

References below to 2021 and 2020 refer to the three months ended June 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $18.2 million and $27.4 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work.  Significant new project awards for 2020 include:

•	A marine docking structures project,
•	Additional scopes of work for our offshore jacket and deck project, and
•	Small-scale fabrication and offshore services work.

Revenue – Revenue for 2021 and 2020 was $21.2 million and $26.6 million, respectively, representing a decrease of 20.2%. The decrease was primarily due to:

•	No revenue for our offshore jacket and deck project that was completed in the third quarter 2020,
•	Lower revenue for our material supply project and offshore modules project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Gross profit (loss) – Gross profit for 2021 was $2.2 million (10.6% of revenue) compared to a gross loss of $0.5 million (1.8% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•

Project improvements of $1.9 million related to cost decreases and favorable resolution of change orders for our offshore modules project, material supply project and a subsea structures project, offset partially by,

•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources due to low work hours.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $1.9 million for 2021,
•	A higher margin mix relative to 2020, and
•	A decrease in the under-recovery of overhead costs due to cost reductions, offset partially by,
•	Lower revenue volume, and
•	Project improvements of $1.0 million for 2020 on our paddlewheel riverboat project and offshore jacket and deck project.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $0.3 million and $0.3 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.8 million (3.6% of revenue) and $1.0 million (3.7% of revenue), respectively, representing a decrease of 23.2%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication Division and Services Division during the first quarter 2020.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.2 million.  Other income for 2021 was primarily related to gains on the sales of equipment and scrap materials.

Shipyard Division	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$—	$20	$(20)	nm

Revenue	$3,129	$5,902	$(2,773)	(47.0)%
Gross loss	(1,059)	(183)	(876)	nm
Gross loss percentage	(33.8)%	(3.1)%
General and administrative expense	264	239	(25)	(10.5)%
Other (income) expense, net	(204)	—	204	nm
Operating loss	(1,119)	(422)	(697)	nm

References below to 2021 and 2020 refer to the three months ended June 30, 2021 and 2020, respectively.

Revenue – Revenue for 2021 and 2020 was $3.1 million and $5.9 million, respectively, representing a decrease of 47.0%. The decrease was primarily due to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement activities, offset partially by increased construction activities.

Gross loss – Gross loss for 2021 and 2020 was $1.1 million (33.8% of revenue) and $0.2 million (3.1% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $0.9 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, and
•	Holding costs of $0.2 million related to the two MPSV vessels that remain in our possession and are subject to dispute.

The increase in gross loss for 2021 relative to 2020 was primarily due to the aforementioned project charges of $0.9 million for 2021. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.3 million (8.4% of revenue) and $0.2 million (4.0% of revenue), respectively, representing an increase of 10.5%.  General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.2 million.  Other income for 2021 was primarily related to insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura, offset partially by carry costs associated with our leased Jennings Facility and Lake Charles Facility.

Corporate Division	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
Revenue (eliminations)	$(88)	$(520)	$432	nm
Gross loss	(78)	(53)	(25)	(47.2)%
Gross loss percentage	n/a	n/a
General and administrative expense	2,068	2,140	72	3.4%
Operating loss	(2,146)	(2,193)	47	2.1%

References below to 2021 and 2020 refer to the three months ended June 30, 2021 and 2020, respectively.

Gross loss – Gross loss for 2021 and 2020 was $0.1 million and $0.1 million, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $2.1 million (8.5% of consolidated revenue) and $2.1 million (6.7% of consolidated revenue), respectively, representing a decrease of 3.4%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees, offset partially by,
•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

Discontinued Operations

A summary of the operating results constituting the loss from discontinued operations for the three months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
Revenue	$6,471	$27,986	$(21,515)	(76.9)%
Gross profit (loss)	65	(975)	1,040	nm
Gross profit (loss) percentage	1.0%	(3.5)%
General and administrative expense	73	352	279	79.3%
Impairments and (gain) loss on assets held for sale	1,903	—	(1,903)	nm
Other (income) expense, net	(660)	—	660	nm
Operating loss	(1,251)	(1,327)	76	5.7%

Operating results from discontinued operations for the three months ended June 30, 2021 include results through April 19, 2021, the Closing Date of the Shipyard Transaction.  References below to 2021 and 2020 refer to the three months ended June 30, 2021 and 2020, respectively.

Revenue – Revenue for 2021 and 2020 was $6.5 million and $28.0 million, respectively, representing a decrease of 39.5%. The decrease was primarily due to:

•	No revenue for our harbor tug projects in 2021 as the last vessel was completed in the first quarter 2021, and
•	Lower revenue for our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction in April 2021.

Gross profit (loss) – Gross profit for 2021 was $0.1 million (1.0% of revenue) compared to a gross loss of $1.0 million (3.5% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	Project charges of $0.6 million for 2020 on our harbor tug projects, and
•	A decrease in the under-recovery of overhead costs.

See Note 3 of our Financial Statements in Item 1 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.1 million (1.1% of revenue) and $0.4 million (1.3% of revenue), respectively, representing a decrease of 79.3%. The decrease was primarily due to the Shipyard Transaction in April 2021.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2021 was a loss of $1.9 million.  The loss for 2021 related to transaction and other costs associated with the Shipyard Transaction. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.7 million.  Other income for 2021 was primarily due to a gain of $0.6 million resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

Comparison of the Six Months Ended June 30, 2021 and 2020 (in thousands in each table, except for percentages)

Consolidated	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$29,739	$39,794	$(10,055)	(25.3)%

Revenue	$48,053	$69,667	$(21,614)	(31.0)%
Cost of revenue	47,028	70,863	23,835	33.6%
Gross profit (loss)	1,025	(1,196)	2,221	nm
Gross profit (loss) percentage	2.1%	(1.7)%
General and administrative expense	5,880	6,681	801	12.0%
Other (income) expense, net	(909)	(10,033)	(9,124)	nm
Operating income (loss)	(3,946)	2,156	(6,102)	nm
Interest (expense) income, net	(289)	(36)	(253)	nm
Income (loss) before income taxes	(4,235)	2,120	(6,355)	nm
Income tax (expense) benefit	15	(106)	121	nm
Income (loss) from continuing operations	(4,220)	2,014	(6,234)	nm
Income (loss) from discontinued operations, net of taxes	(17,372)	(1,646)	15,726	nm
Net income (loss)	$(21,592)	$368	$(21,960)	nm

References below to 2021 and 2020 refer to the six months ended June 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $29.7 million and $39.8 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work within our Fabrication & Services Division.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020 within our Fabrication & Services Division,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020 within our Fabrication & Services Division, and
•	Small-scale fabrication and offshore services work within our Fabrication & Services Division.

Revenue – Revenue for 2021 and 2020 was $48.1 million and $69.7 million, respectively, representing a decrease of 31.0%. The decrease was primarily due to:

Decreased revenue for our Fabrication & Services Division of $19.8 million, primarily attributable to:

•	No revenue for our paddlewheel river boat project and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project, offshore modules project and a subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Decreased revenue for our Shipyard Division of $2.3 million, primarily attributable to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, offset partially by,
•	Higher revenue for our seventy-vehicle ferry project due to increased construction activities.

Gross profit (loss) – Gross profit for 2021 was $1.0 million (2.1% of revenue) compared to a gross loss of $1.2 million (1.7% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $2.0 million for our Fabrication & Services Division, offset partially
•	Project charges of $1.7 million for our Shipyard Division,
•	Low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and
•	Holding costs of $0.3 million for our Shipyard Division related to the two MPSV vessels that remain in our possession and are subject to dispute.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $2.0 million for 2021 for our Fabrication & Services Division,
•	Project charges of $1.2 million for 2020 for our Shipyard Division,
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, and
•	A decrease in the under-recovery of overhead costs for our Fabrication & Services Division, offset partially by,
•	The aforementioned project charges of $1.7 million for 2021 for our Shipyard Division,
•	Project improvements of $1.9 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue volume for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $5.9 million (12.2% of revenue) and $6.7 million (9.6% of revenue), respectively, representing a decrease of 12.0%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees,
•	Cost reduction initiatives including combining our former Fabrication Division and Services Division in the first quarter 2020, and
•	Other cost savings including reductions in board size and the salaries of our executive officers in the second quarter 2020, offset partially by,
•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

General and administrative expense included legal and advisory fees of $0.5 million and $0.6 million for 2021 and 2020, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.9 million and $10.0 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  Other income for 2021 was primarily related to a gain of $0.4 million associated with the settlement of a property tax dispute and gains on the sales of equipment and scrap materials. Other income for 2020 was primarily related to a gain of $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015. See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the completed project dispute.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.3 million and $0.1 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on the PPP Loan and the unused portion of our LC Facility, and interest amortization associated with our long-term lease liability and deferred financing costs on our LC Facility. The increase in expense for 2021 relative to 2020 was primarily due to the write-off of deferred financing costs in connection with the amendment of our LC Facility, interest on the PPP Loan, and lower interest rates and lower average cash and short-term investment balances for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2020 was expense of $0.1 million and represents state income taxes.  No federal income tax benefit was recorded for 2021 as a full valuation allowance was recorded against our net deferred tax assets generated during the period and no expense was recorded for 2020 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Fabrication & Services Division	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$29,739	$39,642	$(9,903)	(25.0)%

Revenue	$40,287	$60,049	$(19,762)	(32.9)%
Gross profit	3,228	446	2,782	nm
Gross profit percentage	8.0%	0.7%
General and administrative expense	1,493	1,900	407	21.4%
Other (income) expense, net	(782)	(10,033)	(9,251)	nm
Operating income	2,517	8,579	(6,062)	(70.7)%

References below to 2021 and 2020 refer to the six months ended June 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $29.7 million and $39.6 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020, and
•	Small-scale fabrication and offshore services work.

Revenue – Revenue for 2021 and 2020 was $40.3 million and $60.0 million, respectively, representing a decrease of 32.9%. The decrease was primarily due to:

•	No revenue for our paddlewheel river boat and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project, offshore modules project and a subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Gross profit – Gross profit for 2021 and 2020 was $3.2 million (8.0% of revenue) and $0.4 million (0.7% of revenue), respectively. Gross profit for 2021 was primarily impacted by:

•

Project improvements of $2.0 million related to cost decreases and favorable resolution of change orders for our offshore modules project, material supply project and a subsea structures project, offset partially by,

•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources due to low work hours.

The increase in gross profit for 2021 relative to 2020 was primarily due to:

•	The aforementioned project improvements of $2.0 million for 2021, and
•	A higher margin mix relative to 2020, and
•	A decrease in the under-recovery of overhead costs due to cost reductions, offset partially by,
•	Lower revenue volume, and
•	Project improvements of $1.9 million for 2020 on our paddlewheel riverboat project, and offshore jacket and deck project and subsea components project.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $0.6 million and $0.5 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $1.5 million (7.0% of revenue) and $1.9 million (7.1% of revenue), respectively, representing a decrease of 21.4%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication Division and Services Division during the first quarter 2020.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.8 million and $10.0 million, respectively. Other income for 2021 was primarily related to a gain of $0.4 million associated with the settlement of a property tax dispute and gains on the sales of equipment and scrap materials. Other income for 2020 was primarily related to a gain of $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.  See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the completed project dispute.

Shipyard Division	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
New project awards	$—	$152	$(152)	nm

Revenue	$8,259	$10,585	$(2,326)	(22.0)%
Gross loss	(2,037)	(1,524)	(513)	(33.7)%
Gross loss percentage	(24.7)%	(14.4)%
General and administrative expense	460	565	105	18.6%
Other (income) expense, net	(127)	—	127	nm
Operating loss	(2,370)	(2,089)	(281)	(13.5)%

References below to 2021 and 2020 refer to the six months ended June 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2020 were $0.2 million.

Revenue – Revenue for 2021 and 2020 was $8.3 million and $10.6 million, respectively, representing a decrease of 22.0%. The decrease was primarily due to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced procurement and construction activities, offset partially by,
•	Higher revenue for our seventy-vehicle ferry project due to increased construction activities.

Gross loss – Gross loss for 2021 and 2020 was $2.0 million (24.7% of revenue) and $1.5 million (14.4% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $1.7 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, and
•	Holding costs of $0.3 million related to the two MPSV vessels that remain in our possession and are subject to dispute.

The increase in gross loss for 2021 relative to 2020 was primarily due to:

•	The aforementioned project charges of $1.7 million for 2021, offset partially by,
•	Project charges of $1.2 million for 2020 on our two forty-vehicle ferry projects.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.5 million (5.6% of revenue) and $0.6 million (5.3% of revenue), respectively, representing a decrease of 18.6%.  General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.1 million.  Other income for 2021 primarily related to insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura, offset partially by carry costs associated with our leased Jennings Facility and Lake Charles Facility.

Corporate Division	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
Revenue (eliminations)	$(493)	$(967)	$474	nm
Gross loss	(166)	(118)	(48)	(40.7)%
Gross loss percentage	n/a	n/a
General and administrative expense	3,927	4,216	289	6.9%
Operating loss	(4,093)	(4,334)	241	5.6%

References below to 2021 and 2020 refer to the six months ended June 30, 2021 and 2020, respectively.

Gross loss – Gross loss for 2021 and 2020 was $0.2 million and $0.1 million, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $3.9 million (8.2% of consolidated revenue) and $4.2 million (6.1% of consolidated revenue), respectively, representing a decrease of 6.9%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees, and
•	Cost savings including reductions in board size and the salaries of our executive officers in the second quarter 2020, offset partially by,
•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

Discontinued Operations

A summary of the operating results constituting the loss from discontinued operations for the six months ended June 30, 2021 and 2020, is as follows:

	Six Months Ended June 30,		Favorable (Unfavorable) Change
	2021	2020	Amount	Percent
Revenue	$41,637	$68,862	$(27,225)	(39.5)%
Gross profit (loss)	7,725	(761)	8,486	nm
Gross profit (loss) percentage	18.6%	(1.1)%
General and administrative expense	413	785	372	47.4%
Impairments and (gain) loss on assets held for sale	25,331	—	(25,331)	nm
Other (income) expense, net	(647)	100	747	nm
Operating loss	(17,372)	(1,646)	(15,726)	nm

Operating results from discontinued operations for the six months ended June 30, 2021 include results through April 19, 2021, the Closing Date of the Shipyard Transaction.  References below to 2021 and 2020 refer to the six months ended June 30, 2021 and 2020, respectively.

Revenue – Revenue for 2021 and 2020 was $41.6 million and $68.9 million, respectively, representing a decrease of 39.5%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as the last vessel was completed in the first quarter 2021, and
•	Lower revenue for our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction in April 2021.

Gross profit (loss) – Gross profit for 2021 was $7.7 million (18.6% of revenue) compared to a gross loss of $0.8 million (1.1% of revenue) for 2020. The gross profit for 2021 was primarily impacted by:

•

Project improvements of $8.4 million related to the cumulative effect of a change order (offset partially by forecast cost increases) on our towing, salvage and rescue ship projects, offset partially by,

•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $8.4 million for 2021,
•	Project charges of $0.6 million for 2020 on our harbor tug projects, and
•	A decrease in the under-recovery of overhead costs.

See Note 3 of our Financial Statements in Item 1 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.4 million (18.6% of revenue) and $0.8 million (1.1% of revenue), respectively, representing a decrease of 47.4%. The decrease was primarily due to the Shipyard Transaction in April 2021.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2021 was a loss of $25.3 million, of which $22.8 million related to the impairment of our Shipyard Division’s long-lived assets and $2.5 million related to transaction and other costs associated with the Shipyard Transaction. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.6 million and expense of $0.1 million, respectively.  Other income for 2021 was primarily due to a gain of $0.6 million resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents, restricted cash and scheduled maturities of our short-term investments. At June 30, 2021, our cash, cash equivalents and restricted cash totaled $74.9 million as follows (in thousands):

June 30, 2021
Cash and cash equivalents	$64,834
Restricted cash, current(1)	9,637
Total cash, cash equivalents and current restricted cash	74,471
Restricted cash, noncurrent	406
Total cash, cash equivalents and restricted cash	$74,877

__________________

(1)	In July 2021, $7.0 million of outstanding letters of credit expired and the associated cash restriction was released.

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

At June 30, 2021, our working capital was $72.5 million and included $74.5 million of cash, cash equivalents and current restricted cash, $1.8 million of assets held for sale and $1.1 million of current maturities of long-term debt. Excluding cash, cash equivalents, current restricted cash, assets held for sale and current maturities of long-term debt, our working capital at June 30, 2021 was negative $2.0 million, and consisted of: net contract assets and contract liabilities of negative $5.8 million; contracts receivable and retainage of $13.7 million; inventory, prepaid expenses and other current assets of $7.7 million; and accounts payable, accrued expenses and other current liabilities of $17.6 million.

The components of our working capital (excluding cash, cash equivalents, current restricted cash, assets held for sale and current maturities of long-term debt) at June 30, 2021 and December 31, 2020, and changes in such amounts during the six months ended June 30, 2021, was as follows (in thousands):

	June 30, 2021	December 31, 2020	Change	Change from Discontinued Operations(3)	Consolidated Change(4)
Contract assets	$2,371	$5,098	$2,727	$(7,288)	$(4,561)
Contract liabilities(1)	(8,206)	(10,262)	(2,056)	(3,268)	(5,324)
Contracts in progress, net(2)	(5,835)	(5,164)	671	(10,556)	(9,885)
Contract receivables and retainage, net	13,737	14,089	352	1,302	1,654
Prepaid expenses, inventory and other current assets	7,734	4,702	(3,032)	158	(2,874)
Accounts payable, accrued expenses and other current liabilities	(17,624)	(19,044)	(1,420)	(8,395)	(9,815)
Total	$(1,988)	$(5,417)	$(3,429)	$(17,491)	$(20,920)

(1)	Contract liabilities at June 30, 2021 and December 31, 2020, include accrued contract losses of $4.8 million and $5.4 million, respectively.
(2)

Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3)

Our Statement of Cash Flows reflects changes in the above balance sheet accounts for both our continuing and discontinued operations; however, our Balance Sheet reflects the above balance sheet accounts separately for only our continuing operations. Accordingly, the “Change from Discontinued Operations” column in the table above reflects the impacts of discontinued operations to reconcile between the changes in such amounts between our Balance Sheet and our Statement of Cash Flows.

(4)

Changes referenced in the cash flow activity section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(11,369)	$(3,758)
Net cash provided by (used in) investing activities	$43,195	$(6,656)
Net cash provided by (used in) financing activities	$(108)	$9,895

Operating Activities – Cash used in operating activities for the six months ended June 30, 2021 and 2020 was $11.4 million and $3.8 million, respectively, and was primarily due to the net impacts of the following:

2021 Activity

•

Operating loss, excluding depreciation and amortization of $3.2 million, asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, and stock-based compensation expense of $0.7 million;

•

Increase in contract assets of $4.6 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts, offset partially by decreased unbilled positions on our seventy-vehicle ferry project within our Shipyard Division and various projects within our Fabrication & Services Division;

•

Decrease in contract liabilities of $5.3 million, primarily due to a decrease in advance payments on our Divested Shipyard Contracts and our two forty-vehicle ferry projects and seventy-vehicle ferry project within our Shipyard Division;

•	Decrease in contract receivables and retainage of $1.7 million related to the timing of billings and collections on projects, primarily due to collections on our Divested Shipyard Contracts;
•

Increase in prepaid expenses, inventory and other assets of $0.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments. Prepaid expenses and other assets at June 30, 2021, included $2.2 million associated with the Deferred Transaction Price;

•

Decrease in accounts payable, accrued expenses and other current liabilities of $9.7 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts and various projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $0.5 million.

Cash used in operating activities for the six months ended June 30, 2021, included approximately $7.8 million associated with changes in contracts in progress, net for the Divested Shipyard Contracts, which was separately recovered through the Closing Adjustment and Closing Adjustment True-Up in connection with the Shipyard Transaction. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

2020 Activity

•	Operating income, excluding depreciation and amortization of $4.3 million and stock-based compensation expense of $0.4 million;
•

Increase in contract assets of $25.7 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts and our jacket and deck project within our Fabrication & Services Division;

•

Increase in contract liabilities of $0.7 million, primarily due to net advance payments on our Divested Shipyard Contracts, offset partially by the unwind of advance payments on our  offshore jacket and deck project and material supply project within our Fabrication & Services Division;

•

Decrease in contracts receivable and retainage of $12.7 million related to the timing of billings and collections on projects, primarily due to collections on our two forty-vehicle ferry projects within our Shipyard Division, and our material supply project and various other projects within our Fabrication & Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $0.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $0.2 million, primarily due to the wind down of various projects within our Fabrication & Services Division, offset partially by increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our Divested Shipyard Contracts; and

•	Change in noncurrent assets and liabilities, net of $2.5 million, primarily due to the collection of long-term retention that was billed and collected during the second quarter 2020.

Investing Activities – Cash provided by investing activities for the six months ended June 30, 2021 was $43.2 million, and cash used in investing activities for the six months ended June 30, 2020 was $6.7 million. Cash provided by investing activities during 2021 was primarily due to net proceeds from the Shipyard Transaction of $31.7 million, proceeds from the sale of assets held for sale of $4.4 million, and net maturities of short-term investments of $8.0 million, offset partially by capital expenditures of $0.9 million. Cash used in investing activities during 2020 was primarily due to capital expenditures of $7.7 million (primarily associated with the Shipyard Division operations sold in connection with the Shipyard Transaction), offset partially by proceeds from the sale of assets held for sale of $1.1 million.

Financing Activities – Cash used in financing activities for the six months ended June 30, 2021 was $0.1 million, and cash provided by financing activities for the six months ended June 30, 2020 was $9.9 million. Cash used in financing activities during 2021 was primarily due to tax payments made on behalf of employees from vested stock withholdings. Cash provided by financing activities during 2020 was primarily due to proceeds from the PPP Loan.  See Notes 5 and 9 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Credit Facilities and Debt

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to 20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 2.0% per annum. At June 30, 2021, we had $10.0 million of letters of credit outstanding under the LC Facility, of which $7.0 million expired in July 2021 and the associated cash restriction was released.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”).  The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met.  On September 29, 2020, we submitted our application to Whitney Bank, requesting PPP Loan forgiveness of $8.9 million plus any accrued interest.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review.  Following the SBA’s approval of our application for forgiveness, on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, including accrued interest. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.  The forgiveness and repayment of the PPP Loan were effective as of July 7, 2021.

Given the PPP Loan was not forgiven as of June 30, 2021, we have recorded the full amount as debt on our Balance Sheet at June 30, 2021, with the current and noncurrent debt classification based upon the actual amounts repaid and forgiven in July 2021.  At December 31, 2020, the current and noncurrent debt classification was based on the terms and conditions of the PPP Loan and in accordance with the PPP, as amended, and timing of required repayment absent any loan forgiveness. The gain from the forgiveness of the PPP Loan and accrued interest will be reflected in the third quarter 2021.

Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request.  While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan (“Permissible Expenses”), we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At June 30, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute.  It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable primarily to our Shipyard Division operations.  We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 6 of our Financial Statements in Item 1 for further discussion of our surety bonds and MPSV dispute and Note 5 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two seventy-vehicle ferry projects.  The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from making dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.  See Note 5 of our Financial Statements in Item 1 for further discussion of our Mortgage Agreement and Restrictive Covenant Agreement.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the size of our board and reducing the compensation of our directors and executive officers in 2020), the sale of under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in the second quarter 2021), and an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at June 30, 2021, we continue to have $1.8 million of assets held for sale; however, we can provide no assurances that we will successfully sell the assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us important additional liquidity, which is important because as a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital. The primary uses of our liquidity for the remainder of 2021 and the foreseeable future are to fund:

•	Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, until we secure sufficient backlog to fully recover our overhead costs;
•	Capital expenditures;
•	Accrued contract losses (including accrued contract losses for the Retained Shipyard Contracts);
•	Working capital requirements for our projects, including the unwind of advance payments on projects (including advance payments for the Retained Shipyard Contracts);
•	Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•	Legal and other costs associated with our MPSV dispute;
•

Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction); and

•	Initiatives to diversify and enhance our business.

We anticipate capital expenditures of $1.0 million to $2.0 million for the remainder of 2021.  Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at June 30, 2021, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2021 and 2022, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of COVID-19 and volatile oil prices. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows. See Note 6 of our Financial Statements in Item 1 for further discussion of our material legal proceedings, including the MPSV dispute, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report, except as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2021.

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

10.2

Restrictive Covenant Regarding Restrictive Payments by and among Gulf Island Fabrication, Inc., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C., Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, dated April 19, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.3

Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated April 19, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.4	Change of Control Agreement with Richard W. Heo, dated May 13, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 17, 2021. †
10.5	Change of Control Agreement with Westley S. Stockton, dated May 13, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 17, 2021. †
10.6	Amended and Restated 2015 Stock Incentive Plan. *†
10.7	Form of Restricted Stock Unit Agreement (2021). *†
10.8	Form of Performance-Based Restricted Stock Unit Agreement (2021). *†
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.
†	Management Contract or Compensatory Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

Date: August 10, 2021