Form 10-Q
period 2021-09-30
GULF ISLAND FABRICATION INC
filed 2021-11-10
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2021

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of November 9, 2021, was 15,551,891.

GULF ISLAND FABRICATION, INC.

I N D E X

- i -

GLOSSARY OF TERMS

As used in this report on Form 10-Q for the quarter ended September 30, 2021 (“this Report”), the following abbreviations and terms have the meanings as listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report.  Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Restrictive Covenant Agreement

Restrictive covenant arrangement with a Surety, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

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

- iii -

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

- iv -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,667	$43,159
Restricted cash, current	1,736	—
Short-term investments	—	7,998
Contract receivables and retainage, net	8,229	14,089
Contract assets	2,246	5,098
Prepaid expenses and other assets	6,361	2,545
Inventory	1,673	2,157
Assets held for sale	1,800	6,200
Current assets of discontinued operations	—	66,116
Total current assets	93,712	147,362
Property, plant and equipment, net	28,377	31,178
Restricted cash, noncurrent	406	—
Noncurrent assets of discontinued operations	—	39,169
Other noncurrent assets	13,381	13,634
Total assets	$135,876	$231,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,396	$12,362
Contract liabilities	7,188	10,262
Accrued expenses and other liabilities	8,372	6,682
Long-term debt, current	—	5,499
Current liabilities of discontinued operations	176	63,607
Total current liabilities	23,132	98,412
Long-term debt, noncurrent	—	4,501
Other noncurrent liabilities	1,590	2,068
Total liabilities	24,722	104,981
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,552 shares issued and outstanding at September 30, 2021 and 15,359 at December 31, 2020	11,331	11,223
Additional paid-in capital	105,036	104,072
Retained earnings (accumulated deficit)	(5,213)	11,067
Total shareholders’ equity	111,154	126,362
Total liabilities and shareholders’ equity	$135,876	$231,343

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$19,587	$25,306	$67,640	$94,973
Cost of revenue	19,785	25,941	66,813	96,804
Gross profit (loss)	(198)	(635)	827	(1,831)
General and administrative expense	3,224	2,748	9,104	9,429
Impairments and (gain) loss on assets held for sale, net	—	72	—	72
Other (income) expense, net	260	749	(649)	(9,284)
Operating loss	(3,682)	(4,204)	(7,628)	(2,048)
Gain on extinguishment of debt	9,061	—	9,061	—
Interest (expense) income, net	(58)	(118)	(347)	(154)
Income (loss) before income taxes	5,321	(4,322)	1,086	(2,202)
Income tax (expense) benefit	(9)	20	6	(86)
Income (loss) from continuing operations	5,312	(4,302)	1,092	(2,288)
Loss from discontinued operations, net of taxes	—	(8,035)	(17,372)	(9,681)
Net income (loss)	$5,312	$(12,337)	$(16,280)	$(11,969)
Per share data:
Basic and diluted income (loss) from continuing operations	$0.34	$(0.28)	$0.07	$(0.15)
Basic and diluted loss from discontinued operations	—	(0.52)	(1.12)	(0.63)
Basic and diluted income (loss) per share	$0.34	$(0.81)	$(1.05)	$(0.78)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2019	15,263	$11,119	$103,124	$38,442	$152,685
Net income	—	—	—	5,905	5,905
Vesting of restricted stock	27	(8)	(65)	—	(73)
Stock-based compensation expense	—	10	85	—	95
Balance at March 31, 2020	15,290	11,121	103,144	44,347	158,612
Net loss	—	—	—	(5,537)	(5,537)
Vesting of restricted stock	19	—	(1)	—	(1)
Stock-based compensation expense	—	34	311	—	345
Balance at June 30, 2020	15,309	$11,155	$103,454	$38,810	$153,419
Net loss	—	—	—	(12,337)	(12,337)
Vesting of restricted stock	16	—	—	—	—
Stock-based compensation expense	—	34	307	—	341
Balance at September 30, 2020	15,325	$11,189	$103,761	$26,473	$141,423

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$11,067	$126,362
Net loss	—	—	—	(18,641)	(18,641)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	11,245	104,263	(7,574)	107,934
Net loss	—	—	—	(2,951)	(2,951)
Vesting of restricted stock	18	(1)	(7)	—	(8)
Stock-based compensation expense	—	37	327	—	364
Balance at June 30, 2021	15,535	11,281	104,583	(10,525)	105,339
Net income	—	—	—	5,312	5,312
Vesting of restricted stock	17	—	—	—	—
Stock-based compensation expense	—	50	453	—	503
Balance at September 30, 2021	15,552	$11,331	$105,036	$(5,213)	$111,154

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,280)	$(11,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and lease asset amortization	4,282	6,463
Other amortization, net	15	48
Asset impairments	22,750	—
Loss on Shipyard Transaction	2,581	—
(Gain) loss on sale of assets held for sale, net	—	72
(Gain) loss on sale of fixed assets and other assets, net	45	(5)
Gain on extinguishment of debt	(9,061)	—
Stock-based compensation expense	1,180	781
Changes in operating assets and liabilities:
Contract receivables and retainage, net	7,164	1,659
Contract assets	(4,436)	(20,232)
Prepaid expenses, inventory and other current assets	(471)	1,713
Accounts payable	(13,261)	18,900
Contract liabilities	(6,342)	(6,094)
Accrued expenses and other current liabilities	1,206	(656)
Noncurrent assets and liabilities, net	(600)	2,043
Net cash used in operating activities	(11,228)	(7,277)
Cash flows from investing activities:
Capital expenditures	(1,080)	(10,191)
Proceeds from Shipyard Transaction, net of transaction costs	31,677	—
Proceeds from sale of property and equipment	4,439	1,679
Purchases of short-term investments	—	(19,992)
Maturities of short-term investments	8,000	20,000
Net cash provided by (used in) investing activities	43,036	(8,504)
Cash flows from financing activities:
Proceeds from borrowings	—	10,000
Repayment of borrowings	(1,050)	—
Payment of financing cost	—	(70)
Tax payments for vested stock withholdings	(108)	(74)
Net cash provided by (used in) financing activities	(1,158)	9,856
Net increase (decrease) in cash, cash equivalents and restricted cash	30,650	(5,925)
Cash, cash equivalents and restricted cash, beginning of period	43,159	49,703
Cash, cash equivalents and restricted cash, end of period	$73,809	$43,778
Supplemental cash flow information:
Deferred Transaction Price receivable from Shipyard Transaction	$2,200	$—
Forgiveness of principal and interest of PPP Loan	$9,061	$—

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022.  See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.  The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Our Consolidated Balance Sheet at December 31, 2020, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2020 Annual Report.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such assets and liabilities at September 30, 2021, and operating results for the three and nine months ended September 30, 2021, have been classified as discontinued operations on our Consolidated Balance Sheet (“Balance Sheet”) and Consolidated Statement of Operations (“Statement of Operations”), respectively. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such assets and liabilities at December 31, 2020, and operating results for the three and nine months ended September 30, 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively.  Discontinued operations are not presented separately on our Consolidated Statement of Cash Flows (“Statement of Cash Flows”).  Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations.  See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

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

•	fair value and recoverability assessments that must be periodically performed with respect to long-lived assets and our assets held for sale;
•	determination of deferred income tax assets, liabilities and related valuation allowances;
•	reserves for bad debts;
•	liabilities related to self-insurance programs;
•	costs and insurance recoveries associated with damage to our operating facilities in Houma, Louisiana resulting from Hurricane Ida discussed further below; and
•	the impacts of the ongoing global coronavirus pandemic (“COVID-19”) and volatile oil prices on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Volatile Oil Prices and COVID-19 – For the last several years, the price of oil has experienced significant volatility, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, under-utilization of our operating facilities and resources, and losses on certain projects. COVID-19 added another layer of pressure and uncertainty on oil prices and our end markets, which further impacted our operations during 2020 and 2021. In addition, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond.

The ultimate business and financial impacts of oil price volatility and COVID-19 on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply interruptions, and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of oil price volatility and COVID-19.

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

Restricted Cash – At September 30, 2021, we had $2.1 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. We had no restricted cash at December 31, 2020. See Note 5 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. We had no short-term investments at September 30, 2021. At December 31, 2020, our short-term investments included U.S. Treasuries with original maturities of less than six months that were held until their maturity.

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

Long-Lived Assets

Long-lived assets, which include property, plant and equipment and our lease assets included within other noncurrent assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.  If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida and Note 3 for discussion of our long-lived asset impairments within discontinued operations.

Leases

We record a right-of-use asset and an offsetting lease liability on our Balance Sheet equal to the present value of our lease payments for leases with an original term of longer than twelve months. We do not record an asset or liability for leases with an original term of twelve months or less and we do not separate lease and non-lease components for our leases. Our lease assets are reflected within other noncurrent assets, and the current and noncurrent portions of our lease liabilities are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. We recognize expense on a straight-line basis for leases with escalations over the life of the lease.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method).  Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity.  Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.  Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others.  Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date.  The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2021 and 2020.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2021 and December 31, 2020, we had no deferred pre-contract costs.

Other (Income) Expense

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  For both the three and nine months ended September 30, 2021, other (income) expense included charges of $0.4 million associated with damage caused by Hurricane Ida. For both the three and nine months ended September 30, 2020, other (income) expense included charges of $0.7 million associated with damage caused by Hurricane Laura, and for the nine months ended September 30, 2020, included a gain of $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015.  See Note 2 for further discussion of the impacts of Hurricanes Laura and Ida.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Net income for the three and nine months ended September 30, 2021 includes a $9.1 million nontaxable benefit associated with extinguishment of debt on our PPP Loan. Excluding this nontaxable benefit for the 2021 period, our effective tax rate differs from our statutory rate for the three and nine months ended September 30, 2021 and 2020, as no federal benefit was recorded for our losses as a full valuation allowance was recorded against our federal deferred tax assets generated during the respective periods. Income taxes recorded for the three and nine months ended September 30, 2021 and 2020 represent state income taxes.  See Note 5 for further discussion of the extinguishment of debt on our PPP Loan.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments.  Interest and penalties on uncertain tax positions are recorded within income tax expense.

New Accounting Standards

Income taxes – In the first quarter 2021, we adopted Accounting Standards Update (“ASU”) 2019-12, “Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. Adoption of the new standard did not have a material effect on our financial position, results of operations or related disclosures.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$8,188	$2,202	$—	$10,390
T&M(2)	8,427	100	—	8,527
Other	670	—	—	670
Total	$17,285	$2,302	$—	$19,587

	Nine Months Ended September 30, 2021
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$30,386	$10,461	$(8)	$40,839
T&M(2)	23,950	100	—	24,050
Other	3,236	—	(485)	2,751
Total	$57,572	$10,561	$(493)	$67,640

	Three Months Ended September 30, 2020
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$10,464	$7,515	$(20)	$17,959
T&M(2)	5,800	—	—	5,800
Other	1,973	—	(426)	1,547
Total	$18,237	$7,515	$(446)	$25,306

	Nine Months Ended September 30, 2020
Contract Type	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$55,874	$18,100	$(344)	$73,630
T&M(2)	17,180	—	—	17,180
Other	5,232	—	(1,069)	4,163
Total	$78,286	$18,100	$(1,413)	$94,973

(1)	Revenue is recognized as the contract progresses over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations Required Under Contracts

The following table summarizes our remaining performance obligations by operating segment at September 30, 2021 (in thousands):

Segment	Performance Obligations
Fabrication & Services	$7,241
Shipyard	12,220
Total(1)	$19,461

(1)

We expect to recognize revenue of approximately $10.7 million and $8.8 million for the remainder of 2021 and thereafter, respectively, associated with our remaining performance obligations at September 30, 2021.

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at September 30, 2021 and December 31, 2020, is as follows (in thousands):

	September 30,	December 31,
	2021	2020
Contract assets(1)	$2,246	$5,098
Contract liabilities(2), (3), (4)	(7,188)	(10,262)
Contracts in progress, net	$(4,942)	$(5,164)

(1)	The decrease in contract assets compared to December 31, 2020, was primarily due to decreased unbilled positions for our seventy-vehicle ferry project within our Shipyard Division.
(2)	The decrease in contract liabilities compared to December 31, 2020, was primarily due to the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division.
(3)

Revenue recognized during the three months ended September 30, 2021 and 2020, related to amounts included in our contract liabilities balance at June 30, 2021 and 2020, was $1.6 million and $4.6 million, respectively.  Revenue recognized during the nine months ended September 30, 2021 and 2020, related to amounts included in our contract liabilities balance at December 31, 2020 and 2019, was $3.2 million and $11.4 million, respectively.

(4)

Contract liabilities at September 30, 2021 and December 31, 2020, includes accrued contract losses of $4.4 million and $5.4 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations.  Our provision for bad debts for the nine months ended September 30, 2021 and 2020, and our allowance for doubtful accounts at September 30, 2021 and December 31, 2020, were not significant.

Variable Consideration

For the three and nine months ended September 30, 2021 and 2020, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at September 30, 2021 and December 31, 2020, certain projects reflected a reduction to our estimated contract price for liquidated damages of $1.2 million and $0.6 million, respectively.

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

Changes in Estimates for 2021 – For the three and nine months ended September 30, 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $1.1 million and $3.7 million, respectively, and negatively impacted operating results for our Shipyard Division by $1.3 million and $3.0 million, respectively.  The changes in estimates were associated with the following:

Fabrication & Services Division

•

Marine Docking Structures Project, Offshore Modules Project, Material Supply Project and Subsea Structures Project – Positive impact for the three months ended September 30, 2021 of $1.1 million for our marine docking structures project and material supply project, and positive impact for the nine months ended September 30, 2021 of $3.7 million for our marine docking structures project, offshore modules project, material supply project and a subsea structures project, resulting from increased contract price and reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and reduced contingency associated with schedule-related liquidated damages.  The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers.  At September 30, 2021, the offshore modules project, material supply project and subsea structures project were complete, and the marine docking structures project was approximately 89% complete and is forecast to be completed in December 2021.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for the three and nine months ended September 30, 2021 of $1.7 million and $3.3 million, respectively, for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to customer-directed changes, higher forecast costs to launch the vessel, and engineering delays and lower than anticipated progress on the project, due in part to COVID-19 and Hurricane Ida.  We have submitted claims to our customer to extend our project schedule and recover the increased forecast costs associated with the impacts of the customer-directed changes, COVID-19 and Hurricane Ida; however, we can provide no assurances that we will be successful recovering these costs. Our forecast at September 30, 2021 does not reflect potential future benefits, if any, from the favorable resolution of the claims. At September 30, 2021, the vessel was approximately 78% complete and is forecast to be completed in the third quarter 2022.  The project was in a loss position at September 30, 2021 and our reserve for estimated losses was $1.0 million. If future craft labor productivity and subcontractor costs differ from our current estimates, construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

•

Forty-Vehicle Ferry Projects – Positive impact for the three and nine months ended September 30, 2021 of $0.4 million and $0.3 million, respectively, for our two forty-vehicle ferry projects, resulting from reduced forecast costs, primarily associated with reduced subcontracted services and material costs.  The impacts were primarily due to progress achieved on the first vessel and favorable resolution of insurance claims associated with damage to the vessel hull that occurred in the third quarter 2020.  At September 30, 2021, the second vessel was approximately 96% complete and is forecast to be completed in the first quarter 2022 and the first vessel was approximately 62% complete and is forecast to be completed in the third quarter 2022.  The projects were in a loss position at September 30, 2021 and our reserve for estimated losses was $3.3 million.  If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or we incur additional schedule liquidated damages, the projects would experience further losses.

Changes in Estimates for 2020 – For the three and nine months ended September 30, 2020, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $0.6 million and $2.6 million, respectively, and for the nine months ended September 30, 2020, negatively impacted operating results for our Shipyard Division by $1.3 million. The changes in estimates were associated with the following:

Fabrication & Services Division

•

Paddle Wheel Riverboat Project and Subsea Components Project – Positive impact for the nine months ended September 30, 2020 of $1.5 million for our paddle wheel riverboat project and subsea components project, resulting from reduced forecast costs and increased contract price, primarily associated with reduced craft labor and subcontracted services costs and change orders. The impacts were primarily due to better than anticipated labor productivity and favorable resolution of subcontractor and customer change orders. The projects had no significant changes in estimated margins for the three months ended September 30, 2020. At September 30, 2021, the projects were both complete.

•

Jacket and Deck Project – Positive impact for the three and nine months ended September 30, 2020 of $0.6 million and $1.1 million, respectively, for our jacket and deck project, resulting from reduced forecast costs and increased contract price, primarily associated with reduced subcontracted services costs, change orders and incentives.  The impacts were primarily due to favorable resolution of subcontractor and customer change orders and realization of project incentives. At September 30, 2021, the project was complete.

Shipyard Division

•

Forty-Vehicle Ferry Projects – Negative impact for the nine months ended September 30, 2020 of $1.3 million for our two forty-vehicle ferry projects, resulting from increased forecast costs and forecast liquidated damages, primarily associated with increased craft labor and material costs and extensions of schedule. The impacts were primarily due to anticipated rework for the first vessel, including potential reconstruction of previously completed portions of the vessel resulting from the determination that portions of the vessel structure were outside of acceptable tolerance levels. The projects had no significant changes in estimated margins for the three months ended September 30, 2020.

Other Operating and Project Matters

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region.  Our F&S Facility did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. As a result of the power outages, damage to buildings and debris, the operations at our F&S Facility were temporarily suspended and we immediately commenced cleanup and restoration efforts.  While cleanup and restoration efforts are ongoing, we recommenced our operations before the end of the third quarter 2021.

As a result of the storm, certain buildings and equipment were damaged and were determined to be complete losses.  Accordingly, during both the three and nine months ended September 30, 2021, we recorded impairments of $0.5 million associated with the damaged assets. The impairments were offset by corresponding insurance recoveries, as we have determined it is probable that we will receive insurance proceeds to replace the damaged assets up to the amount of impairments recognized. In addition, multiple other buildings and equipment were partially damaged by the storm.  We expect to incur future repair costs in excess of our deductibles for such assets; however, we believe that recovery of insurance proceeds for such costs is probable, and accordingly, we have not recorded any repair costs related to the partially damaged assets at September 30, 2021.  We are working with our insurance providers and advisors to assess the full extent of damage to buildings and equipment and applicable insurance coverage amounts, which will be subject to deductibles associated with our insurance coverages that range from $2.0 million to $3.0 million.  During the three and nine months ended September 30, 2021, we also incurred costs of $0.9 million associated with clean-up and expediting activities to enable us to restart operations.  We have recorded insurance recoveries up to the amount of costs recognized as we believe such costs are covered under our insurance policies and we have determined recovery of such amounts is probable.  The insurance receivable amounts associated with the aforementioned are reflected within prepaid expenses and other assets on our Balance Sheet at September 30, 2021.

In addition to damage to our F&S Facility, the storm resulted in damage to our second forty-vehicle ferry, the MPSVs (and associated equipment) that are in our possession and subject to dispute, and certain bulkheads where the vessels were moored.  We have retained advisors to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During both the three and nine-months ended September 30, 2021, we recorded charges of $0.4 million related to actual costs incurred and anticipated contract costs associated with our insurance coverages, without giving consideration to potential recoveries from the third-parties associated with damage caused by their vessels, as we expect these deductibles to be met absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations. We are working with our insurance providers and advisors to assess the full extent of damage to the MPSVs and bulkheads and applicable insurance coverage amounts, which will be subject to deductibles associated with our insurance coverages that range from $1.0 million to $1.5 million.  See Note 6 for further discussion of our MPSV dispute.

While our evaluation of damage caused by Hurricane Ida is ongoing, we are currently not aware of damage to buildings, equipment or vessels that would result in material repair or replacement costs to us in excess of our deductible amounts.  However, we may incur additional costs beyond such amounts if damages are determined to be in excess of insurance coverage amounts or if costs we believed to be covered by our insurance coverages are ultimately not covered.

Hurricane Laura – On August 27, 2020, Hurricane Laura made landfall near Lake Charles, Louisiana as high-end Category 4 hurricane, with high winds and flooding causing significant damage throughout the region.  At our Lake Charles Facility, the storm damaged drydocks, warehouses, bulkheads and our ninth harbor tug project which was nearing completion and subsequently completed in the fourth quarter 2020.  As a result of the storm, during both the three and nine months ended September 30, 2020, we recorded charges of $1.2 million (of which $0.5 million was reflected within discontinued operations) related to deductibles associated with our insurance coverages, and our preliminary estimates of cost associated with uninsurable damage, primarily for bulkheads.  The charges are included in other (income) expense, net on our Statement of Operations.
3.	SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (the “Closing Date”), we entered into a definitive agreement (the “Purchase Agreement”) pursuant to which we sold the operating assets and certain construction contracts of our Shipyard Division (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs).  We received $26.4 million of the Transaction Price on the Closing Date and the remaining $2.2 million (“Deferred Transaction Price”) will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below), of which $1.3 million was received in October 2021 and the remainder is anticipated to be received in the first quarter 2022. The $2.2 million receivable associated with the Deferred Transaction Price has been reflected within prepaid expenses and other assets on our Balance Sheet at September 30, 2021.

We also received $8.0 million from Bollinger on the Closing Date, representing an estimate of the change in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date (the “Closing Adjustment”). The Closing Adjustment was subject to a post-closing reconciliation and true-up (the “Closing Adjustment True-Up”) based on actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date compared to the Closing Adjustment. Actual changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Closing Date totaled approximately $7.8 million. Accordingly, $0.2 million of the Closing Adjustment was returned to Bollinger during the three months ended June 30, 2021 in connection with the Closing Adjustment True-Up.

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

Bollinger offered employment to most of the employees of our Shipyard Division associated with the Divested Shipyard Contracts.

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

In connection with the Shipyard Transaction, we recorded a total pre-tax loss of $25.3 million during the nine months ended September 30, 2021, of which $22.8 million was related to the impairment of our Shipyard Division’s long-lived assets (discussed further below) and $2.6 million was related to transaction and other costs associated with the Shipyard Transaction.

At September 30, 2021, the net liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $11.0 million. The wind down of the Shipyard Division operations is anticipated to occur by the third quarter 2022.

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

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed facilities, to be discontinued operations in the second quarter 2021. Accordingly, such assets and liabilities at September 30, 2021, and operating results for the three and nine months ended September 30, 2021, have been classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such assets and liabilities at December 31, 2020, and operating results for the three and nine months ended September 30, 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. We are completing construction of the Retained Shipyard Contracts within our F&S Facility and are winding down our Shipyard Division operations, which is anticipated to occur by the third quarter 2022.  The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Segment and are classified as continuing operations on our Balance Sheet and Statement of Operations.  Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

Statement of Operations – A summary of the operating results constituting the loss from discontinued operations for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$29,563	$41,637	$98,425
Cost of revenue	—	36,745	33,912	106,368
Gross profit (loss)	—	(7,182)	7,725	(7,943)
General and administrative expense	—	324	413	1,109
Impairments and (gain) loss on assets held for sale, net	—	—	25,331	—
Other (income) expense, net	—	529	(647)	629
Operating loss	—	(8,035)	(17,372)	(9,681)
Income tax (expense) benefit(1)	—	—	—	—
Loss from discontinued operations, net of taxes	$—	$(8,035)	$(17,372)	$(9,681)

(1)	Income taxes attributable to discontinued operations were not material for all periods presented.

As a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and nine months ended September 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and nine months ended September 30, 2020. See Note 8 for a summary of the reclassifications to our previously reported segment results and Note 6 for further discussion of our MPSV dispute.

Assets and Liabilities – A summary of the carrying values of the major classes of assets and liabilities of discontinued operations at September 30, 2021 and December 31, 2020, is as follows (in thousands):

	September 30, 2021	December 31, 2020
Current assets of discontinued operations:
Contract receivables and retainage, net	$—	$1,304
Contract assets	—	62,423
Prepaid expenses and other assets	—	270
Inventory	—	105
Assets held for sale	—	2,014
Total current assets of discontinued operations	$—	$66,116

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	$—	$36,280
Other noncurrent assets	—	2,889
Total noncurrent assets of discontinued operations	$—	$39,169

	September 30, 2021	December 31, 2020
Current liabilities of discontinued operations:
Accounts payable	$27	$57,752
Contract liabilities	—	4,867
Accrued expenses and other liabilities	149	988
Total current liabilities of discontinued operations	$176	$63,607

Cash Flows – A summary of the cash flows of discontinued operations for the nine months ended September 30, 2021 and 2020, is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from discontinued operations	$(9,067)	$(5,677)
Investing cash flows from discontinued operations	$31,424	$(6,144)

Changes in Project Estimates – For the nine months ended September 30, 2021, significant changes in estimated margins on projects positively impacted operating results of our discontinued operations by $8.4 million.  The impacts were associated with our towing, salvage and rescue ship projects, resulting from increased contract price primarily associated with an approved change order ($9.2 million impact), offset partially by increased forecast costs primarily associated with increased craft labor costs ($0.8 million impact).

For the three and nine months ended September 30, 2020, significant changes in estimated margins on projects negatively impacted operating results of our discontinued operations by $6.7 million and $7.4 million, respectively.  The impacts were associated with our towing, salvage and rescue ship projects and final two harbor tug projects, resulting from increased forecast costs primarily associated with increased craft labor and subcontracted services costs and extensions of schedule.

Other – Other (income) expense, net includes a gain of $0.6 million for the nine months ended September 30, 2021, resulting from insurance recoveries in the second quarter 2021 associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

4.	IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

At September 30, 2021, our assets held for sale consisted of one crawler crane within our Fabrication & Services Division.  A summary of our assets held for sale at September 30, 2021 and December 31, 2020, is as follows (in thousands):

Assets Held for Sale	September 30, 2021	December 31, 2020
Machinery and equipment	$4,587	$11,877
Accumulated depreciation	(2,787)	(5,677)
Total	$1,800	$6,200

During the nine months ended September 30, 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two crawler cranes that were held for sale by our Fabrication & Services Division at December 31, 2020. During the nine months ended September 30, 2020, we received proceeds of $1.7 million from the sale of other assets held for sale. No significant gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets. See Note 2 for discussion of impairments associated with Hurricane Ida and Note 3 for discussion of impairments associated with our discontinued operations.
5.	CREDIT FACILITIES AND DEBT

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At September 30, 2021, we had $2.1 million of letters of credit outstanding under the LC Facility.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”).  The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met.  On September 29, 2020, we submitted our application to Whitney Bank requesting PPP Loan forgiveness of $8.9 million plus any accrued interest.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review. Following the SBA’s approval of our application for forgiveness, on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million for both the three and nine months ended September 30, 2021, and is reflected within gain on extinguishment of debt on our Statement of Operations.  On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.

Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request.  While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects.  At September 30, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute.  See Note 6 for further discussion of our MPSV dispute.

Mortgage Agreement and Restrictive Covenant Agreement

On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects.  The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.

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

MPSV Dispute

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

On May 19, 2020, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The customer’s prepackaged Chapter 11 plan of reorganization was subsequently confirmed by the bankruptcy court and that plan of reorganization is effective. In connection with its bankruptcy case, on June 3, 2020, the customer filed a separate bankruptcy adversary proceeding against us, in which it again sought to obtain possession of the vessels; however, the bankruptcy court’s decision was ultimately delayed to allow the parties an opportunity to mediate the dispute. The parties engaged in mediation until January 26, 2021, when the customer unilaterally and voluntarily dismissed its adversary proceeding seeking possession of the vessels. The mediation between the parties was not successful.

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

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At September 30, 2021 and December 31, 2020, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, which consisted of our contract asset, accrued contract losses, and deferred revenue balances at the time of the customer's purported terminations of the contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer.  See Note 2 for discussion of damage to the MPSVs resulting from Hurricane Ida.

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

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$5,312	$(4,302)	$1,092	$(2,288)
Loss from discontinued operations, net of taxes	—	(8,035)	(17,372)	(9,681)
Net income (loss)	$5,312	$(12,337)	$(16,280)	$(11,969)

Weighted-average shares(1)	15,539	15,312	15,490	15,296

Basic and diluted income (loss) from continuing operations	$0.34	$(0.28)	$0.07	$(0.15)
Basic and diluted loss from discontinued operations	—	(0.52)	(1.12)	(0.63)
Basic and diluted income (loss) per share	$0.34	$(0.81)	$(1.05)	$(0.78)

__________________

(1)   We have no dilutive securities.
8.	OPERATING SEGMENTS

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

Shipyard Division – Prior to the Shipyard Transaction, our Shipyard Division fabricated newbuild marine vessels and provided marine repair and maintenance services. These activities were performed at our Shipyard Facility.  As discussed in Note 3, on April 19, 2021, we completed the Shipyard Transaction, which resulted in the sale of our Shipyard Facility and the Divested Shipyard Contracts. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations in the second quarter 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Segment and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Retained Shipyard Contracts are being completed at our F&S Facility. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

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

Other – As a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and nine months ended September 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and nine months ended September 30, 2020. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 6 for further discussion of our MPSV dispute.  A summary of the reclassifications to our previously reported segment results for the three and nine months ended September 30, 2020, is as follows (in thousands):

	Three Months Ended September 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Gross loss, as previously reported	$(313)	$(7,504)	$—	$(7,817)
Discontinued operations(1)	—	7,182	—	7,182
Changes in expense allocations	(28)	89	(61)	—
Gross loss from continuing operations	$(341)	$(233)	$(61)	$(635)

Operating loss, as previously reported	$(1,127)	$(9,244)	$(1,868)	$(12,239)
Discontinued operations(1)	—	8,035	—	8,035
Changes in expense allocations	(99)	227	(128)	—
Reclassification of legal expenses	—	(161)	161	—
Operating loss from continuing operations	$(1,226)	$(1,143)	$(1,835)	$(4,204)

	Nine months ended September 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Gross profit (loss), as previously reported	$185	$(9,959)	$—	$(9,774)
Discontinued operations(1)	—	7,943	—	7,943
Changes in expense allocations	(80)	259	(179)	—
Gross profit (loss) from continuing operations	$105	$(1,757)	$(179)	$(1,831)

Operating income (loss), as previously reported	$7,644	$(12,867)	$(6,506)	$(11,729)
Discontinued operations(1)	—	9,681	—	9,681
Changes in expense allocations	(291)	679	(388)	—
Reclassification of legal expenses	—	(725)	725	—
Operating income (loss) from continuing operations	$7,353	$(3,232)	$(6,169)	$(2,048)

__________________

(1)	See Note 3 for as summary of the operating results constituting the loss from discontinued operations for the three and nine months ended September 30, 2021 and 2020.

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit (loss) and operating income (loss). Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30, 2021
	F&S	Shipyard	Corporate	Consolidated
Revenue	$17,285	$2,302	$—	$19,587
Gross profit (loss)	1,112	(1,252)	(58)	(198)
Operating income (loss)	379	(1,896)	(2,165)	(3,682)
Depreciation and amortization expense	985	—	82	1,067
Capital expenditures	159	—	—	159
Total assets(1)	42,621	16,769	76,486	135,876

	Nine months ended September 30, 2021
	F&S	Shipyard	Corporate	Consolidated
Revenue	$57,572	$10,561	$(493)	$67,640
Gross profit (loss)	4,340	(3,289)	(224)	827
Operating income (loss)	2,896	(4,266)	(6,258)	(7,628)
Depreciation and amortization expense	2,974	—	242	3,216
Capital expenditures	738	—	—	738
Total assets(1)	42,621	16,769	76,486	135,876

	Three Months Ended September 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Revenue	$18,237	$7,515	$(446)	$25,306
Gross loss	(341)	(233)	(61)	(635)
Operating loss	(1,226)	(1,143)	(1,835)	(4,204)
Depreciation and amortization expense	1,246	—	77	1,323
Capital expenditures	2,033	—	11	2,044
Total assets(1)	67,381	19,894	67,297	154,572

	Nine months ended September 30, 2020
	F&S	Shipyard	Corporate	Consolidated
Revenue	$78,286	$18,100	$(1,413)	$94,973
Gross profit (loss)	105	(1,757)	(179)	(1,831)
Operating income (loss)	7,353	(3,232)	(6,169)	(2,048)
Depreciation and amortization expense	3,726	—	229	3,955
Capital expenditures	3,857	—	190	4,047
Total assets(1)	67,381	19,894	67,297	154,572

__________________

(1)	Cash, cash equivalents and short-term investments are reported within our Corporate Division.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to diversification and entry into new end markets, improvement of risk profile, industry outlook, oil and gas prices, timing of investment decisions and new project awards, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the final assessment of damage at our Houma facilities and infrastructure challenges in the Houma area following Hurricane Ida and the related recovery of any insurance proceeds; the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants) and the corresponding volatility in oil prices and the impact thereof on our business; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and the dispute with a customer related to contracts to build two forty-vehicle ferries; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report as updated under “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies.  We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“"Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our operating facilities are located in Houma, Louisiana. On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022.

We determined the Shipyard operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operations for the three and nine months ended September 30, 2021, have been classified as discontinued operations. Our classification of these operations as discontinued requires retrospective application to financial information for all prior periods presented.  Therefore, such operating results for the three and nine months ended September 30, 2020, have been recast and classified as discontinued operations within the financial information presented below.  In addition, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for the three and nine months ended September 30, 2020.  Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for the three and nine months ended September 30, 2020. The operating results attributable to the Retained Shipyard Contracts and remaining Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, are classified as continuing operations within the financial information presented below. Unless otherwise noted, the amounts presented below, and the associated discussion and analysis, relate to our continuing operations.  See Note 8 of our Financial Statements in Item 1 for further discussion of our operating divisions and a summary of the reclassifications to our previously reported segment results and Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Significant projects in backlog for our Fabrication & Services Division include the fabrication of marine docking structures and significant projects in backlog for our Shipyard Division include construction of three vehicle ferries. Notable projects completed in recent years by our Fabrication & Services Division include the expansion of a paddlewheel riverboat; material supply for an offshore jacket and deck; and fabrication of modules for an offshore facility and an offshore jacket and deck. Other significant completed projects for our Fabrication & Services Division include the fabrication of modules for a petrochemical facility, a meteorological tower and platform for an offshore wind project, and wind turbine foundations for the first offshore wind project in the U.S.; and construction of two of the largest liftboats servicing the Gulf of Mexico (“GOM”), one of the deepest production jackets in the Gulf of Mexico, and the first single point anchor reservoir hull fabricated in the U.S.

Impacts to Operations from Oil Price Volatility and COVID-19

For the last several years, the price of oil has experienced significant volatility, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base.  Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, under-utilization of our operating facilities and resources, and losses on certain projects. The ongoing global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil prices and our end markets, which further impacted our operations during 2020 and 2021.  In addition, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control COVID-19. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations during the remainder of 2021 and beyond.

The ultimate business and financial impacts of oil price volatility and COVID-19 on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply interruptions, and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of oil price volatility and COVID-19.

See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of the aforementioned on our projects and Note 1 for further discussion of the impacts of oil price volatility and COVID-19. See also “Risk Factors” in Part I, Item 1A of our 2020 Annual Report.

Hurricane Ida

On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region.  Our F&S Facility did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. Due to the power outages, damage to buildings and debris, the operations at our F&S Facility were temporarily suspended and we immediately commenced cleanup and restoration efforts.  While cleanup and restoration efforts are ongoing, we recommenced our operations before the end of the third quarter 2021.  As a result of the temporary suspension of operations, our operating results for the third quarter 2021 were negatively impacted due to reduced utilization of our facilities and resources.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Ida.

Initiatives to Improve Operating Results and Generate Stable, Profitable Growth

We are addressing these operational, market and economic challenges and positioning the Company for stable, profitable growth through a strategy focused on the following initiatives to:

•	Mitigate the impacts of COVID-19 on our operations, employees and contractors;
•	Reduce our risk profile through the completion of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations;
•	Preserve and improve our liquidity through cost reduction efforts, the completion of the Shipyard Transaction, and the sale of under-utilized assets;
•	Improve our resource utilization and centralize key project resources through the rationalization and integration of our facilities and operations;
•	Improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures;
•	Expand our skilled workforce by focusing on ways to improve retention and enhance and add to our craft personnel; and
•	Pursue new growth end markets and grow and diversify our services business by:
–	Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities;
–	Fabricating structures in support of our customers as they make energy transitions away from fossil fuels;
–	Fabricating foundations, secondary steel components and support structures for offshore wind developments; and
–	Diversifying our offshore services customer base, increasing our offshore services offerings and expanding our services business to include onshore facilities along the Gulf Coast.

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
•

Loan agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. In July 2021, the SBA approved our application for forgiveness of $8.9 million of the PPP Loan, plus accrued interest, and we repaid the remaining balance of the PPP Loan. See “Liquidity and Capital Resources” below and Note 5 our Financial Statements in Item 1 for further discussion of the PPP Loan.

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

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at September 30, 2021 our cash, current restricted cash and short-term investments totaled $73.4 million. To preserve our liquidity position, we have undertaken cost reduction initiatives (including reducing the compensation of our executive officers and directors and reducing the size of our board in 2020), monetized under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in the second quarter 2021) and are maintaining an ongoing focus on project cash flow management. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital.  In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

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

•

Completion of Shipyard Transaction and wind down of Shipyard Division operations – During the second quarter 2021, we completed the Shipyard Transaction and intend to wind down the Shipyard Division operations upon completion of the Retained Shipyard Contracts, which is anticipated to occur by the third quarter 2022.  The Shipyard Transaction and wind down of the Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our Fabrication & Services Division.

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

Efforts to pursue new growth end markets and grow and diversify our services business – We are pursuing several initiatives to grow and diversify our business.

•

Fabrication of onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures is increasing; however, our pursuit of large project opportunities has been impacted by the timing and delay of certain opportunities due in part to COVID-19, volatile oil prices and an ongoing competitive market environment. We also continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. However, we do not expect large project opportunities to be awarded by customers until late 2021 or 2022. This timing may be impacted by ongoing uncertainty created by oil price volatility and COVID-19. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance our resources as discussed above.

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
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments (especially in light of the new administration and Congress);

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

In addition, the near-term utilization of our Fabrication & Services Division will be impacted by the delay in timing of new project awards and will be impacted by continued inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that previously supported both our operating divisions but may be temporarily under-utilized due to the Shipyard Transaction as we evaluate our resource requirements to support our future operations, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 of our Financial Statements in Item 1 for further discussion of the impacts of oil price volatility and COVID-19 and Note 2 and “Results of Operations” below for discussion of our project impacts.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2020 Annual Report. There have been no changes to our critical accounting policies since December 31, 2020.

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing contract commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at September 30, 2021, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2 of our Financial Statements in Item 1. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments. Backlog may differ from our remaining performance obligations, which are determined in accordance with GAAP.

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

New project awards by Division for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Division	2021	2020	2021	2020
Fabrication & Services	$15,200	$13,404	$44,939	$53,046
Shipyard	—	154	—	306
Total New Awards	$15,200	$13,558	$44,939	$53,352

Backlog by Division at September 30, 2021 and December 31, 2020, is as follows (in thousands):

	September 30, 2021		December 31, 2020
Division	Amount	Labor Hours	Amount	Labor Hours
Fabrication & Services	$7,241	64	$19,381	236
Shipyard	12,220	140	23,187	263
Total Backlog(1),(2)	$19,461	204	$42,568	499

__________________

(1)

In connection with the Shipyard Transaction, backlog associated with the Divested Shipyard Contracts totaling $303.1 million was sold.  We expect to recognize revenue of approximately $10.7 million and $8.8 million for the remainder of 2021 and thereafter, respectively, associated with our backlog at September 30, 2021. The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

(2)	At September 30, 2021, our significant projects in backlog included the following:
(i)	Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the fourth quarter 2021 and the first vessel in 2022;
(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in 2022; and
(iii)	Fabrication of marine docking structures within our Fabrication & Services Division. We estimate completion of the project in the fourth quarter 2021.

Results of Operations

We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021 and have recast historical financial information accordingly.  See “Overview” above and Note 3 of our Financial Statements within Item 1 for further discussion of the Shipyard Transaction and our discontinued operations.

Comparison of the Three Months Ended September 30, 2021 and 2020 (in thousands in each table, except for percentages)

Consolidated	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$15,200	$13,558	$1,642

Revenue	$19,587	$25,306	$(5,719)
Cost of revenue	19,785	25,941	6,156
Gross loss	(198)	(635)	437
Gross loss percentage	(1.0)%	(2.5)%
General and administrative expense	3,224	2,748	(476)
Impairments and (gain) loss on assets held for sale, net	—	72	72
Other (income) expense, net	260	749	489
Operating loss	(3,682)	(4,204)	522
Gain on extinguishment of debt	9,061	—	9,061
Interest (expense) income, net	(58)	(118)	60
Income (loss) before income taxes	5,321	(4,322)	9,643
Income (loss) tax (expense) benefit	(9)	20	(29)
Income (loss) from continuing operations	5,312	(4,302)	9,614
Loss from discontinued operations, net of taxes	—	(8,035)	8,035
Net income (loss)	$5,312	$(12,337)	$17,649

References below to 2021 and 2020 refer to the three months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $15.2 million and $13.6 million, respectively.  Significant new project awards for 2021 and 2020 include small-scale fabrication and offshore services work within our Fabrication & Services Division.

Revenue – Revenue for 2021 and 2020 was $19.6 million and $25.3 million, respectively, representing a decrease of 22.6%. The decrease was primarily due to:

Lower revenue for our Fabrication & Services Division of $1.0 million, primarily attributable to:

•	No revenue for our offshore jacket and deck project and offshore modules project that were completed in the third quarter 2020 and second quarter 2021, respectively, and
•	Lower revenue for our marine docking structures project, offset partially by,
•	Increased offshore services and small-scale fabrication project activity.

Lower revenue for our Shipyard Division of $5.2 million, primarily attributable to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement and construction activities.

Revenue volume for both our divisions was also impacted by Hurricane Ida and the temporary closure of our F&S Facility.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Ida.

Gross loss – Gross loss for 2021 and 2020 was $0.2 million (1.0% of revenue) and $0.6 million (2.5% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $1.3 million, net, for our Shipyard Division,
•	Holding costs of $0.2 million for our Shipyard Division related to the two MPSVs that remain in our possession and are subject to dispute,
•	Low revenue volume for our Fabrication & Services Division, and
•

The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, due in part to the impact of Hurricane Ida and the temporary closure of our F&S Facility, offset partially by,

•	Project improvements of $1.1 million for our Fabrication & Services Division.

The decrease in gross loss for 2021 relative to 2020 was primarily due to:

•	The aforementioned project improvements of $1.1 million for 2021 for our Fabrication & Services Division, and
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, offset partially by,
•	Project improvements of $0.6 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue volume for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $3.2 million (16.5% of revenue) and $2.7 million (10.9% of revenue), respectively, representing an increase of 17.3%. The increase was primarily due to:

•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•	Lower external audit and legal and advisory fees.

General and administrative expense included legal and advisory fees of $0.2 million and $0.2 million for 2021 and 2020, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $0.1 million and was primarily related to the sale of a barge that was held for sale.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was expense of $0.3 million and $0.7 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other expense for 2021 was primarily related to:

•

Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute for our Shipyard Division, offset partially by,

•	Gains on the sales of equipment and scrap materials for our Fabrication & Services Division.

Other expense for 2020 was primarily related to charges associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility for our Shipyard Division.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricanes Ida and Laura and Note 6 for further discussion of our MPSV dispute.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest. See Note 5 of our Financial Statement in Item 1 and “Liquidity and Capital Resources” below for further discussion of our PPP Loan forgiveness.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.1 million and $0.1 million, respectively.  Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on our PPP Loan and the unused portion of our LC Facility, and amortization of deferred financing costs on our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2021 and 2020 represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods (excluding the nontaxable benefit of the extinguishment of debt for the 2021 period).

Operating Segments

Fabrication & Services Division	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$15,200	$13,404	$1,796

Revenue	$17,285	$18,237	$(952)
Gross profit (loss)	1,112	(341)	1,453
Gross profit (loss) percentage	6.4%	(1.9)%
General and administrative expense	885	814	(71)
Impairments and (gain) loss on assets held for sale, net	—	72	72
Other (income) expense, net	(152)	(1)	151
Operating income (loss)	379	(1,226)	1,605

References below to 2021 and 2020 refer to the three months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $15.2 million and $13.4 million, respectively.  Significant new project awards for 2021 and 2020 include small-scale fabrication and offshore services work.

Revenue – Revenue for 2021 and 2020 was $17.3 million and $18.2 million, respectively, representing a decrease of 5.2%. The decrease was primarily due to:

•	No revenue for our offshore jacket and deck project and offshore modules project that were completed in the third quarter 2020 and second quarter 2021, respectively, and
•	Lower revenue for our marine docking structures project, offset partially by,
•	Increased offshore services and small-scale fabrication project activity.

Revenue volume for the division was also impacted by Hurricane Ida and the temporary closure of our F&S Facility.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Ida.

Gross profit (loss) – Gross profit for 2021 was $1.1 million (6.4% of revenue) compared to a gross loss of $0.3 million (1.9% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $1.1 million related to cost decreases on our marine docking structures project and material supply project, offset partially by,
•	Low revenue volume due to low backlog levels, and
•

The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources due to low work hours and the impact of Hurricane Ida and the temporary closure of our F&S Facility.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $1.1 million for 2021, and
•	A higher margin mix relative to 2020, offset partially by,
•	Lower revenue volume, and
•	Project improvements of $0.6 million for 2020 on our offshore jacket and deck project.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $0.2 million and $0.4 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.9 million (5.1% of revenue) and $0.8 million (4.5% of revenue), respectively, representing an increase of 8.7%. The increase was primarily due to higher incentive plan costs.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $0.1 million and was primarily related to the sale of a barge that was held for sale.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.2 million and was primarily related to gains on the sales of equipment and scrap materials.

Shipyard Division	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$—	$154	$(154)

Revenue	$2,302	$7,515	$(5,213)
Gross loss	(1,252)	(233)	(1,019)
Gross loss percentage	(54.4)%	(3.1)%
General and administrative expense	232	160	(72)
Other (income) expense, net	412	750	338
Operating loss	(1,896)	(1,143)	(753)

References below to 2021 and 2020 refer to the three months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2020 were $0.2 million.

Revenue – Revenue for 2021 and 2020 was $2.3 million and $7.5 million, respectively, representing a decrease of 69.4%. The decrease was primarily due to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement and construction activities.

Revenue volume for the division was also impacted by Hurricane Ida and the temporary closure of our F&S Facility (where the vessels are being constructed).  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricane Ida.

Gross loss – Gross loss for 2021 and 2020 was $1.3 million (54.4% of revenue) and $0.2 million (3.1% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $1.7 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, and
•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute, offset partially by,
•	Project improvements of $0.4 million related to forecast cost decreases on our two forty-vehicle ferry projects.

The increase in gross loss for 2021 relative to 2020 was primarily due to the aforementioned net project charges of $1.3 million for 2021. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.2 million (10.1% of revenue) and $0.2 million (2.1% of revenue), respectively, representing an increase of 44.9%.  General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was expense of $0.4 million and $0.8 million, respectively. Other expense for 2021 was primarily related to:

•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020).

Other expense for 2020 was primarily related to charges associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricanes Ida and Laura and Note 6 for further discussion of our MPSV dispute.

Corporate Division	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
Revenue (eliminations)	$—	$(446)	$446
Gross loss	(58)	(61)	3
Gross loss percentage	n/a	n/a
General and administrative expense	2,107	1,774	(333)
Operating loss	(2,165)	(1,835)	(330)

References below to 2021 and 2020 refer to the three months ended September 30, 2021 and 2020, respectively.

Gross loss – Gross loss for 2021 and 2020 was $0.1 million and $0.1 million, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $2.1 million (10.8% of consolidated revenue) and $1.8 million (7.0% of consolidated revenue), respectively, representing an increase of 18.8%. The increase was primarily due to:

•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•	Lower external audit and legal and advisory fees.

Discontinued Operations

A summary of the operating results constituting the loss from discontinued operations for the three months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
Revenue	$—	$29,563	$(29,563)
Gross loss	—	(7,182)	7,182
Gross loss percentage	—	(24.3)%
General and administrative expense	—	324	324
Other (income) expense, net	—	529	529
Operating loss	—	(8,035)	8,035

References below to 2020 refer to the three months ended September 30, 2020. We had no operating results from discontinued operations for the three months ended September 30, 2021.

Revenue – Revenue for 2020 was $29.6 million and related to our harbor tug projects, research vessel projects and towing, salvage and rescue ship projects.

Gross loss – Gross loss for 2020 was $7.2 million and was primarily due to:

•	Project charges of $6.7 million related to our towing, salvage and rescue ship projects,
•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

See Note 3 of our Financial Statements in Item 1 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2020 was $0.3 million (1.1% of revenue).

Other (income) expense, net – Other (income) expense, net for 2020 was expense of $0.5 million and was primarily related to charges associated with damage caused by Hurricane Laura to our drydocks sold in connection with the Shipyard Transaction and our ninth harbor tug project.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (in thousands in each table, except for percentages)

Consolidated	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$44,939	$53,352	$(8,413)

Revenue	$67,640	$94,973	$(27,333)
Cost of revenue	66,813	96,804	29,991
Gross profit (loss)	827	(1,831)	2,658
Gross profit (loss) percentage	1.2%	(1.9)%
General and administrative expense	9,104	9,429	325
Impairments and (gain) loss on assets held for sale, net	—	72	72
Other (income) expense, net	(649)	(9,284)	(8,635)
Operating loss	(7,628)	(2,048)	(5,580)
Gain on extinguishment of debt	9,061	—	9,061
Interest (expense) income, net	(347)	(154)	(193)
Income (loss) before income taxes	1,086	(2,202)	3,288
Income tax (expense) benefit	6	(86)	92
Income (loss) from continuing operations	1,092	(2,288)	3,380
Loss from discontinued operations, net of taxes	(17,372)	(9,681)	(7,691)
Net loss	$(16,280)	$(11,969)	$(4,311)

References below to 2021 and 2020 refer to the nine months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $44.9 million and $53.4 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work within our Fabrication & Services Division.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020 within our Fabrication & Services Division,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020 within our Fabrication & Services Division, and
•	Small-scale fabrication and offshore services work within our Fabrication & Services Division.

Revenue – Revenue for 2021 and 2020 was $67.6 million and $95.0 million, respectively, representing a decrease of 28.8%. The decrease was primarily due to:

Lower revenue for our Fabrication & Services Division of $20.7 million, primarily attributable to:

•	No revenue for our paddlewheel river boat project and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project, offshore modules project and a subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Lower revenue for our Shipyard Division of $7.5 million, primarily attributable to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement activities, partially offset by increased construction activities.

Gross profit (loss) – Gross profit for 2021 was $0.8 million (1.2% of revenue) compared to a gross loss of $1.8 million (1.9% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $3.7 million for our Fabrication & Services Division, offset partially
•	Project charges of $3.0 million for our Shipyard Division,
•	Low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and
•	Holding costs of $0.6 million for our Shipyard Division related to the two MPSVs that remain in our possession and are subject to dispute.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $3.7 million for 2021 for our Fabrication & Services Division,
•	Project charges of $1.3 million for 2020 for our Shipyard Division,
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, and
•	A decrease in the under-recovery of overhead costs for our Fabrication & Services Division, offset partially by,
•	The aforementioned project charges of $3.0 million for 2021 for our Shipyard Division,
•	Project improvements of $2.6 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue volume for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $9.1 million (13.5% of revenue) and $9.4 million (9.9% of revenue), respectively, representing a decrease of 3.4%. The decrease was primarily due to:

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

General and administrative expense included legal and advisory fees of $0.7 million and $0.7 million for 2021 and 2020, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $0.1 million and was primarily related to the sale of a barge that was held for sale.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.6 million and $9.3 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items.  Other income for 2021 was primarily related to:

•	A gain associated with the settlement of a property tax dispute and gains on the sales of equipment and scrap materials for our Fabrication & Services Division, offset partially by,
•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute for our Shipyard Division.

Other income for 2020 was primarily related to:

•	A gain of $10.0 million associated with the settlement of a contract dispute in the first quarter 2020 for a project completed in 2015 for our Fabrication & Services Division, offset partially by,
•	Charges associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility for our Shipyard Division.

See Note 1 of our Financial Statements in Item 1 for further discussion of our settlement of the completed project dispute, Note 2 for further discussion of the impacts of Hurricanes Ida and Laura and Note 6 for further discussion of our MPSV dispute.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest. See Note 5 of our Financial Statement in Item 1 and “Liquidity and Capital Resources” below for further discussion of our PPP Loan forgiveness.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.3 million and $0.2 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on the PPP Loan and the unused portion of our LC Facility, and amortization of deferred financing costs on our LC Facility. The increase in expense for 2021 relative to 2020 was primarily due to the write-off of deferred financing costs in connection with the amendment of our LC Facility, interest on the PPP Loan, and lower interest rates for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2021 and 2020 represents state income taxes.  No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods (excluding the nontaxable benefit of the extinguishment of debt for the 2021 period).

Operating Segments

Fabrication & Services Division	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$44,939	$53,046	$(8,107)

Revenue	$57,572	$78,286	$(20,714)
Gross profit	4,340	105	4,235
Gross profit percentage	7.5%	0.1%
General and administrative expense	2,378	2,714	336
Impairments and (gain) loss on assets held for sale, net	—	72	72
Other (income) expense, net	(934)	(10,034)	(9,100)
Operating income	2,896	7,353	(4,457)

References below to 2021 and 2020 refer to the nine months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2021 and 2020 were $44.9 million and $53.0 million, respectively.  Significant new project awards for 2021 include small-scale fabrication and offshore services work.  Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020, and
•	Small-scale fabrication and offshore services work.

Revenue – Revenue for 2021 and 2020 was $57.6 million and $78.3 million, respectively, representing a decrease of 26.5%. The decrease was primarily due to:

•	No revenue for our paddlewheel river boat and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply project, and
•	Reduced onshore services activity, offset partially by,
•	Higher revenue for our marine docking structures project and a subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Gross profit – Gross profit for 2021 and 2020 was $4.3 million (7.5% of revenue) and $0.1 million (0.1% of revenue), respectively. Gross profit for 2021 was primarily impacted by:

•

Project improvements of $3.7 million related to cost decreases and favorable resolution of change orders for our offshore modules project, material supply project, marine docking structures project and a subsea structures project, offset partially by,

•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources due to low work hours.

The increase in gross profit for 2021 relative to 2020 was primarily due to:

•	The aforementioned project improvements of $3.7 million for 2021, and
•	A higher margin mix relative to 2020, and
•	A decrease in the under-recovery of overhead costs due to cost reductions, offset partially by,
•	Lower revenue volume, and
•	Project improvements of $2.6 million for 2020 on our paddlewheel riverboat project, offshore jacket and deck project and subsea components project.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $0.8 million and $0.9 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $2.4 million (13.8% of revenue) and $2.7 million (14.9% of revenue), respectively, representing a decrease of 12.4%. The decrease was primarily due to our cost reduction initiatives including combining our former Fabrication Division and Services Division during the first quarter 2020.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $0.1 million and was primarily related to the sale of a barge that was held for sale.

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

Shipyard Division	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
New project awards	$—	$306	$(306)

Revenue	$10,561	$18,100	$(7,539)
Gross loss	(3,289)	(1,757)	(1,532)
Gross loss percentage	(31.1)%	(9.7)%
General and administrative expense	692	725	33
Other (income) expense, net	285	750	465
Operating loss	(4,266)	(3,232)	(1,034)

References below to 2021 and 2020 refer to the nine months ended September 30, 2021 and 2020, respectively.

New Project Awards – New project awards for 2020 were $0.3 million.

Revenue – Revenue for 2021 and 2020 was $10.6 million and $18.1 million, respectively, representing a decrease of 41.7%. The decrease was primarily due to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement activities, partially offset by increased construction activities.

Gross loss – Gross loss for 2021 and 2020 was $3.3 million (31.1% of revenue) and $1.8 million (9.7% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $3.3 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, and
•	Holding costs of $0.6 million related to the two MPSVs that remain in our possession and are subject to dispute, offset partially by,
•	Project improvements of $0.3 million related to forecast cost decreases on our two forty-vehicle ferry projects.

The increase in gross loss for 2021 relative to 2020 was primarily due to:

•	The aforementioned net project charges of $3.0 million for 2021, offset partially by,
•	Project charges of $1.3 million for 2020 on our two forty-vehicle ferry projects.

See Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.7 million (6.6% of revenue) and $0.7 million (4.0% of revenue), respectively, representing a decrease of 4.6%.  General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 6 of our Financial Statements in Item 1 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2021 was expense of $0.3 million and $0.8 million, respectively.  Other expense for 2021 primarily related to:

•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020), offset partially by,
•	Insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura.

Other expense for 2020 was primarily related to charges associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility.  See Note 2 of our Financial Statements in Item 1 for further discussion of the impacts of Hurricanes Ida and Laura and Note 6 for further discussion of our MPSV dispute.

Corporate Division	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
Revenue (eliminations)	$(493)	$(1,413)	$920
Gross loss	(224)	(179)	(45)
Gross loss percentage	n/a	n/a
General and administrative expense	6,034	5,990	(44)
Operating loss	(6,258)	(6,169)	(89)

References below to 2021 and 2020 refer to the nine months ended September 30, 2021 and 2020, respectively.

Gross loss – Gross loss for 2021 and 2020 was $0.2 million and $0.2 million, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $6.0 million (8.9% of consolidated revenue) and $6.0 million (6.3% of consolidated revenue), respectively, representing a decrease of 0.7%. The comparable expense was primarily due to:

•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•	Lower external audit and legal and advisory fees, and
•	Cost savings including reductions in board size and the salaries of our executive officers in the second quarter 2020.

Discontinued Operations

A summary of the operating results constituting the loss from discontinued operations for the nine months ended September 30, 2021 and 2020, is as follows:

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2021	2020	Change
Revenue	$41,637	$98,425	$(56,788)
Gross profit (loss)	7,725	(7,943)	15,668
Gross profit (loss) percentage	18.6%	(8.1)%
General and administrative expense	413	1,109	696
Impairments and (gain) loss on assets held for sale	25,331	—	(25,331)
Other (income) expense, net	(647)	629	1,276
Operating loss	(17,372)	(9,681)	(7,691)

Operating results from discontinued operations for the nine months ended September 30, 2021 include results through April 19, 2021, the Closing Date of the Shipyard Transaction.  References below to 2021 and 2020 refer to the nine months ended September 30, 2021 and 2020, respectively.

Revenue – Revenue for 2021 and 2020 was $41.6 million and $98.4 million, respectively, representing a decrease of 57.7%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as the last vessel was completed in the first quarter 2021, and
•	Lower revenue for our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction in April 2021.

Gross profit (loss) – Gross profit for 2021 was $7.7 million (18.6% of revenue) compared to a gross loss of $7.9 million (8.1% of revenue) for 2020. The gross profit for 2021 was primarily impacted by:

•

Project improvements of $8.4 million related to the cumulative effect of a change order (offset partially by forecast cost increases) on our towing, salvage and rescue ship projects, offset partially by,

•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $8.4 million for 2021,
•	Project charges of $7.4 million for 2020 on our harbor tug projects and towing, salvage and rescue ship projects, and
•	A decrease in the under-recovery of overhead costs.

See Note 3 of our Financial Statements in Item 1 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.4 million (18.6% of revenue) and $1.1 million (1.1% of revenue), respectively, representing a decrease of 62.7%. The decrease was primarily due to the Shipyard Transaction in April 2021.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2021 was a loss of $25.3 million, of which $22.8 million related to the impairment of our Shipyard Division’s long-lived assets and $2.6 million related to transaction and other costs associated with the Shipyard Transaction. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.6 million and expense of $0.6 million, respectively.  Other income for 2021 was primarily due to a gain of $0.6 million resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction. Other expense for 2020 was primarily related to charges associated with damage caused by Hurricane Laura to our drydocks sold in connection with the Shipyard Transaction and our ninth harbor tug project.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents, restricted cash and scheduled maturities of short-term investments. At September 30, 2021, our cash, cash equivalents and restricted cash totaled $73.8 million as follows (in thousands):

September 30, 2021
Cash and cash equivalents	$71,667
Restricted cash, current(1)	1,736
Total cash, cash equivalents and current restricted cash	73,403
Restricted cash, noncurrent	406
Total cash, cash equivalents and restricted cash	$73,809

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

At September 30, 2021, our working capital was $70.6 million and included $73.4 million of cash, cash equivalents and current restricted cash and $1.8 million of assets held for sale. Excluding cash, cash equivalents, current restricted cash, assets held for sale and liabilities of discontinued operations, our working capital at September 30, 2021 was negative $4.4 million and consisted of: net contract assets and contract liabilities of negative $4.9 million; contract receivables and retainage of $8.2 million; inventory, prepaid expenses and other current assets of $8.0 million; and accounts payable, accrued expenses and other current liabilities of $15.8 million.

The components of our working capital (excluding cash, cash equivalents, current restricted cash, assets held for sale and current maturities of long-term debt) at September 30, 2021 and December 31, 2020, and changes in such amounts during the nine months ended September 30, 2021, was as follows (in thousands):

	September 30, 2021	December 31, 2020	Change	Change from Discontinued Operations(3)	Consolidated Change(4)
Contract assets	$2,246	$5,098	$2,852	$(7,288)	$(4,436)
Contract liabilities(1)	(7,188)	(10,262)	(3,074)	(3,268)	(6,342)
Contracts in progress, net(2)	(4,942)	(5,164)	(222)	(10,556)	(10,778)
Contract receivables and retainage, net	8,229	14,089	5,860	1,304	7,164
Prepaid expenses, inventory and other current assets	8,034	4,702	(3,332)	158	(3,174)
Accounts payable, accrued expenses and other current liabilities	(15,768)	(19,044)	(3,276)	(8,990)	(12,266)
Total	$(4,447)	$(5,417)	$(970)	$(18,084)	$(19,054)

(1)	Contract liabilities at September 30, 2021 and December 31, 2020, include accrued contract losses of $4.4 million and $5.4 million, respectively.
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

Cash Flow Activity

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(11,228)	$(7,277)
Net cash provided by (used in) investing activities	$43,036	$(8,504)
Net cash provided by (used in) financing activities	$(1,158)	$9,856

Operating Activities – Cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $11.2 million and $7.3 million, respectively, and was primarily due to the net impacts of the following:

2021 Activity

•

Operating loss, excluding depreciation and amortization of $4.3 million, asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, gain on extinguishment of debt of $9.1 million, and stock-based compensation expense of $1.2 million;

•

Increase in contract assets of $4.4 million related to the timing of billings on projects, primarily due increased unbilled positions on our Divested Shipyard Contracts, offset partially by decreased unbilled positions on our seventy-vehicle ferry project within our Shipyard Division;

•

Decrease in contract liabilities of $6.3 million, primarily due to the unwind of advance payments on our Divested Shipyard Contracts and our two forty-vehicle ferry projects within our Shipyard Division;

•

Decrease in contract receivables and retainage of $7.2 million related to the timing of billings and collections on projects, primarily due to collections on our Divested Shipyard Contracts and various projects within our Fabrication & Services Division;

•

Increase in prepaid expenses, inventory and other assets of $0.5 million, primarily due to prepaid expenses and the associated timing of certain prepayments, insurance receivables related to Hurricane Ida and the Deferred Transaction Price associated with the Shipyard Transaction. Prepaid expenses and other assets at September 30, 2021, includes $2.2 million associated with the Deferred Transaction Price;

•

Decrease in accounts payable, accrued expenses and other current liabilities of $12.1 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts, our seventy-vehicle ferry project within our Shipyard Division, and various projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $0.6 million.

Cash used in operating activities for the nine months ended September 30, 2021, included approximately $7.8 million associated with changes in contracts in progress, net for the Divested Shipyard Contracts through the Closing Date, which was separately recovered through the Closing Adjustment and Closing Adjustment True-Up in connection with the Shipyard Transaction. See Note 3 of our Financial Statements in Item 1 for further discussion of the Shipyard Transaction.

2020 Activity

•	Operating loss, excluding depreciation and amortization of $6.5 million and stock-based compensation expense of $0.8 million;
•

Increase in contract assets of $20.2 million related to the timing of billings on projects, primarily due to increased unbilled positions on certain Divested Shipyard Contracts, our seventy-vehicle ferry project within our Shipyard Division and our jacket and deck project within our Fabrication & Services Division;

•

Decrease in contract liabilities of $6.1 million, primarily due to the unwind of advance payments on our offshore jacket and deck project and material supply project within our Fabrication & Services Division and certain Divested Shipyard Contracts, offset partially by the unwind of advance payments on certain Divested Shipyard Contracts;

•

Decrease in contract receivables and retainage of $1.7 million related to the timing of billings and collections on projects, primarily due to collections on our two forty-vehicle ferry projects within our Shipyard Division, and our material supply project and various other projects within our Fabrication & Services Division, offset partially by increased receivable positions on certain Divested Shipyard Contracts;

•	Decrease in prepaid expenses, inventory and other assets of $1.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Increase in accounts payable, accrued expenses and other current liabilities of $18.2 million, primarily due to increased procurement activity and progress accruals for engineered equipment manufactured by vendors for our seventy-vehicle ferry project within our Shipyard Division and certain Divested Shipyard Contracts; and

•	Change in noncurrent assets and liabilities, net of $2.0 million, primarily due to the collection of long-term retention that was billed and collected during the second quarter 2020.

Investing Activities – Cash provided by investing activities for the nine months ended September 30, 2021 was $43.0 million, and cash used in investing activities for the nine months ended September 30, 2020 was $8.5 million. Cash provided by investing activities during 2021 was primarily due to net proceeds from the Shipyard Transaction of $31.7 million, proceeds from the sale of assets held for sale of $4.4 million, and net maturities of short-term investments of $8.0 million, offset partially by capital expenditures of $1.1 million. Cash used in investing activities during 2020 was primarily due to capital expenditures of $10.2 million (primarily associated with the Shipyard Division operations sold in connection with the Shipyard Transaction), offset partially by proceeds from the sale of assets held for sale of $1.7 million.

Financing Activities – Cash used in financing activities for the nine months ended September 30, 2021 was $1.2 million, and cash provided by financing activities for the nine months ended September 30, 2020 was $9.9 million. Cash used in financing activities during 2021 was primarily due to repayment of $1.1 million of the PPP Loan. Cash provided by financing activities during 2020 was primarily due to proceeds from the PPP Loan.  See Note 5 of our Financial Statements in Item 1 for further discussion of the PPP Loan.

Credit Facilities and Debt

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At September 30, 2021, we had $2.1 million of letters of credit outstanding under the LC Facility.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”).  The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met.  On September 29, 2020, we submitted our application to Whitney Bank requesting PPP Loan forgiveness of $8.9 million plus any accrued interest.  Whitney Bank approved our application for forgiveness on December 14, 2020, and our application was forwarded to the Small Business Administration (“SBA”) for review. Following the SBA’s approval of our application for forgiveness, on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million for both the three and nine months ended September 30, 2021, and is reflected within gain on extinguishment of debt on our Statement of Operations. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.

Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request.  While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects.  At September 30, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates to our Retained Shipyard Contracts.  It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable primarily to our Shipyard Division operations.  We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 6 of our Financial Statements in Item 1 for further discussion of our surety bonds and MPSV dispute and Note 5 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects.  The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.  Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us.  See Note 5 of our Financial Statements in Item 1 for further discussion of our Mortgage Agreement and Restrictive Covenant Agreement.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the size of our board and reducing the compensation of our directors and executive officers in 2020), the sale of under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in the second quarter 2021), and an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at September 30, 2021, we continue to have $1.8 million of assets held for sale; however, we can provide no assurances that we will successfully sell the assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19.  It also provided us additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and as we experience significant monthly fluctuations in our working capital. The primary uses of our liquidity for the remainder of 2021 and the foreseeable future are to fund:

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

•	Initiatives to diversify and enhance our business; and
•	Insurance deductibles and uninsured losses, if any, associated with the impacts of Hurricane Ida.

We anticipate capital expenditures of $0.5 million to $1.0 million for the remainder of 2021, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items.  Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at September 30, 2021, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2021 and 2022, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil price volatility and COVID-19. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and other unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the third quarter 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
10.1	Eighth Amendment to Credit Agreement dated October 12, 2021. *
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GULF ISLAND FABRICATION, INC.

BY:	/s/ Westley S. Stockton
Westley S. Stockton
Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2021