Form 10-K
period 2021-12-31
GULF ISLAND FABRICATION INC
filed 2022-03-23
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Registrant’s telephone number, including area code: (713) 714-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GIFI	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2021 was $60,454,000.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2022, was 15,775,304.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be prepared for use in connection with the registrant’s 2022 annual meeting of shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2021

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2021 (“2021 Annual Report” or “this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

Acquisition Date	The closing date of the DSS Acquisition of December 1, 2021.

Active Retained Shipyard Contracts	Contracts and related obligations for our seventy-vehicle ferry project and two forty-vehicle ferry projects that are under construction, which were excluded from the Shipyard Transaction.

AHFS	Assets Held for Sale.

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bollinger	Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C.

Cash-Settled RSUs	RSUs settled in cash.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act, as amended.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

COVID-19	The ongoing global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Deferred Transaction Price	The portion of the Transaction Price totaling $0.9 million that is to be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects that were included in the Shipyard Transaction.

DSS Acquisition	The acquisition of the DSS Business from Dynamic on December 1, 2021.

DSS Business	The services and industrial staffing businesses of Dynamic, which were acquired on December 1, 2021 in connection with the DSS Acquisition.

DTA(s)	Deferred Tax Asset(s).

Dynamic	Dynamic Industries, Inc.

EPC	Engineering, procurement and construction phases of a complex project that requires project management and coordination of these significant activities.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

F&S Facility	Our Fabrication & Services Division’s owned facility located in Houma, Louisiana.

F&S Facilities	Our F&S Facility, Ingleside Facility, Harvey Facility and other facilities that support our F&S Division.

Fabrication & Services	Our Fabrication & Services Division (also referred to herein as F&S).

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Harvey Facility	Our leased facility located in Harvey, Louisiana assumed in connection with the DSS Acquisition that is subject to the Harvey Option.

Harvey Option	Purchase option entered into in connection with the DSS Acquisition that enables us to buy the Harvey Facility prior to December 2, 2022 for a nominal amount.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

Ingleside Facility	Our owned facility located in Ingleside, Texas acquired in connection with the DSS Acquisition.

inland	Typically, bays, lakes and marshy areas.

ISO	International Standard Organization based in Geneva, Switzerland.

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

Mortgage Agreement

Multiple indebtedness mortgage arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with outstanding surety bonds for certain contracts, which encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default.

modules

Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system. These modules are prefabricated at our facilities and then transported to the customer's location for final integration.

MPSV(s)	Multi-Purpose Supply Vessel(s).

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OPEC	Organization of the Petroleum Exporting Countries.

OSHA	Occupational Safety and Health Administration.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

Pro Forma Information	The condensed combined financial information that gives effect to the DSS Acquisition as if it had occurred on January 1, 2020.

Purchase Price	The purchase price of $7.6 million associated with the DSS Acquisition.

Restrictive Covenant Agreement

Restrictive covenant arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts	Contracts and related obligations for the Active Retained Shipyard Contracts and two MPSV projects that are subject to dispute, which were excluded from the Shipyard Transaction.

RSUs	Restricted Stock Units.

SAB	Staff Accounting Bulletin.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Shipyard	Our Shipyard Division.

Shipyard Facility	Our Shipyard Division’s owned facility located in Houma, Louisiana, which was sold in connection with the Shipyard Transaction.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 29, 2021, which included the Divested Shipyard Contracts and our Shipyard Facility.

Spud barge	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Date	The closing date of the Shipyard Transaction of April 19, 2021.

Transaction Price	The base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

Whitney Bank	Hancock Whitney Bank.

Working Capital True-Up

The $7.8 million received in connection with the Shipyard Transaction associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date.

ii

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to timing of wind down of our Shipyard Division operations, diversification and entry into new end markets, improvement of risk profile, industry outlook, oil and gas prices, timing of investment decisions and new project awards, operating cash flows, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the final assessment of damage at our Houma facilities and infrastructure challenges in the Houma area following Hurricane Ida and the related recovery of any insurance proceeds; the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants) and the war in Ukraine and the corresponding volatility in oil prices and the impact thereof on our business; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and the dispute with a customer related to contracts to build two forty-vehicle ferries, as well as other material legal proceedings that may arise; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries, including in response to Russia’s invasion of Ukraine; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of this Report as may be updated by subsequent filings with the SEC.

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

PART I

Items 1. and 2. Business and Properties

Certain terms are defined in the “Glossary of Terms” beginning on page ii. References to “Notes” relate to the Notes to our Consolidated Financial Statements (“Financial Statements”) in Item 8.

Description of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. Our corporate headquarters is located in Houston, Texas and our primary operating facilities are located in Houma, Louisiana. See “Overview” section in Item 7 for discussion of our current business and outlook.

We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which are discussed below:

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including maintenance, repair, construction, and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; provides project management and commissioning services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”), which expanded our F&S Division’s customer base and enhanced our services offerings to include scaffolding, coatings, industrial staffing and other specialty services. Our F&S Division fabrication activities are performed at our F&S Facility and our services activities are managed from our various F&S Facilities and generally performed at customer onshore locations and offshore platforms. See Note 4 for further discussion of the DSS Acquisition.

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”), which included the Divested Shipyard Contracts and our Shipyard Facility. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts, and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction and are not associated with the previously closed facilities, represent our Shipyard operating segment and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our F&S Facility, and we intend to wind down our Shipyard Division operations by the third quarter 2022. Unless otherwise noted, the discussion and amounts presented below relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Corporate Division – Our Corporate Division includes costs that do not directly relate to our two operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors’ fees, certain insurance costs and costs associated with overall corporate governance and being a publicly traded company. Costs incurred by our Corporate Division on behalf of our operating divisions are allocated to the operating divisions. Such costs include, but are not limited to, human resources, insurance, information technology and accounting.

Facilities and Equipment

F&S Facility – Our F&S Division’s fabrication and primary operating facilities are located in Houma, Louisiana (“F&S Facility”), on approximately 226 acres on the east bank of the Houma Navigation Canal and on a slip adjacent to the Houma Navigation Canal, approximately 30 miles from the Gulf of Mexico. The facility includes over 65,000 square feet of administrative and operations facilities, over 330,000 square feet of covered fabrication facilities, over 105,000 square feet of warehouse facilities, and almost 30,000 square feet of blasting and coating facilities. It also has 5,970 linear feet of water frontage, including 2,535 feet of steel bulkheads. Buildings and equipment that are significant to our F&S Facility include:

•	Large assembly buildings equipped with overhead cranes for modular section fabrication and various equipment for pipe fitting and welding;
•

Prefabrication shops equipped with overhead cranes, cutting tables, coping machines, sub-arc welding stations, hydraulic iron workers, and various other equipment for fabricating steel structures and components;

•	Plate bending, rolling and assembly shop with the capability to roll steel and automatic weld process seams into tubular pipe sections;
•

Alloy and carbon steel pipe fabrication and spooling shops equipped with overhead cranes, pipe benders, pipe cutters, pipe spooling and welding stations, and various equipment for pipe fitting and welding;

•	Blast and coating shops that enable under roof blast and paint services;
•	Large warehouse buildings for storage;
•	Crawler cranes and rubber-tired hydraulic modular transporters;
•	Deck barge for transporting equipment and fabricated products;
•	Truckable tug and spud barges with cranage for marine construction activities; and
•	Various civil construction equipment.

We have a Mortgage Agreement associated with real estate of the F&S Facility that secures our obligations with one of our Sureties related to outstanding bonds with the Surety. See Note 7 and “Liquidity and Capital Resources” in Item 7 for further discussion of our Mortgage Agreement.

Acquired Facilities – In connection with the DSS Acquisition, we purchased and entered into leases for certain facilities, including the following facilities:

•

Ingleside Facility – We purchased an operating facility located in Ingleside, Texas (“Ingleside Facility”), on approximately 4 acres and consisting of 10,000 square feet of administrative and warehouse facilities.

•

Harvey Facility – We entered into a lease arrangement with Dynamic for a fabrication and operating facility located in Harvey, Louisiana (“Harvey Facility”), on approximately 16 acres and consisting of over 45,000 square feet of administrative, operations, fabrication and warehouse facilities and 1,515 linear feet of water frontage, including 315 feet of steel bulkheads. The lease expires on June 30, 2022, and is subject to a separate purchase option that enables us to buy the Harvey Facility prior to December 2, 2022 for a nominal amount (“Harvey Option”). See Note 4 for further discussion of the Harvey Option.

•

Other Facilities – We entered into sub-lease arrangements with Dynamic for an administrative facility and two separate operating facilities located near Lafayette, Louisiana. The lease for the administrative facility expires on March 31, 2022, and the leases for the two operating facilities expire on June 30, 2022.

Closed and Disposed Facilities – In the fourth quarter 2020, we closed our leased Jennings Facility and Lake Charles Facility, and in the second quarter 2021, we sold our Shipyard Facility as further described above.

Materials and Supplies

The principal materials and supplies used in our operations across all our divisions include standard steel shapes, steel plate, steel pipe, welding gases, welding wire, fuel, oil and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the pricing, availability and schedules offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages, costs and surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials or other import restrictions.

The majority of the steel plate used in our operations arrives at our facilities in bulk, which is then cut and rolled into the form needed or into tubular sections at our rolling mill. Tubular sections can be welded together in long straight tubes to become legs or into shorter tubes to become part of a network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment. We procure steel from both domestic and foreign mills. Delivery from domestic steel mills can take weeks or months for as-rolled steel and longer for heat treated steel. Delivery from foreign steel mills, including transit time, can take several months. Additionally, the U.S. sometimes imposes tariffs on certain imported steel which can result in higher cost for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indexes.

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

The pricing of materials and supplies and the ability of our suppliers and subcontractors to meet delivery schedules have been impacted by the ongoing global coronavirus pandemic (“COVID-19”) and may continue to be impacted by COVID-19 in the future and may now be impacted by Russia’s invasion of Ukraine in February 2022. See “Risk Factors” in Item 1A for further discussion of our use of raw materials and supplies and the impact of COVID-19 on our operations.

Human Capital Management

Our employees are our most important assets and serve as the foundation for our ability to achieve our financial and strategic objectives.

Employee Statistics – Our workforce varies based on our level of activity at any particular time. At December 31, 2021 and 2020, we had 960 and 545 full-time employees (associated with our continuing operations), respectively, and no part-time employees. The increase in headcount was primarily due to the addition of approximately 475 employees through the DSS Acquisition. In addition, we use independent contractors as necessary to supplement our workforce. None of our employees are employed pursuant to a collective bargaining agreement and we believe our relationship with our employees is favorable. Labor hours worked during 2021 and 2020 were 1.0 million and 1.1 million, respectively.

Recruitment, Training and Workforce Development – Our success depends on our ability to attract, develop, motivate and retain a highly-skilled workforce that includes craft labor as well as supervision and project management. To support the development of our workforce, we offer supervision and other training programs to educate and elevate the skillsets of our front-line leaders. We also provide internal hands-on technical fitting and welding training programs and instruction to further develop our craft labor and maintain high standards of quality. We have also created a succession plan for all senior leadership positions. During 2021, we were awarded an Incumbent Worker Training Program training grant through the Louisiana Workforce Commission. This program provides supplemental funding for safety and environmental third-party training for craft personnel and leadership and soft technical skills training. The grant enabled us to successfully train approximately 285 employees during 2021 in such programs.

Employee Engagement – During 2021, we conducted our second annual employee satisfaction survey to gather information from our employees regarding their perspectives on working for the Company and suggestions for improvements. We gathered valuable insights and feedback that enabled us to implement positive changes within our organization. For example, the feedback indicated a 20% year-over-year improvement in employee perception of our team working environment. The feedback also indicated a desire for increased supervisor skills training and continued enhancement of our employee benefits. Such feedback was incorporated into our training programs for 2021 and our employee benefit program offerings for 2022. We presented key findings from the survey to our Board of Directors and leadership teams.

Employee Benefits – Our compensation programs are designed to attract, motivate and retain our employees to achieve our objectives. We provide competitive base wages and salaries that are consistent with employee positions, skills and experience levels, and geographic locations. Employees are eligible to receive paid and unpaid leave and participate in our health insurance and life, disability and accident insurance programs. We also offer retirement benefits through our 401(k) plan, which includes discretionary Company-matching contributions. During 2021, we conducted our second annual employee benefits survey to gain a deeper understanding of how our various benefit programs are valued by our employees. The feedback indicated a desire for additional medical plan options, a mobile app for benefit information and annual open enrollment, and a bio-metric screenings program. As a result, we included a new high-deductible health plan option and health savings account option in our benefit program offerings for 2022, along with an identity theft benefit offering, and launched a mobile app that was used to conduct our employee benefits open enrollment for 2022.

Diversity and Inclusion – Our commitment to diversity extends across every division and discipline of our business. We leverage multiple social media platforms, including veteran, diversity and industry sites to expand our reach for diverse talent. We plan to continue evaluating our use of human capital measures or objectives in managing our business, such as the factors we employ, or seek to employ, in the attraction, development and retention of personnel and the maintenance of diversity in our workforce. During 2021, we launched a supervisor program that provided additional education to our leaders on respect in the workplace and included an emphasis on the prevention of sexual harassment.

See “Risk Factors” in Item 1A for further discussion of our ability to attract and retain qualified employees.

Safety

We are committed to the safety and health of our employees and subcontractors and believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a stringent safety assurance program designed to ensure the safety of our employees and subcontractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and subcontractors on a variety of topics to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees during our hiring process and periodic random screenings throughout employment. Additionally, we require our subcontractors to follow alcohol and drug screening policies substantially the same as ours. During 2021, we completed supervisor safety workshops that were delivered to leadership, including our front-line supervisors. The focus of these workshops was to drive a strong safety culture and emphasize the supervisor’s role in safety mentoring. We successfully trained approximately 90% of our front-line supervision during 2021.

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

We have taken proactive actions to mitigate the ongoing impacts of COVID-19 on our operations, while ensuring the safety and well-being of our workforce. A majority of our workforce performs its work outdoors. We have established protocols to monitor employee and visitor temperatures prior to their entry into our facilities, implemented employee and visitor wellness questionnaires, maintain appropriate workplace distancing (including allowing some employees to work remotely) and perform regular monitoring of office and yard personnel for compliance. We have also installed hand sanitizing stations and more frequently sanitize our facilities. We continue to monitor employee absenteeism and the reason for such absences and have protocols for handling employees who test positive for COVID-19 or have come in contact with individuals that tested positive for COVID-19. In addition, we have established protocols for employees to return to work that test positive for COVID-19, including requiring a negative COVID-19 antigen test prior to returning to work. See “Risk Factors” in Item 1A for further discussion of the impact of COVID-19 on our operations.

Environmental

Our commitment to protecting the environment has never been more important than today. We continuously look for ways to reduce our environmental impact, including a focus on protecting the land, water, and wildlife habitats in our surrounding communities, with an emphasis on spill prevention, water and waste management, air emissions and other natural resource conservation. We are further focused on energy efficiency and reducing our carbon footprint within our daily operations. During 2021, we implemented a program to replace our facility lighting with LED bulbs, which reduced our energy consumption and improved our workplace conditions by providing better and more efficient lighting for our employees.

We are also focused on managing and monitoring our air emissions related to all facets of our painting and blasting operations to ensure compliance with our Louisiana Department of Environmental Quality operating air permits. We monitor and report criteria pollutants and toxic air pollutants, which includes daily tracking of our paint, thinner and cleaning solvents usage. We have also implemented abrasive blasting management best practices to reduce particulate matter emissions and reduce offsite impacts to surrounding communities from our abrasive blasting activities. This includes routine inspections, record keeping and personnel training.

During 2021, we certified our environmental management system to ISO 14001:2015, which represents internationally recognized standards for environmental management overseen by the International Standard Organization (“ISO”) based in Geneva, Switzerland. Achieving this certification helps our management and employees ensure we are measuring and improving our environmental impact by improving the efficiency of our resources, consistently addressing environmental obligations and reducing waste and environmental risks. The certification will help us maintain our commitment to protecting the environment as a leader in the fabrication industry.

Quality Assurance

We use modern welding and fabrication technology, and all of our fabrication projects are executed in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping, the U.S. Coast Guard and customer specifications. We maintain training programs for technical fitting and welding instruction in order to prepare and upgrade our skilled labor workforce, and to maintain high standards of quality. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by an independent contractor.

Our quality management systems are certified as ISO 9001-2015 programs, which represents an internationally recognized verification system for quality management. The certification is based on a review of our programs and procedures designed to maintain and enhance quality production and is subject to annual review and full recertification every three years. Our last full recertification occurred in April 2021.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year. For 2021, two customers accounted for 54% of our consolidated revenue, which related to offshore services for a customer within our Fabrication & Services Division and our seventy-vehicle ferry project within our Shipyard Division. For 2020, three customers accounted for 51% of our consolidated revenue, which related to offshore services and our jacket and deck project for two customers within our Fabrication & Services Division and our seventy-vehicle ferry project within our Shipyard Division.

Contracting

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate and T&M. Our contracts primarily relate to the fabrication of steel structures and modules, and certain service arrangements. Such contracts vary in duration depending on the size and complexity of the project.

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

New Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2021, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized.

Certain of our customers previously requested to renegotiate pricing and suspended contracts in our backlog, and bidding activities for several new project opportunities have been delayed or suspended, as a result of COVID-19 as discussed above.

See “Risk Factors” in Item 1A, “Critical Accounting Policies” in Item 7, and Note 1 and Note 2 for further discussion of our contracting and revenue recognition. See also “Risk Factors” in Item 1A and “Overview” in Item 7 for further discussion of the impacts of COVID-19 on our customers and operations.

At December 31, 2021, our backlog was $17.1 million, none of which is anticipated to be recognized as revenue beyond 2022. See “New Awards and Backlog” in Item 7 for further discussion of our new awards and backlog.

Seasonality

Our operations may be subject to seasonal variations due to weather conditions, including any seasonal weather conditions that may increasingly arise due to the effects of climate change, and available daylight hours. Although we have large, covered fabrication facilities, a significant amount of our construction activities take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region may also affect our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM may also affect our operations. See “Risk Factors” in Item 1A for further discussion of the seasonal impacts to our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices. Declines in oil and gas prices can create excess capacity and under-utilization of our competitor's facilities, resulting in more intense competition in the bidding process for new project awards. In addition, we expect to face increased competition as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and potential future onshore support structures to provide electricity from renewable and green sources. Further, there are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs and increased the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

Although we believe price and the contractor’s ability to meet a customer’s delivery schedule and project requirements are principal factors in determining which contractor is awarded a project, customers also consider, among other things, a contractor’s past project experience, the availability of technically capable personnel, facility capacity and location, production efficiency, condition of equipment, reputation, safety record, customer relations and financial strength. We believe that our strategic location, competitive pricing, expertise in fabricating and servicing onshore and offshore structures and facilities, and the certification of our facilities as ISO 9001-2015 will enable us to continue to compete effectively for projects. See “Risk Factors” in Item 1A for further discussion of our competitive landscape.

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

Our employees may engage in certain activities, including interconnect piping and other service activities conducted on offshore platforms, activities performed on spud barges owned or chartered by us, and barges owned by us, that are covered in either the provisions of the Jones Act or U.S. Longshoreman and Harbor Workers Act (“USL&H”). These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the U.S. is regulated primarily by the Bureau of Ocean Energy Management and Enforcement of the Department of Interior, which is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the U.S. In addition, demand for our services from the oil and gas industry can be affected by changes in taxes, price controls and other laws and regulations affecting this industry. It is also possible that the current administration and Congress will impose additional environmental regulations that will restrict federal oil and gas leasing, permitting or drilling practices on public lands and waters. For example, in the fourth quarter 2021, the current administration proposed reforms to the country’s oil and gas leasing program, which would raise costs for energy companies to drill on public lands and waters, and President Biden previously issued orders temporarily suspending leasing or permitting of oil and gas activities on federal lands and waters. The current administration has also proposed a moratorium on hydraulic fracturing on federal lands and waters. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. For example, because of concerns that carbon dioxide, methane and certain other greenhouse gases may produce climate changes that have significant impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which if adopted in areas where we conduct business, could require us or our customers to incur additional compliance costs, may result in delays in the pursuit of regulated activities, prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services.

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

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements (see “Cautionary Statement on Forward-Looking Information”). These risk factors are important to understanding other statements in this Report. The following information should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data” found elsewhere in this Report, which may include additional factors that could adversely affect our business. References to “Notes” relate to the Notes to our Consolidated Financial Statements (“Financial Statements”) in Item 8.

Our business, prospects, financial condition, operating results, cash flows and stock price may be affected materially and adversely, in whole or in part, by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition, operating results and cash flows to vary materially from historical results or those anticipated, projected or assumed in our forward-looking statements. Further, new risks emerge from time to time. In addition, our business, prospects, financial condition, operating results, cash flows and stock price could be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Business and Industry Risks

The ongoing global pandemic caused by COVID-19, including new and emerging strains and variants, and any future major public health crisis, including any pandemic, epidemic or other disease outbreak, and any resulting negative impact on the global economy and financial markets could have a negative impact on our operations, the duration and extent of which is highly uncertain and could be material.

The extent and duration of adverse impacts that the COVID-19 pandemic (including new and emerging strains and variants) may have on our backlog and bidding activities, on our suppliers, subcontractors, customers and employees and on global financial markets, including global oil markets, is unknown, but could be both material and prolonged. Similarly, any future major public health crisis, including any pandemic, epidemic or other disease outbreak could have a material adverse effect on our operations. In addition, for several years, the price of oil experienced significant volatility, which resulted in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted from reductions in revenue, lower margins due to competitive pricing, under-utilization of our operating facilities and resources, and losses on certain projects. COVID-19 added another layer of pressure and uncertainty on oil prices and our end markets, which further impacted our operations during 2021 and 2020 and could impact our operations going forward. In addition, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to new and emerging strains and variants of COVID-19 or any future major public health crisis.

The ultimate business and financial impacts of oil price volatility and COVID-19 on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity, suspension or termination of backlog, deterioration of customer financial condition, potential supply interruptions, and unanticipated project costs due to project disruptions and schedule delays; material price increases; lower labor productivity, increased employee and contractor absenteeism and turnover, including in connection with any government or customer-imposed COVID-19 vaccination or testing requirements, and craft labor hiring challenges; lack of performance by subcontractors and suppliers; and contract disputes. These and other impacts of COVID-19, or any future major public health crisis or events, including the impact of Russia’s invasion of Ukraine in February 2022, could have a material adverse impact our business, results of operations and financial condition.

Our revenue and profitability may be impacted by the cyclical nature of the oil and gas industry and other energy-related industries.

Our business is significantly dependent on the level of capital expenditures by oil and gas producers, processors and their contractors, as well as alternative energy companies, operating in the GOM and along the Gulf Coast. The level of activity by these companies can be impacted by volatility in oil and gas and associated commodity prices. In addition to commodity prices, the levels of our customers’ capital expenditures are influenced by, among other things:

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
•

local, federal and international military, political and economic events and conditions, including regulatory changes under the current administration and Congress, economic uncertainty, socio-political unrest, any government shutdown and instability or hostilities and the current situation in Ukraine and trade and monetary sanctions in response to such developments;

•	demand for, availability of and technological viability of, alternative sources of energy (especially in light of regulatory changes under the current administration and Congress);
•	technological advances affecting energy exploration, production, transportation and consumption; and
•

uncertainty regarding the U.S. energy policy under the current administration and Congress, particularly any revision, reinterpretation or creation of environmental and tax laws and regulations that would negatively impact or restrict the oil and gas industry.

The above factors have suppressed capital spending by offshore oil and gas companies in recent years. Capital spending within the oil and gas industry has also been impacted by certain geopolitical developments in addition to COVID-19. Further, previous reductions in, and ongoing volatility of, oil and gas prices has impacted the timing of, and our ability to secure, new project awards. While industry conditions are improving, if they do not continue to improve, these challenges may continue to impact our ability to operate our fabrication facilities at desired utilization levels and may result in ongoing low utilization levels, decreased revenue, lower margins, and losses in future periods. In addition, we believe that the previous downturn in the oil and gas industry has also adversely impacted many of our customers' businesses.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the products and services we provide. Further, the current increase in oil and gas prices may not necessarily translate into immediate or long-term increased activity, and even during periods of relatively high oil prices, our customers may cancel or curtail programs, or reduce their levels of capital expenditures for exploration and production and repair and maintenance of their offshore assets. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale production areas, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to onshore exploration and production activities and we may not be successful securing new project awards related to these onshore activities. In addition, the current increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to remain depressed and limit our future growth opportunities. See “Overview” in Item 7 for further discussion of the impacts of reductions and volatility in crude oil prices.

We operate in an industry that is highly competitive.

The onshore refining, petrochemical, LNG and industrial fabrication industries and the offshore oil and gas fabrication and services industry are highly competitive and influenced by events largely outside of our control. In addition, as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and potential future onshore support structures to provide electricity from renewable and green sources, we expect to face increased competition. Contracts for our services are often awarded on a competitively bid basis, and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of personnel, equipment and facilities, and the reputation, experience, and safety record of the contractor. We can provide no assurances that we will be able to maintain our current competitive position or that we will be able to successfully compete against other fabrication companies in the highly competitive green energy transition. In addition, we often compete with companies that have greater resources, which may make them more competitive for certain projects.

Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs, increasing the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast from foreign locations. See “Competition” within Item 1 for further discussion of the competitive nature of our industry.

A small number of customers may represent a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of customers, including U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. Because the level of services that we may provide to any customer depends on, among other things, the amount of that customer’s capital expenditure budget and our ability to meet the customer’s delivery schedule, customers that account for a significant portion of our revenue in one year may represent an immaterial portion of revenue in subsequent years. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2021 and 2020, two and three customers, respectively, accounted for 54% and 51%, respectively, of our consolidated revenue. The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See “Customers” in Item 1 for further discussion of our customers.

Competitive pricing common in the fabrication industry could negatively impact our operating results.

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

Our traditional customer base is facing significant challenges and a period of consolidation within their industry.

The oil and gas industry continues to face significant challenges due to the prolonged period of depressed and/or volatile oil and gas prices from 2014 to 2018 and ongoing volatility in oil and gas prices, which were exacerbated by Russia’s invasion of Ukraine in February 2022. Accordingly, many companies are unable to compete and, in some cases, are unable to pay their liabilities as they become due. This has resulted in many companies within the oil and gas industry seeking bankruptcy protection or pursuing consolidation through mergers with, or acquisition by, other companies. During 2020, one of our customers filed for and emerged from Chapter 11 bankruptcy; however, our dispute with the customer relating to the construction of two MPSVs is ongoing. See Note 10 and “Legal Proceedings” in Item 3 for further discussion of the MPSV dispute.

The continued consolidation of the oil and gas industry (such as the consolidation of one or more of our primary customers, the acquisition of one or more of our primary customers by a company that is not a customer, a primary customer’s acquisition of another company that provides services similar to those provided by us or the liquidation of one or more of our primary customers) could result in a further reduction of capital spending and decrease in the demand for our products and services by our current customer base. We can provide no assurances that we will be able to maintain our level of revenue with a customer that has consolidated or replace lost revenue. We are unable to predict what effect consolidations in the offshore oil and gas industry may have on contract pricing, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

Operational Risks

We depend on the award of new contracts and the timing of those awards.

It is difficult to predict whether or when we will be awarded a new contract due to complex bidding and selection processes, changes in existing or forecast market conditions, governmental regulations, permitting and environmental matters. Bidding activities for several new project opportunities have been delayed or suspended as a result of COVID-19 and volatile oil and gas prices, and may be exacerbated by Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response, which, among other things, has caused further volatility in oil and gas prices. While we have seen an increase in bidding activities, we have not secured any large new project awards as a result of such activities, and we can provide no assurances that the higher level of bidding activity will continue during 2022 and beyond. In addition, political events within the U.S. have resulted in, and may continue to result in, the shutdown of government services, which could impact inspections, regulatory review and certifications, grants or approvals. Because our revenue is derived from new project awards, our results of operations and cash flows can fluctuate materially from period to period as contracts are typically awarded on a project-by-project basis.

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

A substantial number of our projects are performed on a fixed-price or unit-rate basis. Under fixed-price contracts, our contract price is fixed, and is generally only subject to adjustment for changes in scope by the customer. Accordingly, we retain cost savings realized on a project but are also responsible for cost overruns. Under unit rate contracts, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be a reimbursable value per ton, per foot or square foot or per item installed. A typical unit rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are incorporated into the unit rates and, similar to a fixed-price contract, we retain cost savings realized on a project but are also responsible for cost overruns. In many cases, our fixed-price and unit rate contracts involve complex design and engineering, significant procurement of materials and equipment, and extensive project management. In addition, as projects increase or decrease in scope, the resulting changes in contract price or unit rates could be less than the actual costs incurred associated with such changes in scope. We employ our best efforts to properly estimate the cost to complete our projects; however, our actual costs incurred could materially exceed our estimates. The revenue, costs and profit realized on a contract will often vary from the estimated amounts on which such contract was originally estimated due to the following:

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

The revenue projected in our backlog may not be realized or, if realized, may not be profitable. Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer. Depending on the size of the project, the delay, suspension, termination, increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized. Further, for certain projects we may be at greater risk of delays (or further delays, as applicable), suspensions and cancellations in light of the ongoing global pandemic caused by COVID-19 and the current volatile oil and gas price environment, which has been exacerbated by Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response. In addition, where a project proceeds as scheduled, it is possible that the customer may default by failing to pay amounts owed to us. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations. See “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog.

We may be unable to successfully defend against claims made against us by customers or subcontractors, or recover claims made by us against customers or subcontractors.

Our projects are generally complex, and we may encounter difficulties in design, engineering, schedule changes and other factors, some of which may be beyond our control, that affect our ability to complete projects in accordance with contracted delivery schedules or to otherwise meet contractual performance obligations. We may bring claims against customers for additional costs incurred by us resulting from customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also incur claims with our subcontractors that are similar to those described above. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims. See Note 10 and “Legal Proceedings” in Item 3 for further discussion of our ongoing dispute with a customer related to the construction of two MPSVs.

The limits on our insurance coverage could expose us to potentially significant liability and costs.

The fabrication of structures and the services we provide involves operating hazards that can cause accidents resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations. In addition, due to the proximity to the GOM, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. For example, most recently Hurricane Ida damaged our buildings, equipment and vessels under construction and in our possession, at our facilities in Houma, Louisiana, which could result in material repair or replacement costs in excess of our deductible amounts. We may incur additional costs beyond such amounts if damages are determined to be in excess of insurance coverage amounts or if costs we believed to be covered by our insurance coverages are ultimately not covered. See the risk factor below titled “We are susceptible to adverse weather conditions in our market areas” for further discussion of the impacts of adverse weather conditions to our operations.

Further, our employees may engage in certain activities that are covered by the provisions of the Jones Act or USL&H, including services conducted on offshore platforms, services performed on barges owned or chartered by us, and construction activities associated with marine vessels that are performed at our facilities. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels and our fabrication and repair of customer vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation. We expect liabilities in excess of any deductible to be covered by insurance. Although we believe that our insurance coverages are adequate, there can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverages will be adequate to cover claims that may arise. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. Further, we may see an increase in efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, such as retaliatory cyber-attacks stemming from Russia’s recent invasion of Ukraine. If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft, loss, corruption or misappropriation of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft, exposure to litigation, damage to equipment and other financial costs and losses. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but these systems are still vulnerable to these threats. In addition, as cybersecurity threats continue to evolve, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

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

Financial Risks

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers are facing significant challenges due to the ongoing COVID-19 pandemic and the current volatility in the oil and gas market, which has been exacerbated by Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response, and have experienced decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity, which may impact their ability to pay or otherwise perform on their obligations to us. Accordingly, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with, or obligations from, these customers may be subject to renegotiation or rejection under applicable provisions of the U.S. Bankruptcy Code and similar international laws. During 2020, one of our customers filed for and emerged from Chapter 11 bankruptcy; however, our dispute with the customer relating to the construction of two MPSVs is ongoing. See Note 10 and “Legal Proceedings” in Item 3 for further discussion of our MPSV dispute.

Our method of accounting for revenue using the percentage-of-completion method could have a negative impact on our results of operations.

Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 and “Critical Accounting Policies” in Item 7 for further discussion of our contracting and revenue recognition.

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

There are a number of potential negative consequences for the energy sector that may result if oil and gas prices remain volatile (which has been exacerbated by Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response) or decline or if oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening of outflow of credit and capital from the energy sector and/or energy focused companies and further efforts by lenders to reduce their exposure to the energy sector, including the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing or credit facilities.

In order to secure debt financing or credit facilities with borrowing capacity, if available, we may be required to provide significant collateral, pay high interest rates and otherwise agree to restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to secure debt financing or credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments. In addition, in the second quarter 2021, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with one of our Sureties to secure our obligations and liabilities under our general indemnity agreement with such Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects. We could be required to provide additional collateral to the Surety in support of these performance bonds or other performance bonds issued by the Surety or other Sureties.

Our LC Facility currently provides for letters of credit, which are subject to cash securitization. We provide our customers letters of credit under our LC Facility and surety bonds from financial institutions to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. With respect to a letter of credit under our LC Facility, any advance in the event of non-performance under a contract would become a direct obligation and reduction in our cash. With respect to a surety bond, any advance payment in the event of non-performance is subject to indemnification of the Surety by us, which may require us to use our cash, cash equivalents or short-term investments. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. It has been increasingly difficult to obtain letters of credit and bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including charges on projects within our Shipyard Division and discontinued operations. We can provide no assurances that necessary letters of credit or bonding capacity will be available to support future project requirements. See Note 7 and “Liquidity and Capital Resources” in Item 7 for further discussion of our LC Facility, surety bonds and Mortgage Agreement and Restrictive Covenant Agreement, and Note 10 for further discussion of our MPSV dispute.

We may not be able to generate sufficient cash flow to meet our obligations.

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During 2021 and 2020, we experienced negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen or if we were to experience losses on our projects. See “Liquidity and Capital Resources” in Item 7 for further discussion of our business outlook.

In addition, on April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Following the Small Business Administration’s (“SBA”) approval of our application requesting forgiveness for a portion of the PPP Loan, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest. However, because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount. See Note 7 and “Liquidity and Capital Resources” in Item 7 for further discussion of the PPP Loan.

Workforce Risks

If we continue to have insufficient utilization levels for our facilities or personnel, our results of operations and financial condition would be adversely affected.

In recent years we have experienced an under-utilization of our facilities and personnel and have not fully recovered our fixed overhead costs, due in part to the high fixed costs of our operations and the impact of the ongoing COVID-19 pandemic and volatile oil and gas prices. This has resulted in losses from our operations. If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities would continue to be under-utilized, which could result in less profitable operations or ongoing losses from our operations.

Our employees and subcontractors work on projects that are inherently dangerous. If we fail to maintain safe work sites, we can be exposed to significant financial losses and reputational harm.

We work on projects with large, mechanized equipment, moving vehicles, and dangerous processes, which can place our employees and subcontractors in challenging environments. We maintain a safety assurance program designed to ensure the safety of our employees and subcontractors and to ensure that we remain in compliance with all applicable federal and state mandated safety regulations. If our safety assurance program fails, our employees, subcontractors and others may become injured, disabled or lose their lives, and our projects may be delayed, causing exposure to litigation or investigations by regulators.

Unsafe conditions at project work sites also have the potential to increase employee turnover, increase project costs and increase our operating costs. In addition, our customers often require that we meet certain safety criteria to be eligible to bid contracts. Our failure to maintain adequate safety standards could result in lost project awards and customers or preclude us from tendering future bids.

These risks may be greater should we acquire companies that have poor safety performance, requiring corrective actions during the integration process. Further, while the acquired DSS Business has a good safety record, we are in the process of integrating our safety policies and procedures, which may not be successful and could result in material unanticipated challenges, expenses or liabilities. This may result in liabilities before such corrective actions are implemented.

We may be unable to employ a sufficient number of skilled personnel to execute our projects.

Our operations require personnel with specialized skills and experience. In recent years we have reduced our skilled workforce attributable to our fabrication activities in response to decreases in the utilization of our facilities. Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, pipe fitters and equipment operators. Reductions in our labor force may make it more difficult to increase our labor force to desirable levels during periods of expanding customer demand and increases in our backlog.

In periods of increased demand for construction and services labor, the supply of skilled labor becomes increasingly limited resulting in higher costs of labor, including increases in wage rates and the costs of recruiting or training to attract and retain qualified personnel. Further, during times of higher demand for our services, if skilled labor become scarce, it could also increase our use of contract labor, which may have a higher cost and lower levels of productivity.

If we are unable to hire and retain necessary skilled labor, including the employees of the DSS Business, we may be unable to secure new project awards and expand our operations. Further, any shortage of skilled labor or ongoing challenges hiring and retaining skilled labor could negatively affect the quality, safety, timeliness and profitability of our projects.

Workplace vaccination or weekly testing requirements could impact our workforce, increase our costs and have a material adverse effect on our business and operating results.

Certain customers have issued vaccine requirements with respect to our employees who provide on-site services at customer facilities. Vaccination requirements for our workforce could materially affect our operations, as substantially all of our employees reside in Louisiana and Texas where the vaccination rates are relatively low. Implementation of any such requirements may result in attrition of our employees, and difficulty retaining and attracting employees, which could adversely affect our business and operating results. Any vaccination requirements may also put us at a competitive disadvantage if our competitors are better able to comply with such requirements. A failure to comply with these requirements or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us.

Our success is dependent on key personnel.

Our success is dependent upon the abilities of our executives, management, and other key employees who have significant experience within our industry. Our success also depends on our ability to attract, retain and motivate highly-skilled personnel in various areas, including construction supervision, project management, procurement, project controls and finance. The loss of one or more key personnel or our inability to attract, retain and motivate necessary personnel could impact our operations. In addition, we may not be able to retain key employees assumed in an acquisition, including the DSS Acquisition, which may impact our ability to successfully integrate or operate the business acquired.

We depend on third parties to provide services to perform our contractual obligations and supply raw materials.

We rely on third parties to provide raw materials and major components, and depend upon subcontractors for a variety of reasons, including: (i) to perform work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands; (ii) to supervise and/or perform certain aspects of a contract more efficiently considering the conditions of the contract; and (iii) to perform certain services that we are unable to do or which we believe can be performed at a lower cost by subcontractors.

Failure of suppliers and subcontractors, on which we rely, to deliver materials and provide services, or perform under their contracts on a timely basis, or at all, due to their own financial or operational difficulties or inability to fulfill their contractual obligations due to the reduced availability of their workforce, has had and may continue to have an adverse impact on our operations. For example, the impact of the COVID-19 pandemic and the anticipated impact of Russia’s invasion of Ukraine in February 2022 on our suppliers and subcontractors has resulted in, and may continue to result in, scheduling delays and higher costs, including as a result of inflation, for subcontracted services and materials. Further, certain deliverables from third-party engineering firms supporting our projects have been delayed. The inability of our suppliers or subcontractors to perform could result in the need to transition to alternative suppliers or subcontractors, which could result in significant incremental costs and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.

We may be protected from increases in material costs through cost escalation provisions in some of our contracts. However, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price, including higher costs due to inflation.

Strategic Risks

Our efforts to strategically reposition the Company to diversify our service offerings and customer base may not result in increased shareholder value.

Our operations have historically been focused on fabrication and services for the offshore oil and gas industry. We have diversified our business through the pursuit of onshore fabrication opportunities and sustainable energy and other projects that are not related to our traditional offshore oil and gas markets. In the fourth quarter 2021, we expanded our offshore services offerings and further diversified our offshore customer base through the DSS Acquisition. Entry into, or further development of, new lines of business may expose us to risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies. Additionally, our competitors in these expanded lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not increase shareholder value and could result in a reduction in shareholder value depending upon our required capital investment and success.

The financial benefits we expect to receive as a result of the Shipyard Transaction may not be realized.

We plan to continue to use the net cash proceeds realized from the Shipyard Transaction to fund net working capital liabilities associated with the Retained Shipyard Contracts and other Shipyard Division liabilities and to support the wind down of the Shipyard Division operations, which is anticipated to occur by the third quarter 2022. We may from time to time going forward continue to find our liquidity position to be challenging, and our use of the proceeds from the Shipyard Transaction may not improve our results of operations, financial condition or cash flows or enhance the trading value of our common stock. In addition, we expect to receive the remaining $0.9 million of the Transaction Price in 2022 upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts. In the event Bollinger fails to achieve certain contractual milestones and collect such amounts from the customer or Bollinger makes any indemnification or other claims arising out of the Shipyard Transaction that are not resolved in our favor, we may not realize the full economic value we expect to derive from the Shipyard Transaction. In addition, the sale of our Shipyard Division assets and a majority of our long-term construction contracts results in a less diversified business portfolio, and we will have a greater dependency on the performance of our remaining operations for our financial results.

In connection with the Shipyard Transaction, we also entered into a transition services agreement with Bollinger, pursuant to which each party will provide certain transition services to the other party. In the course of performing our obligations under the transition services agreement, we have agreed to make available to Bollinger certain operational assets and support at a contracted price, including assets, facilities, equipment and the time and attention of our management, which may interfere with the efficient performance of our responsibilities with respect to our remaining operations.

Further, we must successfully complete the Active Retained Shipyard Contracts and we can provide no assurances that the execution of such projects will not be impacted by the Shipyard Transaction or that we will be able complete such projects within our forecast cost estimates.

All of the above factors associated with the Shipyard Transaction, among others, may negatively impact our business, results of operations and financial condition.

We may be unable to successfully integrate the DSS Business and realize the anticipated benefits of the DSS Acquisition.

The integration of the DSS Business will require significant management attention and resources. Potential difficulties we may encounter in the integration process include the following:

•	the failure to retain the skilled employees of the DSS Business;
•	the loss of our customers or those of the DSS Business following the DSS Acquisition;
•	the complexities of integrating companies with different standards, controls, processes and procedures and operating structures;
•	potential unknown liabilities and unforeseen additional expenses associated with the DSS Acquisition; and
•	performance of our business and the DSS Business being negatively impacted by the diversion of management’s attention of both our business and the DSS Business caused by the integration.

For these reasons, it is possible that the integration process could result in the distraction of management, the disruption of our ongoing business or inconsistencies in our services, standards, controls, processes and procedures, any of which could adversely affect our ability to execute our projects, or maintain relationships with customers, subcontractors, suppliers and employees. Further, the DSS Acquisition involved the acquisition of real property, which may subject us to future environmental or other liabilities not discovered in our due diligence process. Any of the aforementioned factors could prevent us from realizing the anticipated benefits of the DSS Acquisition on our expected timeline or at all, or otherwise adversely affect our business and financial results.

Our strategy to monetize under-utilized assets, including the sale of assets held for sale, and rationalize under-utilized facilities to improve our facility utilization, could result in future losses or impairments and may not produce our desired results.

We are taking actions to monetize under-utilized assets, and during 2021 and 2020, sold certain assets held for sale for net proceeds of $4.4 million and $1.7 million, respectively. At December 31, 2021, our remaining assets held for sale totaled $1.8 million. Further, our ongoing evaluation of under-utilized assets could result in the identification of additional assets for sale. In the past, we have recorded impairments associated with our assets held for sale. We can provide no assurances that we will successfully sell our assets held for sale, that we will be able to do so in accordance with our expected timeline or that we will recover the carrying value of the assets, which could result in additional impairments or losses. Additionally, any decisions made regarding our deployment or use of any sales proceeds we receive involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value. See Note 5 for further discussion of our assets held for sale.

We are also taking actions to relocate assets, consolidate operations and rationalize under-utilized facilities to improve our facility and personnel utilization. Such actions may include the closure or consolidation of one or more of our facilities and the termination of facility employees. During 2020, we closed our Jennings Facility and Lake Charles Facility, and during 2021, we sold our Shipyard Facility in connection with the Shipyard Transaction and consolidated certain operations within our F&S Facility. In connection therewith, during 2021 and 2020, we recorded impairments of certain assets and recorded losses on the sale of certain assets. A facility closure or consolidation could result in future impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel. Further, we can provide no assurances that any facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the closure or consolidation of a facility. See Note 3 for further discussion of the Shipyard Transaction and our closure of the Jennings Facility and Lake Charles Facility.

Legal, Regulatory and Environmental Risks

Any changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our fabrication projects.

In the recent past, the federal government imposed new or increased tariffs or duties on an array of imported materials and products used in connection with our fabrication business, including steel, which raised our costs for these items (or products made with them), and threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. Recently, in response to Russia’s invasion of Ukraine in February 2022, the U.S. and other countries imposed sanctions and/or other restrictive actions against Russia. These developments have caused global economic disruptions, including increases in energy prices, and the ultimate impact on global economic conditions and on our business cannot yet be determined. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours, and to the extent climate change results in an increase in extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase. Although we have large covered fabrication facilities, a significant amount of our construction activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the GOM also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. For example, in the third quarter 2021 and third quarter 2020, we experienced damage to our facilities in Houma, Louisiana and Lake Charles, Louisiana, respectively, due to Hurricane Ida and Laura, respectively, which both made landfall as high-end Category 4 hurricanes. The impact of severe weather conditions or natural disasters has included and may continue to include the disruption of our workforce; curtailment of services; weather-related damage to our facilities and equipment, including impacts from infrastructure challenges in the surrounding areas, resulting in suspension of operations; inability to deliver equipment, personnel and products to job sites in accordance with contract schedules; and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that could affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations have been materially and adversely affected by severe weather and seasonal weather conditions, including Hurricane Ida, resulting in reduced demand for our services. See Note 2 and “Overview” in Item 7 for further discussion of the impacts of adverse weather conditions to our operations.

The nature of our industry subjects us to compliance with regulatory and environmental laws.

Our operations and properties are subject to a wide variety of existing foreign, federal, state and local laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by hazardous substances and the health and safety of employees. In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. For example, because of concerns that carbon dioxide, methane and certain other greenhouse gases may produce climate changes that have significant impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which if adopted in areas where we conduct business, could require us or our customers to incur additional compliance costs, may result in delays in the pursuit of regulated activities, prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services.

Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of others or conditions caused by others, or acts for which we were in compliance with applicable laws at the time such acts were performed. We believe that our present operations materially comply with applicable federal and state pollution control and environmental protection laws and regulations. To date, compliance with such laws has not resulted in a material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. It is also possible that the current administration and Congress will impose additional environmental regulations or laws that will restrict federal oil and gas leasing, permitting or drilling practices on public lands and waters, which could result in more stringent or costly restrictions, delays or cancellations to our operations. For example, in the fourth quarter 2021, the current administration proposed reforms to the country’s oil and gas leasing program, which would raise costs for energy companies to drill on public lands and waters, and President Biden previously issued orders temporarily suspending leasing or permitting of oil and gas activities on federal lands and waters. The current administration has also proposed a moratorium on hydraulic fracturing on federal lands and waters. Although such actions have not resulted in permanent restrictions, we are currently unable to predict whether these and other environmental regulations will have a material adverse effect on our future operations and financial results. See “Government and Environmental Regulation” in Item 1 for further discussion.

The demand for our services is also affected by changing taxes, price controls and other laws and regulations related to the oil and gas, chemicals, commodities and alternative energy industries. We may not be able to pass any potential increases in taxes on to our customers.

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

In recent years, activist shareholders have placed increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices or to undertake certain corporate actions or reorganizations. There can be no assurances that additional activist shareholders will not publicly advocate for us to make further corporate governance changes or engage in certain corporate actions. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel. As of December 31, 2021, based on our review of public filings with the SEC, we believe over half of our stock is held by a combination of institutional investors, pooled investment funds, and certain other investors with a history of shareholder activism. One such investor has a Schedule 13D on file with the SEC that reserves that investor’s rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of our businesses, or suggestions for improving the Company’s financial and/or operational performance.

In addition to risks associated with activist shareholders, some institutional investors are increasingly focused on environmental, social and governance (“ESG”) factors when allocating their capital. These investors may be seeking enhanced ESG disclosures and actions or may implement policies that discourage investment in certain of the industries, including the oil and gas industry, that we service. To the extent that certain institutional investors implement policies that discourage investments in industries that we service, it could have an adverse effect on our financing costs and access to sources of capital. Further, we may not succeed in implementing or communicating an ESG message that is well understood or received. As a result, we may experience diminished reputation or sentiment, reduced access to sources of capital, an inability to attract and retain qualified personnel and loss of customers, suppliers or subcontractors.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

See Note 10 of our Financial Statements in Item 8 for discussion of our legal proceedings, including our MPSV dispute, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” At March 14, 2022, there were 52 registered holders of our common stock, which does not include beneficial holders (also known as “street holders”) whose shares are held by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We had no repurchases of securities during the fourth quarter 2021. Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement on Forward-Looking Information” for further discussion). This discussion should be read in conjunction with our Financial Statements and the related notes thereto. References to “Notes” relate to the Notes to our Financial Statements in Item 8. Certain terms are defined in the “Glossary of Terms” beginning on page ii.

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our primary operating facilities are located in Houma, Louisiana.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022. We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in 2021 and have recast historical financial information accordingly. See “Description of Business” in Item 1 and Note 12 for further discussion of our reportable segments and Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Fabrication & Services Division. See Note 4 for further discussion of the DSS Acquisition.

Notable projects completed in recent years by our Fabrication & Services Division include the fabrication of marine docking structures, modules for an offshore facility and an offshore jacket and deck; material supply for an offshore jacket and deck; and expansion of a paddlewheel riverboat. Other significant completed projects for our Fabrication & Services Division include the fabrication of modules for a petrochemical facility, a meteorological tower and platform for an offshore wind project, and wind turbine foundations for the first offshore wind project in the U.S.; and construction of two liftboats servicing the Gulf of Mexico (“GOM”), a production jacket for the GOM, and the first single point anchor reservoir hull fabricated in the U.S.

Impacts to Operations from Oil Price Volatility and COVID-19

For the last several years, the price of oil has experienced significant volatility, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, under-utilization of our operating facilities and resources, and losses on certain projects. The ongoing global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil prices and our end markets, which further impacted our operations during 2021 and 2020. In addition, our operations (as well as the operations of our customers, subcontractors and counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the populations, and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to new and emerging strains and variants of COVID-19 or any future major public health crisis. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations in 2022 and beyond.

The ultimate business and financial impacts of oil price volatility and COVID-19 on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; potential supply interruptions; and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine in February 2022. See Note 2 for further discussion of the impacts of the aforementioned on our projects, and “Risk Factors” in Item 1A and Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine.

Other Impacts to Operations

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana on August 29, 2021, as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region. Our F&S Facility did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. As a result of the power outages, damage to buildings and debris, the operations at our F&S Facility were temporarily suspended and we immediately commenced cleanup and restoration efforts. While cleanup and restoration efforts are ongoing, we recommenced our operations before the end of the third quarter 2021. As a result of the temporary suspension of operations our operating results were negatively impacted due to reduced utilization of our facilities and resources. See Note 2 for further discussion of the impacts of Hurricane Ida.

Forty-Vehicle Ferry Projects – During 2020, our first forty-vehicle ferry project was damaged by an overhead crane, which disengaged from its tracks, and landed on the vessel hull that was under construction. In addition, we experienced challenges during sea trials in January 2022 for the second vessel and have previously experienced construction challenges on both vessels, including increases in forecast costs. We believe the challenges experienced are the result of vessel design deficiencies that are the responsibility of the customer and have filed a lawsuit against the customer. The projects may be impacted by future challenges with, and resolution of, the vessel design deficiencies. See Note 2 for further discussion of our forty-vehicle ferry projects.

Initiatives to Improve Operating Results and Generate Stable, Profitable Growth

Phase One – During 2020, we outlined a strategy to address our operational, market and economic challenges and position the Company to pursue stable, profitable growth. Underpinning this strategy was a focus on the following initiatives:

•	Mitigate the impacts of COVID-19 on our operations, employees and contractors;
•	Reduce our risk profile;
•	Preserve and improve our liquidity;
•	Improve our resource utilization and centralize key project resources;
•	Improve our competitiveness and project execution; and
•	Reduce our reliance on the offshore oil and gas construction sector and pursue new growth end markets, including:
–	Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities, and
–	Fabricating foundations, secondary steel components and support structures for offshore wind developments.

Phase Two – During 2021, we continued to advance these initiatives, which have provided a foundation for our future success, and commenced the next phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives:

•	Expand our skilled workforce;
•	Pursue additional growth end markets and increase our T&M versus fixed price revenue mix, including:
–	Diversifying our offshore services customer base, increasing our offshore services offerings and expanding our services business to include onshore facilities along the Gulf Coast, and
–	Fabricating structures in support of our customers as they make energy transitions away from fossil fuels.

Progress on our Phase One and Phase Two Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations, employees and contractors – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our employees and contractors.

•

COVID-19 measures – We have taken proactive actions to mitigate the ongoing impacts of COVID-19 on our operations, while ensuring the safety and well-being of our workforce. We have established protocols to monitor employee and visitor temperatures prior to their entry into our facilities, implemented employee and visitor wellness questionnaires, maintain appropriate workplace distancing (including allowing some employees to work remotely) and perform regular monitoring of office and yard personnel for compliance. We have also installed hand sanitizing stations and taken additional actions to more frequently sanitize our facilities. We continue to monitor employee absenteeism and the reasons for such absences and have protocols for handling employees who have tested positive for COVID-19 or have come in contact with individuals that tested positive for COVID-19. In addition, we have established protocols for employees to return to work that test positive for COVID-19, including requiring a negative COVID-19 antigen test prior to returning to work.

•	Pursuit of force majeure – We are providing appropriate notices to our customers and making the appropriate claims for extensions of schedule for our projects which have been impacted by COVID-19.
•

Loan agreement – In April 2020, we entered into a loan agreement for proceeds of $10.0 million (“PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The proceeds were used for payroll costs, rent and utilities, of which approximately 93% was used for payroll costs. In July 2021, the SBA approved our application for forgiveness of $8.9 million of the PPP Loan, plus accrued interest, and we repaid the remaining balance of the PPP Loan. See “Liquidity and Capital Resources” below and Note 5 for further discussion of the PPP Loan.

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with the Divested Shipyard Contracts that represented approximately 90% of our backlog and had durations that extended through 2024. Further, the wind down of the Shipyard Division operations after completion of the Active Retained Shipyard Contracts will further reduce our risk profile as it will position us for profitable growth in existing and new higher-margin markets associated with our Fabrication & Services Division. See “Operating Segments” below and Note 2 for further discussion of our project impacts.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at December 31, 2021, our cash and short-term investments totaled $54.6 million. To preserve our liquidity position, we have undertaken cost reduction initiatives (including reducing the compensation of our executive officers and directors and reducing the size of our board in 2020), monetized under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in 2021 and $1.7 million in 2020) and are maintaining an ongoing focus on project cash flow management. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19. It also provided us important additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and we experience significant monthly fluctuations in our working capital. In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

Efforts to improve our resource utilization and centralize our key project resources – We have improved our resource utilization and centralized our key project resources through the rationalization and integration of our facilities and operations.

•

Combination of our Fabrication Division and Services Division – During the first quarter 2020, we combined our Fabrication and Services Divisions to form an integrated new division called Fabrication & Services. The integration has enabled us to capitalize on the best practices and execution experience of the former divisions, conform processes and procedures, maximize the utilization of our resources (including reducing overhead costs) and improve project execution.

•

Closure of Jennings Facility and Lake Charles Facility – During the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and representing a preliminary step in the wind down of our Shipyard Division operations discussed further below.

•

Completion of Shipyard Transaction and anticipated wind down of Shipyard Division operations – During the second quarter 2021, we completed the Shipyard Transaction and intend to wind down the Shipyard Division operations upon completion of the Active Retained Shipyard Contracts, which is anticipated to occur by the third quarter 2022. The Shipyard Transaction and wind down of the Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our Fabrication & Services Division.

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

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. The DSS Acquisition in the fourth quarter 2021 nearly doubled our skilled workforce, expanded our geographic footprint for skilled labor, and will contribute to the retention and recruitment of personnel.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – We are continuing to pursue initiatives to reduce our reliance on the offshore oil and gas construction sector and grow and diversify our business.

•

Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures is increasing; however, our pursuit of large project opportunities has been impacted by, among other things, the timing and delay of certain opportunities due in part to COVID-19, volatile oil prices and an ongoing competitive market environment. We continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. However, the competitive environment we are experiencing for large project opportunities indicates that there continues to be excess capacity in our end markets. While we continue to have a pipeline of opportunities, we intend to remain disciplined to ensure we do not take unnecessary risks associated with the long-term, fixed-price nature of such projects. The timing of any large project opportunities may also be impacted by ongoing uncertainty created by oil price volatility, COVID-19 and Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance and rationalize our resources as discussed above.

•

Fabricate offshore wind foundations, secondary steel components and support structures – We continue to believe that current initiatives, and potential future requirements, to provide electricity from renewable and green sources will result in growth of offshore wind projects. Furthermore, we believe that we possess the expertise to fabricate jacket foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our previous fabrication of wind turbine foundations for the first offshore wind project in the U.S. and the fabrication of a meteorological tower and platform for an offshore wind project. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities in the near term.

•

Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. The DSS Acquisition in the fourth quarter 2021 accelerated our progress in this initiative and provides a stronger platform to continue such progress. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast.

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

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our employees and contractors, which has been challenged due to COVID-19 and other market factors. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•

Oil and gas prices and the level of volatility in such prices, including the impact of environmental regulations that restrict the oil and gas industry under the current administration and Congress and further developments related to Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response;

•	COVID-19, for which the ultimate business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments (especially in light of the current administration and Congress);

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Active Retained Shipyard Contracts);
•	Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of our Fabrication Division and Services Division and the DSS Business;
•	The successful wind down of our Shipyard Division operations;
•	The successful restoration of our F&S Facility within our insurance coverage amounts, resulting from damage caused by Hurricane Ida; and
•	Our ability to resolve our dispute with a customer related to the construction of two MPSVs. See Note 10 and “Legal Proceedings” in Item 3 for further discussion of the dispute.

In addition, in the near-term, utilization of our Fabrication & Services Division will be impacted by the delay in timing of new project awards and will be impacted by continued inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that previously supported both our operating divisions but may be temporarily under-utilized as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 for further discussion of the impacts of oil price volatility and COVID-19 and “Results of Operations” below and Note 2 for further discussion of our project impacts.

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2021, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by Division for 2021 and 2020, are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Fabrication & Services	$66,488	$66,654
Shipyard	-	673
Total New Awards	$66,488	$67,327

Backlog by Division at December 31, 2021 and 2020, is as follows (in thousands):

	December 31,
	2021		2020
	Amount	Labor hours	Amount	Labor hours
Fabrication & Services	$6,847	73	$19,381	236
Shipyard	10,223	106	23,187	263
Total Backlog (1), (2)	$17,070	179	$42,568	499

(1)

In connection with the Shipyard Transaction, backlog of $303.1 million associated with the Divested Shipyard Contracts was sold. We expect to recognize all of our backlog at December 31, 2021, as revenue in 2022. The timing of recognition of the revenue presented in our backlog is based on our current estimates to complete the projects. Certain factors and circumstances could cause changes in the amounts ultimately recognized and the timing of recognition of revenue from our backlog. See “Risk Factors” in Item 1A for further discussion of our backlog and Note 3 for further discussion of the Shipyard Transaction.

(2)	At December 31, 2021, our significant projects in backlog included the following:
(i)

Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the second quarter 2022 and the first vessel in the third quarter 2022, subject to the potential schedule impacts discussed further in “Overview” above and Note 2; and

(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in the third quarter 2022.

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

See Note 1 for further discussion of our revenue recognition policy and Note 2 for further discussion of projects with significant changes in estimated margins during 2021 and 2020 and discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Acquisition-Related Purchase Price Allocation

The Purchase Price associated with the DSS Acquisition was allocated to the major categories of assets and liabilities acquired based upon preliminary estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including property and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price allocation and related amortization periods are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property, and machinery and equipment. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. See Note 4 for further discussion of the DSS Acquisition.

Long-Lived Assets

Goodwill – Our goodwill is associated with the DSS Acquisition on December 1, 2021. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. Our Fabrication & Services Division includes one reporting unit associated with our DSS Acquisition. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. Because of the proximity of the Acquisition Date to December 31, 2021, we performed a qualitative assessment at year-end to determine whether our goodwill was impaired. Based on this qualitative assessment, we determined that it was more likely than not that the fair value of our reporting unit is greater than its carrying value. We intend to perform our future annual impairment assessments during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the year of impairment. See Note 4 for further discussion of the DSS Acquisition and related goodwill.

Other Long-Lived Assets – Our long-lived assets, which include property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, and Note 4 for further discussion of the DSS Acquisition and related long-lived assets.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 5 for discussion of impairments of our assets held for sale.

Income Taxes

Income taxes have been provided for using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to state income tax laws related to the apportionment of revenue for our projects, judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 8 for further discussion of our income taxes, DTAs, and valuation allowance.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line and graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 9 for further discussion of our stock-based and other compensation plans.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles and have recorded a corresponding asset related to estimated insurance recoveries. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred during 2021 and 2020 associated with damage caused by Hurricanes Ida and Laura, respectively.

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

See Note 1 for further discussion of our fair value measurements.

Results of Operations – Comparison of 2021 and 2020 (in thousands, except for percentages)

We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in 2021 and have recast 2020 financial information accordingly. Further, consolidated operating and segment results for 2020 are different from previously issued Financial Statements as they have been adjusted to reflect the correction of prior period immaterial errors. See “Overview” above and Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 1, Note 12 and Note 13 for further discussion of the correction of the prior period immaterial errors.

Consolidated

	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change
New Awards	$66,488	$67,327	$(839)

Revenue	$93,452	$117,729	$(24,277)
Cost of revenue	91,788	125,596	33,808
Gross profit (loss)	1,664	(7,867)	9,531
Gross profit (loss) percentage	1.8%	(6.7)%
General and administrative expense	11,848	12,725	877
Impairments and (gain) loss on assets held for sale, net	—	2,491	2,491
Other (income) expense, net	3,300	(9,180)	(12,480)
Operating loss	(13,484)	(13,903)	419
Gain on extinguishment of debt	9,061	—	9,061
Interest (expense) income, net	(397)	(268)	(129)
Loss before income taxes	(4,820)	(14,171)	9,351
Income tax (expense) benefit	24	52	(28)
Loss from continuing operations	(4,796)	(14,119)	9,323
Loss from discontinued operations, net of taxes	(17,372)	(13,307)	(4,065)
Net loss	$(22,168)	$(27,426)	$5,258

Consolidated operating results for 2021 include the results of the DSS Business beginning on December 1, 2021, the Acquisition Date of the DSS Business. See Note 4 for further discussion of the DSS Acquisition.

New Project Awards – New project awards for 2021 and 2020 were $66.5 million and $67.3 million, respectively. Significant new project awards for 2021 include small-scale fabrication and offshore services work within our Fabrication & Services Division. Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020 and a subsea structures project in the third quarter 2020, within our Fabrication & Services Division,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020 within our Fabrication & Services Division, and
•	Small-scale fabrication and offshore services work within our Fabrication & Services Division.

Revenue – Revenue for 2021 and 2020 was $93.5 million and $117.7 million, respectively, representing a decrease of 20.6%. The decrease was primarily due to:

Lower revenue for our Fabrication & Services Division of $18.4 million, primarily attributable to:

•	No revenue for our paddlewheel river boat project and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply, marine docking structures and offshore modules projects, and
•	Reduced onshore services activity, offset partially by,
•	Incremental revenue associated with the DSS Business,
•	Higher revenue for our subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Lower revenue for our Shipyard Division of $7.6 million, primarily attributable to:

•	Lower revenue for our two forty-vehicle ferry projects, and
•	Lower revenue for our seventy-vehicle ferry project.

Gross profit (loss) – Gross profit for 2021 was $1.7 million (1.8% of revenue) compared to a gross loss of $7.9 million (6.7% of revenue) for 2020. Gross profit for 2021 was primarily impacted by:

•	Project improvements of $3.3 million for our Fabrication & Services Division, offset partially by,
•	Project charges of $3.8 million for our Shipyard Division,
•	Low revenue volume for our Fabrication & Services Division,
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, and
•	Holding costs of $0.8 million for our Shipyard Division related to the two MPSVs that remain in our possession and are subject to dispute.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $3.3 million for 2021 for our Fabrication & Services Division,
•	Project charges of $8.3 million for 2020 for our Shipyard Division, and
•	A higher margin mix relative to 2020 for our Fabrication & Services Division, offset partially by,
•	An increase in the under-recovery of overhead costs for our Fabrication & Services Division,
•	The aforementioned project charges of $3.8 million for 2021 for our Shipyard Division,
•	Project improvements of $2.7 million for 2020 for our Fabrication & Services Division, and
•	Lower revenue volume for our Fabrication & Services Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $11.8 million (12.7% of revenue) and $12.7 million (10.8% of revenue), respectively, representing a decrease of 6.9%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees,
•	Cost reduction initiatives including combining our former Fabrication Division and Services Division in the first quarter 2020, and
•	Other cost savings including reductions in board size and the salaries of our executive officers in 2020, offset partially by,
•	Higher incentive plan and insurance costs,
•	Higher costs associated with initiatives to diversify and enhance our business, and
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

General and administrative expense included legal and advisory fees of $0.9 million and $1.0 million for 2021 and 2020, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 10 for further discussion of our MPSV dispute.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $2.5 million and was primarily due to:

•	Impairments of $1.4 million associated with assets held for sale and a loss of $0.2 million associated with the sale of assets held for sale, within our Fabrication & Services Division, and
•	Impairments of $0.9 million associated with the relocation and consolidation of certain assets to improve operational efficiency within our Fabrication & Services Division.

See Note 5 for further discussion of our impairments.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was expense of $3.3 million and income of $9.2 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other expense for 2021 was primarily due to:

•	Charges of $3.2 million associated with damage caused by Hurricane Ida to our buildings and equipment at our F&S Facility within our Fabrication & Services Division,
•

Charges of $0.6 million associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute within our Shipyard Division,

•	Transaction costs of $0.5 million associated with the DSS Acquisition within our Fabrication & Services Division, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020) within our Shipyard Division, offset partially by,
•	Gains on the sales of equipment and scrap materials within our Fabrication & Services Division, and
•	Insurance recoveries associated with previous damage caused by Hurricane Laura to our Lake Charles Facility within our Shipyard Division.

Other income for 2020 was primarily due to:

•	A gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015 within our Fabrication & Services Division, offset partially by,
•	Charges of $0.8 million associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility within our Shipyard Division.

See Note 1 for further discussion of our settlement of the completed project dispute, Note 2 for further discussion of the impacts of Hurricanes Ida and Laura and Note 10 for further discussion of our MPSV dispute.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest. See Note 7 and “Liquidity and Capital Resources” below for further discussion of our PPP Loan forgiveness.

Interest (expense) income, net – Interest (expense) income, net for 2021 and 2020 was expense of $0.4 million and $0.3 million, respectively. Interest (expense) income, net consists of interest earned on our cash and short-term investment balances, interest incurred on the PPP Loan and the unused portion of our LC Facility, and amortization of deferred financing costs on our LC Facility. The increase in expense for 2021 relative to 2020 was primarily due to the write-off of deferred financing costs in connection with the amendment of our LC Facility and lower interest rates for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2021 and 2020 represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Fabrication & Services Division

	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change
New Awards	$66,488	$66,654	$(166)

Revenue	$81,083	$99,485	$(18,402)
Gross profit	6,189	1,554	4,635
Gross loss percentage	7.6%	1.6%
General and administrative expense	3,222	3,442	220
Impairments and (gain) loss on assets held for sale, net	—	2,491	2,491
Other (income) expense, net	2,706	(10,033)	(12,739)
Operating income	261	5,654	(5,393)

Operating results for our Fabrication & Services Division for 2021 include the results of the DSS Business beginning on December 1, 2021, the Acquisition Date of the DSS Business. See Note 4 for further discussion of the DSS Acquisition.

New Project Awards – New project awards for 2021 and 2020 were $66.5 million and $66.7 million, respectively. Significant new project awards for 2021 include small-scale fabrication and offshore services work. Significant new project awards for 2020 include:

•	A marine docking structures project in the second quarter 2020,
•	A subsea structures project in the third quarter 2020,
•	Additional scopes of work for our offshore jacket and deck project in the second quarter 2020, and
•	Small-scale fabrication and offshore services work.

Revenue – Revenue for 2021 and 2020 was $81.1 million and $99.5 million, respectively, representing a decrease of 18.5%. The decrease was primarily due to:

•	No revenue for our paddlewheel river boat and offshore jacket and deck project that were completed in the first quarter 2020 and third quarter 2020, respectively,
•	Lower revenue for our material supply, marine docking structures and offshore modules projects, and
•	Reduced onshore services activity, offset partially by,
•	Incremental revenue associated with the DSS Business,
•	Higher revenue for our subsea structures project, and
•	Increased offshore services and small-scale fabrication project activity.

Gross profit – Gross profit for 2021 and 2020 was $6.2 million (7.6% of revenue) and $1.6 million (1.6% of revenue), respectively. Gross profit for 2021 was primarily impacted by:

•

Project improvements of $3.3 million related to cost decreases and favorable resolution of change orders for our material supply, offshore modules and marine docking structures projects, offset partially by,

•	Low revenue volume due to low backlog levels, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources due to low work hours.

The increase in gross profit for 2021 relative to 2020 was primarily due to:

•	The aforementioned project improvements of $3.3 million for 2021, and
•	A higher margin mix relative to 2020, offset partially by,
•	An increase in the under-recovery of overhead costs due to a decrease in work hours associated with our large fabrication project activity,
•	Lower revenue volume, and
•	Project improvements of $2.7 million for 2020 on our offshore jacket and deck, paddlewheel riverboat and subsea components projects.

The Fabrication & Services Division utilization for 2021 and 2020 benefited by $1.0 million and $1.2 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $3.2 million (4.0% of revenue) and $3.4 million (3.5% of revenue), respectively, representing a decrease of 6.4%. The decrease was primarily due:

•	Cost reduction initiatives including combining our former Fabrication Division and Services Division during the first quarter 2020, offset partially by,
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2020 was a loss of $2.5 million and was primarily due to:

•	Impairments of $1.4 million associated with assets held for sale and a loss of $0.2 million associated with the sale of assets held for sale, and
•	Impairments of $0.9 million associated with the relocation and consolidation of certain assets to improve operational efficiency.

See Note 5 for further discussion of our impairments.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was expense of $2.7 million and income of $10.0 million, respectively. Other expense for 2021 was primarily due to:

•	Charges of $3.2 million associated with damage caused by Hurricane Ida to buildings and equipment at our F&S Facility, and
•	Transaction costs of $0.5 million associated with the DSS Acquisition, offset partially by,
•	Gains on the sales of equipment and scrap materials.

Other income for 2020 was primarily due to a gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015. See Note 2 for further discussion of the impacts of Hurricane Ida and Note 1 for further discussion of our settlement of the completed project dispute.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change
New Awards	$—	$673	$(673)

Revenue	$12,878	$20,468	$(7,590)
Gross loss	(4,242)	(9,213)	4,971
Gross loss percentage	(32.9)%	(45.0)%
General and administrative expense	934	1,038	104
Other (income) expense, net	593	850	257
Operating loss	(5,769)	(11,101)	5,332

New Project Awards – New project awards for 2020 were $0.7 million.

Revenue – Revenue for 2021 and 2020 was $12.9 million and $20.5 million, respectively, representing a decrease of 37.1%. The decrease was primarily due to:

•	Lower revenue for our two forty-vehicle ferry projects due to reduced construction activities, and
•	Lower revenue for our seventy-vehicle ferry project due to reduced procurement activities, partially offset by increased construction activities.

Gross loss – Gross loss for 2021 and 2020 was $4.2 million (32.9% of revenue) and $9.2 million (45.0% of revenue), respectively. The gross loss for 2021 was primarily due to:

•	Project charges of $4.1 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, and
•	Holding costs of $0.8 million related to the two MPSVs that remain in our possession and are subject to dispute, offset partially by,
•	Project improvements of $0.3 million related to forecast cost decreases on our two forty-vehicle ferry projects.

The decrease in gross loss for 2021 relative to 2020 was primarily due to:

•	Project charges of $8.3 million for 2020 on our seventy-vehicle ferry and two forty-vehicle ferry projects, offset partially by,
•	The aforementioned net project charges of $3.8 million for 2021.

See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.9 million (7.3% of revenue) and $1.0 million (5.1% of revenue), respectively, representing a decrease of 10.0%. General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 10 for further discussion of our MPSV contract dispute.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was expense of $0.6 million and $0.9 million, respectively. Other expense for 2021 was primarily due to:

•	Charges of $0.6 million associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020), offset partially by,
•	Insurance recoveries associated with previous damage caused by Hurricane Laura to our Lake Charles Facility.

Other expense for 2020 was primarily due to charges of $0.8 million associated with damage caused by Hurricane Laura to warehouses and bulkheads at our Lake Charles Facility. See Note 2 for further discussion of the impacts of Hurricanes Ida and Laura and Note 10 for further discussion of our MPSV contract dispute.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change
Revenue (eliminations)	$(509)	$(2,224)	$1,715
Gross loss	(283)	(208)	(75)
General and administrative expense	7,692	8,245	553
Other (income) expense, net	1	3	2
Operating loss	(7,976)	(8,456)	480

Gross loss – Gross loss for 2021 and 2020 was $0.3 million and $0.2 million, respectively.

General and administrative expense – General and administrative expense for 2021 and 2020 was $7.7 million (8.2% of consolidated revenue) and $8.2 million (7.0% of consolidated revenue), respectively, representing a decrease of 6.7%. The decrease was primarily due to:

•	Lower external audit and legal and advisory fees, and
•	Cost savings including reductions in board size and the salaries of our executive officers in 2020, offset partially by,
•	Higher incentive plan and insurance costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

Discontinued Operations

	Years Ended December 31,		Favorable (Unfavorable)
	2021	2020	Change
Revenue	$41,637	$133,230	$(91,593)
Gross profit (loss)	7,725	(9,642)	17,367
Gross profit (loss) percentage	18.6%	(7.2)%
General and administrative expense	413	1,426	1,013
Impairments and (gain) loss on assets held for sale, net	25,331	1,639	(23,692)
Other (income) expense, net	(647)	600	1,247
Operating loss	(17,372)	(13,307)	(4,065)

Operating results from discontinued operations for 2021 include results through April 19, 2021, the Closing Date of the Shipyard Transaction. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revenue – Revenue for 2021 and 2020 was $41.6 million and $133.2 million, respectively, representing a decrease of 68.7%. The decrease was primarily due to:

•	Lower revenue for our harbor tug projects as the last vessel was completed in the first quarter 2021, and
•	Lower revenue for our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction in April 2021.

Gross profit (loss) – Gross profit for 2021 was $7.7 million (18.6% of revenue) compared to a gross loss of $9.6 million (7.2% of revenue) for 2020. The gross profit for 2021 was primarily impacted by:

•

Project improvements of $8.4 million related to the cumulative effect of a change order (offset partially by forecast cost increases) on our towing, salvage and rescue ship projects, offset partially by,

•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

The gross profit for 2021 relative to the gross loss for 2020 was primarily due to:

•	The aforementioned project improvements of $8.4 million for 2021,
•	Project charges of $8.3 million for 2020 on our harbor tug projects and towing, salvage and rescue ship projects, and
•	A decrease in the under-recovery of overhead costs.

See Note 3 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2021 and 2020 was $0.4 million (1.0% of revenue) and $1.4 million (1.1% of revenue), respectively, representing a decrease of 71.0%. The decrease was primarily due to the Shipyard Transaction in April 2021.

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale for 2021 and 2020 was a loss of $25.3 million and $1.6 million, respectively. The loss for 2021 was primarily due to:

•	Charges of $22.8 million related to the impairment of our Shipyard Division’s long-lived assets, and
•	Charges of $2.6 million related to transaction and other costs associated with the Shipyard Transaction.

The loss for 2020 was primarily due to:

•	Charges of $1.6 million associated with impairments of drydocks sold in connection with the Shipyard Transaction,
•	Impairments of lease assets associated with our Lake Charles Facility, and
•	Closure costs associated with our Lake Charles Facility and Jennings Facility.

See Note 3 for further discussion of the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 and 2020 was income of $0.6 million and expense of $0.6 million, respectively. Other income for 2021 was primarily due to a gain of $0.6 million resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction. Other expense for 2020 was primarily due to charges of $0.5 million associated with damage caused by Hurricane Laura to our drydocks sold in connection with the Shipyard Transaction and our ninth harbor tug project.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents, restricted cash and scheduled maturities of our short-term investments. At December 31, 2021, our cash, cash equivalents and restricted cash totaled $54.6 million as follows (in thousands):

December 31, 2021
Cash and cash equivalents	$52,886
Restricted cash, current (1)	1,297
Total cash, cash equivalents and current restricted cash	54,183
Restricted cash, noncurrent	406
Total cash, cash equivalents and restricted cash	$54,589

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

At December 31, 2021, our working capital was $55.5 million and included $54.2 million of cash, cash equivalents and current restricted cash and $1.8 million of assets held for sale. Excluding cash, cash equivalents, current restricted cash and assets held for sale, our working capital at December 31, 2021 was negative $0.5 million, and consisted of net contract assets and contract liabilities of negative $1.9 million; contract receivables and retainage of $16.0 million; inventory, prepaid expenses and other assets of $8.8 million; and accounts payable, accrued expenses and other liabilities of $23.3 million.

The components of our working capital (excluding cash, cash equivalents, current restricted cash, assets held for sale, current assets and liabilities of discontinued operations and current maturities of long-term debt) at December 31, 2021 and 2020, and changes in such amounts during 2021 and 2020, were as follows (in thousands):

	December 31,			Change from Discontinued	Consolidated
	2021	2020	Change (3)	Operations (3)	Change (4)
Contract assets	$4,759	$5,098	$339	$(7,288)	$(6,949)
Contract liabilities (1)	(6,648)	(10,262)	(3,614)	(3,268)	(6,882)
Contracts in progress, net (2)	(1,889)	(5,164)	(3,275)	(10,556)	(13,831)
Contract receivables and retainage, net	15,986	14,089	(1,897)	1,304	(593)
Inventory, prepaid expenses and other assets	8,750	10,097	1,347	158	1,505
Accounts payable, accrued expenses and other liabilities	(23,306)	(26,125)	(2,819)	(9,366)	(12,185)
Total	$(459)	$(7,103)	$(6,644)	$(18,460)	$(25,104)

(1)	Contract liabilities at December 31, 2021 and 2020, include accrued contract losses of $3.9 million and $5.4 million, respectively.
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

Cash Flow Activity (in thousands)

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(24,814)	$(19,008)
Net cash provided by investing activities	$37,402	$2,609
Net cash provided by (used in) financing activities	$(1,158)	$9,855

Operating Activities – Cash used in operating activities for 2021 and 2020 was $24.8 million and $19.0 million, respectively, and was primarily due to the net impacts of the following:

2021 Activity

•

Operating loss, excluding depreciation and amortization of $5.4 million, non-cash asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, gain on extinguishment of debt of $9.1 million, and stock-based compensation expense of $1.7 million;

•

Increase in contract assets of $6.9 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts and various projects within our Fabrication & Services Division, offset partially by decreased unbilled positions on our seventy-vehicle ferry project within our Shipyard Division;

•

Decrease in contract liabilities of $6.9 million, primarily due to the unwind of advance payments on our Divested Shipyard Contracts and our two forty-vehicle ferry projects and decrease in our accrued contract losses on our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division;

•

Increase in contract receivables and retainage of $0.6 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects within our Fabrication & Services Division, including projects associated with our DSS Acquisition, offset partially by collections on our Divested Shipyard Contracts;

•

Increase in prepaid expenses, inventory and other assets of $1.9 million, primarily due to prepaid expenses and the associated timing of certain prepayments, insurance receivables related to Hurricane Ida and the Deferred Transaction Price associated with the Shipyard Transaction. Prepaid expenses and other assets at December 31, 2021, includes $1.1 million associated with insurance receivables related to Hurricane Ida and $0.9 million associated with the Deferred Transaction Price;

•

Decrease in accounts payable, accrued expenses and other current liabilities of $12.7 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts, our seventy-vehicle ferry project within our Shipyard Division, and various projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $0.8 million.

Cash used in operating activities for 2021 included approximately $7.8 million associated with changes in contracts in progress, net for the Divested Shipyard Contracts through the Closing Date, which was separately recovered through the Working Capital True-Up in connection with the Shipyard Transaction. See Note 3 for further discussion of the Shipyard Transaction.

2020 Activity

•

Operating loss, excluding depreciation and amortization of $8.6 million, non-cash asset impairments of $3.3 million, net losses from asset sales of $0.3 million, and stock-based compensation expense of $1.1 million;

•

Increase in contract assets of $15.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts and seventy-vehicle ferry project within our Shipyard Division, offset partially by decreased unbilled positions on our Divested Shipyard Contracts and paddlewheel riverboat project within our Fabrication & Services Division;

•

Decrease in contract liabilities of $11.1 million, primarily due to the unwind of advance payments on our Divested Shipyard Contracts and forty-vehicle ferry projects within our Shipyard Division and our offshore jacket and deck and material supply projects within our Fabrication & Services Division, offset partially by advance payments on our Divested Shipyard Contracts;

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
•

Increase in accounts payable, accrued expenses and other current liabilities of $7.7 million, primarily due to the timing of payments and increased accounts payable positions on our Divested Shipyard Contracts and seventy-vehicle ferry project within our Shipyard Division, offset partially by decreased accounts payable positions for our two forty-vehicle ferry projects within our Shipyard Division and various other projects within our Fabrication & Services Division; and

•	Change in noncurrent assets and liabilities, net of $1.6 million, primarily due to the collection of long-term retention that was billed and collected during 2020.

Investing Activities – Cash provided by investing activities for 2021 and 2020 was $37.4 million and $2.6 million, respectively. Cash provided by investing activities for 2021 was primarily due to net proceeds from the Shipyard Transaction of $33.0 million, proceeds from the sale of fixed assets and assets held for sale of $4.5 million, net maturities of short-term investments of $8.0 million and recoveries from insurance claims of $1.0 million, offset partially by the Purchase Price associated with the DSS Acquisition of $7.6 million and capital expenditures of $1.5 million. Cash provided by investing activities for 2020 was primarily due to the net maturities of short-term investments of $11.8 million and proceeds from the sale of fixed assets and assets held for sale of $2.0 million, offset partially by capital expenditures of $11.2 million.

Financing Activities – Cash used in financing activities for 2021 was $1.2 million, and cash provided by financing activities for 2020 was $9.9 million. Cash used in financing activities for 2021 was primarily due to repayment of $1.1 million of the PPP Loan. Cash provided by financing activities for 2020 was primarily due to proceeds from the PPP Loan. See “Loan Agreement” below and Note 7 for further discussion of the PPP Loan.

Credit Facilities

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At December 31, 2021, we had $1.7 million of letters of credit outstanding under the LC Facility.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during 2021, and is reflected within gain on extinguishment of debt on our Statement of Operations. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.

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

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates to our Active Retained Shipyard Contracts. It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable to our Shipyard Division operations. We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 7 for further discussion of our surety bonds and MPSV dispute and Note 7 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default. Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us. See Note 7 for further discussion of our Mortgage Agreement and Restrictive Covenant Agreement.

Registration Statement

We have a shelf registration statement that is effective with the SEC that expires on November 27, 2023. The shelf registration statement enables us to issue up to $200.0 million in either debt or equity securities, or a combination thereof, from time to time subsequent to the filing of a prospectus supplement, which among other things, identifies the underwriter, dealer or agent, specifies the number and value of securities that may be sold, and provides a time frame over which the securities may be offered.

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions (including reducing the size of our board and reducing the compensation of our directors and executive officers in 2020), the sale of under-utilized assets and facilities (including the sale of assets held for sale for net proceeds of $4.4 million in 2021), an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at December 31, 2021, we continue to have $1.8 million of assets held for sale; however, we can provide no assurances that we will successfully sell the assets or that we will recover their carrying value. Further, as discussed above, we received the PPP Loan in the second quarter 2020, which provided funding necessary to offset the immediate and anticipated impacts of COVID-19. It also provided us additional liquidity, which is important because a strong balance sheet is required to execute our backlog and compete for new project awards, and as we experience significant monthly fluctuations in our working capital. The primary uses of our liquidity for 2022 and the foreseeable future are to fund:

•	Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication & Services Division, until we secure sufficient backlog to fully recover our overhead costs;
•	Capital expenditures;
•	Accrued contract losses (including accrued contract losses for the Active Retained Shipyard Contracts);
•	Working capital requirements for our projects, including the unwind of advance payments on projects (including advance payments for the Active Retained Shipyard Contracts);
•	Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•	Legal and other costs associated with our MPSV dispute;
•

Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition);

•	Initiatives to diversify and enhance our business; and
•	Insurance deductibles and uninsured losses, if any, associated with the impacts of Hurricane Ida.

We anticipate capital expenditures of $2.0 million to $3.0 million for 2022, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at December 31, 2021, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2022 and 2023, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil price volatility, COVID-19 and Russia’s invasion of Ukraine in February 2022 and the U.S. and other countries actions in response. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Item 8. Financial Statements and Supplementary Data

In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-36 and are incorporated herein by reference. See Index to Financial Statements on page 43.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

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

The remaining information called for by this item may be found in our definitive proxy statement prepared in connection with our 2022 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2022 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2022 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2022 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2022 annual meeting of shareholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue recognition for fixed-price contracts
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for fixed-price contracts over time using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Under this approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete the contracts. These estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule; the cost of labor, material, and subcontractors; and productivity.

Auditing management’s estimate of the progress towards completion of fixed-price contracts was complex and subjective because of the judgment required to evaluate management’s determination of the estimated costs to complete such contracts. Further, the evaluation of significant estimates impacting the costs to complete a contract discussed above involved significant auditor judgment.

How We Addressed the Matter in Our Audit

To test the Company’s estimated costs to complete fixed-price contracts, our audit procedures included, among others, evaluating the significant estimates discussed above used to develop the estimated costs to complete and testing the completeness and accuracy of the underlying data. To evaluate the significant estimates, we performed audit procedures that included, among others, comparing amounts to supporting documentation, conducting interviews with project personnel, performing site visits to selected fabrication yards to observe progress on projects, analyzing trends of labor productivity, inspecting support for estimates of project contingencies, and performing lookback analyses by comparing historical actual costs to previous estimates.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1997.

Houston, Texas

March 22, 2022

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$52,886	$43,159
Restricted cash, current	1,297	—
Short-term investments	—	7,998
Contract receivables and retainage, net	15,986	14,089
Contract assets	4,759	5,098
Prepaid expenses and other assets	6,971	7,940
Inventory	1,779	2,157
Assets held for sale	1,800	6,200
Current assets of discontinued operations	—	66,116
Total current assets	85,478	152,757
Restricted cash, noncurrent	406	—
Property, plant and equipment, net	32,866	31,178
Goodwill	2,217	—
Other intangibles, net	984	—
Noncurrent assets of discontinued operations	—	39,169
Other noncurrent assets	13,322	13,634
Total assets	$135,273	$236,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,280	$12,362
Contract liabilities	6,648	10,262
Accrued expenses and other liabilities	14,026	13,763
Long-term debt, current	—	5,499
Current liabilities of discontinued operations	—	63,807
Total current liabilities	29,954	105,693
Long-term debt, noncurrent	—	4,501
Other noncurrent liabilities	1,411	2,068
Total liabilities	31,365	112,262
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,622 issued and outstanding at December 31, 2021 and 15,359 at December 31, 2020	11,384	11,223
Additional paid-in capital	105,511	104,072
Retained earnings (accumulated deficit)	(12,987)	9,181
Total shareholders’ equity	103,908	124,476
Total liabilities and shareholders’ equity	$135,273	$236,738

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenue	$93,452	$117,729
Cost of revenue	91,788	125,596
Gross profit (loss)	1,664	(7,867)
General and administrative expense	11,848	12,725
Impairments and (gain) loss on assets held for sale, net	—	2,491
Other (income) expense, net	3,300	(9,180)
Operating loss	(13,484)	(13,903)
Gain on extinguishment of debt	9,061	—
Interest (expense) income, net	(397)	(268)
Loss before income taxes	(4,820)	(14,171)
Income tax (expense) benefit	24	52
Loss from continuing operations	(4,796)	(14,119)
Loss from discontinued operations, net of taxes	(17,372)	(13,307)
Net loss	$(22,168)	$(27,426)
Per share data:
Basic and diluted loss from continuing operations	$(0.31)	$(0.92)
Basic and diluted loss from discontinued operations	(1.12)	(0.87)
Basic and diluted loss per share	$(1.43)	$(1.79)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2020	15,263	$11,119	$103,124	$36,607	$150,850
Net loss	—	—	—	(27,426)	(27,426)
Vesting of restricted stock	96	(8)	(66)	—	(74)
Stock-based compensation expense	—	112	1,014	—	1,126
Balance at December 31, 2020	15,359	11,223	104,072	9,181	124,476
Net loss	—	—	—	(22,168)	(22,168)
Vesting of restricted stock	263	(10)	(98)	—	(108)
Stock-based compensation expense	—	171	1,537	—	1,708
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,168)	$(27,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,386	8,617
Asset impairments	22,750	3,310
Loss on Shipyard Transaction	2,581	—
(Gain) loss on sale of fixed assets and assets held for sale, net	33	289
Gain on extinguishment of debt	(9,061)	—
Stock-based compensation expense	1,708	1,126
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(593)	10,702
Contract assets	(6,949)	(15,393)
Prepaid expenses, inventory and other current assets	1,895	1,644
Accounts payable	(11,491)	10,042
Contract liabilities	(6,882)	(11,142)
Accrued expenses and other current liabilities	(1,257)	(2,376)
Noncurrent assets and liabilities, net	(766)	1,599
Net cash used in operating activities	(24,814)	(19,008)
Cash flows from investing activities:
Capital expenditures	(1,483)	(11,212)
Proceeds from Shipyard Transaction, net of transaction costs	32,992	—
DSS Acquisition	(7,573)	—
Proceeds from sale of property and equipment	4,466	2,020
Recoveries from insurance claims	1,000	—
Purchases of short-term investments	—	(58,751)
Maturities of short-term investments	8,000	70,552
Net cash provided by investing activities	37,402	2,609
Cash flows from financing activities:
Proceeds from borrowings	—	10,000
Repayment of borrowings	(1,050)	—
Payment of financing cost	—	(71)
Tax payments for vested stock withholdings	(108)	(74)
Net cash provided by (used in) financing activities	(1,158)	9,855
Net increase (decrease) in cash, cash equivalents and restricted cash	11,430	(6,544)
Cash, cash equivalents and restricted cash, beginning of period	43,159	49,703
Cash, cash equivalents and restricted cash, end of period	$54,589	$43,159
Supplemental cash flow information:
Deferred Transaction Price receivable from Shipyard Transaction	$886	$—
Forgiveness of principal and interest of PPP Loan	$9,061	$—
Interest paid	$264	$376
Income taxes paid (refunds received), net	$—	$(971)
Reclassification of property, plant and equipment to assets held for sale	$—	$2,115
Accounts payable included in capital expenditures	$98	$153
The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of special services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our primary operating facilities are located in Houma, Louisiana.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022. See basis of presentation below and Note 3 for further discussion of the Shipyard Transaction.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business for the one-month period ended December 31, 2021, are included within our Fabrication & Services Division. See Note 4 for further discussion of the DSS Acquisition.

Basis of Presentation

The accompanying Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“GAAP”). Certain amounts for 2020, and balances at December 31, 2020, have been reclassified within our Consolidated Balance Sheets (“Balance Sheet”), Consolidated Statements of Operations (“Statement of Operations”), and Consolidated Statements of Cash Flows (“Statement of Cash Flows”) to conform to our presentation of such amounts for 2021, and balances at December 31, 2021.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in 2021. Accordingly, such operating results for 2021 have been classified as discontinued operations on our Statement of Operations. We had no material assets and liabilities of discontinued operations at December 31, 2021. Our classification of these operations as discontinued requires retrospective application to financial information for prior periods presented. Therefore, such assets and liabilities at December 31, 2020, and operating results for 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. Discontinued operations are not presented separately on our Statement of Cash Flows or our Consolidated Statements of Changes in Shareholders’ Equity (“Statement of Shareholders’ Equity”). Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revision of Previously Issued Financial Statements

During 2021, we determined that our accrued liability for employee earned vacation and the associated expense related to prior periods was understated, resulting in immaterial errors in our previously issued financial statements. As a result, we have made certain corrections to adjust the liability and associated expense.

Our vacation policy generally provides that no vacation may be taken prior to working for a defined service period, with such service period end date ultimately being reset to the first day of each calendar year after the defined service period. Accordingly, such employees generally “earn” their allotted vacation in the calendar year prior to such vacation being made available to them, beginning on the first day of the subsequent calendar year. Such vacation is then available to the employee. Any unused vacation not taken during the year is forfeited if the employee remains with the Company and is paid if the employee is terminated or otherwise leaves the Company during the year. The understatement of our vacation liability is the result of not accruing vacation expense in the calendar year in which the vacation was earned. Instead, expense was historically recorded during the calendar year in which the vacation was taken.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, in our previously issued Financial Statements we presented our estimated insurance recoveries for workers’ compensation liabilities in excess of any deductibles and self-insured retentions on a net basis on our Balance Sheet.  However, because we do not have an offset right, such amounts should be presented on a gross basis on our Balance Sheet, with a liability for the workers’ compensation obligation and an asset for the estimated insurance recoveries.

In evaluating whether the previously issued financial statements were materially misstated for periods prior to December 31, 2021, we applied the guidance of Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections”, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, “Assessing Materiality” and SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and concluded that the effect of the error in accounting for employee earned vacation, as well as certain other previously known immaterial errors, on prior period annual financial statements was immaterial; however, the cumulative effect of correcting the previously unrecognized earned vacation liability in 2021 would materially misstate the 2021 Financial Statements. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior-year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The cumulative effect of adjustments required to correct the misstatements in the Financial Statements for years prior to 2020 totaled $1.8 million and is reflected as a reduction to retained earnings at January 1, 2020 on our Statement of Shareholders’ Equity. The adjustments required to reflect the corrections attributable to 2020 are reflected on our Balance Sheet at December 31, 2020, and in our Statement of Operations and Statement of Cash Flows for 2020. A summary of the adjustments to previously issued 2020 Financial Statements to correct the error in accounting for employee earned vacation, as well as certain other known immaterial errors, is as follows (in thousands):

Balance Sheet as of December 31, 2020

	As Previously Reported (1)	Corrections	As Adjusted Prior to Recast	Recast (2)	As Adjusted
Prepaid expenses and other assets (3)	$2,815	$5,395	$8,210	$(270)	$7,940
Total current assets (3)	147,362	5,395	152,757	—	152,757
Total assets (3)	231,343	5,395	236,738	—	236,738
Accrued expenses and other liabilities (3)	7,670	7,281	14,951	(1,188)	13,763
Current liabilities of discontinued operations (4)	—	—	—	63,807	63,807
Total current liabilities (3)	98,412	7,281	105,693	—	105,693
Total liabilities (3)	104,981	7,281	112,262	—	112,262
Retained earnings	11,067	(1,886)	9,181	—	9,181
Total shareholders' equity	126,362	(1,886)	124,476	—	124,476
Total liabilities and shareholders’ equity (3)	231,343	5,395	236,738	—	236,738

Statement of Operations for the year ended December 31, 2020

	As Previously Reported (1)	Corrections	As Adjusted Prior to Recast	Recast (2)	As Adjusted
Cost of revenue	$268,710	$(242)	$268,468	$(142,872)	$125,596
Gross loss	(17,751)	242	(17,509)	9,642	(7,867)
General and administrative expense	13,858	293	14,151	(1,426)	12,725
Operating loss	(27,159)	(51)	(27,210)	13,307	(13,903)
Loss before income taxes	(27,427)	(51)	(27,478)	13,307	(14,171)
Net loss	(27,375)	(51)	(27,426)	—	(27,426)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statement of Cash Flows for the year ended December 31, 2020

	As Previously Reported (1)	Corrections	As Adjusted (5)
Net loss	$(27,375)	$(51)	$(27,426)
Accrued expenses and other current liabilities	(2,427)	51	(2,376)

(1)	Represents amounts as reported in our previously issued 2020 Financial Statements which do not reflect discontinued operations presentation.
(2)	Reflects adjustments to recast previously issued 2020 Financial Statement amounts on a discontinued operations basis.
(3)

The error corrections include a $5.4 million increase to prepaid expenses and other assets, and corresponding increase to accrued expenses and other liabilities, to reflect the “gross up” of insurance recoveries and associated workers’ compensation obligations as discussed further above.

(4)	Recast amount includes $0.2 million associated with the earned vacation liability error correction that is reflected within discontinued operations.
(5)	Discontinued operations are not presented separately on our Statement of Cash Flows.

See Note 12 for a summary of the corrections to previously reported segment amounts for 2020 and Note 13 for a summary of the corrections to previously reported quarterly and segment amounts for 2021.

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

•	determination of fair value with respect to acquired tangible and intangible assets;
•	fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, assets held for sale, goodwill and other intangible assets;
•	determination of deferred income tax assets, liabilities and related valuation allowances;
•	reserves for bad debts;
•	liabilities related to self-insurance programs;
•	costs and insurance recoveries associated with damage to our operating facilities in Houma, Louisiana resulting from Hurricane Ida discussed further below; and
•	the impacts of volatile oil prices and the ongoing global coronavirus pandemic (“COVID-19”) on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Volatile Oil Prices and COVID-19 – For the last several years, the price of oil has experienced significant volatility, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing, under-utilization of our operating facilities and resources, and losses on certain projects. COVID-19 added another layer of pressure and uncertainty on oil prices and our end markets, which further impacted our operations during 2021 and 2020. In addition, our operations (as well as the operations of our customers, subcontractors and counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the populations, and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to new and emerging strains and variants of COVID-19 or any future major public health crisis. We continue to monitor the impact of COVID-19 on our operations and recognize that it could continue to negatively impact our business and results of operations in 2022 and beyond.

The ultimate business and financial impacts of oil price volatility and COVID-19 on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; potential supply interruptions; and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. Our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report for the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine in February 2022.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities in periods in which income is reported. See Note 11 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents and Short-term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash – At December 31, 2021, we had $1.7 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. We had no restricted cash at December 31, 2020. See Note7 for further discussion of our cash security requirements under our LC Facility.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. We had no short-term investments at December 31, 2021. At December 31, 2020, our short-term investments included U.S. Treasuries with original maturities of less than six months that were held until their maturity.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line and graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Statement of Operations. Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Statement of Cash Flows. See Note 9 for further discussion of our stock-based and other compensation plans.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 5 for further discussion of our assets held for sale.

Depreciation and Amortization Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over 7 years and amortization expense is reflected within general and administrative expense on our Statement of Operations. See Note 6 for further discussion of our property, plant and equipment and Note 4 for further discussion of our intangible assets.

Long-Lived Assets

Goodwill – Our goodwill is associated with the DSS Acquisition on December 1, 2021. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. Our Fabrication & Services Division includes one reporting unit associated with our DSS Acquisition. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. Because of the proximity of the Acquisition Date to December 31, 2021, we performed a qualitative assessment at year-end to determine whether our goodwill was impaired. Based on this qualitative assessment, we determined that it was more likely than not that the fair value of our reporting unit is greater than its carrying value. We intend to perform our future annual impairment assessments during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the year of impairment. See Note 4 for discussion of the DSS Acquisition and related goodwill.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, and Note 4 for discussion of the DSS Acquisition and related long-lived assets.

Leases

We record a right-of-use asset and an offsetting lease liability on our Balance Sheet equal to the present value of our lease payments for leases with an original term of longer than twelve months. We do not record an asset or liability for leases with an original term of twelve months or less and we do not separate lease and non-lease components for our leases. Our lease assets are reflected within other noncurrent assets, and the current and noncurrent portions of our lease liabilities are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 6 for further discussion of our lease assets and liabilities.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of goodwill, inventory, long-lived assets and assets held for sale, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 4 for discussion of fair value measurements associated with the DSS Acquisition and Note 5 for further discussion of impairments of our long-lived assets and assets held for sale.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during 2021 and 2020.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2021 and 2020, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. For 2021, other (income) expense, net included charges of $3.8 million associated with damage caused by Hurricane Ida and transaction costs of $0.5 million associated with the DSS Acquisition. For 2020, other (income) expense, net included a gain of $10.0 million associated with the settlement of a contract dispute for a project completed in 2015 and charges of $0.8 million associated with damage caused by Hurricane Laura. See Note 2 for further discussion of the impacts of Hurricanes Ida and Laura.

Income Taxes

Income taxes have been provided for using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to state income tax laws related to the apportionment of revenue for our projects, judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

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

New Accounting Standards

Income taxes – In the first quarter 2021, we adopted ASU 2019-12, “Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles and simplifies areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enacted tax laws or rate changes. Adoption of the new standard did not have a material effect on our financial position, results of operations or related disclosures.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for 2021 and 2020 thousands):

	Year ended December 31, 2021
	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate (1)	$40,480	$12,778	$(8)	$53,250
T&M (2)	36,555	100	—	36,655
Other	4,048	—	(501)	3,547
Total	$81,083	$12,878	$(509)	$93,452

	Year Ended December 31, 2020
	F&S	Shipyard	Eliminations	Total
Fixed-price and unit-rate (1)	$66,790	$20,468	$(148)	$87,110
T&M (2)	25,294	—	(388)	24,906
Other	7,401	—	(1,688)	5,713
Total	$99,485	$20,468	$(2,224)	$117,729

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations

The following table summarizes our remaining performance obligations by operating segment at December 31, 2021 (in thousands):

Performance Obligations
F&S	$6,847
Shipyard	10,223
Total (1)	$17,070

(1)	We expect to recognize all of our performance obligations at December 31, 2021, as revenue in 2022.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon predetermined billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at December 31, 2021 and 2020, is as follows (in thousands):

	December 31,
	2021	2020
Costs incurred on uncompleted contracts	$103,315	$71,198
Estimated loss incurred to date	(7,807)	(10,290)
Sub-total	95,508	60,908
Billings to date	(97,397)	(66,072)
Total	$(1,889)	$(5,164)

The above amounts are included within the following captions on our Balance Sheet at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Contract assets (1), (2)	$4,759	$5,098
Contract liabilities (3), (4), (5)	(6,648)	(10,262)
Total	$(1,889)	$(5,164)

(1)

The decrease in contract assets compared to December 31, 2020, was primarily due to decreased unbilled position on our seventy-vehicle ferry project within our Shipyard Division, offset partially by increased unbilled positions for various projects within our Fabrication & Services Division.

(2)

Contract assets at December 31, 2021 and 2020, excludes $1.1 million and $2.3 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.

(3)

The decrease in contract liabilities compared to December 31, 2020, was primarily due to the unwind of advance payments on our two forty-vehicle ferry projects and decrease in accrued contract losses on our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division.

(4)	Revenue recognized during 2021 and 2020 related to amounts included in our contract liabilities balance at December 31, 2020 and 2019, was $3.7 million and $9.9 million, respectively.
(5)

Contract liabilities at December 31, 2021 and 2020, includes accrued contract losses of $3.9 million and $5.4 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Significant Customers

The following table summarizes revenue for customers that accounted for 10% or more of our consolidated revenue for 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Customer A	$41,057	$22,793
Customer B	9,576	14,559
Customer C	*	22,463

*	The customer revenue was less than 10% of consolidated revenue for the year.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for 2021 and 2020, and our allowance for doubtful accounts at December 31, 2021 and 2020, were not significant.

Variable Consideration

For 2021 and 2020, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2021 and 2020, certain projects reflected a reduction to our estimated contract price for liquidated damages of $1.2 million and $0.6 million, respectively.

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

Changes in Estimates for 2021 – For 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $3.3 million and negatively impacted operating results for our Shipyard Division by $3.8 million. The changes in estimates were associated with the following:

Fabrication & Services Division

•

Marine Docking Structures, Offshore Modules and Material Supply Projects – Positive impact for 2021 of $3.3 million for our marine docking structures, offshore modules and material supply projects, resulting from increased contract price and reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and reduced contingency associated with schedule-related liquidated damages. The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers. At December 31, 2021, the projects were complete.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for 2021 of $4.1 million for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with increased craft labor, materials and subcontracted services costs, and extensions of schedule and associated duration related costs. The impacts were primarily due to customer-directed changes, higher forecast costs to launch the vessel, higher quantities of materials as production engineering has progressed, higher subcontractor cost estimates, and engineering delays and lower than anticipated craft labor productivity and progress on the project, due in part to COVID-19 and Hurricane Ida. We have submitted claims to our customer to extend our project schedule and recover the increased forecast costs associated with the impacts of the customer-directed changes, COVID-19 and Hurricane Ida; however, we can provide no assurances that we will be successful recovering these costs. Our forecast at December 31, 2021 does not reflect potential future benefits, if any, from the favorable resolution of the claims.

At December 31, 2021, the vessel was approximately 82% complete and is forecast to be completed in the third quarter 2022. The project was in a loss position at December 31, 2021 and our reserve for estimated losses was $0.9 million. If future craft labor productivity and subcontractor costs differ from our current estimates, construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

•

Forty-Vehicle Ferry Projects – Positive impact for 2021 of $0.3 million for our two forty-vehicle ferry projects, resulting from reduced forecast costs, primarily associated with reduced subcontracted services and material costs. The impacts were primarily due to progress achieved on the first vessel and favorable resolution of insurance claims associated with damage to the vessel hull that occurred in 2020.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As discussed further below under “Changes in Estimates for 2020,” during 2020 we experienced rework and construction challenges on the vessels, including the need to fabricate a new hull for the first vessel. We believe these impacts are the result of deficiencies in design of the vessels. Further, we believe the impacts of the design deficiencies are the responsibility of the customer, and accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the previous forecast cost increases associated with the impacts of the design deficiencies. However, we can provide no assurances that we will be successful recovering these costs. Our forecasts at December 31, 2021 do not reflect potential future benefits, if any, from the favorable resolution of the claims.

During sea trials in January 2022 for the second vessel, one of the propulsion systems unexpectedly shutdown, causing the vessel to veer off course and run aground, causing damage to the hull. Our current estimate of the costs to repair the damage is $0.4 million to $0.9 million; however, the deductible associated with our insurance coverage for such an incident is $0.1 million. Further, we are working with the customer to determine the corrective actions required associated with the propulsion system. While such actions and associated costs are currently unknown, we believe the propulsion system shutdown was due to the aforementioned design deficiencies and are the responsibility of the customer.

At December 31, 2021, the second vessel was approximately 96% complete and is forecast to be completed in the second quarter 2022 and the first vessel was approximately 66% complete and is forecast to be completed in the third quarter 2022. The projects were in a loss position at December 31, 2021 and our reserve for estimated losses was $3.0 million. Our forecast costs and schedule completion dates for the vessels are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by future challenges with, and resolution of, the vessel design deficiencies. While we continue to believe such impacts are the responsibility of the customer, we can provide no assurances that we will be successful recovering any future costs incurred associated with the design deficiencies. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or we incur additional schedule liquidated damages, we incur costs on the second vessel related to the damage caused during sea trials, we experience further challenges during sea trials or commissioning of either vessel or other challenges associated with the design deficiencies and are unable to recover associated costs from our customer, the projects would experience further losses.

Changes in Estimates for 2020 – For 2020, significant changes in estimated margins on projects positively impacted operating results for our Fabrication & Services Division by $2.7 million and negatively impacted operating results for our Shipyard Division by $8.3 million. The changes in estimates were associated with the following:

Fabrication & Services Division

•

Paddle Wheel Riverboat and Subsea Components Projects – Positive impact for 2020 of $1.5 million for our paddle wheel riverboat and subsea components projects, resulting from reduced forecast costs and increased contract price, primarily associated with reduced craft labor and subcontracted services costs and change orders. The impacts were primarily due to better than anticipated labor productivity and favorable resolution of subcontractor and customer change orders. At December 31, 2021, the projects were complete.

•

Jacket and Deck Project – Positive impact for 2020 of $1.2 million for our jacket and deck project, resulting from reduced forecast costs and increased contract price, primarily associated with reduced subcontracted services costs, change orders and incentives. The impacts were primarily due to favorable resolution of subcontractor and customer change orders and realization of project incentives. At December 31, 2021, the project was complete.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shipyard Division

•

Forty-Vehicle Ferry Projects – Negative impact for 2020 of $7.2 million for our two forty-vehicle ferry projects ($6.2 million for the first vessel and $1.0 million for the second vessel), resulting from increased forecast costs and forecast liquidated damages, primarily associated with increased craft labor and material costs and extensions of schedule and associated duration related costs. The impacts were primarily due to lower than anticipated craft labor productivity and progress on the projects resulting from the impacts of COVID-19 and additional factors specific to each vessel as described further below:

-

Second Forty-Vehicle Ferry Project (see discussion of first vessel below) – The impacts for the second vessel were due to construction rework and disruptions caused by structural design deficiencies for the vessel, which resulted in deflection issues within the plating of the vessel.

-

First Forty-Vehicle Ferry Project – The impacts for the first vessel were due to construction rework and anticipated fabrication of a new hull, resulting from the determination that portions of the vessel structure and hull were outside of acceptable tolerance levels. During 2020, the hull was damaged by an overhead crane, which disengaged from its tracks, and landed on the hull that was under construction. As a result of this damage, coupled with prior rework on the vessel, and associated concerns regarding the acceptable tolerance levels of the hull, our customer issued a rejection letter indicating they would not accept a reconstructed hull, and requested the fabrication of a new hull. We determined that fabrication of a new hull was the most appropriate course of action due to, among other things, quality and cost uncertainties associated with repairing the hull. We also determined that the structural design deficiencies identified for the second vessel were applicable to the first vessel, which contributed to the rework and construction challenges experienced on the first vessel.

As discussed further above under “Changes in Estimates for 2021,” we believe the impacts of the design deficiencies are the responsibility of the customer and have filed a lawsuit against the customer. The projects were in a loss position at December 31, 2020 and our reserve for estimated losses was $4.8 million.

•

Seventy-Vehicle Ferry Project – Negative impact for 2020 of $1.1 million for our seventy-vehicle ferry project, resulting from increased forecast costs, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule and associated duration related costs. The impacts were primarily due to lower than anticipated craft labor productivity and progress on the project resulting from the impacts of COVID-19 and our inability to achieve previously anticipated improvements in productivity. The impacts were also due to additional anticipated craft labor associated with more complex piping and other construction activities identified as we achieved further completion of production engineering. The project was in a loss position at December 31, 2020 and our reserve for estimated losses was $0.5 million.

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

As a result of the storm, certain buildings and equipment were damaged and were determined to be complete losses. Accordingly, during 2021, we recorded impairments of $0.5 million associated with the damaged assets. The impairments were offset by corresponding insurance recoveries, as we have determined it is probable that we will receive insurance proceeds to replace the damaged assets up to the amount of impairments recognized. In addition, multiple other buildings and equipment were partially damaged by the storm. We expect to incur future repair costs in excess of our deductibles for such assets; however, we believe that recovery of insurance proceeds for such costs is probable, and accordingly, we have not accrued for any future repair costs related to the partially damaged assets at December 31, 2021. We continue to work with our insurance providers and advisors to assess the full extent of damage to buildings and equipment and applicable insurance coverage amounts. During 2021, we incurred actual costs of $4.8 million associated with clean-up, expediting and restoration activities. We recorded charges of $3.2 million associated with such amounts attributable to deductibles and estimated unrecoverable amounts, and recorded insurance recoveries of $1.6 million for the remaining amounts as we believe such costs are covered under our insurance policies and we have determined recovery of such amounts is probable. During 2021, we received a $1.0 million advance payment from our insurance carriers associated with our insurance policies. The charges are included in other (income) expense, net on our Statement of Operations. The insurance receivable amounts, net of the advance payment, are included in prepaid expenses and other assets on our Balance Sheet at December 31, 2021.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition to damage to our F&S Facility, the storm resulted in damage to our second forty-vehicle ferry project, the MPSVs (and associated equipment) that are in our possession and subject to dispute, and certain bulkheads where the vessels were moored. We have retained advisors to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During 2021, we recorded charges of $0.6 million related to actual costs incurred and anticipated contract costs associated with our insurance coverages, without giving consideration to potential recoveries from the third-parties associated with damage caused by their vessels, as we expect these deductibles to be met absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations. We are working with our insurance providers and advisors to assess the full extent of damage to the MPSVs and bulkheads and applicable insurance coverage amounts, which may be subject to further deductibles associated with our insurance coverages that range from $0.5 million to $1.0 million. See Note 10 for further discussion of our MPSV dispute.

Hurricane Laura – On August 27, 2020, Hurricane Laura made landfall near Lake Charles, Louisiana as a high-end Category 4 hurricane, with high winds and flooding causing significant damage throughout the region. At our Lake Charles Facility the storm damaged warehouses and bulkheads, resulting in charges of $0.8 million related to deductibles associated with our insurance coverages and our estimates of costs associated with uninsurable damage, primarily for bulkheads.  The charges are included in other (income) expense, net on our Statement of Operations.

3. SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (“Transaction Date”), we entered into a definitive agreement and sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs). We received $27.7 million of the Transaction Price during 2021 and the remaining $0.9 million (“Deferred Transaction Price”) will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below). The Deferred Transaction Price is anticipated to be received in the second quarter 2022, and has been reflected within prepaid expenses and other assets on our Balance Sheet at December 31, 2021. We also received $7.8 million during 2021 associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date (“Working Capital True-Up”).

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
•

Contracts and related obligations for our seventy-vehicle ferry project and two forty-vehicle ferry projects that are under construction (“Active Retained Shipyard Contracts”) and two multi-purpose supply vessel (“MPSV”) projects that are subject to dispute (collectively with the Active Retained Shipyard Contracts, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;

•	Lake Charles Facility and Jennings Facility (which were closed in the fourth quarter 2020) and related lease obligations; and
•	Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Active Retained Shipyard Contracts.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In connection with the Shipyard Transaction, we recorded a total pre-tax loss of $25.3 million during 2021, of which $22.8 million was related to the impairment of our Shipyard Division’s long-lived assets (discussed further below) and $2.6 million was related to transaction and other costs associated with the Shipyard Transaction.

At December 31, 2021, the net liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $8.7 million. The wind down of the Shipyard Division operations is anticipated to occur by the third quarter 2022.

Impairment – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021. We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during 2021. We based our fair value estimate on the Transaction Price, inclusive of the Working Capital True-Up, associated with the Shipyard Transaction.

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed Shipyard Division facilities, to be discontinued operations in 2021. Accordingly, such operating results for 2021 have been classified as discontinued operations on our Statement of Operations. We had no material assets and liabilities of discontinued operations at December 31, 2021. Our classification of these operations as discontinued requires retrospective application to financial information for prior periods presented. Therefore, such assets and liabilities at December 31, 2020, and operating results for 2020, have been recast and classified as discontinued operations on our Balance Sheet and Statement of Operations, respectively. We are completing construction of the Active Retained Shipyard Contracts within our F&S Facility and are winding down our Shipyard Division operations, which is anticipated to occur by the third quarter 2022. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard operating segment and are classified as continuing operations on our Balance Sheet and Statement of Operations. Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

Statement of Operations – A summary of the operating results constituting the loss from discontinued operations for 2021 and 2020, is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$41,637	$133,230
Cost of revenue	33,912	142,872
Gross profit (loss)(1)	7,725	(9,642)
General and administrative expense	413	1,426
Impairments and (gain) loss on assets held for sale, net(2)	25,331	1,639
Other (income) expense, net(3)	(647)	600
Operating loss	(17,372)	(13,307)
Income tax (expense) benefit(4)	—	—
Loss from discontinued operations, net of taxes	$(17,372)	$(13,307)

(1)

Gross profit for 2021 was positively impacted by changes in estimated margins on projects of $8.4 million. The impacts were associated with our towing, salvage and rescue ship projects, resulting from increased contract price primarily associated with an approved change order ($9.2 million impact), offset partially by increased forecast costs, primarily associated with increased craft labor costs ($0.8 million impact). Gross loss for 2020 was negatively impacted by changes in estimated margins on projects of $8.3 million. The impacts were associated with our towing, salvage and rescue ship projects and final two harbor tug projects, resulting from increased forecast costs, primarily associated with increased craft labor and subcontracted services costs and extensions of schedule.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(2)

Expense for 2021 includes impairments of $22.8 million and transaction and other costs of $2.6 million associated with the Shipyard Transaction (see discussion above). Expense for 2020 includes charges of $1.6 million associated with impairments of drydocks sold in connection with the Shipyard Transaction, impairments of lease assets associated with our Lake Charles Facility, and closure costs associated with our Lake Charles Facility and Jennings Facility.

(3)

Other income for 2021 includes a gain of $0.6 million, resulting from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction. Other expense for 2020 includes charges of $0.5 million associated with damage caused by Hurricane Laura to our drydocks sold in connection with the Shipyard Transaction and our ninth harbor tug project.

(4)	Income taxes attributable to discontinued operations were not material for each period presented.

As a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for 2020. Further, legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for 2020. See Note 12 for a summary of the reclassifications to our previously reported segment results and Note 10 for further discussion of our MPSV dispute.

Assets and Liabilities – At December 31, 2021, we had no material assets or liabilities of discontinued operations. A summary of the carrying values of the major classes of assets and liabilities of discontinued operations at December 31, 2020, is as follows (in thousands):

December 31, 2020
Current assets of discontinued operations:
Contract receivables and retainage, net	$1,304
Contract assets	62,423
Prepaid expenses and other assets	270
Inventory	105
Assets held for sale	2,014
Total current assets of discontinued operations	$66,116

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	$36,280
Other noncurrent assets	2,889
Total noncurrent assets of discontinued operations	$39,169

December 31, 2020
Current liabilities of discontinued operations:
Accounts payable	$57,752
Contract liabilities	4,867
Accrued expenses and other liabilities	1,188
Total current liabilities of discontinued operations	$63,807

Cash Flows – A summary of the cash flows of discontinued operations for 2021 and 2020, is as follows (in thousands):

	Years Ended December 31,
	2021	2020
Operating cash flows from discontinued operations	$(9,443)	$(19,673)
Investing cash flows from discontinued operations	$32,739	$(8,954)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. ACQUISITION

Acquisition Summary – On December 1, 2021 (“Acquisition Date”), we entered into a definitive agreement and acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”) for $7.6 million (“Purchase Price”). We also hired substantially all of the employees of the DSS Business. In connection with the DSS Acquisition, during 2021 we incurred transaction costs of $0.5 million, which are included in other (income) expense, net on our Statement of Operations.

Preliminary Purchase Price Allocation – The Purchase Price has been allocated to the major categories of assets and liabilities acquired based upon preliminary estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including property, machinery and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the goodwill (which is all deductible for tax purposes) include the acquired established workforce, estimated future cost savings and revenue synergies associated with the DSS Business.

The following table summarizes our preliminary purchase price allocation at the Acquisition Date:

Tangible assets and liabilities:
Land and buildings (1)	$475
Machinery and equipment (2)	2,557
Right-of-use asset (3)	2,000
Accrued expenses and other liabilities	(672)
Net tangible assets and liabilities	4,360
Intangible assets - customer relationships (4)	996
Goodwill	2,217
Purchase Price (5)	$7,573

(1)	Land and buildings – Represents an acquired operating facility located in Ingleside, Texas (“Ingleside Facility”). The fair value of the facility was estimated based on a third-party appraisal.
(2)	Machinery and equipment – Represents acquired machinery, equipment and vehicles. The fair values of the assets were estimated based on third-party appraisals.
(3)

Right-of-use asset – Represents a fabrication and operating facility located in Harvey, Louisiana (“Harvey Facility”) that is subject to a lease arrangement with Dynamic that expires on June 30, 2022. The Harvey Facility is also subject to a separate purchase option that enables us to buy the facility from Dynamic prior to December 2, 2022, for a nominal amount (“Harvey Option”). We believe it is probable we will exercise the Harvey Option, and accordingly, have concluded that the arrangement represents a finance lease under the guidance of ASC 842,“Leases”, due to the Harvey Option representing a bargain purchase option. We have reflected the estimated fair value of the Harvey Facility plus future lease payment obligations as a right-of-use asset in our preliminary purchase price allocation, with the estimated fair value based on a combination of a third-party appraisal, third-party indications of interest for the facility, and indications of value communicated by and between us and Dynamic during the due diligence process. The corresponding lease liability is not material.

(4)

Customer relationships – Represents the estimated fair value of existing underlying customer relationships with estimated lives of 7 years. The fair value was estimated based on a multi-period excess earnings method which incorporated Level 3 inputs. The significant assumptions used in estimating fair value included revenue and income projections for the DSS Business and the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Amortization expense for our intangible assets was not material for 2021, and at December 31, 2021, our intangible asset balance totaled $1.0 million. Our amortization expense is estimated to be $0.1 million to $0.2 million for each of 2022, 2023, 2024, 2025 and 2026, and $0.3 million thereafter.

(5)	Purchase Price – Represents a base cash purchase price of $8.0 million, less $0.4 million attributable to assumed employee vacation obligations.

The purchase price allocation and related amortization periods are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of the right-of-use asset, intangible assets, property, and machinery and equipment. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the DSS Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the DSS Acquisition and related events as if they occurred on January 1, 2020, and gives effect to pro forma events that are directly attributable to the DSS Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the DSS Business following the DSS Acquisition. The Pro Forma Information includes adjustments to: (1) remove acquisition costs of $0.5 million for the 2021 period and include such amounts in the 2020 period, (2) include incremental intangibles amortization and depreciation expense of $0.3 million for each of 2021 and 2020, associated with fair value adjustments related to the DSS Acquisition, and (3) include the pro forma results of the DSS Business from January 1, 2020 through the Acquisition Date. Revenue and net income attributable to the DSS Business prior to the Acquisition Date was $44.9 million and $2.4 million, respectively, for 2021, and $47.1 million and $1.9 million, respectively, for 2020. Revenue and net loss attributable to the DSS Business subsequent to the Acquisition Date was $3.2 million and $0.5 million (including acquisition costs of $0.5 million), respectively, for 2021. The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined company following the DSS Acquisition.

	Years Ended December 31,
	2021	2020
Pro forma revenue from continuing operations	$138,330	$164,875
Pro forma net loss from continuing operations	(1,947)	(12,735)
Per share data:
Basic and diluted loss from continuing operations	$(0.13)	$(0.83)

5. IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

Impairments and (gain) loss on assets held for sale – Impairments and (gain) loss on assets held for sale (“AHFS”) generally represents asset impairments, gains or losses on the sale of assets held for sale and certain nonrecurring items. During 2020, we recorded impairments and nonrecurring costs of $2.5 million within our Fabrication & Services Division associated with the following:

•

Impairments and loss on sale of AHFS – Impairments of $1.4 million associated with the partial impairment of assets that were held for sale, which consisted of three 660-ton crawler cranes, and a loss of $0.2 million associated with the sale of assets held for sale as described further below. Our estimates of fair value for the asset impairments were based on broker opinions of value, which were lower than our previous estimates due to changes in market conditions (including the impacts of COVID-19), the limited interest received in the cranes during the period, the specific use nature and size of the cranes, and our expectation of a shorter marketing period due to concerns regarding future deterioration of the cranes.

•

Impairments of other assets – Impairments of $0.9 million associated with the relocation and consolidation of certain assets between our Shipyard Facility and F&S Facility, and abandonment of certain assets within our F&S Facility, to improve operational efficiency. We determined our impairments based on scrap value estimates of fair value.

Assets held for sale – At December 31, 2021, our assets held for sale consisted of one 660-ton crawler crane within our Fabrication & Services Division. A summary of our assets held for sale at December 31, 2021 and 2020, is as follows (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$4,587	$11,877
Accumulated depreciation	(2,787)	(5,677)
Total assets held for sale	$1,800	$6,200

During 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two crawler cranes that were held for sale by our Fabrication & Services Division at December 31, 2020. No gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets. During 2020, we received proceeds of $1.7 million from the sale of other assets held for sale by our Fabrication & Services Division, resulting in a loss of $0.2 million.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. PROPERTY, PLANT AND EQUIPMENT AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	Estimated	December 31,
	Useful Life	2021	2020
	(in Years)
Land	—	$4,416	$4,216
Buildings	10 to 25	25,742	25,044
Machinery and equipment	3 to 15	65,625	62,498
Furniture and fixtures	3 to 5	1,276	1,276
Transportation equipment	2 to 5	2,363	2,104
Improvements	15	23,404	23,652
Construction in progress	—	705	3,092
Right-of-use asset (1)	15	2,000	—
Total property, plant and equipment		125,531	121,882
Accumulated depreciation		(92,665)	(90,704)
Property, plant and equipment, net		$32,866	$31,178

(1)	Right-of-use asset – Represents the Harvey Facility. See Note 4 for further discussion of the Harvey Facility and related Harvey Option.

Depreciation expense for continuing operations for 2021 and 2020 was $4.1 million and $5.0 million, respectively. The decrease in depreciation expense for 2021 compared to 2020 was due to assets becoming fully depreciated.

Leased Facilities and Equipment

At December 31, 2021, our significant leases subject to long-term agreements were as follows:

•	Corporate office in Houston, Texas consisting of approximately 17,000 square feet of office space. The lease expires in May 2025.
•

Jennings Facility located near Jennings, Louisiana, consisting of approximately 180-acres on the west bank of the Mermentau River approximately 25 miles north of the U.S. Intracoastal Waterway. The lease expires in January 2025 with two ten-year renewal options that would extend the lease through January 2045. During the fourth quarter 2020, we closed our Jennings Facility and do not intend to exercise our renewal options.

•

Lake Charles Facility located near Lake Charles, Louisiana, consisting of approximately 10-acres on the Calcasieu River approximately 17 miles from the GOM. The sublease expires in July 2023 with three, five-year renewal options (subject to sublessor renewals) that would extend the lease through July 2038. During the fourth quarter 2020, we closed our Lake Charles Facility and do not intend to exercise our renewal options.

At December 31, 2021, our lease asset, current lease liability and long-term lease liability were $0.9 million, $0.6 million and $1.4 million, respectively. As discussed above, we do not intend to exercise the renewal options for our Jennings Facility and Lake Charles Facility, and accordingly, our lease obligations for these facilities exclude the lease renewal options.

Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2022	$737
2023	653
2024	564
2025	219
2026	-
Total lease payments	2,173
Less: interest	(218)
Present value of lease liabilities	$1,955

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total lease expense for our leased facilities and equipment, which includes lease asset amortization expense and expense for leases with original terms that are twelve months or less, for 2021 and 2020, was $1.0 million and $0.9 million, respectively. Cash paid for leases for 2021 and 2020 was $1.5 million and $1.4 million, respectively.

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our LC Facility adjusted for terms similar to that of our leased properties. At December 31, 2021, our weighted-average remaining lease term was approximately 3.1 years and the weighted-average discount rate used to derive our lease liability was 6.7%.

7. CREDIT FACILITIES

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At December 31, 2021, we had $1.7 million of outstanding letters of credit under the LC Facility.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during 2021, and is reflected within gain on extinguishment of debt on our Statement of Operations. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest.

Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements of the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2021, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates to our Active Retained Shipyard Contracts. See Note 10 for further discussion of our MPSV dispute.

Mortgage Agreement and Restrictive Covenant Agreement

On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with such Surety to secure our obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default. Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing share of our common stock. The mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us. See Note 3 for further discussion of the Shipyard Transaction.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. INCOME TAXES

Income Tax (Expense) Benefit

A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit from continuing operations for 2021 and 2020, is as follows (in thousands):

	Years Ended December 31,
	2021	2020
U.S. statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
Permanent differences	(3.1)%	(0.1)%
State income taxes	0.5%	0.4%
Other	(0.1)%	(0.2)%
Discrete items
Vesting of common stock	(1.4)%	(1.4)%
Change in valuation allowance	(44.3)%	(36.2)%
PPP Loan forgiveness	39.5%	—
Return to provision and other	(11.6)%	16.9%
Income tax (expense) benefit	0.5%	0.4%

Significant components of our income tax (expense) benefit from continuing operations for 2021 and 2020, were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current
Federal	$—	$—
State	—	(20)
Total current	—	(20)
Deferred
Federal	2,185	2,722
State	(20)	2,455
Valuation allowance	(2,141)	(5,105)
Total deferred	24	72
Income tax (expense) benefit	$24	$52

Deferred Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Leases	$233	$319
Employee benefits	1,208	1,471
Accrued losses on uncompleted contracts	2,572	3,015
Stock based compensation expense	247	225
Federal net operating losses	21,724	19,345
State net operating losses	3,299	3,620
R&D and other tax credits	938	806
Other	545	398
Total deferred tax assets	30,766	29,199
Deferred tax liabilities
Property, plant and equipment and AHFS	(1,285)	(2,632)
Prepaid insurance	(231)	(511)
Total deferred tax liabilities	(1,516)	(3,143)
Net deferred tax assets	29,250	26,056
Valuation allowance	(29,331)	(26,168)
Net deferred taxes (1)	$(81)	$(112)

(1)	Amounts are included in other noncurrent liabilities on our Balance Sheet.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2021 and 2020, we had total DTAs of $30.8 million and $29.2 million, respectively (including U.S. federal net operating losses (“NOL(s)”) DTAs of $21.7 million and $19.3 million, respectively). On a periodic and ongoing basis, we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) (“VA(s)”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs. If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates. As a result of our assessment and due to cumulative losses for the three years ended December 31, 2021, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our U.S. federal NOL DTAs, and accordingly, at December 31, 2021 and 2020, we had VAs of $29.3 million and $26.2 million, respectively, offsetting our total DTAs.

At December 31, 2021, we had gross U.S. federal NOL carryforwards (excluding VAs) of $103.4 million, of which $42.3 million will expire in 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. We had gross state NOL carryforwards (excluding VAs) of $45.1 million, which will expire from 2035 through 2041.

Uncertain Tax Positions

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. At December 31, 2021 and 2020, we had no material reserves for uncertain tax positions. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2015.

9. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and Company-matching contributions, with potential additional discretionary contributions determined by our Board of Directors. For 2021 and 2020, we contributed $0.4 million and $0.5 million, respectively to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans (“Incentive Plans”), the Compensation Committee of our Board of Directors may grant cash-based and equity-based awards to eligible employees and non-employee directors, including restricted stock unit (“RSU”) awards (both time-based and performance-based), stock option awards and cash-based performance awards. The Compensation Committee determines the value of each award, as well as the terms, conditions, performance measures, and other provisions of the award. Under our Incentive Plans, the maximum number of shares that may be granted to any one officer or employee during any single calendar year is 250,000. At December 31, 2021, we had 1,096,994 authorized shares available for future issuance under our Incentive Plans.

RSU Awards – An RSU represents the right to receive one share of our common stock upon vesting, or the equivalent cash value on the vesting date if the award is cash-settled. RSUs are subject to transfer restrictions, forfeiture provisions and other terms and conditions of the Incentive Plans and applicable award agreements. Forfeitures are recognized as they occur.

•

Time-based RSU awards – Outstanding time-based RSU awards to our employees have a two or three-year graded vesting period. The total initial fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units granted. The fair value is expensed on a straight-line basis over the applicable vesting period.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•

Performance-based RSU awards – Outstanding performance-based RSU awards to our employees have a three-year graded vesting period with the number of units ultimately awarded based on the achievement of a financial performance target for 2021. The total initial fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units anticipated to be awarded based on the financial performance target achieved. This fair value is expensed over the applicable vesting period using the graded vesting method. As a result of the financial performance target achieved for 2021, one award recipient’s performance-based RSU awards exceeded the annual limit and, as a result, are subject to cash-settlement (“Cash-Settled RSUs”). Accordingly, we account for the awards as liability-classified awards, with changes in the fair value of the awards reflected within general and administrative expense on our Statement of Operations over the vesting period. Compensation expense for our Cash-Settled RSU awards was $0.1 million for 2021 and the total fair value of Cash-Settled RSU awards granted in 2021 was $0.2 million (with a weighted average grant-date fair value per share of $4.77).

A summary of activity for our RSU awards (excluding Cash-Settled RSUs) for 2021 and 2020 is as follows:

	2021		2020
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
RSUs, beginning of period	613,044	$4.59	265,158	$8.03
Granted	547,250	4.71	470,004	3.80
Vested	(285,416)	5.19	(97,194)	8.33
Forfeited	(32,320)	4.40	(24,924)	12.24
RSUs, end of period	842,558	4.47	613,044	4.59

Compensation expense for our RSU awards was $1.7 million and $1.0 million for 2021 and 2020, respectively, and is reflected withing general and administrative expense and cost of revenue, as applicable, in our Statement of Operations. At December 31, 2021, we had $2.7 million of unrecognized compensation expense related to our RSU awards. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of RSU awards granted during 2021 was $2.6 million and the total fair value of RSU awards that vested during 2021 was $1.2 million. The income tax benefit (expense) associated with our share-based compensation arrangements was not significant for 2021 or 2020. Share and expense amounts associated with our stock-based compensation relate only to our continuing operations, and accordingly, may be different from the amounts reflected on our Statement of Cash Flows and Statement of Shareholders’ Equity. See Note 3 for further discussion of our discontinued operations.

Stock Option Awards – At December 31, 2021, we had no outstanding stock option awards and no such awards were made during 2021 or 2020.

Cash-Based Performance Awards – Cash-based performance awards represent awards payable in cash based on the achievement of annual financial performance targets. The cash payment occurs in the period immediately following the completion of the performance period. During 2019, cash-based performance awards were granted with a three-year performance period ending December 31, 2021. One-third of the award is earned each year in the performance period, provided the applicable performance target is achieved, or is forfeited if the applicable performance target is not achieved. During 2021 and 2020, we recognized no compensation expense related to cash-based performance awards as the minimum performance targets for 2021 and 2020 were not achieved.

10. COMMITMENTS AND CONTINGENCIES

Routine Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these legal proceedings cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or cash flows.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

On October 2, 2018, we filed a lawsuit against the customer to enforce our rights and remedies under the applicable construction contracts for the two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC. The customer responded to our lawsuit denying many of the allegations in the lawsuit and asserting a counterclaim against us. We filed a response to the counterclaim denying all of the customer’s claims. The customer subsequently filed amendments to its counterclaim to add claims by the customer against the Surety and us. The customer also filed a motion for partial summary judgment with the trial court seeking, among other things, to obtain possession of the vessels, which was denied by the trial court. The customer subsequently filed a second motion for partial summary judgment re-urging its previously denied request to obtain possession of the vessels, which was again denied by the trial court. Thereafter, the customer requested that the appellate court exercise its discretion and review and reverse the trial court’s denial of the customer’s second motion, which was denied.

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

The lawsuit was temporarily stayed during the pendency of the customer’s Chapter 11 bankruptcy case; however, the lawsuit is no longer stayed and will proceed in the ordinary course. Discovery in connection with the lawsuit is ongoing, and the trial of the case is scheduled to begin on March 6, 2023. Other trial related deadlines have been established as well. We are conferring with the Surety regarding the lawsuit.

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At both December 31, 2021 and 2020, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing our net receivable amount at the time of the customer's purported terminations of the construction contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer. See Note 2 for discussion of damage to the MPSVs resulting from Hurricane Ida.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred during 2021 and 2020 associated with damage caused by Hurricanes Ida and Laura.

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become property of Whitney Bank. With respect to a surety bond, any payment in the event of non-performance is subject to indemnification of the Surety by us. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. See Note 7 for further discussion of our LC Facility and surety bonds.

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

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 6 for further discussion of our leases.

11. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share for 2021 and 2020 (in thousands, except per share data):

	Years Ended December 31,
	2021	2020
Loss from continuing operations	$(4,796)	$(14,119)
Loss from discontinued operations, net of taxes	(17,372)	(13,307)
Net loss	$(22,168)	$(27,426)

Basic and diluted loss from continuing operations	$(0.31)	$(0.92)
Basic and diluted loss from discontinued operations	(1.12)	(0.87)
Basic and diluted loss per common share	$(1.43)	$(1.79)

Weighted average shares	15,510	15,308

12. OPERATING SEGMENTS

We currently operate and manage our business thorough two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. Our two operating divisions and Corporate Division are discussed below:

Fabrication & Services Division – Our Fabrication & Services (“F&S”) Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; fabricates other complex steel structures and components; provides services on offshore platforms, including maintenance, repair, construction, and other services required to connect production equipment and service modules and equipment; provides on-site construction and maintenance services on inland platforms and structures and industrial facilities; provides project management and commissioning services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. On December 1, 2021, we completed the DSS Acquisition, which expanded our F&S Division’s customer base and enhanced our services offerings to include scaffolding, coatings, industrial staffing and other specialty services. Our F&S Division fabrication activities are performed at our F&S Facility and our services activities are managed from our F&S Facilities and generally performed at customer onshore locations and offshore platforms. See Note 4 for further discussion of the DSS Acquisition.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we completed the Shipyard Transaction, which included the Divested Shipyard Contracts and our Shipyard Facility. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard operating segment and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our F&S Facility and we intend to wind down our Shipyard Division operations by the third quarter 2022. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

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

Other – As discussed in Note 1, we have made adjustments to our previously issued 2020 Financial Statements to correct prior period immaterial errors.  In connection therewith, we have made adjustments to our previously reported segment results for 2020. In addition, as a result of the Shipyard Transaction and classification of certain Shipyard Division operations as discontinued operations, certain allocations that were previously reflected within our Shipyard Division have been reclassified to our Corporate Division and Fabrication & Services Division for 2020, and legal costs associated with our MPSV dispute that were previously reflected within our Corporate Division have been reclassified to our Shipyard Division for 2020. See Note 1 for further discussion of the error corrections, Note 3 for further discussion of the Shipyard Transaction and our discontinued operations, and Note 10 for further discussion of our MPSV dispute. A summary of the adjustments to correct the immaterial errors and reclassifications to our previously reported segment results for 2020, is as follows (in thousands):

	Year Ended December 31, 2020
	F&S	Shipyard	Corporate	Total
Gross profit (loss), as reported (1)	$1,523	$(19,274)	$—	$(17,751)
Corrections	107	135	—	242
Gross profit (loss), as adjusted prior to recast	1,630	(19,139)	—	(17,509)
Recast for discontinued operations (2)	—	9,642	—	9,642
Changes in expense allocations	(76)	284	(208)	—
Gross profit (loss) from continuing operations, as adjusted	$1,554	$(9,213)	$(208)	$(7,867)

Operating income (loss), as reported (1)	$5,893	$(24,343)	$(8,709)	$(27,159)
Corrections	111	140	(302)	(51)
Operating income (loss), as adjusted prior to recast	6,004	(24,203)	(9,011)	(27,210)
Recast for discontinued operations (2)	—	13,307	—	13,307
Changes in expense allocations	(350)	834	(484)	—
Reclassification of legal expenses	—	(1,039)	1,039	—
Operating income (loss) from continuing operations, as adjusted	$5,654	$(11,101)	$(8,456)	$(13,903)

(1)	Represents amounts as reported in our previously issued 2020 Financial Statements which do not reflect discontinued operations presentation.
(2)	Reflects adjustments to recast previously issued 2020 Financial Statement amounts on a discontinued operations basis.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the two-year period ended December 31, 2021, is as follows (in thousands):

	Year Ended December 31, 2021
	F&S	Shipyard	Corporate	Total
Revenue (eliminations)	$81,083	$12,878	$(509)	$93,452
Gross profit (loss) (1)	6,189	(4,242)	(283)	1,664
Operating income (loss) (1)	261	(5,769)	(7,976)	(13,484)
Depreciation and amortization expense	4,001	—	319	4,320
Capital expenditures	1,141	—	—	1,141
Total assets (3)	59,023	16,222	60,028	135,273

	Year Ended December 31, 2020
	F&S	Shipyard	Corporate	Total
Revenue (eliminations)	$99,485	$20,468	$(2,224)	$117,729
Gross profit (loss) (2)	1,554	(9,213)	(208)	(7,867)
Operating income (loss) (2)	5,654	(11,101)	(8,456)	(13,903)
Depreciation and amortization expense	4,928	—	302	5,230
Capital expenditures	2,067	—	191	2,258
Total assets (3)	54,174	17,499	59,780	131,453

(1)

Gross profit (loss) and operating income (loss) for 2021 includes project improvements of $3.3 million for our F&S Division and project charges of $3.8 million for our Shipyard Division. Operating income (loss) also includes charges of $3.2 million and $0.6 million associated with damage caused by Hurricane Ida for our F&S Division and Shipyard Division, respectively, acquisition costs of $0.5 million associated with the DSS Acquisition for our F&S Division, and the under-recovery of overhead costs for our F&S Division. See Note 2 for further discussion of our project and hurricane impacts and Note 4 for further discussion of the DSS Acquisition.

(2)

Gross profit (loss) and operating income (loss) for 2020 includes project improvements of $2.7 million for our F&S Division and project charges of $8.3 million for our Shipyard Division. Operating income (loss) also includes impairment charges and losses on the sale of assets held for sale of $2.5 million for our F&S Division, charges of $0.8 million associated with damage caused by Hurricane Laura for our Shipyard Division, and a gain of $10.0 million associated with the settlement of a contract dispute for our F&S Division. See Note 2 for further discussion of our project and hurricane impacts and Note 5 for further discussion of our impairments.

(3)	Cash and short-term investments are reported within our Corporate Division.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

As discussed in Note 1, we have made adjustments to our previously issued 2020 Financial Statements to correct prior period immaterial errors. In connection therewith, we have made adjustments to our previously issued 2021 quarterly Financial Statements and previously reported segment results to correct the immaterial misstatements for such periods. A summary of the adjustments to our previously issued 2021 quarterly Financial Statements and previously reported segment results to correct the immaterial errors is as follows (in thousands):

Balance Sheet

	As Previously Reported (1)	Corrections	As Adjusted
As of March 31, 2021
Prepaid expenses and other assets	$2,817	$5,395	$8,212
Total current assets	153,271	5,395	158,666
Total assets	213,426	5,395	218,821
Accrued expenses and other liabilities	9,993	7,177	17,170
Total current liabilities	100,777	7,177	107,954
Total liabilities	105,492	7,177	112,669
Accumulated deficit	(7,574)	(1,782)	(9,356)
Total shareholders' equity	107,934	(1,782)	106,152
Total liabilities and shareholders’ equity	213,426	5,395	218,821

(1)

Represents amounts as reported in our previously issued 2021 quarterly Financial Statements which do not reflect discontinued operations presentation as such change did not occur until the second quarter 2021.

	As Previously Reported	Corrections	As Adjusted
As of June 30, 2021
Prepaid expenses and other assets	$5,962	$5,395	$11,357
Total current assets	100,115	5,395	105,510
Total assets	143,679	5,395	149,074
Accrued expenses and other liabilities	8,197	7,055	15,252
Total current liabilities	27,651	7,055	34,706
Total liabilities	38,340	7,055	45,395
Accumulated deficit	(10,525)	(1,660)	(12,185)
Total shareholders' equity	105,339	(1,660)	103,679
Total liabilities and shareholders’ equity	143,679	5,395	149,074
As of September 30, 2021
Prepaid expenses and other assets	$6,361	$5,395	$11,756
Total current assets	93,712	5,395	99,107
Total assets	135,876	5,395	141,271
Accrued expenses and other liabilities	8,372	6,979	15,351
Total current liabilities	23,132	6,979	30,111
Total liabilities	24,722	6,979	31,701
Accumulated deficit	(5,213)	(1,584)	(6,797)
Total shareholders' equity	111,154	(1,584)	109,570
Total liabilities and shareholders’ equity	135,876	5,395	141,271

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statement of Operations

	As Previously Reported (1)	Corrections	As Adjusted Prior to Recast	Recast (2)	As Adjusted
Three months ended March 31, 2021
Cost of revenue	$51,370	$(104)	$51,266	$(27,506)	$23,760
Gross profit	7,581	104	7,685	(7,660)	25
General and administrative expense	3,127	—	3,127	(340)	2,787
Operating loss	(18,458)	104	(18,354)	16,121	(2,233)
Loss before income taxes	(18,652)	104	(18,548)	16,121	(2,427)
Net loss	(18,641)	104	(18,537)	—	(18,537)
Basic and diluted loss per common share	(1.21)	0.01	(1.20)	—	(1.20)

(1)

Represents amounts as reported in our previously issued 2021 quarterly Financial Statements which do not reflect discontinued operations presentation as such change did not occur until the second quarter 2021.

(2)	Reflects adjustments to recast previously issued 2021 quarterly Financial Statement amounts on a discontinued operations basis.

	As Previously Reported	Corrections	As Adjusted
Three months ended June 30, 2021
Cost of revenue	$23,164	$(117)	$23,047
Gross profit	1,104	117	1,221
General and administrative expense	3,093	(5)	3,088
Operating loss	(1,609)	122	(1,487)
Loss before income taxes	(1,704)	122	(1,582)
Loss from continuing operations	(1,700)	122	(1,578)
Net loss	(2,951)	122	(2,829)
Basic and diluted loss from continuing operations	(0.11)	0.01	(0.10)
Basic and diluted loss per common share	(0.19)	0.01	(0.18)
Three months ended September 30, 2021
Cost of revenue	$19,785	$(63)	$19,722
Gross loss	(198)	63	(135)
General and administrative expense	3,224	(13)	3,211
Operating loss	(3,682)	76	(3,606)
Income before income taxes	5,321	76	5,397
Income from continuing operations	5,312	76	5,388
Net Income	5,312	76	5,388
Basic and diluted income from continuing operations	0.34	0.01	0.35
Basic and diluted income per common share	0.34	0.01	0.35
Six months ended June 30, 2021
Cost of revenue	$47,028	$(221)	$46,807
Gross profit	1,025	221	1,246
General and administrative expense	5,880	(5)	5,875
Operating loss	(3,946)	226	(3,720)
Loss before income taxes	(4,235)	226	(4,009)
Loss from continuing operations	(4,220)	226	(3,994)
Net loss	(21,592)	226	(21,366)
Basic and diluted loss from continuing operations	(0.27)	0.01	(0.26)
Basic and diluted loss per common share	(1.40)	0.02	(1.38)
Nine months ended September 30, 2021
Cost of revenue	$66,813	$(284)	$66,529
Gross profit	827	284	1,111
General and administrative expense	9,104	(18)	9,086
Operating loss	(7,628)	302	(7,326)
Income before income taxes	1,086	302	1,388
Income from continuing operations	1,092	302	1,394
Net loss	(16,280)	302	(15,978)
Basic and diluted income from continuing operations	0.07	0.02	0.09
Basic and diluted loss per common share	(1.05)	0.02	(1.03)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statement of Cash Flows

	As Previously Reported	Corrections	As Adjusted
Three months ended March 31, 2021
Net loss	$(18,641)	$104	$(18,537)
Accrued expenses and other current liabilities	2,303	(104)	2,199
Six months ended June 30, 2021
Net loss	$(21,592)	$226	$(21,366)
Accrued expenses and other current liabilities	1,330	(226)	1,104
Nine months ended September 30, 2021
Net loss	$(16,280)	$302	$(15,978)
Accrued expenses and other current liabilities	1,206	(302)	904

Segment Information

	Three Months Ended March 31, 2021
	F&S	Shipyard	Corporate	Total
Gross profit, as reported (1)	$1,042	$6,539	$—	$7,581
Corrections	58	46	—	104
Gross profit (loss), as adjusted prior to recast	1,100	6,585	—	7,685
Recast for discontinued operations (2)	—	(7,660)	—	(7,660)
Gross profit from continuing operations, as adjusted	$1,100	$(1,075)	$—	$25

Operating income (loss), as reported (1)	$981	$(17,450)	$(1,989)	$(18,458)
Corrections	58	46	—	104
Operating income (loss), as adjusted prior to recast	1,039	(17,404)	(1,989)	(18,354)
Recast for discontinued operations (2)	—	16,121	—	16,121
Operating income (loss) from continuing operations, as adjusted	$1,039	$(1,283)	$(1,989)	$(2,233)

(1)

Represents amounts as reported in our previously issued 2021 quarterly Financial Statements which do not reflect discontinued operations presentation as such change did not occur until the second quarter 2021.

(2)	Reflects adjustments to recast previously issued 2021 quarterly Financial Statement amounts on a discontinued operations basis.

	Three Months Ended June 30, 2021
	F&S	Shipyard	Corporate	Total
Gross profit (loss), as reported	$2,241	$(1,059)	$(78)	$1,104
Corrections	63	54	—	117
Gross profit (loss) from continuing operations, as adjusted	$2,304	$(1,005)	$(78)	$1,221

Operating income (loss), as reported	$1,656	$(1,119)	$(2,146)	$(1,609)
Corrections	63	55	4	122
Operating income (loss) from continuing operations, as adjusted	$1,719	$(1,064)	$(2,142)	$(1,487)

	Three Months Ended September 30, 2021
	F&S	Shipyard	Corporate	Total
Gross profit (loss), as reported	$1,112	$(1,252)	$(58)	$(198)
Corrections	48	15	—	63
Gross profit (loss) from continuing operations, as adjusted	$1,160	$(1,237)	$(58)	$(135)

Operating income (loss), as reported	$379	$(1,896)	$(2,165)	$(3,682)
Corrections	48	15	13	76
Operating income (loss) from continuing operations, as adjusted	$427	$(1,881)	$(2,152)	$(3,606)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended June 30, 2021
	F&S	Shipyard	Corporate	Total
Gross profit (loss), as reported	$3,228	$(2,037)	$(166)	$1,025
Corrections	121	100	—	221
Gross profit (loss) from continuing operations, as adjusted	$3,349	$(1,937)	$(166)	$1,246

Operating income (loss), as reported	$2,517	$(2,370)	$(4,093)	$(3,946)
Corrections	121	101	4	226
Operating income (loss) from continuing operations, as adjusted	$2,638	$(2,269)	$(4,089)	$(3,720)

	Nine Months Ended September 30, 2021
	F&S	Shipyard	Corporate	Total
Gross profit (loss), as reported	$4,340	$(3,289)	$(224)	$827
Corrections	169	115	—	284
Gross profit (loss) from continuing operations, as adjusted	$4,509	$(3,174)	$(224)	$1,111

Operating income (loss), as reported	$2,896	$(4,266)	$(6,258)	$(7,628)
Corrections	169	116	17	302
Operating income (loss) from continuing operations, as adjusted	$3,065	$(4,150)	$(6,241)	$(7,326)

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER

2.1

Asset Purchase Agreement by and among Bollinger Houma Shipyards L.L.C. and Bollinger Shipyards Lockport, L.L.C., as purchasers, and Gulf Island Fabrication, Inc., Gulf Island Shipyards, LLC and Gulf Island, L.L.C., as sellers, dated April 19, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

2.2

Asset Purchase Agreement by and among Gulf Island Services, L.L.C., as purchaser, and Dynamic Industries, Inc. and Innovative Manpower Solutions, LLC, as sellers, dated December 1, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on December 1, 2021.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).

4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 19, 1997 (Registration No. 333-21863). ^

4.2	Description of Common Stock of the Company, incorporated by reference to Exhibit 4.2 of the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

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

10.3

The Company’s 2002 Long-Term Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the SEC on July 27, 2006.†^

10.4	The Company’s 2011 Stock Incentive Plan, incorporated by reference to Exhibit 99 to the Company’s Form S-8 filed with the SEC on August 9, 2011 (Registration No. 333-176187) (SEC File No. 001-34279).†

10.5

The Company’s Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10. 6

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.7

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.8	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 5, 2015.†

10.9

Change of Control Agreement dated May 13, 2021 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 8-K  filed with the SEC on May 17, 2021.†

10.10	Change of Control Agreement dated May 13, 2021 between the Company and Richard W. Heo, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 17, 2021.†

10.11

Employment Agreement by and between Gulf Island Fabrication, Inc. and Christian G. Vaccari dated April 16, 2021, incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on April 19, 2021.

10.12	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 12, 2017.

10.13

First Amendment to Credit Agreement dated December 29, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

EXHIBIT NUMBER

10.14

Second Amendment to Credit Agreement dated February 26, 2018, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018.

10.15

Third Amendment to Credit Agreement dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.

10.16

Consent and Fourth Amendment to Credit Agreement dated May 1, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 7, 2019 (SEC File No. 001-34279).

10.17

Fifth Amendment to Credit Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.

10.18	Sixth Amendment to Credit Agreement dated August 3, 2020, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020.

10.19

Waiver and Seventh Amendment to Credit Agreement dated March 26, 2021, incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

10.20

Eighth Amendment to Credit Agreement dated October 12, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 10, 2021.

10.21

Restrictive Covenant Regarding Restrictive Payments by and among Gulf Island Fabrication, Inc., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C., Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, dated April 19, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.22

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

23.1	Consent of Ernst & Young LLP.*

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*

101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

EXHIBIT NUMBER

104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, has been formatted in Inline XBRL and is contained in Exhibit 101.

†	Management Contract or Compensatory Plan.
*	Filed herewith.
^	SEC File Number 000-22303.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2022.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2022.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Director (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Westley S. Stockton

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ MICHAEL A. FLICK	Chairman of the Board
Michael A. Flick

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

S-1