Form 10-Q
period 2022-03-31
GULF ISLAND FABRICATION INC
filed 2022-05-11
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2022

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2022, was 15,775,304.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended March 31, 2022 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2021 Annual Report	Our annual report for the year ended December 31, 2021, filed with the SEC on Form 10-K on March 22, 2022.

Acquisition Date	The closing date of the DSS Acquisition of December 1, 2021.

Active Retained Shipyard Contracts	Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that are under construction, which were excluded from the Shipyard Transaction.

AHFS	Assets Held for Sale.

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bollinger	Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act, as amended.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

COVID-19	The ongoing global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Deferred Transaction Price	The portion of the Transaction Price totaling $0.9 million that is to be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects that were included in the Shipyard Transaction.

DSS Acquisition	The acquisition of the DSS Business from Dynamic on December 1, 2021.

DSS Business	The services and industrial staffing businesses of Dynamic, which were acquired on December 1, 2021 in connection with the DSS Acquisition.

DTA(s)	Deferred Tax Asset(s).

Dynamic	Dynamic Industries, Inc.

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Facilities	Our Houma Facilities, Ingleside Facility, Harvey Facility and other facilities that support our operations.

Fabrication Division	Our Fabrication reportable segment.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Harvey Facility	Our leased facility located in Harvey, Louisiana assumed in connection with the DSS Acquisition that is subject to the Harvey Option.

Harvey Option	Purchase option entered into in connection with the DSS Acquisition that enables us to buy the Harvey Facility prior to December 2, 2022 for a nominal amount.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Ingleside Facility	Our owned facility located in Ingleside, Texas acquired in connection with the DSS Acquisition.

inland	Typically, bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Facility	Our leased facility located near Jennings, Louisiana, which was closed in the fourth quarter 2020 that previously supported our Shipyard Division.

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

Lake Charles Facility	Our leased facility located near Lake Charles, Louisiana, which was closed in the fourth quarter 2020 that previously supported our Shipyard Division.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LNG	Liquified Natural Gas.

Mortgage Agreement

Multiple indebtedness mortgage arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with outstanding surety bonds for certain contracts, which encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

Pro Forma Information	The condensed combined financial information that gives effect to the DSS Acquisition as if it had occurred on January 1, 2021.

Purchase Price	The purchase price of $7.6 million associated with the DSS Acquisition.

Restrictive Covenant Agreement

Restrictive covenant arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts	Contracts and related obligations for the Active Retained Shipyard Contracts and two MPSV projects that are subject to dispute, which were excluded from the Shipyard Transaction.

SAB	Staff Accounting Bulletin.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Facility	Our owned facility located in Houma, Louisiana, which was sold in connection with the Shipyard Transaction that previously supported our Shipyard Division.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 19, 2021, which included the Divested Shipyard Contracts and our Shipyard Facility.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Date	The closing date of the Shipyard Transaction of April 19, 2021.

Transaction Price	The base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

Working Capital True-Up

The $7.8 million received in the second quarter 2021 in connection with the Shipyard Transaction associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,061	$52,886
Restricted cash, current	1,703	1,297
Contract receivables and retainage, net	23,643	15,986
Contract assets	2,694	4,759
Prepaid expenses and other assets	9,120	6,971
Inventory	1,700	1,779
Assets held for sale	1,800	1,800
Total current assets	81,721	85,478
Restricted cash, noncurrent	—	406
Property, plant and equipment, net	32,057	32,866
Goodwill	2,217	2,217
Other intangibles, net	949	984
Other noncurrent assets	13,261	13,322
Total assets	$130,205	$135,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,531	$9,280
Contract liabilities	4,198	6,648
Accrued expenses and other liabilities	15,831	14,026
Total current liabilities	29,560	29,954
Other noncurrent liabilities	1,252	1,411
Total liabilities	30,812	31,365
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,775 shares issued and outstanding at March 31, 2022 and 15,622 at December 31, 2021	11,435	11,384
Additional paid-in capital	105,972	105,511
Accumulated deficit	(18,014)	(12,987)
Total shareholders’ equity	99,393	103,908
Total liabilities and shareholders’ equity	$130,205	$135,273

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$28,686	$23,785
Cost of revenue	29,106	23,760
Gross profit (loss)	(420)	25
General and administrative expense	4,110	2,787
Other (income) expense, net	452	(529)
Operating loss	(4,982)	(2,233)
Interest (expense) income, net	(40)	(194)
Loss before income taxes	(5,022)	(2,427)
Income tax (expense) benefit	(5)	11
Loss from continuing operations	(5,027)	(2,416)
Loss from discontinued operations, net of taxes	—	(16,121)
Net loss	$(5,027)	$(18,537)
Per share data:
Basic and diluted loss from continuing operations	$(0.32)	$(0.15)
Basic and diluted loss from discontinued operations	—	(1.05)
Basic and diluted loss per share	$(0.32)	$(1.20)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$9,181	$124,476
Net loss	—	—	—	(18,537)	(18,537)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	$11,245	$104,263	$(9,356)	$106,152

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	$11,435	$105,972	$(18,014)	$99,393

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,027)	$(18,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,251	1,940
Asset impairments	—	22,750
(Gain) loss on sale of fixed assets, net	(25)	9
Stock-based compensation expense	571	313
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(7,657)	(2,779)
Contract assets	2,065	(3,851)
Prepaid expenses, inventory and other current assets	(2,070)	228
Accounts payable	346	1,756
Contract liabilities	(2,450)	(3,317)
Accrued expenses and other current liabilities	1,792	2,199
Noncurrent assets and liabilities, net	(147)	(353)
Net cash provided by (used in) operating activities	(11,351)	358
Cash flows from investing activities:
Capital expenditures	(440)	(460)
Proceeds from sale of property and equipment	25	39
Net cash used in investing activities	(415)	(421)
Cash flows from financing activities:
Tax payments for vested stock withholdings	(59)	(100)
Net cash used in financing activities	(59)	(100)
Net decrease in cash, cash equivalents and restricted cash	(11,825)	(163)
Cash, cash equivalents and restricted cash, beginning of period	54,589	43,159
Cash, cash equivalents and restricted cash, end of period	$42,764	$42,996

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in Houston, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022. See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division. See Note 4 for further discussion of the DSS Acquisition.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2021 Annual Report.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three months ended March 31, 2021 have been classified as discontinued operations on our Consolidated Statements of Operations (“Statement of Operations”). We had no material operating results of discontinued operations for the three months ended March 31, 2022, and had no material assets and liabilities of discontinued operations at March 31, 2022 or December 31, 2021. Discontinued operations are not presented separately on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”) or our Consolidated Statements of Changes in Shareholders’ Equity (“Statement of Shareholders’ Equity”). Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revision of Previously Issued Financial Statements

During the fourth quarter 2021, we determined that we had immaterial errors in our previously issued financial statements. The adjustments required to reflect the corrections attributable to our previously issued financial statements for the three months ended March 31, 2021, were summarized in the footnotes to our Financial Statements in our 2021 Annual Report. Our results for the three months ended March 31, 2021 in this Report reflect the aforementioned corrections.

Operating Cycle

The duration of our contracts vary, but may extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current, which may not be received or paid within the next twelve months, include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term.

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

•	Determination of fair value with respect to acquired tangible and intangible assets;
•	Fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, assets held for sale, goodwill and other intangible assets;
•	Determination of deferred income tax assets, liabilities and related valuation allowances;
•	Reserves for bad debts;
•	Liabilities related to self-insurance programs;
•	Costs and insurance recoveries associated with damage to our Houma Facilities resulting from Hurricane Ida discussed further below; and
•	The impacts of volatile oil prices, the ongoing global coronavirus pandemic (“COVID-19”) and Russia’s invasion of Ukraine on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Volatile Oil Prices, COVID-19 and Russia’s Invasion of Ukraine – Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine in February 2022, and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which may positively impact our end markets during 2022; however, the duration and broader consequences of this conflict are difficult to predict at this time.

In addition to the impacts on our end markets, our operations, as well as the operations of our customers, subcontractors and counterparties, were negatively impacted in 2020 and 2021 by physical distancing, quarantine and isolation measures and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to new and emerging strains and variants of COVID-19 or any future major public health crisis.

The ultimate business and financial impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; supply chain interruptions; and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities in periods in which income is reported. See Note 8 for calculations of our basic and diluted income (loss) per share.

Cash Equivalents, Restricted Cash and Short-Term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents.

Restricted Cash – At both March 31, 2022 and December 31, 2021, we had $1.7 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 6 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. We had no short-term investments at March 31, 2022 or December 31, 2021.

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

Long-Lived Assets

Goodwill – Our goodwill is associated with the DSS Acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division includes one reporting unit associated with our DSS Acquisition. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. We had no indicators of impairment during the three months ended March 31, 2022. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the year of impairment. See Note 4 for discussion of the DSS Acquisition and related goodwill.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three months ended March 31, 2022. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, and Note 4 for discussion of the DSS Acquisition and related long-lived assets.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of goodwill, inventory, long-lived assets and assets held for sale, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 4 for discussion of the fair value measurements associated with the DSS Acquisition and Note 5 for further discussion of our assets held for sale.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2022 and 2021.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2022 and December 31, 2021, we had no deferred pre-contract costs.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended March 31, 2022 and 2021, as no federal benefit was recorded for our losses as a full valuation allowance was recorded against our federal deferred tax assets generated during the respective periods. Income taxes recorded for the three months ended March 31, 2022 and 2021 represent state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$1,609	$5,044	$2,497	$(1)	$9,149
T&M(2)	18,463	573	—	—	19,036
Other	592	—	—	(91)	501
Total	$20,664	$5,617	$2,497	$(92)	$28,686

	Three Months Ended March 31, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$321	$11,018	$5,130	$(190)	$16,279
T&M(2)	5,551	718	—	—	6,269
Other	1,634	—	—	(397)	1,237
Total	$7,506	$11,736	$5,130	$(587)	$23,785

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations

The following table summarizes our remaining performance obligations by operating segment at March 31, 2022 (in thousands):

Performance Obligations
Services	$1,237
Fabrication	7,027
Shipyard	7,611
Total	$15,875

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at March 31, 2022 and December 31, 2021, is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Contract assets(1), (2)	$2,694	$4,759
Contract liabilities(3), (4), (5)	(4,198)	(6,648)
Contracts in progress, net	$(1,504)	$(1,889)

(1)	The decrease in contract assets compared to December 31, 2021, was primarily due to decreased unbilled positions on various projects within our Fabrication Division.
(2)

Contract assets at March 31, 2022 and December 31, 2021, excludes $4.3 million and $2.3 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.

(3)

The decrease in contract liabilities compared to December 31, 2021, was primarily due to a decrease in accrued contract losses and the unwind of advance payments on our forty-vehicle ferry projects within our Shipyard Division.

(4)

Revenue recognized during the three months ended March 31, 2022 and 2021, related to amounts included in our contract liabilities balance at December 31, 2021 and 2020, was $2.1 million and $1.8 million, respectively.

(5)

Contract liabilities at March 31, 2022 and December 31, 2021, includes accrued contract losses of $2.9 million and $3.9 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for the three months ended March 31, 2022 and 2021, and our allowance for doubtful accounts at March 31, 2022 and December 31, 2021, were not significant.

Variable Consideration

For the three months ended March 31, 2022 and 2021, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at March 31, 2022 and December 31, 2021, certain projects reflected a reduction to our estimated contract price for liquidated damages of $1.3 million and $1.2 million, respectively.

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

Changes in Estimates for 2022 – For the three months ended March 31, 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results.

Shipyard Division

•

Forty-Vehicle Ferry Projects – During sea trials in January 2022 for our second forty-vehicle ferry project, one of the propulsion systems unexpectedly shutdown, causing the vessel to veer off course and run aground, resulting in damage to the hull. During the three months ended March 31, 2022, we recorded a charge of $0.1 million associated with our deductible for our insurance coverage for such an incident. Our current estimate of the cost to repair the damage is $0.4 million; however, we believe any amounts incurred in excess of our deductible are covered by our insurance coverage. Further, we are working with the customer to determine the corrective actions required associated with the propulsion system. While such actions and associated costs are currently unknown, we believe the propulsion system shutdown was due to design deficiencies and are the responsibility of the customer as discussed further below.

As discussed in our 2021 Annual Report, during 2020 we experienced rework and construction challenges on our two forty-vehicle ferry projects, resulting in increases in forecast costs and liquidated damages and the need to fabricate a new hull for the first vessel. We believe these impacts are the result of deficiencies in design of the vessels. Further, we believe the impacts of the design deficiencies are the responsibility of the customer, and accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the previous forecast cost increases associated with the impacts of the design deficiencies. However, we can provide no assurance that we will be successful recovering these costs. Our forecasts at March 31, 2022 do not reflect potential future benefits, if any, from the favorable resolution of the lawsuit.

At March 31, 2022, the second vessel was approximately 96% complete and is forecast to be completed in the second quarter 2022 and the first vessel was approximately 77% complete and is forecast to be completed in the third quarter 2022. The projects were in a loss position at March 31, 2022 and our reserve for estimated losses was $2.2 million. Our forecast costs and schedule completion dates for the vessels are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by future challenges with, and resolution of, the vessel design deficiencies. While we continue to believe such impacts are the responsibility of the customer, we can provide no assurances that we will be successful recovering any future costs incurred associated with the design deficiencies. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or we incur additional schedule liquidated damages, we incur additional costs on the second vessel related to the damage caused during sea trials, we experience further challenges during sea trials or commissioning of either vessel or other challenges associated with the design deficiencies and are unable to recover associated costs from our customer, the projects would experience further losses.

Changes in Estimates for 2021 – For the three months ended March 31, 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $0.6 million and negatively impacted operating results for our Shipyard Division by $0.7 million. The changes in estimates were associated with the following:

Fabrication Division

•

Offshore Facility Modules Project – Positive impact for the three months ended March 31, 2021 of $0.6 million for our offshore modules project, resulting from reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and contingency associated with schedule related liquidated damages. The impacts were primarily due to better than anticipated labor productivity and favorable resolution of change orders with the customer associated with schedule related liquidated damages.  The project was complete at March 31, 2022.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for the three months ended March 31, 2021 of $0.7 million for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to engineering delays and lower than anticipated progress on the project. At March 31, 2021, the vessel was approximately 65% complete. The project was in a loss position at March 31, 2021 and our reserve for estimated losses was $0.6 million. If future craft labor productivity and subcontractor costs differ from our current estimates, construction activities are determined to be more complex than anticipated upon finalization of production engineering, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

Other Operating and Project Matters

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region. Our Houma Facilities did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. As a result of the storm, certain buildings and equipment were damaged and were determined to be complete losses. Accordingly, during 2021, we recorded impairments of $0.5 million associated with the damaged assets. The impairments were offset by corresponding insurance recoveries, as we have determined it is probable that we will receive insurance proceeds to replace the damaged assets up to the amount of impairments recognized. In addition, multiple other buildings and equipment were partially damaged by the storm. We expect to incur future repair costs in excess of our deductibles for such assets; however, we believe that recovery of insurance proceeds for such costs is probable, and accordingly, we have not accrued for any future repair costs related to the partially damaged assets at March 31, 2022. We continue to work with our insurance providers and advisors to assess the full extent of damage to buildings and equipment, and applicable insurance coverage amounts, and restoration efforts are ongoing. During the three months ended March 31, 2022, we incurred actual costs of $1.9 million associated with ongoing clean-up and restoration efforts. We recorded charges of $0.3 million associated with such amounts attributable to deductibles and estimated unrecoverable amounts, and we recorded insurance recoveries of $1.6 million for the remaining amounts as we believe such costs are probable of recovery under our insurance policies. At March 31, 2022, we had total insurance receivables on our Balance Sheet of $2.7 million, net of a $1.0 million advance payment from our insurance carriers. The charges are included in other (income) expense, net on our Statement of Operations. The insurance receivable amounts, net of the advance payment, are included in prepaid expenses and other assets on our Balance Sheet.

In addition to damage to our Houma Facilities, the storm resulted in damage to our second forty-vehicle ferry project, the MPSVs (and associated equipment) that are in our possession and subject to dispute, and certain bulkheads where the vessels were moored. We have retained advisors to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During the three months ended March 31, 2022, we recorded charges of less than $0.1 million related to actual costs incurred associated with our insurance coverages, without giving consideration to potential recoveries from the third-parties associated with damage caused by their vessels, as we expect these deductibles to be met absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations. We are working with our insurance providers and advisors to assess the full extent of damage to the MPSVs and bulkheads and applicable insurance coverage amounts, which may be subject to further deductibles associated with our insurance coverages that range from $0.5 million to $1.0 million. See Note 7 for further discussion of our MPSV dispute.

3. SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (“Transaction Date”), we entered into a definitive agreement and sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs). We received $27.7 million of the Transaction Price during 2021 and the remaining $0.9 million (“Deferred Transaction Price”) will be received upon Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below). The Deferred Transaction Price is anticipated to be received in the second quarter 2022, and has been reflected within prepaid expenses and other assets on our Balance Sheet at March 31, 2022. We also received $7.8 million during the second quarter 2021 associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date (“Working Capital True-Up”).

Included in the Shipyard Transaction were the Shipyard Division’s:

•	Shipyard Facility and inventory and equipment in Houma, Louisiana;
•	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects (collectively, the “Divested Shipyard Contracts”);
•	Contract retentions, contract assets, contract liabilities and certain accounts payable associated with the Divested Shipyard Contracts as of the Transaction Date; and
•	Four drydocks (three of which previously supported our Shipyard Division operations in our Lake Charles Facility and Jennings Facility).

Bollinger offered employment to most of the employees of our Shipyard Division associated with the Divested Shipyard Contracts.

Excluded from the Shipyard Transaction were the Shipyard Division’s:

•	Accounts receivable, certain accounts payable and other accrued liabilities associated with the Divested Shipyard Contracts as of the Transaction Date;
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

Impairment and Transaction Loss – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021. We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during three months ended March 31, 2021. We based our fair value estimate on the Transaction Price, inclusive of an estimate of the Working Capital True-Up, associated with the Shipyard Transaction. In addition, we incurred transaction costs of $0.7 million during the three months ended March 31, 2021 associated with the Shipyard Transaction.

Other – At March 31, 2022 and December 31, 2021, the net liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $6.2 million and $8.7 million, respectively. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is anticipated to occur by the third quarter 2022.

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three months ended March 31, 2021 have been classified as discontinued operations on our Statement of Operations. We had no material operating results of discontinued operations for the three months ended March 31, 2022, and no material assets and liabilities of discontinued operations at March 31, 2022 or December 31, 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

A summary of the operating results and cash flows from discontinued operations for the three months ended March 31, 2021, is as follows (in thousands):

Three Months Ended March 31, 2021
Revenue	$35,166
Cost of revenue	27,506
Gross profit(1)	7,660
General and administrative expense	340
Impairments and (gain) loss on assets held for sale, net(2)	23,428
Other (income) expense, net	13
Operating loss	(16,121)
Income tax (expense) benefit(3)	—
Loss from discontinued operations, net of taxes	$(16,121)

Three Months Ended March 31, 2021
Operating cash flows from discontinued operations	$4,774
Investing cash flows from discontinued operations	$(261)

(1)	Gross profit was positively impacted by changes in estimated margins on projects of $8.4 million for our towing, salvage and rescue ship projects.
(2)	Includes impairments of $22.8 million and transaction and other costs of $ 0.7 million associated with the Shipyard Transaction (see discussion above).
(3)	Income taxes attributable to discontinued operations were not material.

4. ACQUISITION

Acquisition Summary – On December 1, 2021 (“Acquisition Date”), we entered into a definitive agreement and acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”) for $7.6 million (“Purchase Price”). We also hired substantially all of the employees of the DSS Business.

Preliminary Purchase Price Allocation – The Purchase Price was allocated to the major categories of assets and liabilities acquired based upon preliminary estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including property, machinery and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the goodwill (which is all deductible for tax purposes) include the acquired established workforce, estimated future cost savings and revenue synergies associated with the DSS Business.

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

(4)

Customer relationships – Represents the estimated fair value of existing underlying customer relationships with estimated lives of 7 years. The fair value was estimated based on a multi-period excess earnings method which incorporated Level 3 inputs. The significant assumptions used in estimating fair value included revenue and income projections for the DSS Business and the estimated discount rate that reflects the level of risk associated with receiving future cash flows. For the three months ended March 31, 2022, amortization expense for our intangible assets was less than $0.1 million, and our amortization expense is estimated to be $0.1 million to $0.2 million for each of 2022, 2023, 2024, 2025 and 2026, and $0.3 million thereafter.

(5)	Purchase Price – Represents a base cash purchase price of $8.0 million, less $0.4 million attributable to assumed employee vacation obligations.

The purchase price allocation and related amortization periods are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of the right-of-use asset. Our final purchase price allocation may result in adjustments to such asset, including the residual amount allocated to goodwill.

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the DSS Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the DSS Acquisition and related events as if they occurred on January 1, 2021, and gives effect to pro forma events that are directly attributable to the DSS Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the DSS Business following the DSS Acquisition. The Pro Forma Information for the three months ended March 31, 2021, reflects adjustments to include: (1) incremental intangibles amortization and depreciation expense of $0.1 million associated with fair value adjustments related to the DSS Acquisition and (2) the historical results of the DSS Business for the period. Revenue and net loss attributable to the DSS Business for the three months ended March 31, 2021 were $10.7 million and $0.2 million, respectively. The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined Company following the DSS Acquisition.

Three Months Ended March 31, 2021
Pro forma revenue from continuing operations	$34,463
Pro forma net loss from continuing operations	(2,590)
Per share data:
Basic and diluted loss from continuing operations	$(0.17)

5. ASSETS HELD FOR SALE

At March 31, 2022, our assets held for sale consisted of one 660-ton crawler crane within our Fabrication Division. A summary of our assets held for sale at March 31, 2022 and December 31, 2021, is as follows (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$4,587	$4,587
Accumulated depreciation	(2,787)	(2,787)
Total	$1,800	$1,800

6. CREDIT FACILITIES AND DEBT

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At March 31, 2022, we had $1.7 million of outstanding letters of credit under the LC Facility.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during the third quarter 2021. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest. Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements of the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At March 31, 2022, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates to our Active Retained Shipyard Contracts. See Note 7 for further discussion of our MPSV dispute.

Mortgage Agreement and Restrictive Covenant Agreement

On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with such Surety to secure our obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default. Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us. See Note 3 for further discussion of the Shipyard Transaction.

7. COMMITMENTS AND CONTINGENCIES

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

MPSV Dispute

During the first quarter 2018, we received notices of termination from our customer of the contracts for the construction of two MPSVs within our Shipyard Division. We dispute the purported terminations and disagree with the customer’s reasons for such terminations. We have ceased all work and the partially completed vessels and associated equipment and materials remain in our possession at our Houma Facilities. The customer also made claims under the performance bonds issued by the Surety in connection with the construction of the vessels, which total $50.0 million.

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

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At both March 31, 2022 and December 31, 2021, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing our net receivable amount at the time of the customer's purported terminations of the construction contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer. See Note 2 for discussion of damage to the MPSVs resulting from Hurricane Ida.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred associated with damage caused by Hurricanes Ida.

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become property of Whitney Bank. With respect to a surety bond, any payment in the event of non-performance is subject to indemnification of the Surety by us. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. See Note 6 for further discussion of our LC Facility and surety bonds.

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

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 1 for further discussion of our leases.

8. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Loss from continuing operations	$(5,027)	$(2,416)
Loss from discontinued operations, net of taxes	—	(16,121)
Net loss	$(5,027)	$(18,537)

Basic and diluted loss from continuing operations	$(0.32)	$(0.15)
Basic and diluted loss from discontinued operations	—	(1.05)
Basic and diluted loss per common share	$(0.32)	$(1.20)

Weighted average shares	15,662	15,403

9. OPERATING SEGMENTS

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three months ended March 31, 2021 has been recast to conform to the presentation of our reportable segments for the three months ended March 31, 2022. Our three operating divisions and Corporate Division are discussed below:

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings and other specialty services on offshore and inland platforms and structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; provides industrial staffing services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities. See Note 4 for further discussion of the DSS Acquisition.

Fabrication Division – Our Fabrication Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms; and fabricates other complex steel structures and components. Our fabrication activities are performed at our Houma Facilities.

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we completed the Shipyard Transaction, which included the Divested Shipyard Contracts and our Shipyard Facility. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three months ended March 31, 2021 have been classified as discontinued operations on our Statement of Operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations by the third quarter 2022. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Corporate Division and Allocations – Our Corporate Division includes costs that do not directly relate to our operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, certain insurance costs and costs associated with overall corporate governance and being a publicly traded company. Shared resources and costs that benefit more than one operating division are allocated amongst the operating divisions. Such costs include, but are not limited to, human resources, insurance, information technology, accounting and business development.

Other – We have made adjustments to our previously issued financial statements for the three months ended March 31, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See Note 1 for further discussion of the error corrections.

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of, and for the three months ended March 31, 2022 and 2021, is as follows (in thousands):

	Three Months Ended March 31, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$20,664	$5,617	$2,497	$(92)	$28,686
Gross profit (loss)	1,928	(2,021)	(327)	—	(420)
Operating income (loss)	1,187	(2,933)	(1,188)	(2,048)	(4,982)
Depreciation and amortization expense	360	816	—	75	1,251
Capital expenditures	318	122	—	—	440
Total assets(1)	29,939	35,121	16,459	48,686	130,205

	Three Months Ended March 31, 2021
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$7,506	$11,736	$5,130	$(587)	$23,785
Gross profit (loss)	564	481	(932)	(88)	25
Operating income (loss)	273	646	(1,205)	(1,947)	(2,233)
Depreciation and amortization expense	157	831	—	79	1,067
Capital expenditures	—	160	—	—	160
Total assets(1)	10,203	45,279	17,909	59,345	132,736

(1)	Cash and short-term investments are reported within our Corporate Division.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Financial Statements and the related notes thereto. References to “Notes” relate to the Notes to our Financial Statements in Item 1. Certain terms are defined in the “Glossary of Terms” beginning on page ii.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants) as well as the war in Ukraine and the corresponding volatility in oil prices and the impact thereof on our business; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the ability to successfully integrate the DSS Acquisition; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather conditions; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and any other material legal proceedings; operating dangers and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries, including in response to Russia’s invasion of Ukraine; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of project management, hookup, commissioning, repair, maintenance and civil construction services. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. Our corporate headquarters is located in Houston, Texas, and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”).

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition (discussed below) and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three months ended March 31, 2021 has been recast to conform to the presentation of our reportable segments for the three months ended March 31, 2022. See Note 9 of our Financial Statements for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the third quarter 2022. We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, financial information for the three months ended March 31, 2021 has been recast for discontinued operations presentation. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division. See Note 4 for further discussion of the DSS Acquisition.

Impacts to Operations from Oil Price Volatility, COVID-19 and Russia’s Invasion of Ukraine

Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine in February 2022, and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which may positively impact our end markets during 2022; however, the duration and broader consequences of this conflict are difficult to predict at this time.

In addition to the impacts on our end markets, our operations, as well as the operations of our customers, subcontractors and counterparties, were negatively impacted in 2020 and 2021 by physical distancing, quarantine and isolation measures and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to new and emerging strains and variants of COVID-19 or any future major public health crisis.

The ultimate business and financial impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; supply chain interruptions; and unanticipated project costs due to project disruptions and schedule delays, material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine and Note 2 for further discussion of the impacts of the aforementioned on our projects. See also “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.

Initiatives to Improve Operating Results and Generate Stable, Profitable Growth

Phase One – During 2020, we outlined a strategy to address our operational, market and economic challenges and position the Company to pursue stable, profitable growth. Underpinning this strategy was a focus on the following initiatives:

•	Mitigate the impacts of COVID-19 on our operations and workforce;
•	Reduce our risk profile;
•	Preserve and improve our liquidity;
•	Improve our resource utilization and centralize key project resources;
•	Improve our competitiveness and project execution; and
•	Reduce our reliance on the offshore oil and gas construction sector and pursue new growth end markets, including:
–	Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities, and
–	Fabricating foundations, secondary steel components and support structures for offshore wind developments.

Phase Two – During 2021, we continued to advance these initiatives, which have provided a foundation for our future success, and commenced the next phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives:

•	Expand our skilled workforce; and
•	Pursue additional growth end markets and increase our T&M versus fixed price revenue mix, including:
–	Diversifying our offshore services customer base, increasing our offshore services offerings and expanding our services business to include onshore facilities along the Gulf Coast,
–	Fabricating structures in support of our customers as they make energy transitions away from fossils fuels, and
–	Fabricating structures that support commercial construction activities outside of energy end markets.

Progress on our Phase One and Phase Two Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations and workforce – We are continuing to take actions to mitigate the impacts of COVID-19 on our operations while ensuring the safety and well-being of our workforce.

•

COVID-19 measures – We have taken proactive actions to mitigate the impacts of COVID-19 on our operations, including maintaining protocols for handling employees who have tested positive for COVID-19 or have come in contact with individuals that have tested positive for COVID-19. In addition, we have protocols for employees to return to work that test positive for COVID-19, including requiring a negative COVID-19 antigen test prior to returning to work.

•	Pursuit of force majeure – We have given appropriate notices to our customers and have made the appropriate claims for extensions of schedule for our projects which were impacted by COVID-19.

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with the Divested Shipyard Contracts that represented approximately 90% of our backlog with durations that extended through 2024. Further, the wind down of the Shipyard Division operations after completion of the Active Retained Shipyard Contracts will further reduce our risk profile as it will position us for profitable growth in existing and new higher-margin markets associated with our other operating divisions. See “Operating Segments” below and Note 2 for further discussion of our project impacts.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at March 31, 2022, our cash balance totaled $42.8 million. To preserve our liquidity position, we have undertaken cost reduction initiatives, monetized under-utilized assets and facilities, and are maintaining an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

Efforts to improve our resource utilization and centralize key project resources – We have improved our resource utilization and centralized key project resources through the rationalization and integration of our facilities and operations.

•

Consolidation of our fabrication activities – In the first quarter 2020, we combined our former Fabrication Division and Services Division to form an integrated new division called Fabrication & Services. Prior to the combination, both divisions included fabrication activities and our Services Division also included services activities. As discussed above, in the first quarter 2022 we realigned our Fabrication & Services Division to form two separate divisions called Services and Fabrication, with all services activities now included in our Services Division and all fabrication activities included in our Fabrication Division.

•

Closure of Jennings Facility and Lake Charles Facility – In the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and representing a preliminary step in the wind down of our Shipyard Division operations discussed further below.

•

Completion of Shipyard Transaction and anticipated wind down of Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts, which is anticipated to occur by the third quarter 2022. The Shipyard Transaction and wind down of the Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions.

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

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – We continue to pursue initiatives to reduce our reliance on the offshore oil and gas construction sector and grow and diversify our business.

•

Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We have experienced success with several smaller project opportunities, and our volume of bidding activity for onshore modules, piping systems and structures is increasing; however, our pursuit of large project opportunities has been impacted by, among other things, the timing and delay of certain opportunities due in part to COVID-19, volatile oil prices and an ongoing competitive market environment. We continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. However, the competitive environment we are experiencing for large project opportunities indicates that there continues to be excess capacity in our end markets. While we continue to have a pipeline of opportunities, we intend to remain disciplined to ensure we do not take unnecessary risks associated with the long-term, fixed-price nature of such projects. The timing of any large project opportunities may also be impacted by ongoing uncertainty created by oil price volatility, COVID-19 and Russia’s invasion of Ukraine and the U.S. and other countries actions in response. In the interim, we continue to strengthen our relationships with key customers and strategic partners and enhance and rationalize our resources as discussed above.

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

•

Fabricate structures that support commercial construction activities outside of energy end markets – We believe our expertise and capabilities for the fabrication of steel structures will enable us to successfully serve the commercial construction market. Examples of these opportunities include the fabrication of structures for data centers and semiconductor manufacturing sites.

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our workforce. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•

Oil and gas prices and the level of volatility in such prices, including the impact of environmental regulations that restrict the oil and gas industry under the current administration and Congress and further developments related to Russia’s invasion of Ukraine and the U.S. and other countries actions in response;

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

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Active Retained Shipyard Contracts);
•	Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of the DSS Business within our Services Division;
•	The successful wind down of our Shipyard Division operations;
•	The successful restoration of our Houma Facilities within our insurance coverage amounts, resulting from damage caused by Hurricane Ida; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs or any other material legal proceedings. See Note 7 and “Legal Proceedings” in Part II, Item 1 for further discussion of our MPSV dispute.

In addition, the near-term utilization of our Fabrication Division will be impacted by the delay in timing of new project awards and our operating divisions may be impacted by continued inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine, and “Results of Operations” below and Note 2 for further discussion of our project impacts.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2021 Annual Report. There have been no changes to our critical accounting policies and estimates since December 31, 2021.

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at March 31, 2022, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Services	$19,402	$6,423
Fabrication	8,296	5,711
Shipyard	—	—
Eliminations	(92)	(587)
Total new project awards	$27,606	$11,547

Backlog by Division at March 31, 2022 and December 31, 2021, is as follows (in thousands):

	March 31, 2022		December 31, 2021
	Amount	Labor Hours	Amount	Labor Hours
Services	$1,237	13	$2,499	32
Fabrication	7,027	46	4,348	41
Shipyard	7,611	61	10,223	106
Total backlog(1),(2)	$15,875	120	$17,070	179

(1)	We expect to recognize all of our backlog at March 31, 2022, as revenue in 2022.
(2)	At March 31, 2022, our significant projects in backlog included the following:
(i)

Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the second quarter 2022 and the first vessel in the third quarter 2022, subject to the potential schedule impacts discussed further in Note 2; and

(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in the third quarter 2022.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021 (in thousands in each table, except for percentages):

We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021, and accordingly, we have recast financial information for the three months ended March 31, 2021. Further, we have made adjustments to our previously issued financial statements for the three months ended March 31, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See “Overview” above and Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 1 and Note 9 for further discussion of the error corrections.

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$27,606	$11,547	$16,059

Revenue	$28,686	$23,785	$4,901
Cost of revenue	29,106	23,760	(5,346)
Gross profit (loss)	(420)	25	(445)
Gross profit (loss) percentage	-1.5%	0.1%
General and administrative expense	4,110	2,787	(1,323)
Other (income) expense, net	452	(529)	(981)
Operating loss	(4,982)	(2,233)	(2,749)
Interest (expense) income, net	(40)	(194)	154
Loss before income taxes	(5,022)	(2,427)	(2,595)
Income tax (expense) benefit	(5)	11	(16)
Loss from continuing operations	(5,027)	(2,416)	(2,611)
Loss from discontinued operations, net of taxes	—	(16,121)	16,121
Net loss	$(5,027)	$(18,537)	$13,510

References below to 2022 and 2021 refer to the three months ended March 31, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $27.6 million and $11.5 million, respectively. New project awards for 2022 and 2021 primarily related to offshore services work within our Services Division and small-scale fabrication work within our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $28.7 million and $23.8 million, respectively, representing an increase of 20.6%. The increase was primarily due to:

Higher revenue for our Services Division of $13.2 million, primarily attributable to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity, offset partially by,

Lower revenue for our Fabrication Division of $6.1 million, primarily attributable to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed prior to the first quarter 2022, offset partially by,
•	Increased small-scale fabrication project activity.

Lower revenue for our Shipyard Division of $2.6 million, primarily attributable to:

•	Lower revenue for our seventy-vehicle ferry project, offset partially by,
•	Higher revenue for our forty-vehicle ferry projects.

Gross profit (loss) – Gross loss for 2022 was $0.4 million (1.5% of revenue) compared to break-even gross profit for 2021. The gross loss for 2022 was primarily due to:

•	Low revenue due to low backlog levels for our Fabrication Division,
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division, and
•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute, and project charges of $0.1 million, for our Shipyard Division.

The gross loss for 2022 relative to break-even gross profit for 2021 was primarily due to:

•	Lower revenue for our Fabrication Division,
•	An increase in the under-recovery of overhead costs for our Fabrication Division, and
•	Project improvements of $0.6 million for 2021 for our Fabrication Division, offset partially by,
•	Higher revenue (including incremental revenue associated with the DSS Business) for our Services Division,
•	A higher margin mix relative to 2021 for both our Fabrication Division and Services Division, and
•	Project charges of $0.7 million for 2021 for our Shipyard Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $4.1 million and $2.8 million, respectively, representing an increase of 47.5%. The increase was primarily due to:

•	Higher legal and advisory fees associated with our MPSV dispute,
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets,
•	Higher incentive plan costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

General and administrative expense included legal and advisory fees of $0.7 million and $0.2 million for 2022 and 2021, respectively, associated with our MPSV dispute, which are reflected within our Shipyard Division. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.5 million and income of $0.5 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other expense for 2022 was primarily due to:

•	Charges of $0.3 million associated with damage caused by Hurricane Ida to our buildings and equipment at our Houma Facilities for our Fabrication Division, and
•	Carry costs of $0.1 million associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020) for our Shipyard Division.

Other income for 2021 was primarily due to a gain of $0.4 million associated with the settlement of a property tax dispute for our Fabrication Division. See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was expense of less than $0.1 million and expense of $0.2 million, respectively. Interest (expense) income, net for both periods consists primarily of interest incurred on the unused portion of our LC Facility, offset partially by interest earned on our cash and short-term investment balances. The 2021 period also included interest incurred on our former PPP Loan and the write-off of deferred financing costs in connection with an amendment to our LC Facility. The decrease in expense for 2022 relative to 2021 was primarily due to the additional expense items for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Services Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$19,402	$6,423	$12,979

Revenue	$20,664	$7,506	$13,158
Gross profit	1,928	564	1,364
Gross profit percentage	9.3%	7.5%
General and administrative expense	729	281	(448)
Other (income) expense, net	12	10	(2)
Operating income	1,187	273	914

Operating results for our Services Division for 2022 include the results of the DSS Business. See Note 4 for further discussion of the DSS Acquisition. References below to 2022 and 2021 refer to the three months ended March 31, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $19.4 million and $6.4 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $20.7 million and $7.5 million, respectively, representing an increase of 175.3%. The increase was primarily due to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $1.9 million (9.3% of revenue) and $0.6 million (7.5% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business), and
•	A higher margin mix relative to 2021.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.7 million and $0.3 million, respectively, representing an increase of 159.4%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Fabrication Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$8,296	$5,711	$2,585

Revenue	$5,617	$11,736	$(6,119)
Gross profit (loss)	(2,021)	481	(2,502)
Gross profit (loss) percentage	(36.0)%	4.1%
General and administrative expense	625	451	(174)
Other (income) expense, net	287	(616)	(903)
Operating income (loss)	(2,933)	646	(3,579)

References below to 2022 and 2021 refer to the three months ended March 31, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $8.3 million and $5.7 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $5.6 million and $11.7 million, respectively, representing a decrease of 52.1%. The decrease was primarily due to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed prior to the first quarter 2022, offset partially by,
•	Increased small-scale fabrication project activity.

Gross profit (loss) – Gross loss for 2022 was $2.0 million (36.0% of revenue) compared to gross profit of $0.5 million (4.1% of revenue) for 2021. The gross loss for 2022 was primarily due to:

•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours.

The gross loss for 2022 relative to gross profit for 2021was primarily due to:

•	Lower revenue,
•	An increase in the under-recovery of overhead costs due to a decrease in work hours associated with our large fabrication activity, and
•	Project improvements of $0.6 million for 2021 on our offshore modules project, offset partially by,
•	A higher margin mix relative to 2021.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.2 million and $0.4 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.6 million and $0.5 million, respectively, representing an increase of 38.6%. The increase was primarily due to higher business development costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.3 million and income of $0.6 million, respectively. Other expense for 2022 was primarily due to charges of $0.3 million associated with damage caused by Hurricane Ida to buildings and equipment at our Houma Facilities. Other income for 2021 was primarily due to a gain of $0.4 million associated with the settlement of a property tax dispute.

Shipyard Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Amount
New project awards	$—	$—	$—

Revenue	$2,497	$5,130	$(2,633)
Gross loss	(327)	(932)	605
Gross loss percentage	(13.1)%	(18.2)%
General and administrative expense	746	196	(550)
Other (income) expense, net	115	77	(38)
Operating loss	(1,188)	(1,205)	17

References below to 2022 and 2021 refer to the three months ended March 31, 2022 and 2021, respectively.

Revenue – Revenue for 2022 and 2021 was $2.5 million and $5.1 million, respectively, representing a decrease of 51.3%. The decrease was primarily due to:

•	Lower revenue for our seventy-vehicle ferry project due to reduced construction and procurement activities, offset partially by,
•	Higher revenue for our forty-vehicle ferry projects due to increased construction activities for the first vessel.

Gross loss – Gross loss for 2022 and 2021 was $0.3 million (13.1% of revenue) and $0.9 million (18.2% of revenue), respectively. The gross loss for 2022 was primarily due to:

•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute, and
•	Project charges of $0.1 million related to our insurance deductible associated with damage incurred during sea trials for our second forty-vehicle ferry project.

The decrease in gross loss for 2022 relative to 2021 was primarily due to:

•	Project charges of $0.7 million for 2021 related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project, offset partially by,
•	The aforementioned project charge of $0.1 million for 2022.

See Note 2 for further discussion of our project impacts and Note 7 for further discussion of our MPSV dispute.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.7 million and $0.2 million, respectively, representing an increase of 280.6%. General and administrative expense relates to legal and advisory fees associated with our MPSV dispute. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.1 million and $0.1 million, respectively, and was primarily due to carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020).

Corporate Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Amount
New project awards (eliminations)	$(92)	$(587)	$495

Revenue (eliminations)	$(92)	$(587)	$495
Gross loss	—	(88)	88
General and administrative expense	2,010	1,859	(151)
Other (income) expense, net	38	—	(38)
Operating loss	(2,048)	(1,947)	(101)

References below to 2022 and 2021 refer to the three months ended March 31, 2022 and 2021, respectively.

Gross loss – Gross loss for 2021 was $0.1 million, and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.0 million and $1.9 million, respectively, representing an increase of 8.1%. The increase was primarily due to:

•

Higher incentive plan costs (due to the graded vesting method for the recognition of compensation expense for performance-based restricted stock unit awards, which results in the accelerated amortization of compensation expense over the vesting period), and

•	Higher costs associated with initiatives to diversify and enhance our business.

Discontinued Operations

	Three Months Ended March 31,		Favorable (Unfavorable)
	2022	2021	Change
Revenue	$—	$35,166	$(35,166)
Gross profit	—	7,660	(7,660)
Gross profit percentage	—	21.8%
General and administrative expense	—	340	340
Impairments and (gain) loss on assets held for sale, net	—	23,428	23,428
Other (income) expense, net	—	13	13
Operating loss	—	(16,121)	16,121

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for the three months ended March 31, 2022. References below to 2021 refer to the three months ended March 31, 2021. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revenue – Revenue for 2021 was $35.2 million and was primarily related to:

•	Our harbor tug projects which were completed in the first quarter 2021, and
•	Our research vessel projects and towing, salvage and rescue ship projects.

Gross profit – Gross profit for 2021 was $7.7 million (21.8% of revenue) and was primarily impacted by:

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

General and administrative expense – General and administrative expense for 2021 was $0.3 million.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2021 was a loss of $23.4 million and was primarily due to:

•	Charges of $22.8 million related to the impairment of our Shipyard Division’s long-lived assets, and
•	Charges of $0.7 million related to transaction costs associated with the Shipyard Transaction.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and restricted cash. At March 31, 2022, our cash, cash equivalents and restricted cash totaled $42.8 million as follows (in thousands):

March 31, 2022
Cash and cash equivalents	$41,061
Restricted cash, current	1,703
Total cash, cash equivalents and restricted cash	$42,764

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

At March 31, 2022, our working capital was $52.2 million and included $42.8 million of cash, cash equivalents and current restricted cash and $1.8 million of assets held for sale. Excluding cash, cash equivalents, current restricted cash and assets held for sale, our working capital at March 31, 2022 was $7.6 million, and consisted of: net contract assets and contract liabilities of negative $1.5 million; contract receivables and retainage of $23.6 million; inventory, prepaid expenses and other current assets of $10.8 million; and accounts payable, accrued expenses and other current liabilities of $25.4 million. The components of our working capital (excluding cash, cash equivalents, current restricted cash and assets held for sale) at March 31, 2022 and December 31, 2021, and changes in such amounts during the three months ended March 31, 2022, were as follows (in thousands):

	March 31, 2022	December 31, 2021	Change(3)
Contract assets	$2,694	$4,759	$(2,065)
Contract liabilities(1)	(4,198)	(6,648)	2,450
Contracts in progress, net(2)	(1,504)	(1,889)	385
Contract receivables and retainage, net	23,643	15,986	7,657
Prepaid expenses, inventory and other current assets	10,820	8,750	2,070
Accounts payable, accrued expenses and other current liabilities	(25,362)	(23,306)	(2,056)
Total	$7,597	$(459)	$8,056

(1)	Contract liabilities at March 31, 2022 and December 31, 2021, include accrued contract losses of $2.9 million and $3.9 million, respectively.
(2)

Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.

(3)

Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity (in thousands)

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(11,351)	$358
Net cash used in investing activities	(415)	(421)
Net cash used in financing activities	(59)	(100)

Operating Activities – Cash used in operating activities for the three months ended March 31, 2022 was $11.4 million and cash provided by operating activities for the three months ended March 31, 2021 was $0.4 million, and was primarily due to the net impacts of the following:

2022 Activity

•	Operating loss excluding depreciation and amortization of $1.3 million, and stock-based compensation expense of $0.6 million;
•	Decrease in contract assets of $2.1 million related to the timing of billings on projects, primarily due to decreased unbilled positions on various projects within our Fabrication Division;
•

Decrease in contract liabilities of $2.5 million, primarily due to a decrease in accrued contract losses and the unwind of advance payments on our forty-vehicle ferry projects within our Shipyard Division;

•

Increase in contract receivables and retainage of $7.7 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects within our Services Division, including projects associated with the DSS Business;

•

Increase in prepaid expenses, inventory and other assets of $2.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments and insurance receivables related to Hurricane Ida;

•

Increase in accounts payable, accrued expenses and other current liabilities of $2.1 million, primarily due to the timing of payments and increased accounts payable positions for various projects within our Services Division and Fabrication Division; and

•	Change in noncurrent assets and liabilities, net of $0.1 million.

2021 Activity

•	Operating loss excluding depreciation and amortization of $1.9 million, non-cash asset impairments of $22.8 million, and stock-based compensation expense of $0.3 million;
•

Increase in contract assets of $3.9 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts, offset partially by decreased unbilled positions on our final harbor tug project;

•	Decrease in contract liabilities of $3.3 million, primarily due to a decrease in accrued contract losses on our Divested Shipyard Contracts;
•

Increase in contract receivables and retainage of $2.8 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on our Divested Shipyard Contracts and various projects within our Fabrication Division, offset partially by collections on various projects within our Services Division;

•	Decrease in prepaid expenses, inventory and other assets of $0.2 million, primarily due to inventory;
•

Increase in accounts payable, accrued expenses and other current liabilities of $4.0 million, primarily due to the timing of payments and increased accounts payable positions for our Divested Shipyard Contracts, offset partially by decreased accounts payable positions for projects within our Fabrication Division; and

•	Change in noncurrent assets and liabilities, net of $0.4 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.4 million, respectively, and was primarily due to capital expenditures.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities and Debt

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At March 31, 2022, we had $1.7 million of letters of credit outstanding under the LC Facility.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during the third quarter 2021. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest. Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects. At March 31, 2022, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates to our Active Retained Shipyard Contracts. It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable to our Shipyard Division operations. We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 6 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts and Note 7 for further discussion of our surety bonds and MPSV dispute.

Mortgage Agreement and Restrictive Covenant Agreement – On April 19, 2021, and in connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (the “Mortgage Agreement”) and a restrictive covenant arrangement (the “Restrictive Covenant Agreement”) with such Surety to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default. Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us. See Note 6 for further discussion of our Mortgage Agreement and Restrictive Covenant Agreement.

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

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at March 31, 2022, we continue to have $1.8 million of assets held for sale; however, we can provide no assurances that we will successfully sell the assets or that we will recover their carrying value. The primary uses of our liquidity for 2022 and the foreseeable future are to fund:

•	Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication Division, until we secure sufficient backlog to fully recover our overhead costs;
•	Capital expenditures;
•	Accrued contract losses (including accrued contract losses for the Active Retained Shipyard Contracts);
•	Working capital requirements for our projects, including the unwind of advance payments on projects;
•	Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•	Legal and other costs associated with our MPSV dispute;
•

Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition);

•	Initiatives to diversify and enhance our business; and
•	Insurance deductibles and uninsured losses, if any, associated with the impacts of Hurricane Ida.

We anticipate capital expenditures of $1.0 million to $2.0 million for the remainder of 2022, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at March 31, 2022, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2022 and 2023, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil price volatility, COVID-19, and Russia’s invasion of Ukraine and the U.S. and other countries actions in response. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the first quarter 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 of our Financial Statements in Item 1 for discussion of our legal proceedings, including our MPSV dispute, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.

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

Date: May 10, 2022