Form 10-Q
period 2022-06-30
GULF ISLAND FABRICATION INC
filed 2022-08-10
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2022

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 31, 2022, was 15,923,199.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended June 30, 2022 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects, which were included in the Shipyard Transaction.

DSS Acquisition	The acquisition of the DSS Business from Dynamic on December 1, 2021.

DSS Business	The services and industrial staffing businesses of Dynamic, which were acquired in connection with the DSS Acquisition.

DTA(s)	Deferred Tax Asset(s).

Dynamic	Dynamic Industries, Inc.

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities, Ingleside Facility, Harvey Facility and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Harvey Facility	Our leased facility located in Harvey, Louisiana assumed in connection with the DSS Acquisition that is subject to the Harvey Option.

Harvey Option	Purchase option entered into in connection with the DSS Acquisition that enables us to buy the Harvey Facility prior to December 2, 2022 for a nominal amount.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Ingleside Facility	Our owned facility located in Ingleside, Texas that supports our Services Division, which was acquired in connection with the DSS Acquisition.

inland	Typically, bays, lakes and marshy areas.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel pilings driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Facility

Our leased facility located near Jennings, Louisiana that previously supported our Shipyard Division and was closed in the fourth quarter 2020, which has been subleased to a third-party for the duration of the lease.

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

Lake Charles Facility	Our leased facility located near Lake Charles, Louisiana that previously supported our Shipyard Division and was closed in the fourth quarter 2020.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LNG	Liquified Natural Gas.

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

piles	Rigid tubular pipes that are driven into the seabed to support platforms.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

Pro Forma Information	The condensed combined financial information that gives effect to the DSS Acquisition as if it had occurred on January 1, 2020 (the earliest period presented in our 2021 Annual Report).

Purchase Price	The purchase price of $7.6 million associated with the DSS Acquisition.

Restrictive Covenant Agreement

Restrictive covenant arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts	Contracts and related obligations for the Active Retained Shipyard Contracts and two MPSV projects that are subject to dispute, which were excluded from the Shipyard Transaction.

SAB	Staff Accounting Bulletin.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Facility	Our owned facility located in Houma, Louisiana that previously supported our Shipyard Division, which was sold in connection with the Shipyard Transaction.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 19, 2021, which included the Divested Shipyard Contracts and our Shipyard Facility.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Work performed and billed to the customer generally at contracted time and material rates, cost plus or other variable fee arrangements which can include a mark-up.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Date	The closing date of the Shipyard Transaction of April 19, 2021.

Transaction Price	The base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

Working Capital True-Up

The $7.8 million received in the second quarter 2021 in connection with the Shipyard Transaction associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,117	$52,886
Restricted cash, current	1,703	1,297
Contract receivables and retainage, net	26,816	15,986
Contract assets	5,185	4,759
Prepaid expenses and other assets	8,980	6,971
Inventory	1,749	1,779
Assets held for sale	1,800	1,800
Total current assets	85,350	85,478
Restricted cash, noncurrent	—	406
Property, plant and equipment, net	30,966	32,866
Goodwill	2,217	2,217
Other intangibles, net	913	984
Other noncurrent assets	13,554	13,322
Total assets	$133,000	$135,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,763	$9,280
Contract liabilities	3,309	6,648
Accrued expenses and other liabilities	16,284	14,026
Total current liabilities	31,356	29,954
Other noncurrent liabilities	1,296	1,411
Total liabilities	32,652	31,365
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,923 shares issued and outstanding at June 30, 2022 and 15,622 at December 31, 2021	11,478	11,384
Additional paid-in capital	106,356	105,511
Accumulated deficit	(17,486)	(12,987)
Total shareholders’ equity	100,348	103,908
Total liabilities and shareholders’ equity	$133,000	$135,273

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$35,902	$24,268	$64,588	$48,053
Cost of revenue	34,230	23,047	63,336	46,807
Gross profit	1,672	1,221	1,252	1,246
General and administrative expense	4,345	3,088	8,455	5,875
Other (income) expense, net	(3,206)	(380)	(2,754)	(909)
Operating income (loss)	533	(1,487)	(4,449)	(3,720)
Interest (expense) income, net	(18)	(95)	(58)	(289)
Income (loss) before income taxes	515	(1,582)	(4,507)	(4,009)
Income tax (expense) benefit	13	4	8	15
Income (loss) from continuing operations	528	(1,578)	(4,499)	(3,994)
Loss from discontinued operations, net of taxes	—	(1,251)	—	(17,372)
Net income (loss)	$528	$(2,829)	$(4,499)	$(21,366)
Per share data:
Basic and diluted income (loss) from continuing operations	$0.03	$(0.10)	$(0.29)	$(0.26)
Basic and diluted loss from discontinued operations	—	(0.08)	—	(1.12)
Basic and diluted income (loss) per share	$0.03	$(0.18)	$(0.29)	$(1.38)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$9,181	$124,476
Net loss	—	—	—	(18,537)	(18,537)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	$11,245	$104,263	$(9,356)	$106,152
Net loss	—	—	—	(2,829)	(2,829)
Vesting of restricted stock	18	(1)	(7)	—	(8)
Stock-based compensation expense	—	37	327	—	364
Balance at June 30, 2021	15,535	$11,281	$104,583	$(12,185)	$103,679

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	$11,435	$105,972	$(18,014)	$99,393
Net income	—	—	—	528	528
Vesting of restricted stock	148	(6)	(56)	—	(62)
Stock-based compensation expense	—	49	440	—	489
Balance at June 30, 2022	15,923	$11,478	$106,356	$(17,486)	$100,348

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,499)	$(21,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,524	3,215
Asset impairments	—	22,750
Loss on Shipyard Transaction	—	2,581
(Gain) loss on sale of fixed assets, net	(42)	60
Stock-based compensation expense	1,060	677
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(10,830)	1,654
Contract assets	(426)	(4,561)
Prepaid expenses, inventory and other current assets	(430)	(676)
Accounts payable	2,525	(11,020)
Contract liabilities	(3,339)	(5,324)
Accrued expenses and other current liabilities	(72)	1,104
Noncurrent assets and liabilities, net	(346)	(463)
Net cash used in operating activities	(13,875)	(11,369)
Cash flows from investing activities:
Capital expenditures	(474)	(921)
Proceeds from Shipyard Transaction, net of transaction costs	886	31,677
Proceeds from sale of property and equipment	63	4,439
Maturities of short-term investments	—	8,000
Net cash provided by investing activities	475	43,195
Cash flows from financing activities:
Financed insurance premium payments	(248)	—
Tax payments for vested stock withholdings	(121)	(108)
Net cash used in financing activities	(369)	(108)
Net increase (decrease) in cash, cash equivalents and restricted cash	(13,769)	31,718
Cash, cash equivalents and restricted cash, beginning of period	54,589	43,159
Cash, cash equivalents and restricted cash, end of period	$40,820	$74,877

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2). See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division for the three and six months ended June 30, 2022. See Note 4 for further discussion of the DSS Acquisition.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2021 Annual Report.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three and six months ended June 30, 2021 have been classified as discontinued operations on our Consolidated Statements of Operations (“Statement of Operations”). We had no material operating results of discontinued operations for the three and six months ended June 30, 2022, and had no material assets and liabilities of discontinued operations at June 30, 2022 or December 31, 2021. Discontinued operations are not presented separately on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”) or our Consolidated Statements of Changes in Shareholders’ Equity (“Statement of Shareholders’ Equity”). Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revision of Previously Issued Financial Statements

During the fourth quarter 2021, we determined that we had immaterial errors in our previously issued financial statements. The adjustments required to reflect the corrections attributable to our previously issued financial statements for the three and six months ended June 30, 2021, were summarized in the footnotes to our Financial Statements in our 2021 Annual Report. Our results for the three and six months ended June 30, 2021 in this Report reflect the aforementioned corrections.

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

Volatile Oil Prices, COVID-19 and Russia’s Invasion of Ukraine – Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine in February 2022, and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which may positively impact our end markets; however, the duration and broader consequences of this conflict are difficult to predict at this time.

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

Restricted Cash – At both June 30, 2022 and December 31, 2021, we had $1.7 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 6 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. We had no short-term investments at June 30, 2022 or December 31, 2021.

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

Long-Lived Assets

Goodwill – Our goodwill is associated with the DSS Acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division includes one reporting unit associated with our DSS Acquisition. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. We had no indicators of impairment during the three or six months ended June 30, 2022. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the year of impairment. See Note 4 for discussion of the DSS Acquisition and related goodwill.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three or six months ended June 30, 2022. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, and Note 4 for discussion of the DSS Acquisition and related long-lived assets.

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

Fixed-Price and Unit-Rate Contracts – Revenue for our fixed-price and unit-rate contracts is recognized using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the percentage-of-completion method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2022 and 2021.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2022 and December 31, 2021, we had no deferred pre-contract costs.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the six months ended June 30, 2022, and three and six months ended June 30, 2021, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our federal deferred tax assets generated during the respective periods, and for the three months ended June 30, 2022, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and six months ended June 30, 2022 and 2021 represent state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type, for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$962	$9,197	$2,968	$(5)	$13,122
T&M(2)	20,503	642	—	—	21,145
Other	715	1,000	—	(80)	1,635
Total	$22,180	$10,839	$2,968	$(85)	$35,902

	Six Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$2,571	$14,241	$5,465	$(6)	$22,271
T&M(2)	38,966	1,215	—	—	40,181
Other	1,307	1,000	—	(171)	2,136
Total	$42,844	$16,456	$5,465	$(177)	$64,588

	Three Months Ended June 30, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$269	$10,590	$3,129	$182	$14,170
T&M(2)	8,662	652	—	(60)	9,254
Other	1,347	—	—	(503)	844
Total	$10,278	$11,242	$3,129	$(381)	$24,268

	Six Months Ended June 30, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate(1)	$590	$21,608	$8,259	$(8)	$30,449
T&M(2)	14,213	1,370	—	(60)	15,523
Other	2,981	—	—	(900)	2,081
Total	$17,784	$22,978	$8,259	$(968)	$48,053

(1)	Revenue is recognized as the contract is progressed over time.
(2)	Revenue is recognized at contracted rates when the work is performed and costs are incurred.

Future Performance Obligations

The following table summarizes our remaining performance obligations by operating segment at June 30, 2022 (in thousands):

Performance Obligations
Services	$2,117
Fabrication	7,913
Shipyard	5,476
Total	$15,506

Contracts Assets and Liabilities

Revenue recognition and customer invoicing for our fixed-price and unit-rate contracts may occur at different times. Revenue recognition is based upon our estimated percentage-of-completion as discussed in Note 1; however, customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at June 30, 2022 and December 31, 2021, is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Contract assets(1), (2)	$5,185	$4,759
Contract liabilities(3), (4), (5)	(3,309)	(6,648)
Contracts in progress, net	$1,876	$(1,889)

(1)

The increase in contract assets compared to December 31, 2021, was primarily due to increased unbilled positions on our seventy-vehicle ferry and two forty-vehicle ferry projects with our Shipyard Division, offset partially by decreased unbilled positions on various projects within our Fabrication Division.

(2)

Contract assets at June 30, 2022 and December 31, 2021, excludes $6.1 million and $2.3 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.

(3)

The decrease in contract liabilities compared to December 31, 2021, was primarily due to a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division.

(4)

Revenue recognized during the three months ended June 30, 2022 and 2021, related to amounts included in our contract liabilities balance at March 31, 2022 and 2021, was $0.7 million and $2.8 million, respectively. Revenue recognized during the six months ended June 30, 2022 and 2021, related to amounts included in our contract liabilities balance at December 31, 2021 and 2020, was $2.5 million and $2.8 million, respectively.

(5)

Contract liabilities at June 30, 2022 and December 31, 2021, includes accrued contract losses of $2.1 million and $3.9 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for the three and six months ended June 30, 2022 and 2021, and our allowance for doubtful accounts at June 30, 2022 and December 31, 2021, were not significant.

Variable Consideration

For the three and six months ended June 30, 2022 and 2021, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at June 30, 2022 and December 31, 2021, certain projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.3 million and $1.2 million, respectively.

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

Changes in Estimates for 2022 – For the three and six months ended June 30, 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. Other impacts for the three and six months ended June 30, 2022, were associated with the following:

Shipyard Division

•

Forty-Vehicle Ferry Projects – During sea trials in January 2022 for our second forty-vehicle ferry project, one of the propulsion systems unexpectedly shutdown, causing the vessel to veer off course and run aground, resulting in damage to the hull. During the six months ended June 30, 2022, we recorded a charge of $0.1 million associated with the deductible for our insurance coverage for such an incident. Our current estimate of the cost to repair the damage is $0.3 million; however, we believe any amounts incurred in excess of our deductible will be covered by our insurance coverage. Further, we believe the propulsion system shutdown was due to design deficiencies and are the responsibility of the customer (as discussed further below), and during the second quarter 2022, we agreed to a change order with the customer for modifications to the propulsion system. The modifications were completed in July 2022, and we anticipate recommencing sea trials in August 2022, which will determine whether the modifications corrected the propulsion system issues.

As discussed in our 2021 Annual Report, during 2020 we experienced rework and construction challenges on our two forty-vehicle ferry projects, resulting in increases in forecast costs and liquidated damages and the need to fabricate a new hull for the first vessel. We believe these impacts are the result of deficiencies in design of the vessels. Further, we believe the impacts of the design deficiencies are the responsibility of the customer, and accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the previous forecast cost increases associated with the impacts of the design deficiencies. However, we can provide no assurance that we will be successful recovering these costs. Our forecasts at June 30, 2022 do not reflect potential future benefits, if any, from the favorable resolution of the lawsuit.

At June 30, 2022, the second vessel was approximately 95% complete and is forecast to be completed in the third quarter 2022 (previously the second quarter 2022, but delayed due to the aforementioned modifications to the vessel) and the first vessel was approximately 82% complete and is forecast to be completed in the fourth quarter 2022 (previously the third quarter 2022, but delayed due to the aforementioned modifications to the second vessel which will similarly be made to the first vessel). The projects were in a loss position at June 30, 2022 and our reserve for estimated losses was $1.7 million. Our forecast costs and schedule completion dates for the vessels are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by the successfulness of the modifications to the propulsion system or future challenges with the vessel design deficiencies. While we continue to believe such impacts are the responsibility of the customer, we can provide no assurances that we will be successful recovering any future costs incurred associated with the design deficiencies. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended or we incur additional schedule liquidated damages, the modifications to the propulsion system do not rectify the propulsion system issues, we experience further challenges during sea trials or commissioning of either vessel or other challenges associated with the design deficiencies and are unable to recover associated costs from our customer, the projects would experience further losses.

Changes in Estimates for 2021 – For the three and six months ended June 30, 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $1.9 million and $2.0 million, respectively, and negatively impacted operating results for our Shipyard Division by $0.9 million and $1.7 million, respectively. The changes in estimates were associated with the following:

Fabrication Division

•

Offshore Modules, Material Supply and Subsea Structures Projects – Positive impact for the three and six months ended June 30, 2021 of $1.9 million and $2.0 million, respectively, for our offshore modules, material supply and subsea structures projects, resulting from increased contract price and reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and reduced contingency associated with schedule related liquidated damages. The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers.  At June 30, 2022, the projects were complete.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for the three and six months ended June 30, 2021 of $0.9 million and $1.7 million, respectively, for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to engineering delays and lower than anticipated progress on the project. At June 30, 2022, the vessel was approximately 92% complete and is forecast to be completed in the fourth quarter 2022 (previously the third quarter 2022, but delayed due to design changes). The project was in a loss position at June 30, 2022 and our reserve for estimated losses was $0.4 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, the project would experience further losses.

Other Operating and Project Matters

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region, including our Houma Facilities and operations. Our Houma Facilities did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. Our insurance coverages in effect at the time of the storm generally specify coverage amounts for each of our buildings and major equipment. During 2021 and the second quarter 2022, we received insurance payments of $1.0 million and $7.0 million, respectively, from our insurance carriers associated with damage to our buildings. Such payments are nonrefundable and represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings. To the extent we incur repair costs for a building in excess of the applicable depreciated value, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building. The proceeds received during the 2022 period are included within the operating cash flow section of our Statement of Cash Flows as the proceeds have been, or are anticipated to be, used to repair our damaged buildings that were not impaired. The timing of payments from our insurance carriers have, and may continue to, differ from when we incur the applicable repair and clean-up costs, and accordingly, we have accounted for such differences in timing as follows:

•

To the extent we incurred repair costs in excess of insurance proceeds received to date, we recorded an insurance receivable when we believe such amounts are probable of recovery under our insurance policies.

•

To the extent we determined that damage to an asset resulted in a complete loss, we recorded an insurance receivable up to the impairments recognized when we believe such amounts are probable of recovery under our insurance policies.

•

To the extent proceeds received exceeded repair costs incurred to date, we recorded an insurance gain as we do not have an obligation to perform the repair activities. Charges will be recorded in future periods to the extent such proceeds received are used for future repair activities that are not deemed to be capital in nature.

•	Insurance deductibles, clean-up costs, and uninsured losses have been expensed.

Based on the above, following the storm we recorded charges of $3.2 million during 2021, and during the three and six months ended June 30, 2022, we recorded gains of $3.4 million and $3.1 million, respectively. The charges and gains are included in other (income) expense, net on our Statement of Operations. In addition, at June 30, 2022, we had total insurance receivables on our Balance Sheet of $1.2 million. We are continuing to assess the full extent of damage to our buildings and equipment, and applicable insurance coverage amounts, and restoration efforts are ongoing. We expect to incur future repair costs of approximately $1.0 million to $3.0 million associated with previously received insurance payments for certain buildings. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to our second forty-vehicle ferry project, the MPSVs (and associated equipment) that are in our possession and subject to dispute, and certain bulkheads where the vessels were moored. We have retained advisors to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During each of the three and six months ended June 30, 2022, we recorded charges of $0.2 million related to actual costs incurred associated with our insurance coverages, without giving consideration to potential recoveries from the third-parties associated with damage caused by their vessels, as we expect these deductibles to be met absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations. We are working with our insurance providers and advisors to assess the full extent of damage to the MPSVs and bulkheads and applicable insurance coverage amounts, which may be subject to further deductibles associated with our insurance coverages of approximately $0.5 million. See Note 7 for further discussion of our MPSV dispute.

3. SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (“Transaction Date”), we entered into a definitive agreement and sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs). We received $27.7 million of the Transaction Price during 2021 ($26.4 million in the second quarter 2021 and $1.3 million in fourth quarter 2021) and the remaining $0.9 million was received in the second quarter 2022, subsequent to Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below). We also received $7.8 million during the second quarter 2021 associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date (“Working Capital True-Up”).

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
•

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that are under construction (“Active Retained Shipyard Contracts”) and two multi-purpose supply vessel (“MPSV”) projects that are subject to dispute (collectively with the Active Retained Shipyard Contracts, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;

•	Lake Charles Facility and Jennings Facility (which were closed in the fourth quarter 2020) and related lease obligations; and
•	Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Active Retained Shipyard Contracts.

Impairment and Transaction Loss – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021. We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during three months ended March 31, 2021 and six months ended June 30, 2021. We based our fair value estimate on the Transaction Price, inclusive of an estimate of the Working Capital True-Up, associated with the Shipyard Transaction. In addition, we incurred transaction and other costs of $1.9 million and $2.6 million, respectively, during the three and six months ended June 30, 2021, associated with the Shipyard Transaction.

Other – At June 30, 2022 and December 31, 2021, the net liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $2.9 million and $8.7 million, respectively. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is anticipated to occur by the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2).

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three and six months ended June 30, 2021 have been classified as discontinued operations on our Statement of Operations. We had no material operating results of discontinued operations for the three or six months ended June 30, 2022, and no material assets and liabilities of discontinued operations at June 30, 2022 or December 31, 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

A summary of the operating results and cash flows from discontinued operations for the three and six months ended June 30, 2021, is as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$6,471	$41,637
Cost of revenue	6,406	33,912
Gross profit(1)	65	7,725
General and administrative expense	73	413
Impairments and (gain) loss on assets held for sale, net(2)	1,903	25,331
Other (income) expense, net	(660)	(647)
Operating loss	(1,251)	(17,372)
Income tax (expense) benefit(3)	—	—
Loss from discontinued operations, net of taxes	$(1,251)	$(17,372)

Six Months Ended June 30, 2021
Operating cash flows from discontinued operations	$(8,474)
Investing cash flows from discontinued operations	$31,424

(1)	Includes a benefit of $8.4 million for the six months ended June 30, 2021, due to changes in estimated margins for our towing, salvage and rescue ship projects.
(2)

Includes transaction and other costs of $1.9 million and $2.6 million respectively, for the three and six months ended June 30, 2021, and impairments of $22.8 million for the six months ended June 30, 2021, associated with the Shipyard Transaction (see discussion above).

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

The following table summarizes our preliminary purchase price allocation at the Acquisition Date:

Tangible assets and liabilities:
Land and buildings(1)	$475
Machinery and equipment(2)	2,557
Right-of-use asset(3)	2,000
Accrued expenses and other liabilities	(672)
Net tangible assets and liabilities	4,360
Intangible assets - customer relationships(4)	996
Goodwill	2,217
Purchase Price(5)	$7,573

(1)	Land and buildings – Represents an acquired operating facility located in Ingleside, Texas (“Ingleside Facility”). The fair value of the facility was estimated based on a third-party appraisal.
(2)	Machinery and equipment – Represents acquired machinery, equipment and vehicles. The fair values of the assets were estimated based on third-party appraisals.
(3)

Right-of-use asset – Represents a fabrication and operating facility located in Harvey, Louisiana (“Harvey Facility”) that is subject to a lease arrangement with Dynamic that expired on June 30, 2022; however, during the second quarter 2022 the lease was extended through September 1, 2022. The Harvey Facility is also subject to a separate purchase option that enables us to buy the facility from Dynamic prior to December 2, 2022, for a nominal amount (“Harvey Option”). We believe it is probable we will exercise the Harvey Option, and accordingly, have concluded that the arrangement represents a finance lease under the guidance of ASC 842,“Leases”, due to the Harvey Option representing a bargain purchase option. We have reflected the estimated fair value of the Harvey Facility plus future lease payment obligations as a right-of-use asset in our preliminary purchase price allocation, with the estimated fair value based on a combination of a third-party appraisal, third-party indications of interest for the facility, and indications of value communicated by and between us and Dynamic during the due diligence process. The corresponding lease liability is not material.

(4)

Customer relationships – Represents the estimated fair value of existing underlying customer relationships with estimated lives of 7 years. The fair value was estimated based on a multi-period excess earnings method which incorporated Level 3 inputs. The significant assumptions used in estimating fair value included revenue and income projections for the DSS Business and the estimated discount rate that reflects the level of risk associated with receiving future cash flows. For the three and six months ended June 30, 2022, amortization expense for our intangible assets was less than $0.1 million and $0.1 million, respectively, and our amortization expense is estimated to be $0.1 million to $0.2 million for each of 2022, 2023, 2024, 2025 and 2026, and $0.3 million thereafter.

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

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the DSS Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the DSS Acquisition and related events as if they occurred on January 1, 2020 (the earliest period presented in our 2021 Annual Report), and gives effect to pro forma events that are directly attributable to the DSS Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the DSS Business following the DSS Acquisition. The Pro Forma Information for the three and six months ended June 30, 2021, reflects adjustments to include: (1) incremental intangibles amortization and depreciation expense of $0.1 and $0.2 million, respectively, associated with fair value adjustments related to the DSS Acquisition and (2) the historical results of the DSS Business for the period. Revenue attributable to the DSS Business for the three and six months ended June 30, 2021 was $12.9 million and $23.6 million, respectively, and net income was $0.8 million and $0.7 million, respectively. The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined Company following the DSS Acquisition.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Pro forma revenue from continuing operations	$37,173	$71,636
Pro forma net loss from continuing operations	(730)	(3,320)
Per share data:
Basic and diluted loss from continuing operations	$(0.05)	$(0.21)

5. IMPAIRMENTS AND (GAIN) LOSS ON ASSETS HELD FOR SALE

At June 30, 2022, our assets held for sale consisted of one 660-ton crawler crane within our Fabrication Division. A summary of our assets held for sale at June 30, 2022 and December 31, 2021, is as follows (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$4,587	$4,587
Accumulated depreciation	(2,787)	(2,787)
Total	$1,800	$1,800

During the six months ended June 30, 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two crawler cranes that were held for sale by our Fabrication Division. No significant gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets. See Note 3 for discussion of impairments associated with our discontinued operations.

6. CREDIT FACILITIES AND DEBT

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At June 30, 2022, we had $1.7 million of outstanding letters of credit under the LC Facility.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At June 30, 2022, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates primarily to our Active Retained Shipyard Contracts. See Note 7 for further discussion of our MPSV dispute.

Insurance Finance Arrangement

During the second quarter 2022, we renewed our property and equipment insurance coverages, and in connection therewith, entered into a short-term premium finance arrangement totaling $2.4 million, payable in ten equal monthly installments and accruing interest at a fixed rate of 4.3% per annum. We consider the transaction to be a non-cash financing activity, with the initial financed amount reflected within accrued expenses and other liabilities on our Balance Sheet, and a corresponding asset reflected within prepaid expenses and other assets on our Balance Sheet. We have reflected principal repayments of $0.2 million for the six months ended June 30, 2022, as a financing activity on our Statement of Cash Flows, and at June 30, 2022, our remaining principal balance was $2.2 million.

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

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At both June 30, 2022 and December 31, 2021, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing our net receivable amount at the time of the customer's purported terminations of the construction contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer. See Note 2 for discussion of damage to the MPSVs resulting from Hurricane Ida.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, third party liability and workers' compensation claims. We expect liabilities in excess of any deductibles and self-insured retentions for workers’ compensation claims to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred associated with damage caused by Hurricanes Ida.

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

8. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$528	$(1,578)	$(4,499)	$(3,994)
Loss from discontinued operations, net of taxes	—	(1,251)	—	(17,372)
Net income (loss)	$528	$(2,829)	$(4,499)	$(21,366)

Basic and diluted income (loss) from continuing operations	$0.03	$(0.10)	$(0.29)	$(0.26)
Basic and diluted loss from discontinued operations	—	(0.08)	—	(1.12)
Basic and diluted income (loss) per common share	$0.03	$(0.18)	$(0.29)	$(1.38)

Weighted average shares	15,836	15,528	15,750	15,466

9. OPERATING SEGMENTS

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three and six months ended June 30, 2021 has been recast to conform to the presentation of our reportable segments for the three and six months ended June 30, 2022. Our three operating divisions and Corporate Division are discussed below:

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we completed the Shipyard Transaction, which included the Divested Shipyard Contracts and our Shipyard Facility. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the three and six months ended June 30, 2021 have been classified as discontinued operations on our Statement of Operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations by the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2). See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

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

Other – We have made adjustments to our previously issued financial statements for the three and six months ended June 30, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See Note 1 for further discussion of the error corrections.

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of June 30, 2022 and 2021, and for the three and six months ended June 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,180	$10,839	$2,968	$(85)	$35,902
Gross profit (loss)	3,204	(1,369)	(163)	—	1,672
Operating income (loss)	2,335	1,600	(1,384)	(2,018)	533
Depreciation and amortization expense	386	813	—	74	1,273
Capital expenditures	—	34	—	—	34
Total assets(1)	33,670	33,392	17,137	48,801	133,000

	Six Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$42,844	$16,456	$5,465	$(177)	$64,588
Gross profit (loss)	5,132	(3,390)	(490)	—	1,252
Operating income (loss)	3,522	(1,333)	(2,572)	(4,066)	(4,449)
Depreciation and amortization expense	746	1,629	—	149	2,524
Capital expenditures	318	156	—	—	474
Total assets(1)	33,670	33,392	17,137	48,801	133,000

	Three Months Ended June 30, 2021
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$10,278	$11,242	$3,129	$(381)	$24,268
Gross profit (loss)	1,598	706	(1,005)	(78)	1,221
Operating income (loss)	1,292	427	(1,064)	(2,142)	(1,487)
Depreciation and amortization expense	141	860	—	81	1,082
Capital expenditures	—	419	—	—	419
Total assets(1)	11,302	36,005	17,524	84,241	149,072

	Six Months Ended June 30, 2021
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$17,784	$22,978	$8,259	$(968)	$48,053
Gross profit (loss)	2,162	1,187	(1,937)	(166)	1,246
Operating income (loss)	1,565	1,073	(2,269)	(4,089)	(3,720)
Depreciation and amortization expense	298	1,691	—	160	2,149
Capital expenditures	—	579	—	—	579
Total assets(1)	11,302	36,005	17,524	84,241	149,072

(1)	Cash and short-term investments are reported within our Corporate Division.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants) as well as the war in Ukraine and the corresponding volatility in oil prices and the impact thereof on our business; our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the ability to successfully integrate the DSS Acquisition; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; timing and award of new contracts; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather impacts to operations; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to sell certain assets; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and any other material legal proceedings; operating dangers, weather events and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ skilled workers; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries, including in response to Russia’s invasion of Ukraine; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report and as may be further updated by subsequent filings with the SEC.

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

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition (discussed below) and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three and six months ended June 30, 2021 has been recast to conform to the presentation of our reportable segments for the three and six months ended June 30, 2022. See Note 9 of our Financial Statements for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2). We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, financial information for the three and six months ended June 30, 2021 reflect discontinued operations presentation. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division for the three and six months ended June 30, 2022. See Note 4 for further discussion of the DSS Acquisition.

Impacts to Operations from Oil Price Volatility, COVID-19 and Russia’s Invasion of Ukraine

Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine in February 2022, and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which may positively impact our end markets; however, the duration and broader consequences of this conflict are difficult to predict at this time.

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

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at June 30, 2022, our cash balance totaled $40.8 million. To preserve our liquidity position, we have undertaken cost reduction initiatives, monetized under-utilized assets and facilities, and are maintaining an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced.

Efforts to improve our resource utilization and centralize key project resources – We have improved our resource utilization and centralized key project resources through the rationalization and integration of our facilities and operations.

•

Consolidation of our fabrication activities – In the first quarter 2020, we combined our former Fabrication Division and Services Division to form an integrated new division called Fabrication & Services. Prior to the combination, both divisions included fabrication activities and our Services Division also included services activities. As discussed above, in the first quarter 2022 we realigned our Fabrication & Services Division to form two separate divisions called Services and Fabrication, with all services activities now included in our Services Division and all fabrication activities now included in our Fabrication Division.

•

Closure of Jennings Facility and Lake Charles Facility – In the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and representing a preliminary step in the wind down of our Shipyard Division operations discussed further below. In addition, we have entered into a sublease arrangement with a third-party for the Jennings Facility, which eliminated our ongoing carry costs for the facility and will fully offset our lease costs for the facility for the duration of our lease.

•

Completion of Shipyard Transaction and anticipated wind down of Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts, which is anticipated to occur by the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2). The Shipyard Transaction and wind down of the Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions.

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

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Active Retained Shipyard Contracts);
•	Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects;
•	The successful integration of the DSS Business within our Services Division;
•	The successful wind down of our Shipyard Division operations;
•	The successful restoration of our Houma Facilities within our insurance coverage amounts, resulting from damage previously caused by Hurricane Ida; and
•

Our ability to resolve our dispute with a customer related to the construction of two MPSVs or any other material legal proceedings. See Note 7 and “Legal Proceedings” in Part II, Item 1 for further discussion of our MPSV dispute.

In addition, the near-term utilization of our Fabrication Division will be impacted by the delay in timing of new project awards and our operations may continue to be impacted by inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our near-term results may also be adversely affected by costs associated with (i) the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition, and (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives. See Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine, and “Results of Operations” below and Note 2 for further discussion of our project impacts.

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

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at June 30, 2022, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Services	$23,060	$8,804	$42,462	$15,227
Fabrication	11,726	9,769	20,022	15,480
Shipyard	833	—	833	—
Eliminations	(85)	(381)	(177)	(968)
Total	$35,534	$18,192	$63,140	$29,739

Backlog by Division at June 30, 2022 and December 31, 2021, is as follows (in thousands):

	June 30, 2022		December 31, 2021
	Amount	Labor Hours	Amount	Labor Hours
Services	$2,117	34	$2,499	32
Fabrication	7,913	64	4,348	41
Shipyard	5,476	30	10,223	106
Total(1),(2)	$15,506	128	$17,070	179

(1)	We expect to recognize all of our backlog at June 30, 2022, as revenue in 2022.
(2)	At June 30, 2022, our significant projects in backlog included the following:
(i)

Construction of two forty-vehicle ferries within our Shipyard Division. We estimate completion of the second vessel in the third quarter 2022 and the first vessel in the fourth quarter 2022 (previously the second quarter 2022 and third quarter 2022, respectively, but delayed and subject to the potential schedule impacts further discussed in Note 2); and

(ii)

Construction of a seventy-vehicle ferry within our Shipyard Division. We estimate completion of the vessel in the fourth quarter 2022 (previously the third quarter 2022, but delayed as further discussed in Note 2).

Results of Operations

We have made adjustments to our previously issued financial statements for the three and six months ended June 30, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See Note 1 and Note 9 for further discussion of the error corrections.

Comparison of the Three Months Ended June 30, 2022 and 2021 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$35,534	$18,192	$17,342

Revenue	$35,902	$24,268	$11,634
Cost of revenue	34,230	23,047	(11,183)
Gross profit	1,672	1,221	451
Gross profit percentage	4.7%	5.0%
General and administrative expense	4,345	3,088	(1,257)
Other (income) expense, net	(3,206)	(380)	2,826
Operating income (loss)	533	(1,487)	2,020
Interest (expense) income, net	(18)	(95)	77
Income (loss) before income taxes	515	(1,582)	2,097
Income tax (expense) benefit	13	4	9
Income (loss) from continuing operations	528	(1,578)	2,106
Loss from discontinued operations, net of taxes	—	(1,251)	1,251
Net income (loss)	$528	$(2,829)	$3,357

References below to 2022 and 2021 refer to the three months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $35.5 million and $18.2 million, respectively, and were primarily related to offshore services work within our Services Division and small-scale fabrication work within our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $35.9 million and $24.3 million, respectively, representing an increase of 47.9%. The increase was primarily due to:

Higher revenue for our Services Division of $11.9 million, primarily attributable to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity, offset partially by,

Lower revenue for our Fabrication Division of $0.4 million, primarily attributable to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,
•	Increased small-scale fabrication project activity, and

Lower revenue for our Shipyard Division of $0.2 million, primarily attributable to:

•	Lower revenue for our seventy-vehicle ferry project, offset partially by,
•	Higher revenue for our forty-vehicle ferry projects.

Gross profit – Gross profit for 2022 and 2021 was $1.7 million (4.7% of revenue) and $1.2 million (5.0% of revenue), respectively. The gross profit for 2022 was primarily impacted by:

•	A strong market and demand for the services provided by our Services Division, and
•	The benefit of a facility fee to guarantee fabrication capacity for a customer for the quarter for our Fabrication Division, offset partially by,
•	Low revenue due to low backlog levels for our Fabrication Division,
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division, and
•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute for our Shipyard Division.

The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business) for our Services Division,
•	A higher margin mix relative to 2021 for both our Fabrication Division (including the benefit of the aforementioned facility fee) and Services Division, and
•	Project charges of $0.9 million for 2021 for our Shipyard Division, offset partially by,
•	Lower revenue for our Fabrication Division,
•	An increase in the under-recovery of overhead costs for our Fabrication Division, and
•	Project improvements of $1.9 million for 2021 for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $4.3 million and $3.1 million, respectively, representing an increase of 40.7%. The increase was primarily due to:

•	Higher legal and advisory fees associated with our MPSV dispute,
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets, and
•	Higher costs associated with initiatives to diversify and enhance our business.

General and administrative expense included legal and advisory fees of $1.0 million and $0.3 million for 2022 and 2021, respectively, associated with our MPSV dispute, which are reflected within our Shipyard Division. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $3.2 million and $0.4 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other income for 2022 was primarily due to:

•	Gains of $3.4 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings at our Houma Facilities for our Fabrication Division, offset partially by,
•	Costs of $0.1 million associated with integrating operations and consolidating facilities related to the DSS Business for our Services Division,
•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to the MPSVs which are in our possession and subject to dispute for our Shipyard Division, and
•	Carry costs associated with our leased Lake Charles Facility (which was closed in the fourth quarter 2020) for our Shipyard Division.

Other income for 2021 was primarily due to:

•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura for our Shipyard Division, and
•	Gains on the sales of equipment and scrap materials for our Fabrication Division, offset partially by,
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility.

See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was expense of less than $0.1 million and expense of $0.1 million, respectively. Interest (expense) income, net for both periods primarily includes interest incurred on the unused portion of our LC Facility, offset partially by interest earned on our cash and short-term investment balances. The 2021 period also included interest incurred on our former PPP Loan. The decrease in expense for 2022 relative to 2021 was primarily due to the additional expense item for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax expense was recorded for our income for 2022 as it was fully offset by the reversal of valuation allowance, and no federal income tax benefit was recorded for our loss for 2021 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Operating Segments

Services Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$23,060	$8,804	$14,256

Revenue	$22,180	$10,278	$11,902
Gross profit	3,204	1,598	1,606
Gross profit percentage	14.4%	15.5%
General and administrative expense	760	306	(454)
Other (income) expense, net	109	—	(109)
Operating income	2,335	1,292	1,043

Operating results for our Services Division for 2022 include the results of the DSS Business. See Note 4 for further discussion of the DSS Acquisition. References below to 2022 and 2021 refer to the three months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $23.1 million and $8.8 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $22.2 million and $10.3 million, respectively, representing an increase of 115.8%. The increase was primarily due to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $3.2 million (14.4% of revenue) and $1.6 million (15.5% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business), and
•	A higher margin mix relative to 2021.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.8 million and $0.3 million, respectively, representing an increase of 148.4%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.1 million and was primarily due to costs associated with integrating operations and consolidating facilities related to the DSS Business.

Fabrication Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$11,726	$9,769	$1,957

Revenue	$10,839	$11,242	$(403)
Gross profit (loss)	(1,369)	706	(2,075)
Gross profit (loss) percentage	(12.6)%	6.3%
General and administrative expense	567	455	(112)
Other (income) expense, net	(3,536)	(176)	3,360
Operating income	1,600	427	1,173

References below to 2022 and 2021 refer to the three months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $11.7 million and $9.8 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $10.8 million and $11.2 million, respectively, representing a decrease of 3.6%. The decrease was primarily due to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,
•	Increased small-scale fabrication project activity.

Gross profit (loss) – Gross loss for 2022 was $1.4 million (12.6% of revenue) and gross profit for 2021 was $0.7 million (6.3% of revenue). The gross loss for 2022 was primarily due to:

•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•	The benefit of a facility fee to guarantee fabrication capacity for a customer for the quarter.

The gross loss for 2022 relative to gross profit for 2021 was primarily due to:

•	Lower revenue,
•	An increase in the under-recovery of overhead costs due to a decrease in work hours associated with our large fabrication activity, and
•	Project improvements of $1.9 million for 2021 on our material supply, offshore modules and marine docking structures projects, offset partially by,
•	A higher margin mix relative to 2021, including the benefit of the aforementioned facility fee for 2022.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.2 million and $0.3 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.6 million and $0.5 million, respectively, representing an increase of 24.6%. The increase was primarily due to higher business development costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $3.5 million and $0.2 million, respectively. Other income for 2022 was primarily due to gains of $3.4 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings at our Houma Facilities. Other income for 2021 was primarily due to gains on the sales of equipment and scrap materials. See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$833	$—	$833

Revenue	$2,968	$3,129	$(161)
Gross loss	(163)	(1,005)	842
Gross loss percentage	(5.5)%	(32.1)%
General and administrative expense	1,000	263	(737)
Other (income) expense, net	221	(204)	(425)
Operating loss	(1,384)	(1,064)	(320)

References below to 2022 and 2021 refer to the three months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 were $0.8 million and were due to change orders for our two forty-vehicle ferry projects.

Revenue – Revenue for 2022 and 2021 was $3.0 million and $3.1 million, respectively, representing a decrease of 5.1%. The decrease was primarily due to:

•	Lower revenue for our seventy-vehicle ferry project due to reduced construction and procurement activities, offset partially by,
•	Higher revenue for our first forty-vehicle ferry project due to increased construction activities.

Gross loss – Gross loss for 2022 and 2021 was $0.2 million (5.5% of revenue) and $1.0 million (32.1% of revenue), respectively. The gross loss for 2022 was primarily due to holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute. The decrease in gross loss for 2022 relative to 2021 was primarily due to project charges of $0.9 million for 2021 on our seventy-vehicle ferry project. See Note 2 for further discussion of our project impacts and Note 7 for further discussion of our MPSV dispute.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.0 million and $0.3 million, respectively, representing an increase of 280.2%. General and administrative expense relates to legal and advisory fees associated with our MPSV dispute. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.2 million and income $0.2 million, respectively. Other expense for 2022 and was primarily due to:

•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Lake Charles Facility (which was closed in the fourth quarter 2020).

Other income for 2021 was primarily due to:

•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura, offset partially by,
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility.

Corporate Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards (eliminations)	$(85)	$(381)	$296

Revenue (eliminations)	$(85)	$(381)	$296
Gross loss	—	(78)	78
General and administrative expense	2,018	2,064	46
Other (income) expense, net	—	—	—
Operating loss	(2,018)	(2,142)	124

References below to 2022 and 2021 refer to the three months ended June 30, 2022 and 2021, respectively.

Gross loss – Gross loss for 2021 was $0.1 million and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.0 million and $2.1 million, respectively, representing a decrease of 2.2% and was primarily due to various cost savings.

Discontinued Operations

	Three Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
Revenue	$—	$6,471	$(6,471)
Gross profit	—	65	(65)
Gross profit percentage	—	1.0%
General and administrative expense	—	73	73
Impairments and (gain) loss on assets held for sale, net	—	1,903	1,903
Other (income) expense, net	—	(660)	(660)
Operating loss	—	(1,251)	1,251

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for the three months ended June 30, 2022. References below to 2021 refer to the three months ended June 30, 2021. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revenue – Revenue for 2021 was $6.5 million and was primarily related to our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction.

Gross profit – Gross profit for 2021 was $0.1 million (1.0% of revenue) and was primarily impacted by:

•	A backlog for our discontinued operations that was generally at, or near, break-even or in a loss position, and accordingly, resulted in revenue with low or no gross profit, and
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources.

See Note 3 for further discussion of our project impacts attributable to discontinued operations.

General and administrative expense – General and administrative expense for 2021 was $0.1 million.

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2021 was a loss of $1.9 million and was primarily due to transaction and other costs associated with the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.7 million and was primarily due to gains from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

Comparison of the Six Months Ended June 30, 2022 and 2021 (in thousands in each table, except for percentages)

Consolidated

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$63,140	$29,739	$33,401

Revenue	$64,588	$48,053	$16,535
Cost of revenue	63,336	46,807	(16,529)
Gross profit	1,252	1,246	6
Gross profit percentage	1.9%	2.6%
General and administrative expense	8,455	5,875	(2,580)
Other (income) expense, net	(2,754)	(909)	1,845
Operating loss	(4,449)	(3,720)	(729)
Interest (expense) income, net	(58)	(289)	231
Loss before income taxes	(4,507)	(4,009)	(498)
Income tax (expense) benefit	8	15	(7)
Loss from continuing operations	(4,499)	(3,994)	(505)
Loss from discontinued operations, net of taxes	—	(17,372)	17,372
Net loss	$(4,499)	$(21,366)	$16,867

References below to 2022 and 2021 refer to the six months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $63.1 million and $29.7 million, respectively, and were primarily related to offshore services work within our Services Division and small-scale fabrication work within our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $64.6 million and $48.1 million, respectively, representing an increase of 34.4%. The increase was primarily due to:

Higher revenue for our Services Division of $25.1 million, primarily attributable to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity, offset partially by,

Lower revenue for our Fabrication Division of $6.5 million, primarily attributable to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,
•	Increased small-scale fabrication project activity, and

Lower revenue for our Shipyard Division of $2.8 million, primarily attributable to:

•	Lower revenue for our seventy-vehicle ferry project due to reduced construction and procurement activities, offset partially by,
•	Higher revenue for our first forty-vehicle ferry project due to increased construction activities.

Gross profit – Gross profit for 2022 and 2021 was $1.3 million (1.9% of revenue) and $1.2 million (2.6% of revenue), respectively. Gross profit for 2021 was primarily impacted by:

•	A strong market and demand for the services provided by our Services Division, and
•	The benefit of a facility fee to guarantee fabrication capacity for a customer for the quarter for our Fabrication Division, offset partially by,
•	Low revenue due to low backlog levels for our Fabrication Division,
•	The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources for our Fabrication Division, and
•	Holding costs of $0.4 million related to the two MPSVs that remain in our possession and are subject to dispute for our Shipyard Division.

The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business) for our Services Division,
•	Project charges of $1.7 million for 2021 for our Shipyard Division, and
•	A higher margin mix relative to 2021 for both our Fabrication Division (including the benefit of the aforementioned facility fee) and Services Division, offset partially by,
•	Lower revenue for our Fabrication Division,
•	An increase in the under-recovery of overhead costs for our Fabrication Division, and
•	Project improvements of $2.0 million for 2021 for our Fabrication Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $8.5 million and $5.9 million, respectively, representing an increase of 43.9%. The increase was primarily due to:

•	Higher legal and advisory fees associated with our MPSV dispute,
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets,
•	Higher incentive plan costs, and
•	Higher costs associated with initiatives to diversify and enhance our business.

General and administrative expense included legal and advisory fees of $1.7 million and $0.5 million for 2022 and 2021, respectively, associated with our MPSV contract dispute, which are reflected within our Shipyard Division. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $2.8 million and $0.9 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment other than assets held for sale, and income or expense associated with certain nonrecurring items. Other income for 2022 was primarily due to:

•	Gains of $3.1 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings at our Houma Facilities for our Fabrication Division, offset partially by,
•	Costs of $0.1 million associated with integrating operations and consolidating facilities related to the DSS Business for our Services Division,
•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to the MPSVs which are in our possession and subject to dispute for our Shipyard Division, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020) for our Shipyard Division.

Other income for 2021 was primarily due to:

•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura for our Shipyard Division,
•	A gain of $0.4 million associated with the settlement of a property tax dispute for our Fabrication Division, and
•	Gains on the sales of equipment and scrap materials for our Fabrication Division, offset partially by,
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility for our Shipyard Division.

See Note 1 for further discussion of the impacts of Hurricane Ida.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was expense of $0.1 million and $0.3 million, respectively. Interest (expense) income, net for both periods primarily includes interest incurred on the unused portion of our LC Facility, offset partially by interest earned on our cash and short-term investment balances. The 2021 period also included interest incurred on our PPP Loan and the write-off of deferred financing costs in connection with an amendment to our LC Facility. The decrease in expense for 2022 relative to 2021 was primarily due to the additional expense items for the 2021 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax benefit was recorded for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Services Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$42,462	$15,227	$27,235

Revenue	$42,844	$17,784	$25,060
Gross profit	5,132	2,162	2,970
Gross profit percentage	12.0%	12.2%
General and administrative expense	1,489	587	(902)
Other (income) expense, net	121	10	(111)
Operating income	3,522	1,565	1,957

References below to 2022 and 2021 refer to the six months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $42.5 million and $15.2 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $42.8 million and $17.8 million, respectively, representing an increase of 140.9%. The increase was primarily due to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $5.1 million (12.0% of revenue) and $2.2 million (12.2% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business), and
•	A higher margin mix relative to 2021.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.5 million and $0.6 million, respectively, representing an increase of 153.7%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.1 million and was primarily due to costs associated with integrating operations and consolidating facilities related to the DSS Business.

Fabrication Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$20,022	$15,480	$4,542

Revenue	$16,456	$22,978	$(6,522)
Gross profit (loss)	(3,390)	1,187	(4,577)
Gross profit (loss) percentage	(20.6)%	5.2%
General and administrative expense	1,192	906	(286)
Other (income) expense, net	(3,249)	(792)	2,457
Operating income (loss)	(1,333)	1,073	(2,406)

References below to 2022 and 2021 refer to the six months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $20.0 million and $15.5 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $16.5 million and $23.0 million, respectively, representing a decrease of 28.4%. The decrease was primarily due to:

•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,
•	Increased small-scale fabrication project activity.

Gross profit (loss) – Gross loss for 2022 was $3.4 million (20.6% of revenue) and gross profit for 2021 was $1.2 million (5.2% of revenue). The gross loss for 2022 was primarily due to:

•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•	The benefit of a facility fee to guarantee fabrication capacity for a customer for the quarter.

The gross loss for 2022 relative to gross profit for 2021 was primarily due to:

•	Lower revenue,
•	An increase in the under-recovery of overhead costs due to a decrease in work hours associated with our large fabrication activity, and
•	Project improvements of $2.0 million for 2021 on our offshore modules, material supply and subsea structures project, offset partially by,
•	A higher margin mix relative to 2021, including the benefit of the aforementioned facility fee for 2022.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.4 million and $0.6 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.2 million and $0.9 million, respectively, representing an increase of 31.6%. The increase was primarily due to higher business development costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $3.2 million and $0.8 million, respectively. Other income for 2022 was primarily due to gains of $3.1 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings at our Houma Facilities. Other income for 2021 was primarily due to:

•	A gain of $0.4 million associated with the settlement of a property tax dispute, and
•	Gains on the sales of equipment and scrap materials.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$833	$—	$833

Revenue	$5,465	$8,259	$(2,794)
Gross loss	(490)	(1,937)	1,447
Gross loss percentage	(9.0)%	(23.5)%
General and administrative expense	1,746	459	(1,287)
Other (income) expense, net	336	(127)	(463)
Operating loss	(2,572)	(2,269)	(303)

References below to 2022 and 2021 refer to the six months ended June 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 were $0.8 million and were due to change orders for our two forty-vehicle ferry projects.

Revenue – Revenue for 2022 and 2021 was $5.5 million and $8.3 million, respectively, representing a decrease of 33.8%. The decrease was primarily due to:

•	Lower revenue for our seventy-vehicle ferry project due to reduced construction and procurement activities, offset partially by,
•	Higher revenue for our first forty-vehicle ferry project due to increased construction activities.

Gross loss – Gross loss for 2022 and 2021 was $0.5 million (9.0% of revenue) and $1.9 million (23.5% of revenue), respectively. The gross loss for 2022 was primarily due to:

•	Holding costs of $0.4 million related to the two MPSVs that remain in our possession and are subject to dispute, and
•	Project charges of $0.1 million related to our insurance deductible associated with damage incurred during sea trials for our second forty-vehicle ferry project.

The decrease in gross loss for 2022 relative to 2021 was primarily due to project charges of $1.7 million for 2021 on our seventy-vehicle ferry project. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.7 million and $0.5 million, respectively, representing a increase of 280.4%. General and administrative expense relates to legal and advisory fees associated with our MPSV contract dispute. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.3 million and income of $0.1 million, respectively. Other expense for 2022 was primarily due to:

•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020).

Other income for 2021 was primarily due to:

•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura, offset partially by,
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility.

Corporate Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards (eliminations)	$(177)	$(968)	$791

Revenue (eliminations)	$(177)	$(968)	$791
Gross loss	—	(166)	166
General and administrative expense	4,028	3,923	(105)
Other (income) expense, net	38	—	(38)
Operating loss	(4,066)	(4,089)	23

References below to 2022 and 2021 refer to the six months ended June 30, 2022 and 2021, respectively.

Gross loss – Gross loss for 2021 was $0.2 million and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $4.0 million and $3.9 million, respectively, representing an increase of 14.0%. The increase was primarily due to:

•

Higher incentive plan costs (due to the graded vesting method for the recognition of compensation expense for performance-based restricted stock unit awards, which results in the accelerated amortization of compensation expense over the vesting period), and

•	Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•	Various cost savings.

Discontinued Operations

	Six Months Ended June 30,		Favorable (Unfavorable)
	2022	2021	Change
Revenue	$—	$41,637	$(41,637)
Gross profit	—	7,725	(7,725)
Gross profit percentage	—	18.6%
General and administrative expense	—	413	413
Impairments and (gain) loss on assets held for sale, net	—	25,331	25,331
Other (income) expense, net	—	(647)	(647)
Operating loss	—	(17,372)	17,372

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for the six months ended June 30, 2022. References below to 2021 refer to the six months ended June 30, 2021.

Revenue – Revenue for 2021 was $41.6 million and was primarily related to:

•	Our harbor tug projects which were completed in the first quarter 2021, and
•	Our research vessel projects and towing, salvage and rescue ship projects that were sold in connection with the Shipyard Transaction.

Gross profit – Gross profit for 2021 was $7.7 million (18.6% of revenue) and was primarily impacted by:

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

General and administrative expense – General and administrative expense for 2021 was $0.4 million.

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

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.6 million and was primarily due to a gain from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and restricted cash. At June 30, 2022, our cash, cash equivalents and restricted cash totaled $40.8 million as follows (in thousands):

June 30, 2022
Cash and cash equivalents	$39,117
Restricted cash, current	1,703
Total cash, cash equivalents and restricted cash	$40,820

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

At June 30, 2022, our working capital was $54.0 million and included $40.8 million of cash, cash equivalents and restricted cash and $1.8 million of assets held for sale. Excluding cash, cash equivalents, restricted cash and assets held for sale, our working capital at June 30, 2022 was $11.4 million, and consisted of: net contract assets and contract liabilities of $1.9 million; contract receivables and retainage of $26.8 million; inventory, prepaid expenses and other current assets of $10.7 million; and accounts payable, accrued expenses and other current liabilities of $28.0 million. The components of our working capital (excluding cash, cash equivalents, restricted cash and assets held for sale) at June 30, 2022 and December 31, 2021, and changes in such amounts during the six months ended June 30, 2022, were as follows (in thousands):

	June 30, 2022	December 31, 2021	Change(3)
Contract assets	$5,185	$4,759	$426
Contract liabilities(1)	(3,309)	(6,648)	3,339
Contracts in progress, net(2)	1,876	(1,889)	3,765
Contract receivables and retainage, net	26,816	15,986	10,830
Prepaid expenses, inventory and other current assets	10,729	8,750	1,979
Accounts payable, accrued expenses and other current liabilities	(28,047)	(23,306)	(4,741)
Total	$11,374	$(459)	$11,833

(1)	Contract liabilities at June 30, 2022 and December 31, 2021, includes accrued contract losses of $2.1 million and $3.9 million, respectively, associated with the Active Retained Shipyard Contracts.
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

Cash Flow Activity (in thousands)

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(13,875)	$(11,369)
Net cash provided by investing activities	475	43,195
Net cash used in financing activities	(369)	(108)

Operating Activities – Cash used in operating activities for the six months ended June 30, 2022 and 2021 was $13.9 million and $11.4 million, respectively, and was primarily due to the net impacts of the following:

2022 Activity

•	Operating loss excluding depreciation and amortization of $2.5 million and stock-based compensation expense of $1.1 million;
•

Increase in contract assets of $0.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division, offset partially by decreased unbilled positions on various projects within our Fabrication Division;

•

Decrease in contract liabilities of $3.3 million, primarily due to a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division;

•

Increase in contract receivables and retainage of $10.8 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects within our Services Division, including projects associated with the DSS Business;

•

Increase in prepaid expenses, inventory and other assets of $0.4 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the collection of the Deferred Transaction Price and the $2.4 million premium finance arrangement discussed further in Note 6;

•

Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million, primarily due to the timing of payments and increased accounts payable positions for various projects within our Services Division and Fabrication Division. The change differs from the table above primarily due to the $2.4 million premium finance arrangement discussed further in Note 6; and

•	Change in noncurrent assets and liabilities, net of $0.3 million.

2021 Activity

•

Operating loss excluding depreciation and amortization of $3.2 million, non-cash asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, and stock-based compensation expense of $0.7 million;

•

Increase in contract assets of $4.6 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts, offset partially by decreased unbilled positions on our seventy-vehicle ferry project within our Shipyard Division and various projects within our Fabrication Division and Services Division;

•

Decrease in contract liabilities of $5.3 million, primarily due to a decrease in advance payments on our Divested Shipyard Contracts and our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division;

•	Decrease in contract receivables and retainage of $1.7 million related to the timing of billings and collections on projects, primarily due to collections on our Divested Shipyard Contracts;
•	Increase in prepaid expenses, inventory and other assets of $0.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•

Decrease in accounts payable, accrued expenses and other current liabilities of $9.9 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts and various projects within our Fabrication Division and Services Division; and

•	Change in noncurrent assets and liabilities, net of $0.5 million.

Investing Activities – Cash provided by investing activities for the six months ended June 30, 2022 and 2021, was $0.5 million and $43.2 million, respectively. Cash provided by investing activities for 2022 was primarily due to proceeds from the Shipyard Transaction of $0.9 million and the sale of assets of $0.1 million, offset partially by capital expenditures of $0.5 million. Cash provided by investing activities for 2021 was primarily due to net proceeds from the Shipyard Transaction of $31.7 million, proceeds from the sale of assets held for sale of $4.4 million, and net maturities of short-term investments of $8.0 million, offset partially by capital expenditures of $0.9 million.

Financing Activities – Cash used in financing activities for the six months ended June 30, 2022 and 2021 was $0.4 million and $0.1 million, respectively. Cash used in financing activities for 2022 was primarily due to financed insurance premium payments of $0.2 million and tax payments made on behalf of employees from vested stock withholdings. Cash used in financing activities for 2021 was primarily due to tax payments made on behalf of employees from vested stock withholdings.

Credit Facilities and Debt

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At June 30, 2022, we had $1.7 million of letters of credit outstanding under the LC Facility.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects. At June 30, 2022, we had $110.8 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute and $55.8 million relates primarily to our Active Retained Shipyard Contracts. It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable to our Shipyard Division operations. We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 6 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts and Note 7 for further discussion of our surety bonds and MPSV dispute.

Insurance Finance Arrangement – During the second quarter 2022, we renewed our property and equipment insurance coverages, and in connection therewith, entered into a short-term premium finance arrangement totaling $2.4 million, payable in ten equal monthly installments and accruing interest at a fixed rate of 4.3% per annum. We consider the transaction to be a non-cash financing activity, with the initial financed amount reflected within accrued expenses and other liabilities on our Balance Sheet, and a corresponding asset reflected within prepaid expenses and other assets on our Balance Sheet. We have reflected principal repayments of $0.2 million for the six months ended June 30, 2022, as a financing activity on our Statement of Cash Flows, and at June 30, 2022, our remaining principal balance was $2.2 million.

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

Liquidity Outlook

As discussed in our Overview, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. In addition, at June 30, 2022, we continue to have $1.8 million of assets held for sale; however, we can provide no assurances that we will successfully sell the assets or that we will recover their carrying value. The primary uses of our liquidity for 2022 and the foreseeable future are to fund:

•	Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication Division until we secure sufficient backlog to fully recover our overhead costs;
•	Capital expenditures;
•	Accrued contract losses for the Active Retained Shipyard Contracts;
•	Working capital requirements for our projects, including the unwind of advance payments on projects;
•	Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•	Legal and other costs associated with our MPSV dispute;
•

Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition);

•	Initiatives to diversify and enhance our business; and
•

Costs associated with the impacts of Hurricane Ida, including insurance deductibles and uninsured losses, if any, as well as repair costs for buildings for which insurance payments have previously been received from our insurance carriers.

We anticipate capital expenditures of approximately $1.0 million to $2.0 million for the remainder of 2022, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at June 30, 2022, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2022 and 2023, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil price volatility, COVID-19, and Russia’s invasion of Ukraine and the U.S. and other countries actions in response. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 of our Financial Statements in Item 1 for discussion of our legal proceedings, including our MPSV dispute, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
10.1	Form of Non-Management Director Restricted Stock Units Agreement. *†
10.2	Form of Performance-Based Restricted Stock Unit Agreement for 2022. *†
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.
†	Management Contract or Compensatory Plan.

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

Date: August 9, 2022