Form 10-Q
period 2022-09-30
GULF ISLAND FABRICATION INC
filed 2022-11-09
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number 001-34279

Gulf Island Fabrication, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-1147390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2170 Buckthorne Place, Suite 420 The woodlands, Texas	77380

(Address of principal executive offices)	(Zip Code)

(713) 714-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	Gifi	Nasdaq

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2022, was 15,923,199.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended September 30, 2022 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2021 Annual Report	Our annual report for the year ended December 31, 2021, filed with the SEC on Form 10-K on March 22, 2022.

Acquisition Date	The closing date of the DSS Acquisition of December 1, 2021.

Active Retained Shipyard Contracts

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that are under construction, which were excluded from the Shipyard Transaction. The Active Retained Shipyard Contracts do not include the contracts and related obligations for the two MPSV projects that are subject to dispute.

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bollinger	Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act, as amended.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

COVID-19	The ongoing global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects, which were included in the Shipyard Transaction.

DSS Acquisition	The acquisition of the DSS Business from Dynamic on December 1, 2021.

DSS Business	The services and industrial staffing businesses of Dynamic, which were acquired in connection with the DSS Acquisition.

DTA(s)	Deferred Tax Asset(s).

Dynamic	Dynamic Industries, Inc.

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities, Ingleside Facility and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Harvey Facility	Our leased facility located in Harvey, Louisiana assumed in connection with the DSS Acquisition that was subject to the Harvey Option.

Harvey Option

Purchase option entered into in connection with the DSS Acquisition that enabled us to buy the Harvey Facility prior to December 2, 2022 for a nominal amount. The option was sold to a third-party in the third quarter 2022.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Ingleside Facility	Our owned facility located in Ingleside, Texas that supports our Services Division, which was acquired in connection with the DSS Acquisition.

inland	Typically, bays, lakes and marshy areas.

Insurance Finance Arrangement	Short-term finance arrangement for insurance premiums associated with our property and equipment insurance coverages.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel piles driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Facility

Our leased facility located near Jennings, Louisiana that previously supported our Shipyard Division and was closed in the fourth quarter 2020, which has been subleased to a third-party for the duration of the lease.

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

Lake Charles Facility	Our leased facility located near Lake Charles, Louisiana that previously supported our Shipyard Division and was closed in the fourth quarter 2020. The lease was terminated in the third quarter 2022.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LNG	Liquified Natural Gas.

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

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our $10.0 million loan from Whitney Bank issued pursuant to the PPP.

Pro Forma Information	The condensed combined financial information that gives effect to the DSS Acquisition as if it had occurred on January 1, 2020 (the earliest period presented in our 2021 Annual Report).

Purchase Price	The purchase price of $7.6 million associated with the DSS Acquisition.

Restrictive Covenant Agreement

Restrictive covenant arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with the Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts	Contracts and related obligations for the Active Retained Shipyard Contracts and two MPSV projects that are subject to dispute, which were excluded from the Shipyard Transaction.

SAB	Staff Accounting Bulletin.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Facility	Our owned facility located in Houma, Louisiana that previously supported our Shipyard Division, which was sold in connection with the Shipyard Transaction.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 19, 2021, which included the Divested Shipyard Contracts and our Shipyard Facility.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties	A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts.

T&M	Time and materials. Work is performed and billed to the customer at contracted time and material rates.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

Transaction Date	The closing date of the Shipyard Transaction of April 19, 2021.

Transaction Price	The base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

Whitney Bank	Hancock Whitney Bank.

Working Capital True-Up

The $7.8 million received in the second quarter 2021 in connection with the Shipyard Transaction associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,257	$52,886
Restricted cash, current	1,703	1,297
Short-term investments	9,809	—
Contract receivables and retainage, net	33,012	15,986
Contract assets	7,807	4,759
Prepaid expenses and other assets	7,435	6,971
Inventory	1,661	1,779
Assets held for sale	—	1,800
Total current assets	87,684	85,478
Restricted cash, noncurrent	—	406
Property, plant and equipment, net	30,868	32,866
Goodwill	2,217	2,217
Other intangibles, net	877	984
Other noncurrent assets	13,093	13,322
Total assets	$134,739	$135,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,664	$9,280
Contract liabilities	4,293	6,648
Accrued expenses and other liabilities	15,244	14,026
Total current liabilities	32,201	29,954
Other noncurrent liabilities	1,188	1,411
Total liabilities	33,389	31,365
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,923 shares issued and outstanding at September 30, 2022 and 15,622 at December 31, 2021	11,518	11,384
Additional paid-in capital	106,720	105,511
Accumulated deficit	(16,888)	(12,987)
Total shareholders’ equity	101,350	103,908
Total liabilities and shareholders’ equity	$134,739	$135,273

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$39,593	$19,587	$104,181	$67,640
Cost of revenue	35,373	19,722	98,709	66,529
Gross profit (loss)	4,220	(135)	5,472	1,111
General and administrative expense	4,510	3,211	12,965	9,086
Other (income) expense, net	(944)	260	(3,698)	(649)
Operating income (loss)	654	(3,606)	(3,795)	(7,326)
Gain on extinguishment of debt	—	9,061	—	9,061
Interest (expense) income, net	(46)	(58)	(104)	(347)
Income (loss) before income taxes	608	5,397	(3,899)	1,388
Income tax (expense) benefit	(10)	(9)	(2)	6
Income (loss) from continuing operations	598	5,388	(3,901)	1,394
Loss from discontinued operations, net of taxes	—	—	—	(17,372)
Net income (loss)	$598	$5,388	$(3,901)	$(15,978)
Per share data:
Basic and diluted income (loss) from continuing operations	$0.04	$0.35	$(0.25)	$0.09
Basic and diluted loss from discontinued operations	—	—	—	(1.12)
Basic and diluted income (loss) per share	$0.04	$0.35	$(0.25)	$(1.03)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	15,359	$11,223	$104,072	$9,181	$124,476
Net loss	—	—	—	(18,537)	(18,537)
Vesting of restricted stock	158	(9)	(91)	—	(100)
Stock-based compensation expense	—	31	282	—	313
Balance at March 31, 2021	15,517	11,245	104,263	(9,356)	106,152
Net loss	—	—	—	(2,829)	(2,829)
Vesting of restricted stock	18	(1)	(7)	—	(8)
Stock-based compensation expense	—	37	327	—	364
Balance at June 30, 2021	15,535	11,281	104,583	(12,185)	103,679
Net income	—	—	—	5,388	5,388
Vesting of restricted stock	17	—	—	—	—
Stock-based compensation expense	—	50	453	—	503
Balance at September 30, 2021	15,552	$11,331	$105,036	$(6,797)	$109,570

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	11,435	105,972	(18,014)	99,393
Net income	—	—	—	528	528
Vesting of restricted stock	148	(6)	(56)	—	(62)
Stock-based compensation expense	—	49	440	—	489
Balance at June 30, 2022	15,923	11,478	106,356	(17,486)	100,348
Net income	—	—	—	598	598
Vesting of restricted stock	—	—	—	—	—
Stock-based compensation expense	—	40	364	—	404
Balance at September 30, 2022	15,923	$11,518	$106,720	$(16,888)	$101,350

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,901)	$(15,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,764	4,282
Asset impairments	484	22,750
Loss on Shipyard Transaction	—	2,581
(Gain) loss on sale of fixed assets, net	(79)	60
Gain on extinguishment of debt	—	(9,061)
Gain on insurance recoveries	(1,200)	—
Stock-based compensation expense	1,464	1,180
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(17,026)	7,164
Contract assets	(3,048)	(4,436)
Prepaid expenses, inventory and other current assets	1,203	(471)
Accounts payable	2,811	(13,261)
Contract liabilities	(2,355)	(6,342)
Accrued expenses and other current liabilities	(288)	904
Noncurrent assets and liabilities, net	(654)	(600)
Net cash used in operating activities	(18,825)	(11,228)
Cash flows from investing activities:
Capital expenditures	(1,032)	(1,080)
Proceeds from Shipyard Transaction, net of transaction costs	886	31,677
Proceeds from sale of property and equipment	2,035	4,439
Recoveries from insurance claims	1,200	—
Purchases of short-term investments	(9,809)	—
Maturities of short-term investments	—	8,000
Net cash provided by (used in) investing activities	(6,720)	43,036
Cash flows from financing activities:
Repayment of borrowings	—	(1,050)
Payments on Insurance Finance Arrangement	(963)	—
Tax payments for vested stock withholdings	(121)	(108)
Net cash used in financing activities	(1,084)	(1,158)
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,629)	30,650
Cash, cash equivalents and restricted cash, beginning of period	54,589	43,159
Cash, cash equivalents and restricted cash, end of period	$27,960	$73,809
Supplemental cash flow information:
Forgiveness of principal and interest of PPP Loan	$—	$9,061

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the first quarter 2023 (previously the fourth quarter 2022, but delayed as further discussed in Note 2). See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction and Note 7 for discussion of our MPSV dispute.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division for the three and nine months ended September 30, 2022. See Note 4 for further discussion of the DSS Acquisition.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the Financial Statements and related footnotes included in our 2021 Annual Report.

We determined the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the nine months ended September 30, 2021 have been classified as discontinued operations on our Consolidated Statements of Operations (“Statement of Operations”). We had no material operating results of discontinued operations for the three and nine months ended September 30, 2022 or the three months ended September 30, 2021, and had no material assets and liabilities of discontinued operations at September 30, 2022 or December 31, 2021. Discontinued operations are not presented separately on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”) or our Consolidated Statements of Changes in Shareholders’ Equity (“Statement of Shareholders’ Equity”). Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Revision of Previously Issued Financial Statements

During the fourth quarter 2021, we determined that we had immaterial errors in our previously issued financial statements. The adjustments required to reflect the corrections attributable to our previously issued financial statements for the three and nine months ended September 30, 2021, were summarized in the footnotes to our Financial Statements in our 2021 Annual Report. Our results for the three and nine months ended September 30, 2021 in this Report reflect the aforementioned corrections.

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
•

The impacts of volatile oil prices, the ongoing global coronavirus pandemic (“COVID-19”) and Russia’s invasion of Ukraine (and the related European energy crisis) on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Volatile Oil Prices, COVID-19 and Russia’s Invasion of Ukraine – Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted certain of our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which has and may continue to positively impact certain of our end markets; however, the duration and broader consequences of this conflict are difficult to predict at this time.

The ultimate business and financial impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; supply chain interruptions; and unanticipated project costs due to project disruptions and schedule delays, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report.

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

Restricted Cash – At both September 30, 2022 and December 31, 2021, we had $1.7 million of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Hancock Whitney Bank (“Whitney Bank”). Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 6 for further discussion of our cash security requirements under our LC Facility.

Short-Term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2022, our short-term investments included U.S. Treasuries with original maturities of six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Long-Lived Assets

Goodwill – Our goodwill is associated with the DSS Acquisition. Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division includes one reporting unit associated with our DSS Acquisition. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. We had no indicators of impairment during the three or nine months ended September 30, 2022. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 4 for discussion of the DSS Acquisition and related goodwill.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three or nine months ended September 30, 2022. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, and Note 4 for discussion of the DSS Acquisition and related long-lived assets.

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

In the third quarter 2022, we entered into a sublease arrangement with a third-party for the remainder of our corporate office, which will partially recover our lease costs for the facility for the duration of our lease. In connection therewith, we recorded an impairment of $0.5 million associated with the underlying right-of-use asset for the corporate office lease. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office to accommodate our corporate activities. The impairment is included in other (income) expense, net on our Statement of Operations and is reflected within our Corporate Division.

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

Revenue Recognition

General – Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate, time and materials (“T&M”) and cost-reimbursable, or a combination thereof. Our contracts primarily relate to the fabrication and construction of steel structures, modules and marine vessels, and project management services and other service arrangements. We recognize revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”).

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, provisions of Topic 606 specify which goods and services are distinct and represent separate performance obligations (representing the unit of account in Topic 606) within a contract and which goods and services (which could include multiple contracts or agreements) should be aggregated. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue for performance obligations satisfied over time are recognized as the work progresses. Revenue for performance obligations that do not meet the criteria for over time recognition are recognized at a point in time when the performance obligation is complete and the customer has obtained control of a promised asset.

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the percentage-of-completion (“POC”) method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2022 and 2021.

Short-term Contracts and Contracts Satisfied at a Point In Time – Revenue for our short-term contracts (which includes revenue associated with our master services arrangements) and contracts that do not satisfy the criteria for revenue recognition over time is recognized when the work is performed or when control of the assets is transferred, the related costs are incurred and collection is reasonably assured. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration – Revenue and gross profit and loss for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims, incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. Variable consideration can also include revenue associated with work performed on a unit-rate, T&M or cost-reimbursable basis that is recognized using the POC method. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Additional Disclosures – Topic 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2022 and December 31, 2021, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended September 30, 2022 and 2021, and nine months ended September 30, 2021, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and for the nine months ended September 30, 2022, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our federal deferred tax assets generated during the respective periods. Income taxes recorded for the three and nine months ended September 30, 2022 and 2021 represent state income taxes.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense.

New Accounting Standards

Financial Instruments – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We do not believe that the new standard will have a material effect on our financial position, results of operations or related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue from our contracts in accordance with Topic 606.  Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$986	$11,410	$1,849	$(1)	$14,244
T&M and cost-reimbursable	20,937	2,373	—	—	23,310
Other	646	1,646	—	(253)	2,039
Total	$22,569	$15,429	$1,849	$(254)	$39,593

Long-term	$986	$14,078	$1,849	$(1)	$16,912
Short-term	21,583	1,351	—	(253)	22,681
Total	$22,569	$15,429	$1,849	$(254)	$39,593

	Three Months Ended September 30, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$275	$7,913	$2,202	$—	$10,390
T&M and cost-reimbursable	8,221	207	100	(1)	8,527
Other	809	—	—	(139)	670
Total	$9,305	$8,120	$2,302	$(140)	$19,587

Long-term	$275	$7,913	$2,202	$—	$10,390
Short-term	9,030	207	100	(140)	9,197
Total	$9,305	$8,120	$2,302	$(140)	$19,587

	Nine Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$3,557	$25,651	$7,314	$(7)	$36,515
T&M and cost-reimbursable	59,903	3,588	—	—	63,491
Other	1,953	2,646	—	(424)	4,175
Total	$65,413	$31,885	$7,314	$(431)	$104,181

Long-term	$3,557	$29,319	$7,314	$(7)	$40,183
Short-term	61,856	2,566	—	(424)	63,998
Total	$65,413	$31,885	$7,314	$(431)	$104,181

	Nine Months Ended September 30, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$865	$29,521	$10,461	$(8)	$40,839
T&M and cost-reimbursable	22,434	1,577	100	(61)	24,050
Other	3,790	—	—	(1,039)	2,751
Total	$27,089	$31,098	$10,561	$(1,108)	$67,640

Long-term	$865	$29,521	$10,461	$(8)	$40,839
Short-term	26,224	1,577	100	(1,100)	26,801
Total	$27,089	$31,098	$10,561	$(1,108)	$67,640

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at September 30, 2022 (in thousands):

	September 30, 2022
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$1,657	$7,196	$4,007	$12,860
T&M and cost-reimbursable	—	102,215	—	102,215
Total(1)	$1,657	$109,411	$4,007	$115,075

(1)

We expect to recognize revenue of approximately $15.4 million and $99.7 million for the remainder of 2022 and 2023, respectively, associated with our remaining performance obligations at September 30, 2022.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at September 30, 2022 and December 31, 2021, is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Contract assets(1), (2)	$7,807	$4,759
Contract liabilities(3), (4), (5)	(4,293)	(6,648)
Contracts in progress, net	$3,514	$(1,889)

(1)

The increase in contract assets compared to December 31, 2021, was primarily due to increased unbilled positions on our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division.

(2)

Contract assets at September 30, 2022 and December 31, 2021, excludes $5.4 million and $2.3 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The increase compared to December 31, 2021, was primarily due to the DSS Acquisition and a customer within our Services Division.

(3)

The decrease in contract liabilities compared to December 31, 2021, was primarily due to a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division.

(4)

Revenue recognized during the three months ended September 30, 2022 and 2021, related to amounts included in our contract liabilities balance at June 30, 2022 and 2021, was $0.6 million and $1.6 million, respectively. Revenue recognized during the nine months ended September 30, 2022 and 2021, related to amounts included in our contract liabilities balance at December 31, 2021 and 2020, was $2.7 million and $3.2 million, respectively.

(5)

Contract liabilities at September 30, 2022 and December 31, 2021, includes accrued contract losses of $1.6 million and $3.9 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for the three and nine months ended September 30, 2022 and 2021, and our allowance for doubtful accounts at September 30, 2022 and December 31, 2021, were not significant.

Variable Consideration

For the three and nine months ended September 30, 2022 and 2021, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at September 30, 2022 and December 31, 2021, certain projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.0 million and $1.2 million, respectively.

Changes in Project Estimates

We determine the impact of changes in estimated margins on projects for a given period by calculating the amount of revenue recognized in the period that would have been recognized in a prior period had such estimated margins been forecasted in the prior period. The total impact of changes in estimated margins for a project as disclosed on a quarterly basis may be different from the applicable year-to-date impact due to the application of the POC method and the changing progress of the project at each period end. Such impacts may also be different when a project is commenced and completed within the applicable year-to-date period but spans multiple quarters.

Changes in Estimates for 2022 – For the three and nine months ended September 30, 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. Other impacts for the three and nine months ended September 30, 2022, were associated with the following:

Shipyard Division

•

Forty-Vehicle Ferry Projects – During sea trials in January 2022 for our second forty-vehicle ferry project, one of the propulsion systems unexpectedly shutdown, causing the vessel to veer off course and run aground. We believe the propulsion system shutdown was due to design deficiencies and are the responsibility of the customer (as discussed further below), and during the second quarter 2022, we agreed to a change order with the customer for modifications to the propulsion system. The modifications were completed during the third quarter 2022, and sea trials were successfully completed in October 2022, and we anticipate delivery of the vessel and acceptance trials to be completed in November 2022.

As discussed in our 2021 Annual Report, during 2020 we experienced rework and construction challenges on our two forty-vehicle ferry projects, resulting in increases in forecast costs and liquidated damages and the need to fabricate a new hull for the first vessel. We believe these impacts are the result of deficiencies in design of the vessels. Further, we believe the impacts of the design deficiencies are the responsibility of the customer, and accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the previous forecast cost increases associated with the impacts of the design deficiencies. However, we can provide no assurance that we will be successful recovering these costs. Our forecasts at September 30, 2022 do not reflect potential future benefits, if any, from the favorable resolution of the lawsuit.

At September 30, 2022, the second vessel was approximately 96% complete and is forecast to be completed in the fourth quarter 2022 (previously the third quarter 2022, but delayed due to the timing of completion of the aforementioned modifications to the vessel) and the first vessel was approximately 87% complete and is forecast to be completed in the first quarter 2023 (previously the fourth quarter 2022, but delayed due to the aforementioned modifications to the second vessel which will similarly be made to the first vessel). The projects were in a loss position at September 30, 2022 and our reserve for estimated losses was $1.2 million. Our forecast costs and schedule completion dates for the vessels are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by any future challenges with the propulsion system (despite the modifications) or other future challenges with the vessel design deficiencies. While we continue to believe such impacts are the responsibility of the customer, we can provide no assurances that we will be successful recovering any future costs incurred associated with the design deficiencies. If future craft labor productivity and subcontractor costs differ from our current estimates or we are unable to achieve our progress estimates, our schedules are further extended or we incur additional schedule liquidated damages, we experience challenges during sea trials or commissioning of the first vessel, or other challenges associated with the design deficiencies and are unable to recover associated costs from our customer, or we experience challenges during delivery of the vessels, the projects would experience further delays and losses.

Changes in Estimates for 2021 – For the three and nine months ended September 30, 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $1.1 million and $3.7 million, respectively, and negatively impacted operating results for our Shipyard Division by $1.3 million and $3.0 million, respectively. The changes in estimates were associated with the following:

Fabrication Division

•

Marine Docking Structures, Offshore Modules, Material Supply and Subsea Structures Projects – Positive impact for the three months ended September 30, 2021 of $1.1 million for our marine docking structures and material supply project, and positive impact for the nine months ended September 30, 2021 of $3.7 million for our marine docking structures, offshore modules, material supply and subsea structures projects, resulting from increased contract price and reduced forecast costs, primarily associated with reduced craft labor and subcontracted services costs and reduced contingency associated with schedule related liquidated damages. The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers.  At September 30, 2022, the projects were complete.

Shipyard Division

•

Seventy-Vehicle Ferry Project – Negative impact for the three and nine months ended September 30, 2021 of $1.7 million and $3.3 million, respectively, for our seventy-vehicle ferry project, resulting from increased forecast costs and forecast liquidated damages, primarily associated with extensions of schedule and associated duration related costs, including supervision and subcontracted services costs. The impacts were primarily due to customer-directed changes, higher forecast costs to launch the vessel, engineering delays and lower than anticipated progress on the project, due in part to COVID-19 and Hurricane Ida. At September 30, 2022, the vessel was approximately 94% complete and is forecast to be completed in the fourth quarter 2022. The project was in a loss position at September 30, 2022 and our reserve for estimated losses was $0.3 million. If future craft labor productivity and subcontractor costs differ from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, or we experience challenges during delivery of the vessel, the project would experience further delays and losses.

•

Forty-Vehicle Ferry Projects – Positive impact for the three and nine months ended September 30, 2021 of $0.4 million and $0.3 million, respectively, for our two forty-vehicle ferry projects, resulting from reduced forecast costs, primarily associated with reduced subcontracted services and material costs. The impacts were primarily due to progress achieved on the first vessel and favorable resolution of insurance claims associated with damage to the vessel hull that occurred in 2020. See Changes in Estimates for 2022 above for further discussion of our forty-vehicle ferry projects.

Other Operating and Project Matters

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region, including our Houma Facilities and operations. Our Houma Facilities did not experience significant flood damage; however, the high winds and heavy rain damaged multiple buildings and equipment and resulted in significant debris throughout the facility. Our insurance coverages in effect at the time of the storm generally specify coverage amounts for each of our buildings (including contents) and major equipment. During the third quarter 2022, we received insurance payments of $1.4 million from our insurance carriers associated with damage to our equipment. In addition, during 2021 and the second quarter 2022, we received insurance payments of $1.0 million and $7.0 million, respectively, from our insurance carriers associated with damage to our buildings. Such payments are nonrefundable and represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings. To the extent we incur repair costs for a building in excess of the applicable depreciated value, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building.

The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds received in excess of anticipated repair costs, are reflected within investing activities.

The timing of payments from our insurance carriers have, and may continue to, differ from when we incur the applicable repair and cleanup costs, and accordingly, we have accounted for such differences in timing as follows:

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

•

To the extent proceeds received exceeded repair costs incurred to date, we recorded an insurance gain as we do not have an obligation to perform further repair activities. Charges will be recorded in future periods to the extent such proceeds received are used for future repair activities that are not deemed to be capital in nature.

•	Insurance deductibles, clean-up costs and uninsured losses have been expensed.

Based on the above, following the storm we recorded charges of $3.2 million during 2021, and during the three and nine months ended September 30, 2022, we recorded gains of $1.3 million and $4.4 million, respectively. The charges and gains are included in other (income) expense, net on our Statement of Operations. In addition, at September 30, 2022, we had total insurance receivables on our Balance Sheet of $1.5 million. We are continuing to assess the full extent of damage to our buildings, and applicable insurance coverage amounts, and restoration efforts are ongoing. We expect to incur future repair costs of approximately $1.0 million to $1.5 million associated with previously received insurance payments for certain buildings. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings and equipment; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to our second forty-vehicle ferry project, the MPSVs (and associated equipment) that are in our possession and subject to dispute, and certain bulkheads where the vessels were moored. We have retained advisors to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During the nine months ended September 30, 2022, we recorded charges of $0.2 million related to actual costs incurred associated with our insurance coverages, without giving consideration to potential recoveries from the third-parties associated with damage caused by their vessels, as we expect our deductibles will apply absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations. We are working with our insurance providers and advisors to assess the full extent of damage to the MPSVs and bulkheads and applicable insurance coverage amounts, which may be subject to further deductibles associated with our insurance coverages of approximately $0.5 million. See Note 7 for further discussion of our MPSV dispute.

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

Impairment and Transaction Loss – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021. We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represents a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during the nine months ended September 30, 2021. We based our fair value estimate on the Transaction Price, inclusive of an estimate of the Working Capital True-Up, associated with the Shipyard Transaction. In addition, we incurred transaction and other costs of $2.6 million during the nine months ended September 30, 2021 associated with the Shipyard Transaction.

Other – At September 30, 2022 and December 31, 2021, the net operating liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $1.2 million and $8.7 million, respectively. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is anticipated to occur by the first quarter 2023 (previously the fourth quarter 2022, but delayed as further discussed in Note 2). The wind down of our Shipyard Division operations does not include our contracts for the construction of the MPSVs that are subject to dispute. See Note 7 for further discussion of our MPSV dispute.

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the nine months ended September 30, 2021 have been classified as discontinued operations on our Statement of Operations. We had no material operating results of discontinued operations for the three or nine months ended September 30, 2022 or the three months ended September 30, 2021, and no material assets and liabilities of discontinued operations at September 30, 2022 or December 31, 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. Discontinued operations are presented separately from continuing operations on our Balance Sheet and Statement of Operations; however, they are not presented separately on our Statement of Cash Flows.

A summary of the operating results and cash flows from discontinued operations for the nine months ended September 30, 2021, is as follows (in thousands):

Nine Months Ended September 30, 2021
Revenue	$41,637
Cost of revenue	33,912
Gross profit(1)	7,725
General and administrative expense	413
Impairments and (gain) loss on assets held for sale, net(2)	25,331
Other (income) expense, net	(647)
Operating loss	(17,372)
Income tax (expense) benefit(3)	—
Loss from discontinued operations, net of taxes	$(17,372)

Nine Months Ended September 30, 2021
Operating cash flows from discontinued operations	$(9,067)
Investing cash flows from discontinued operations	$31,424

(1)	Includes a benefit of $8.4 million due to changes in estimated margins for our towing, salvage and rescue ship projects.
(2)	Includes transaction and other costs of $2.6 million and impairments of $22.8 million associated with the Shipyard Transaction (see discussion above).
(3)	Income taxes attributable to discontinued operations were not material.

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
(3)

Right-of-use asset – Represents a fabrication and operating facility located in Harvey, Louisiana (“Harvey Facility”) that was subject to both a lease arrangement with Dynamic and a separate purchase option that enabled us to buy the facility from Dynamic prior to December 2, 2022 for a nominal amount (“Harvey Option”). We believed it was probable we would exercise the Harvey Option, and accordingly, concluded that the arrangement represented a finance lease under the guidance of ASC 842,“Leases”, due to the Harvey Option representing a bargain purchase option. Therefore, we reflected the estimated fair value of the Harvey Facility plus future lease payment obligations as a right-of-use asset in our preliminary purchase price allocation, with the estimated fair value based on a combination of a third-party appraisal, third-party indications of interest for the facility, and indications of value communicated by and between us and Dynamic during the due diligence process. We subsequently determined that the Harvey Facility was no longer necessary for our future operations, and during the third quarter 2022, we sold the Harvey Option to a third party for $2.1 million ($1.9 million, net of transaction and other costs). No material gain or loss was recognized on the sale of the Harvey Option as the net proceeds approximated the carrying value of the underlying right-of-use asset. The net proceeds from the sale are reflected on our Statement of Cash Flows within proceeds from the sale of property and equipment.

(4)

Customer relationships – Represents the estimated fair value of existing underlying customer relationships with estimated lives of 7 years. The fair value was estimated based on a multi-period excess earnings method which incorporated Level 3 inputs. The significant assumptions used in estimating fair value included revenue and income projections for the DSS Business and the estimated discount rate that reflects the level of risk associated with receiving future cash flows. For the three and nine months ended September 30, 2022, amortization expense for our intangible assets was less than $0.1 million and $0.1 million, respectively, and our amortization expense is estimated to be $0.1 million to $0.2 million for each of 2022, 2023, 2024, 2025 and 2026, and $0.3 million thereafter.

(5)	Purchase Price – Represents a base cash purchase price of $8.0 million, less $0.4 million attributable to assumed employee vacation obligations.

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the DSS Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the DSS Acquisition and related events as if they occurred on January 1, 2020 (the earliest period presented in our 2021 Annual Report), and gives effect to pro forma events that are directly attributable to the DSS Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the DSS Business following the DSS Acquisition. The Pro Forma Information for the three and nine months ended September 30, 2021, reflects adjustments to include: (1) incremental intangibles amortization and depreciation expense of $0.1 and $0.2 million, respectively, associated with fair value adjustments related to the DSS Acquisition, and (2) the historical results of the DSS Business for the periods. Revenue attributable to the DSS Business for the three and nine months ended September 30, 2021 was $12.1 million and $35.7 million, respectively, and net income was $0.6 million and $1.3 million, respectively. The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined Company following the DSS Acquisition.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Pro forma revenue from continuing operations	$31,663	$103,299
Pro forma net income from continuing operations	5,970	2,650
Per share data:
Basic and diluted income from continuing operations	$0.38	$0.17

5. ASSETS HELD FOR SALE

At December 31, 2021, our assets held for sale consisted of one large crawler crane within our Fabrication Division. As a result of the significant increase in our performance obligations for the Fabrication Division during the third quarter 2022, we determined that the crane was necessary to support our future operations. Accordingly, the crane was reclassified as property, plant and equipment on our Balance Sheet at September 30, 2022. In connection therewith, the crane was recorded at the lower of its fair value or carrying value as if it had been depreciated while it was classified as held for sale, which resulted in no impairment. A summary of our assets held for sale at December 31, 2021, is as follows (in thousands):

December 31, 2021
Machinery and equipment	$4,587
Accumulated depreciation	(2,787)
Total	$1,800

During the nine months ended September 30, 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two large crawler cranes that were held for sale by our Fabrication Division. No significant gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets.

6. CREDIT FACILITIES AND DEBT

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At September 30, 2022, we had $1.7 million of outstanding letters of credit under the LC Facility.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At September 30, 2022, we had $121.1 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute, $55.8 million relates to our Active Retained Shipyard Contracts, and $15.3 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 7 for further discussion of our MPSV dispute.

Insurance Finance Arrangement

During the second quarter 2022, we renewed our property and equipment insurance coverages, and in connection therewith, entered into a short-term premium finance arrangement (“Insurance Finance Arrangement”) totaling $2.4 million, payable in ten equal monthly installments and accruing interest at a fixed rate of 4.3% per annum. We consider the transaction to be a non-cash financing activity, with the initial financed amount reflected within accrued expenses and other liabilities on our Balance Sheet, and a corresponding asset reflected within prepaid expenses and other assets on our Balance Sheet. We have reflected principal payments of $1.0 million for the nine months ended September 30, 2022, as a financing activity on our Statement of Cash Flows, and at September 30, 2022, our remaining principal balance was $1.5 million.

Loan Agreement

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during both the three and nine months ended September 30, 2021. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest. Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements of the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount.

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

We are unable to estimate the probability of a favorable or unfavorable outcome with respect to the dispute or estimate the amount of potential loss, if any, related to this matter. We can provide no assurances that we will not incur additional costs as we pursue our rights and remedies under the contracts and defend against the customer’s claims. At both September 30, 2022 and December 31, 2021, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing our net receivable amount at the time of the customer's purported terminations of the construction contracts. We continue to hold first priority security interests and liens against the vessels that secure the obligations owed to us by the customer. See Note 2 for discussion of damage to the MPSVs resulting from Hurricane Ida.

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

8. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$598	$5,388	$(3,901)	$1,394
Loss from discontinued operations, net of taxes	—	—	—	(17,372)
Net income (loss)	$598	$5,388	$(3,901)	$(15,978)

Basic and diluted income (loss) from continuing operations	$0.04	$0.35	$(0.25)	$0.09
Basic and diluted loss from discontinued operations	—	—	—	(1.12)
Basic and diluted income (loss) per common share	$0.04	$0.35	$(0.25)	$(1.03)

Weighted average shares	15,923	15,539	15,808	15,490

9. OPERATING SEGMENTS

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three and nine months ended September 30, 2021 has been recast to conform to the presentation of our reportable segments for the three and nine months ended September 30, 2022. Our three operating divisions and Corporate Division are discussed below:

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures and other specialty services on offshore and inland platforms and structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; provides industrial staffing services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities. See Note 4 for further discussion of the DSS Acquisition.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we completed the Shipyard Transaction, which included the Divested Shipyard Contracts and our Shipyard Facility. We determined the assets, liabilities and operations associated with the Shipyard Transaction and certain previously closed facilities to be discontinued operations in the second quarter 2021. Accordingly, such operating results for the nine months ended September 30, 2021 have been classified as discontinued operations on our Statement of Operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations by the first quarter 2023 (previously the fourth quarter 2022, but delayed as further discussed in Note 2). See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 7 for discussion of our MPSV dispute.

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

Other – We have made adjustments to our previously issued financial statements for the three and nine months ended September 30, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See Note 1 for further discussion of the error corrections.

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of September 30, 2022 and 2021, and for the three and nine months ended September 30, 2022 and 2021, is as follows (in thousands):

	Three Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,569	$15,429	$1,849	$(254)	$39,593
Gross profit (loss)	3,163	1,326	(269)	—	4,220
Operating income (loss)	2,390	2,120	(1,393)	(2,463)	654
Depreciation and amortization expense	382	807	—	51	1,240
Capital expenditures	499	4	—	55	558
Total assets(1)	33,899	40,061	17,349	43,430	134,739

	Three Months Ended September 30, 2021
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$9,305	$8,120	$2,302	$(140)	$19,587
Gross profit (loss)	1,462	(302)	(1,237)	(58)	(135)
Operating income (loss)	900	(473)	(1,881)	(2,152)	(3,606)
Depreciation and amortization expense	138	847	—	82	1,067
Capital expenditures	—	159	—	—	159
Total assets(1)	8,454	34,244	16,769	81,804	141,271

	Nine Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$65,413	$31,885	$7,314	$(431)	$104,181
Gross profit (loss)	8,295	(2,064)	(759)	—	5,472
Operating income (loss)	5,912	787	(3,965)	(6,529)	(3,795)
Depreciation and amortization expense	1,128	2,436	—	200	3,764
Capital expenditures	817	160	—	55	1,032
Total assets(1)	33,899	40,061	17,349	43,430	134,739

	Nine Months Ended September 30, 2021
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$27,089	$31,098	$10,561	$(1,108)	$67,640
Gross profit (loss)	3,624	885	(3,174)	(224)	1,111
Operating income (loss)	2,465	600	(4,150)	(6,241)	(7,326)
Depreciation and amortization expense	436	2,538	—	242	3,216
Capital expenditures	—	738	—	—	738
Total assets(1)	8,454	34,244	16,769	81,804	141,271

(1)	Cash and short-term investments are reported within our Corporate Division.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to timing of delivery of vessels related to the Active Retained Shipyard Contracts and subsequent wind down of our Shipyard Division operations, diversification and entry into new end markets, improvement of risk profile, industry outlook, oil and gas prices, timing of investment decisions and new project awards, cash flows and cash balance, capital expenditures, liquidity and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; the duration and scope of, and uncertainties associated with, the ongoing global pandemic caused by COVID-19 (including new and emerging strains and variants) as well as the war in Ukraine (and the related European energy crisis) and the corresponding volatility in oil prices and the impact thereof on our business; timing and our ability to secure new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to maintain and further improve project execution; our inability to realize the expected financial benefits of the Shipyard Transaction; the ability to successfully integrate the DSS Acquisition; the cyclical nature of the oil and gas industry; competition; consolidation of our customers; reliance on significant customers; financial ability and credit worthiness of our customers; nature of our contract terms; competitive pricing and cost overruns on our projects; adjustments to previously reported profits or losses under the percentage-of-completion method; weather impacts to operations; changes in contract estimates; suspension or termination of projects; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; any future asset impairments; utilization of facilities or closure or consolidation of facilities; customer or subcontractor disputes; our ability to resolve the dispute with a customer relating to the purported terminations of contracts to build two MPSVs and any other material legal proceedings; operating dangers, weather events and limits on insurance coverage; barriers to entry into new lines of business; our ability to employ a skilled workforce; loss of key personnel; performance of subcontractors and dependence on suppliers; changes in trade policies of the U.S. and other countries, including in response to Russia’s invasion of Ukraine; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. Our corporate headquarters is located in The Woodlands, Texas, and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”).

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition (discussed below) and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for the three and nine months ended September 30, 2021 has been recast to conform to the presentation of our reportable segments for the three and nine months ended September 30, 2022. See Note 9 of our Financial Statements for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the first quarter 2023 (previously the fourth quarter 2022, but delayed as further discussed in Note 2). We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in the second quarter 2021. Accordingly, financial information for the nine months ended September 30, 2021 reflect discontinued operations presentation. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 7 for discussion of our MPSV dispute.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division for the three and nine months ended September 30, 2022. See Note 4 for further discussion of the DSS Acquisition.

Impacts to Operations from Oil Price Volatility, COVID-19 and Russia’s Invasion of Ukraine

Since 2008, the price of oil has experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows have been negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, COVID-19 added another layer of pressure and uncertainty on oil prices (with oil prices reaching a twenty-year low), which further negatively impacted certain of our end markets during 2021 and the first quarter 2022. This volatility in oil prices has been compounded by Russia’s invasion of Ukraine (and the related European energy crisis) in February 2022, and the U.S. and other countries actions in response (with oil prices reaching an eight-year high), which has and may continue to positively impact certain of our end markets; however, the duration and broader consequences of this conflict are difficult to predict at this time.

The ultimate business and financial impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our business and results of operations continues to be uncertain, but the impacts have included, or may include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; supply chain interruptions; and unanticipated project costs due to project disruptions and schedule delays, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine and Note 2 for further discussion of the impacts of the aforementioned on our projects. See also “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.

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

Phase Two – During 2021, we continued to advance these initiatives, which have provided a foundation for our future success, and commenced the next phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives:

•	Expand our skilled workforce;
•	Continue to pursue opportunities in our traditional offshore markets; and
•	Pursue additional growth end markets and increase our T&M versus fixed price revenue mix, including:
–	Diversifying our offshore services customer base, increasing our offshore services offerings and expanding our services business to include onshore facilities along the Gulf Coast,
–	Fabricating structures in support of our customers as they make energy transitions away from fossils fuels, and
–	Fabricating structures that support commercial construction activities outside of energy end markets.

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

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, and at September 30, 2022, our cash and short-term investments balance totaled $37.8 million. To preserve our liquidity position, we have undertaken cost reduction initiatives, monetized under-utilized assets and facilities (including the sale of our Harvey Option in the third quarter 2022), and are maintaining an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations, our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced. See Note 4 for further discussion of our Harvey Option and Note 7 for further discussion of our outstanding bonds and letters of credit.

Efforts to improve our resource utilization and centralize key project resources – We have improved our resource utilization and centralized key project resources through the rationalization and integration of our facilities and operations.

•

Consolidation of our fabrication activities – In the first quarter 2020, we combined our former Fabrication Division and Services Division to form an integrated new division called Fabrication & Services. Prior to the combination, both divisions included fabrication activities. As discussed above, following the DSS Acquisition, in the first quarter 2022 we realigned our Fabrication & Services Division to form two separate divisions called Services and Fabrication, with all services activities now included in our Services Division and all fabrication activities now included in our Fabrication Division.

•

Closure of our Jennings Facility and Lake Charles Facility – In the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility, reducing overhead costs, improving utilization and representing a preliminary step in the wind down of our Shipyard Division operations discussed further below. In addition, we previously entered into a sublease arrangement with a third-party for the Jennings Facility, which eliminated our ongoing carry costs for the facility and will fully recover our lease costs for the facility for the duration of our lease. Further, during the third quarter 2022, we terminated our lease for the Lake Charles Facility, which eliminated our future lease obligations.

•

Completion of Shipyard Transaction and anticipated wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts, which is anticipated to occur by the first quarter 2023 (previously the fourth quarter 2022, but delayed as further discussed in Note 2). The Shipyard Transaction and wind down of the Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 7 for discussion of our MPSV dispute.

•

Sale of our Harvey Option – In the third quarter 2022, we sold the Harvey Option associated with the Harvey Facility to a third party for $2.1 million ($1.9 million, net of transaction and other costs). Further, the fabrication activities previously performed at the Harvey Facility were moved to our Houma Facilities to improve utilization and operational efficiency. In October 2022, we entered into a separate lease arrangement for a smaller and more cost-effective office and warehouse facility to accommodate our services activities previously performed at the Harvey Facility.

•

Sublease of our corporate office – In the third quarter 2022, we entered into a sublease arrangement with a third party for the remainder of our corporate office, which will partially recover our lease costs for the facility for the duration of our lease. In connection therewith, we recorded an impairment of $0.5 million associated with the underlying right-of-use asset for the corporate office lease. In addition, we entered into a separate lease arrangement in The Woodlands, Texas for a smaller and more cost-effective office to accommodate our corporate activities.

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

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. The DSS Acquisition in the fourth quarter 2021 nearly doubled our skilled workforce and expanded our geographic footprint for skilled labor, which we believe will contribute to the retention and recruitment of personnel.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – We are pursuing initiatives to reduce our reliance on the offshore oil and gas construction sector and grow and diversify our business, while continuing to pursue opportunities in our traditional offshore markets.

•

Fabricate offshore structures – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. Further, during the third quarter 2022, we were awarded a large contract for the fabrication of jacket foundations for an offshore project.

•

Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may also be impacted by ongoing uncertainty created by oil price volatility, COVID-19 and Russia’s invasion of Ukraine (and the related European energy crisis) and the U.S. and other countries actions in response. We continue to strengthen our relationships with key customers and strategic partners and enhance and rationalize our resources as discussed above.

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

•

Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. The DSS Acquisition in the fourth quarter 2021 accelerated our progress in this initiative and provides a stronger platform to continue such progress. Further, in the third quarter 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provides a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions.

•

Fabricate structures in support of our customers as they make energy transitions away from fossil fuels – We believe that our expertise and capabilities provide us with the necessary foundation to fabricate steel structures in support of our customers as they transition away from fossil fuels to green energy end markets. Examples of these opportunities include refiners who are looking to process biofuels, customers looking to embrace the growing hydrogen economy, and customers using carbon capture technologies to offset their carbon footprint.

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

Operating Outlook

Our focus remains on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term, while ensuring the safety and well-being of our workforce. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•

Oil and gas prices and the level of volatility in such prices, including the impact of environmental regulations that restrict the oil and gas industry under the current administration and Congress and further developments related to Russia’s invasion of Ukraine (and the related European energy crisis) and the U.S. and other countries actions in response;

•	COVID-19, for which the ultimate business and financial impacts cannot be reasonably estimated at this time;
•

The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments, and the impact of any climate related regulations (especially in light of the current administration and Congress);

•	Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•	Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Active Retained Shipyard Contracts);
•

Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects in light of industry wide labor constraints, and maintain our expected project margins if such constraints result in labor cost increases that cannot be recovered from our customers;

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

In addition, the near-term utilization of our Fabrication Division will be impacted by the delay in timing of new project awards and their execution, and our operations may continue to be impacted by inefficiencies and disruptions associated with COVID-19 related health and safety mitigation measures, employee absenteeism and turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations in light of the Shipyard Transaction and DSS Acquisition, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs of craft labor due to industry labor constraints. See Note 1 for further discussion of the impacts of oil price volatility, COVID-19 and Russia’s invasion of Ukraine, and “Results of Operations” below and Note 2 for further discussion of our project impacts.

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

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at September 30, 2022, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

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

New project awards by Division for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Services	$22,110	$8,943	$64,572	$24,170
Fabrication	116,926	6,397	136,948	21,877
Shipyard	380	—	1,213	—
Eliminations	(254)	(140)	(431)	(1,108)
Total	$139,162	$15,200	$202,302	$44,939

Backlog by Division at September 30, 2022 and December 31, 2021, is as follows (in thousands):

	September 30, 2022		December 31, 2021
	Amount	Labor Hours	Amount	Labor Hours
Services	$1,657	20	$2,499	32
Fabrication	109,411	616	4,348	41
Shipyard	4,007	20	10,223	106
Total(1),(2)	$115,075	656	$17,070	179

(1)	We expect to recognize revenue of $15.4 million and $99.7 million for the remainder of 2022 and 2023, respectively, associated with our backlog at September 30, 2022.
(2)	At September 30, 2022, our significant projects in backlog included the following:
(i)

Construction of two forty-vehicle ferries within our Shipyard Division that are being performed primarily on a fixed-price basis. We estimate completion of the second vessel in the fourth quarter 2022 and the first vessel in the first quarter 2023 (previously the third quarter 2022 and fourth quarter 2022, respectively, but delayed and subject to the potential schedule impacts further discussed in Note 2);

(ii)	Construction of a seventy-vehicle ferry within our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the fourth quarter 2022; and
(iii)

Fabrication of jacket foundations for an offshore project within our Fabrication Division that is being performed primarily on a T&M and cost-reimbursable basis. We estimate completion of the structures in 2023; however, the timing of completion of the project will be impacted by the ultimate scope of the project, timing of commencement of fabrication and the duration of the project, which may be impacted by, among other things, the status of engineering, the size of the structures, supply chain schedules for materials and availability of labor.

Results of Operations

We have made adjustments to our previously issued financial statements for the three and nine months ended September 30, 2021 to correct prior period immaterial errors, and in connection therewith, we have made adjustments to our previously reported segment results. See Note 1 and Note 9 for further discussion of the error corrections.

Comparison of the Three Months Ended September 30, 2022 and 2021 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$139,162	$15,200	$123,962

Revenue	$39,593	$19,587	$20,006
Cost of revenue	35,373	19,722	(15,651)
Gross profit (loss)	4,220	(135)	4,355
Gross profit (loss) percentage	10.7%	(0.7)%
General and administrative expense	4,510	3,211	(1,299)
Other (income) expense, net	(944)	260	1,204
Operating income (loss)	654	(3,606)	4,260
Gain on extinguishment of debt	—	9,061	(9,061)
Interest (expense) income, net	(46)	(58)	12
Income before income taxes	608	5,397	(4,789)
Income tax (expense) benefit	(10)	(9)	(1)
Income from continuing operations	598	5,388	(4,790)
Loss from discontinued operations, net of taxes	—	—	—
Net income	$598	$5,388	$(4,790)

References below to 2022 and 2021 refer to the three months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $139.2 million and $15.2 million, respectively. New project awards for 2022 were primarily related to:

•	The fabrication of jacket foundations for an offshore project and small-scale fabrication work for our Fabrication Division, and
•	Offshore services work for our Services Division.

New project awards for 2021 were primarily related to offshore services work for our Services Division and small-scale fabrication work for our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $39.6 million and $19.6 million, respectively, representing an increase of 102.1%. The increase was primarily due to:

•	Higher revenue for our Services Division of $13.3 million, primarily attributable to:
−	Incremental revenue associated with the DSS Business, and
−	Increased offshore services activity, and
•	Higher revenue for our Fabrication Division of $7.3 million, primarily attributable to:
−	Increased small-scale fabrication project activity, and
−	Facility fees to reserve fabrication capacity for our offshore jackets project, offset partially by,
−	No revenue for our material supply, marine docking structures and subsea structures projects, which were completed in 2021, offset partially by,
•	Lower revenue for our Shipyard Division of $0.5 million, primarily attributable to lower revenue for our seventy-vehicle and two forty-vehicle ferry projects, which are nearing completion.

Gross profit (loss) – Gross profit for 2022 was $4.2 million (10.7% of revenue) and gross loss for 2021 was $0.1 million (0.7% of revenue), respectively. Gross profit for 2022 was primarily impacted by:

•	A strong market and demand for the services provided by our Services Division, and
•	The benefit of the aforementioned facility fees for our Fabrication Division, offset partially by,
•	Low revenue due to low backlog levels for our Fabrication Division,
•

The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division and, to a lesser extent, our resources for our Shipyard Division, and

•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute for our Shipyard Division.

The gross profit for 2022 relative to the gross loss for 2021 was primarily due to:

•	Higher revenue for our Services Division (including incremental revenue associated with the DSS Business) and Fabrication Division,
•	A higher margin mix relative to 2021 for our Fabrication Division and Services Division (excluding the DSS Business),
•	The benefit of the aforementioned facility fees for 2022 for our Fabrication Division, and
•	Project charges of $1.3 million for 2021 for our Shipyard Division, offset partially by,
•	An increase in the under-recovery of overhead costs for our Fabrication Division and, to a lesser extent, our Shipyard Division, and
•	Project improvements of $1.1 million for 2021 for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $4.5 million and $3.2 million, respectively, representing an increase of 40.5%. The increase was primarily due to:

•	Higher legal and advisory fees associated with our MPSV dispute for our Shipyard Division,
•	Higher incentive plan costs for our Corporate Division, and
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets, for our Services Division.

General and administrative expense included legal and advisory fees of $1.2 million and $0.2 million for 2022 and 2021, respectively, associated with our MPSV dispute, which are reflected within our Shipyard Division. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $0.9 million and expense of $0.3 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2022 was primarily due to:

•

Gains of $1.3 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,

•

An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division.

Other expense for 2021 was primarily due to:

•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute for our Shipyard Division, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020) for our Shipyard Division, offset partially by,
•	Gains on the sales of equipment and scrap materials for our Fabrication Division.

See Note 2 for further discussion of the impacts of Hurricanes Ida.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest.  See Note 6 and “Liquidity and Capital Resources” below for further discussion of our PPP Loan.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was expense of less than $0.1 million and $0.1 million, respectively. Interest (expense) income, net for both periods included interest incurred on the unused portion of our LC Facility, offset partially by interest earned on our cash and short-term investment balances. The 2022 period also included interest incurred on our Insurance Finance Arrangement, and the 2021 period included interest incurred on our former PPP Loan. See Note 6 for further discussion of our Insurance Finance Arrangement, LC Facility and PPP Loan.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance.

Operating Segments

Services Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$22,110	$8,943	$13,167

Revenue	$22,569	$9,305	$13,264
Gross profit	3,163	1,462	1,701
Gross profit percentage	14.0%	15.7%
General and administrative expense	791	338	(453)
Other (income) expense, net	(18)	224	242
Operating income	2,390	900	1,490

Operating results for our Services Division for 2022 include the results of the DSS Business. See Note 4 for further discussion of the DSS Acquisition. References below to 2022 and 2021 refer to the three months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $22.1 million and $8.9 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $22.6 million and $9.3 million, respectively, representing an increase of 142.5%. The increase was primarily due to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $3.2 million (14.0% of revenue) and $1.5 million (15.7% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business), and
•	A higher margin mix relative to 2021 (excluding the DSS Business).

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.8 million and $0.3 million, respectively, representing an increase of 134.0%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Other (income) expense, net – Other (income) expense, net for 2021 was expense of $0.2 million.

Fabrication Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$116,926	$6,397	$110,529

Revenue	$15,429	$8,120	$7,309
Gross profit (loss)	1,326	(302)	1,628
Gross profit (loss) percentage	8.6%	(3.7)%
General and administrative expense	507	547	40
Other (income) expense, net	(1,301)	(376)	925
Operating income (loss)	2,120	(473)	2,593

References below to 2022 and 2021 refer to the three months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $116.9 million and $6.4 million, respectively, and were primarily related to the fabrication of jacket foundations for an offshore project and small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $15.4 million and $8.1 million, respectively, representing an increase of 90.0%. The increase was primarily due to:

•	Increased small-scale fabrication project activity, and
•	Facility fees to reserve fabrication capacity for our offshore jackets project, offset partially by,
•	No revenue for our material supply, marine docking structures and subsea structures projects, which were completed in 2021.

Gross profit (loss) – Gross profit for 2022 was $1.3 million (8.6% of revenue) and gross loss for 2021 was $0.3 million (3.7% of revenue). Gross profit for 2022 was primarily impacted by:

•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•	The benefit of the aforementioned facility fees.

The gross profit for 2022 relative to the gross loss for 2021 was primarily due to:

•	Higher revenue,
•	A higher margin mix relative to 2021, and
•	The benefit of the aforementioned facility fees for 2022, offset partially by,
•

An increase in the under-recovery of overhead costs due to higher property insurance costs and a decrease in work hours associated with our large fabrication activity, offset partially by an increase in work hours associated with small-scale fabrication activity, and

•	Project improvements of $1.1 million for 2021 on our marine docking structures and material supply projects.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.1 million and $0.2 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $0.5 million and $0.5 million, respectively, representing a decrease of 7.3%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $1.3 million and $0.4 million, respectively. Other income for 2022 was primarily due to gains of $1.3 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities. Other income for 2021 was primarily due to gains on the sales of equipment and scrap materials. See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$380	$—	$380

Revenue	$1,849	$2,302	$(453)
Gross loss	(269)	(1,237)	968
Gross loss percentage	(14.5)%	(53.7)%
General and administrative expense	1,193	232	(961)
Other (income) expense, net	(69)	412	481
Operating loss	(1,393)	(1,881)	488

References below to 2022 and 2021 refer to the three months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 were $0.4 million and were due to the net impact of change orders and liquidated damages for our seventy-vehicle ferry and two forty-vehicle ferry projects.

Revenue – Revenue for 2022 and 2021 was $1.8 million and $2.3 million, respectively, representing a decrease of 19.7%. The decrease was primarily due to lower revenue for our seventy-vehicle ferry and two forty-vehicle ferry projects, which are nearing completion.

Gross loss – Gross loss for 2022 and 2021 was $0.3 million (14.5% of revenue) and $1.2 million (53.7% of revenue), respectively. The gross loss for 2022 was primarily due to:

•	Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to dispute, and
•	The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours.

The decrease in gross loss for 2022 relative to 2021 was primarily due to:

•	Project charges of $1.7 million for 2021 on our seventy-vehicle ferry project, offset partially by,
•	Project improvements of $0.4 million for 2021 on our two forty-vehicle ferry projects, and
•	An increase in the under-recovery of overhead costs due to a decrease in work hours.

See Note 2 for further discussion of our project impacts and Note 7 for further discussion of our MPSV dispute.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.2 million and $0.2 million, respectively, representing an increase of 414.2%. General and administrative expense relates to legal and advisory fees associated with our MPSV dispute. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $0.1 million and expense of $0.4 million, respectively. Other expense for 2021 was primarily due to:

•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020).

Corporate Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards (eliminations)	$(254)	$(140)	$(114)

Revenue (eliminations)	$(254)	$(140)	$(114)
Gross loss	—	(58)	58
General and administrative expense	2,019	2,094	75
Other (income) expense, net	444	—	(444)
Operating loss	(2,463)	(2,152)	(311)

References below to 2022 and 2021 refer to the three months ended September 30, 2022 and 2021, respectively.

Gross loss – Gross loss for 2021 was $0.1 million and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.0 million and $2.1 million, respectively, representing a decrease of 3.6% The decrease was primarily due to:

•	Various cost savings, offset partially by,
•	Higher incentive plan costs.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.4 million and was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party.

Discontinued Operations

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for the three months ended September 30, 2022 or 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (in thousands in each table, except for percentages):

Consolidated

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$202,302	$44,939	$157,363

Revenue	$104,181	$67,640	$36,541
Cost of revenue	98,709	66,529	(32,180)
Gross profit	5,472	1,111	4,361
Gross profit percentage	5.3%	1.6%
General and administrative expense	12,965	9,086	(3,879)
Other (income) expense, net	(3,698)	(649)	3,049
Operating loss	(3,795)	(7,326)	3,531
Gain on extinguishment of debt	—	9,061	(9,061)
Interest (expense) income, net	(104)	(347)	243
Income (loss) before income taxes	(3,899)	1,388	(5,287)
Income tax (expense) benefit	(2)	6	(8)
Income (loss) from continuing operations	(3,901)	1,394	(5,295)
Loss from discontinued operations, net of taxes	—	(17,372)	17,372
Net loss	$(3,901)	$(15,978)	$12,077

References below to 2022 and 2021 refer to the nine months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $202.3 million and $44.9 million, respectively. New project awards for 2022 were primarily related to:

•	The fabrication of jacket foundations for an offshore project and small-scale fabrication work for our Fabrication Division, and
•	Offshore services work for our Services Division.

New project awards for 2021 were primarily related to offshore services work for our Services Division and small-scale fabrication work for our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $104.2 million and $67.6 million, respectively, representing an increase of 54.0%. The increase was primarily due to:

•	Higher revenue for our Services Division of $38.3 million, primarily attributable to:
−	Incremental revenue associated with the DSS Business, and
−	Increased offshore services activity, and
•	Higher revenue for our Fabrication Division of $0.8 million, primarily attributable to:
−	Increased small-scale fabrication project activity, and
−	Facility fees to reserve fabrication capacity for our offshore jackets project, offset partially by,
−	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,
•	Lower revenue for our Shipyard Division of $3.2 million, primarily attributable to:
−	Lower revenue for our seventy-vehicle ferry and second forty-vehicle ferry projects, which are nearing completion, offset partially by,
−	Higher revenue for our first forty-vehicle ferry project, which is nearing completion.

Gross profit – Gross profit for 2022 and 2021 was $5.5 million (5.3% of revenue) and $1.1 million (1.6% of revenue), respectively. Gross profit for 2022 was primarily impacted by:

•	A strong market and demand for the services provided by our Services Division, and
•	The benefit of the aforementioned facility fees for our Fabrication Division, offset partially by,
•	Low revenue due to low backlog levels for our Fabrication Division,
•

The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources for our Fabrication Division and, to a lesser extent, our resources for our Shipyard Division, and

•	Holding costs of $0.6 million related to the two MPSVs that remain in our possession and are subject to dispute for our Shipyard Division.

The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue for our Services Division (including incremental revenue associated with the DSS Business) and Fabrication Division,
•	A higher margin mix relative to 2021 for our Services Division (excluding the DSS Business),
•	The benefit of the aforementioned facility fees for 2022 for our Fabrication Division, and
•	Project charges of $3.0 million for 2021 for our Shipyard Division, offset partially by,
•	An increase in the under-recovery of overhead costs for our Fabrication Division, and to a lesser extent, our Shipyard Division, and
•	Project improvements of $3.7 million for 2021 for our Fabrication Division.

See “Operating Segments” below and Note 2 of our Financial Statements in Item 1 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $13.0 million and $9.1 million, respectively, representing an increase of 42.7%. The increase was primarily due to:

•	Higher legal and advisory fees associated with our MPSV dispute for our Shipyard Division,
•	Incremental administrative costs associated with the DSS Business, including amortization of intangible assets, for our Services Division,
•	Higher incentive plan costs for our Corporate Division, and
•	Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division.

General and administrative expense included legal and advisory fees of $2.9 million and $0.7 million for 2022 and 2021, respectively, associated with our MPSV dispute, which are reflected within our Shipyard Division. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $3.7 million and $0.6 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2022 was primarily due to:

•

Gains of $4.4 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,

•

An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division,

•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to dispute for our Shipyard Division, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020) for our Shipyard Division.

Other income for 2021 was primarily due to:

•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura for our Shipyard Division,
•	A gain of $0.4 million associated with the settlement of a property tax dispute for our Fabrication Division, and
•	Gains on the sales of equipment and scrap materials for our Fabrication Division, offset partially by,
•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute for our Shipyard Division, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility for our Shipyard Division.

See Note 1 for further discussion of the impacts of Hurricane Ida.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest.  See Note 6 and “Liquidity and Capital Resources” below for further discussion of our PPP Loan.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was expense of $0.1 million and $0.3 million, respectively. Interest (expense) income, net for both periods included interest incurred on the unused portion of our LC Facility, offset partially by interest earned on our cash and short-term investment balances. The 2022 period also included interest incurred on our Insurance Finance Arrangement, and the 2021 period included interest incurred on our PPP Loan and the write-off of deferred financing costs in connection with an amendment to our LC Facility. The decrease in expense for 2022 relative to 2021 was primarily due to the additional expense items for the 2021 period. See Note 6 for further discussion of our Insurance Finance Arrangement, LC Facility and PPP Loan.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax benefit was recorded for our loss for 2022 as a full valuation allowance was recorded against our net deferred tax assets generated during the period. No federal income tax expense was recorded for our income for 2021 as it was fully offset by the reversal of valuation allowance.

Operating Segments

Services Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$64,572	$24,170	$40,402

Revenue	$65,413	$27,089	$38,324
Gross profit	8,295	3,624	4,671
Gross profit percentage	12.7%	13.4%
General and administrative expense	2,280	925	(1,355)
Other (income) expense, net	103	234	131
Operating income	5,912	2,465	3,447

References below to 2022 and 2021 refer to the nine months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $64.6 million and $24.2 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $65.4 million and $27.1 million, respectively, representing an increase of 141.5%. The increase was primarily due to:

•	Incremental revenue associated with the DSS Business, and
•	Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $8.3 million (12.7% of revenue) and $3.6 million (13.4% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•	Higher revenue (including incremental revenue associated with the DSS Business), and
•	A higher margin mix relative to 2021 (excluding the DSS Business).

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.3 million and $0.9 million, respectively, representing an increase of 146.5%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.1 million and $0.2 million, respectively.

Fabrication Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$136,948	$21,877	$115,071

Revenue	$31,885	$31,098	$787
Gross profit (loss)	(2,064)	885	(2,949)
Gross profit (loss) percentage	(6.5)%	2.8%
General and administrative expense	1,699	1,453	(246)
Other (income) expense, net	(4,550)	(1,168)	3,382
Operating income	787	600	187

References below to 2022 and 2021 refer to the nine months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 and 2021 were $136.9 million and $21.9 million, respectively, and were primarily related to the fabrication of jacket foundations for an offshore project and small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $31.9 million and $31.1 million, respectively, representing an increase of 2.5%. The increase was primarily due to:

•	Increased small-scale fabrication project activity, and
•	Facility fees to reserve fabrication capacity for our offshore jackets project, offset partially by,
•	No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021.

Gross profit (loss) – Gross loss for 2022 was $2.1 million (6.5% of revenue) and gross profit for 2021 was $0.9 million (2.8% of revenue). The gross loss for 2022 was primarily due to:

•	Low revenue due to low backlog levels, and
•	The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•	The benefit of the aforementioned facility fees.

The gross loss for 2022 relative to gross profit for 2021 was primarily due to:

•

An increase in the under-recovery of overhead costs due to higher property insurance costs and a decrease in work hours associated with our large fabrication activity, offset partially by an increase in work hours associated with small-scale fabrication activity, and

•	Project improvements of $3.7 million for 2021 on our offshore modules, material supply, marine docking structures and subsea structures project, offset partially by,
•	Higher revenue, and
•	The benefit of the aforementioned facility fees for 2022.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.6 million and $0.8 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $1.7 million and $1.5 million, respectively, representing an increase of 16.9%. The increase was primarily due to higher business development costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $4.6 million and $1.2 million, respectively. Other income for 2022 was primarily due to gains of $4.4 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities. Other income for 2021 was primarily due to:

•	A gain of $0.4 million associated with the settlement of a property tax dispute, and
•	Gains on the sales of equipment and scrap materials.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$1,213	$—	$1,213

Revenue	$7,314	$10,561	$(3,247)
Gross loss	(759)	(3,174)	2,415
Gross loss percentage	(10.4)%	(30.1)%
General and administrative expense	2,939	691	(2,248)
Other (income) expense, net	267	285	18
Operating loss	(3,965)	(4,150)	185

References below to 2022 and 2021 refer to the nine months ended September 30, 2022 and 2021, respectively.

New project awards – New project awards for 2022 were $1.2 million and were due to the net impact of change orders and liquidated damages for our seventy-vehicle ferry and two forty-vehicle ferry projects.

Revenue – Revenue for 2022 and 2021 was $7.3 million and $10.6 million, respectively, representing a decrease of 30.7%. The decrease was primarily due to:

•	Lower revenue for our seventy-vehicle ferry and second forty-vehicle ferry projects, which are nearing completion, offset partially by,
•	Higher revenue for our first forty-vehicle ferry project, which is nearing completion.

Gross loss – Gross loss for 2022 and 2021 was $0.8 million (10.4% of revenue) and $3.2 million (30.1% of revenue), respectively. The gross loss for 2022 was primarily due to:

•	Holding costs of $0.6 million related to the two MPSVs that remain in our possession and are subject to dispute, and
•	The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours.

The decrease in gross loss for 2022 relative to 2021 was primarily due to:

•	Project charges of $3.3 million for 2021 on our seventy-vehicle ferry project, offset partially by,
•	Project improvements of $0.3 million for 2021 on our two forty-vehicle ferry projects, and
•	An increase in the under-recovery of overhead costs due to a decrease in work hours.

See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.9 million and $0.7 million, respectively, representing an increase of 325.3%. General and administrative expense relates to legal and advisory fees associated with our MPSV dispute. See Note 7 for further discussion of our MPSV dispute.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.3 million and $0.3 million, respectively. Other expense for 2022 was primarily due to:

•	Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility (which were closed in the fourth quarter 2020).

Other expense for 2021 was primarily due to:

•	Charges associated with damage caused by Hurricane Ida to our second forty-vehicle ferry project and to the MPSVs which are in our possession and subject to dispute, and
•	Carry costs associated with our leased Jennings Facility and Lake Charles Facility, offset partially by,
•	Gains from insurance recoveries associated with property damage to our Lake Charles Facility previously caused by Hurricane Laura.

Corporate Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
New project awards (eliminations)	$(431)	$(1,108)	$677

Revenue (eliminations)	$(431)	$(1,108)	$677
Gross loss	—	(224)	224
General and administrative expense	6,047	6,017	(30)
Other (income) expense, net	482	—	(482)
Operating loss	(6,529)	(6,241)	(288)

References below to 2022 and 2021 refer to the nine months ended September 30, 2022 and 2021, respectively.

Gross loss – Gross loss for 2021 was $0.2 million and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $6.0 million and $6.0 million, respectively, representing an increase of 0.5%. The increase was primarily due to:

•

Higher incentive plan costs (due in part to the graded vesting method for the recognition of compensation expense for performance-based restricted stock unit awards, which results in the accelerated amortization of compensation expense over the vesting period), and

•	Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•	Various cost savings.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.5 million and was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party.

Discontinued Operations

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2022	2021	Change
Revenue	$—	$41,637	$(41,637)
Gross profit	—	7,725	(7,725)
Gross profit percentage	—	18.6%
General and administrative expense	—	413	413
Impairments and (gain) loss on assets held for sale, net	—	25,331	25,331
Other (income) expense, net	—	(647)	(647)
Operating loss	—	(17,372)	17,372

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for the nine months ended September 30, 2022. References below to 2021 refer to the nine months ended September 30, 2021.

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

Impairments and (gain) loss on assets held for sale, net – Impairments and (gain) loss on assets held for sale, net for 2021 was a loss of $25.3 million, of which $22.8 million related to the impairment of our Shipyard Division’s long-lived assets and $2.6 million related to transaction and other costs associated with the Shipyard Transaction. See Note 3 for further discussion of the Shipyard Transaction.

Other (income) expense, net – Other (income) expense, net for 2021 was income of $0.6 million and was primarily due to a gain from insurance recoveries associated with damage previously caused by Hurricane Laura to a drydock that was sold in connection with the Shipyard Transaction.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents, restricted cash and scheduled maturities of our short-term investments. At September 30, 2022, our cash, cash equivalents, restricted cash and short-term investments totaled $37.8 million as follows (in thousands):

September 30, 2022
Cash and cash equivalents	$26,257
Short-term investments(1)	9,809
Available cash, cash equivalents and short-term investments	36,066
Restricted cash, current	1,703
Total cash, cash equivalents, restricted cash and short-term investments	$37,769

(1)	Includes U.S. Treasuries with original maturities of six months.

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

At September 30, 2022, our working capital was $55.5 million and included $37.8 million of cash, cash equivalents, restricted cash and short-term investments. Excluding cash, cash equivalents, restricted cash and short-term investments, our working capital at September 30, 2022 was $17.7 million, and consisted of: net contract assets and contract liabilities of $3.5 million; contract receivables and retainage of $33.0 million; inventory, prepaid expenses and other current assets of $9.1 million; and accounts payable, accrued expenses and other current liabilities of $27.9 million. The components of our working capital (excluding cash, cash equivalents, restricted cash and short-term investments) at September 30, 2022 and December 31, 2021, and changes in such amounts during the nine months ended September 30, 2022, were as follows (in thousands):

	September 30, 2022	December 31, 2021	Change(3)
Contract assets	$7,807	$4,759	$3,048
Contract liabilities(1)	(4,293)	(6,648)	2,355
Contracts in progress, net(2)	3,514	(1,889)	5,403
Contract receivables and retainage, net	33,012	15,986	17,026
Prepaid expenses, inventory and other current assets	9,096	8,750	346
Accounts payable, accrued expenses and other current liabilities	(27,908)	(23,306)	(4,602)
Total	$17,714	$(459)	$18,173

(1)

Contract liabilities at September 30, 2022 and December 31, 2021, includes accrued contract losses of $1.6 million and $3.9 million, respectively, associated primarily with the Active Retained Shipyard Contracts.

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

Cash Flow Activity (in thousands)

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(18,825)	$(11,228)
Net cash provided by (used in) investing activities	(6,720)	43,036
Net cash used in financing activities	(1,084)	(1,158)

Operating Activities – Cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $18.8 million and $11.2 million, respectively, and was primarily due to the net impacts of the following:

2022 Activity

•

Net loss adjusted for depreciation and amortization of $3.8 million, non-cash asset impairments of $0.5 million, gain on insurance recoveries of $1.2 million, and stock-based compensation expense of $1.5 million;

•

Increase in contract assets of $3.0 million related to the timing of billings on projects, primarily due to increased unbilled positions on our seventy-vehicle ferry and two forty-vehicle ferry projects within our Shipyard Division;

•

Decrease in contract liabilities of $2.4 million, primarily due to a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects within our Shipyard Division;

•

Increase in contract receivables and retainage of $17.0 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects within our Services Division (including projects associated with the DSS Business) and Fabrication Division;

•

Increase in prepaid expenses, inventory and other assets of $1.2 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the collection of the remainder of the Transaction Price discussed further in Note 3 and the Insurance Finance Arrangement discussed further in Note 6;

•

Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million, primarily due to the timing of payments and increased accounts payable positions for various projects within our Services Division and Fabrication Division. The change differs from the table above primarily due to the Insurance Finance Arrangement discussed further in Note 6; and

•	Change in noncurrent assets and liabilities, net of $0.7 million.

2021 Activity

•

Net loss adjusted for depreciation and amortization of $4.3 million, non-cash asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, gain on extinguishment of debt of $9.1 million, and stock-based compensation expense of $1.2 million;

•

Increase in contract assets of $4.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts, offset partially by decreased unbilled positions on our seventy-vehicle ferry project within our Shipyard Division;

•

Decrease in contract liabilities of $6.3 million, primarily due to a decrease in advance payments on our Divested Shipyard Contracts and our two forty-vehicle ferry projects within our Shipyard Division;

•

Decrease in contract receivables and retainage of $7.2 million related to the timing of billings and collections on projects, primarily due to collections on our Divested Shipyard Contracts and various projects within our Fabrication Division;

•

Increase in prepaid expenses, inventory and other assets of $0.5 million, primarily due to prepaid expenses and the associated timing of certain prepayments, insurance receivables related to Hurricane Ida and the unpaid portion of the Transaction Price associated with the Shipyard Transaction;

•

Decrease in accounts payable, accrued expenses and other current liabilities of $12.4 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts, our seventy-vehicle ferry project within our Shipyard Division, and various projects within our Fabrication Division; and

•	Change in noncurrent assets and liabilities, net of $0.6 million.

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2022 was $6.7 million, and cash provided by investing activities for the nine months ended September 30, 2021 was $43.0 million. Cash used in investing activities for 2022 was primarily due to purchases of short-term investments of $9.8 million and capital expenditures of $1.0 million, offset partially by proceeds from the Shipyard Transaction of $0.9 million, recoveries from insurance claims of $1.2 million, and the sale of assets of $2.0 million. Cash provided by investing activities for 2021 was primarily due to net proceeds from the Shipyard Transaction of $31.7 million, proceeds from the sale of assets of $4.4 million, and net maturities of short-term investments of $8.0 million, offset partially by capital expenditures of $1.1 million.

Financing Activities – Cash used in financing activities for the nine months ended September 30, 2022 and 2021 was $1.1 million and $1.2 million, respectively. Cash used in financing activities for 2022 was primarily due to payments on our Insurance Finance Arrangement of $1.0 million. Cash used in financing activities for 2021 was primarily due to the repayment of $1.1 million of the PPP Loan. See Note 6 and “Loan Agreement” and “Insurance Finance Arrangement” below for further discussion of the Insurance Finance Arrangement and PPP Loan.

Credit Facilities and Debt

LC Facility – We have a letter of credit facility with Hancock Whitney Bank (“Whitney Bank”) that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At September 30, 2022, we had $1.7 million of letters of credit outstanding under the LC Facility. See Note 6 for further discussion of our LC Facility.

Surety Bonds – We issue surety bonds in the ordinary course of business to support our projects. At September 30, 2022, we had $121.1 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to dispute, $55.8 million relates to our Active Retained Shipyard Contracts, and $15.3 million relates to our Fabrication Division contracts and certain of our insurance coverages. It has been increasingly difficult to obtain additional bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including recent project charges attributable to our Shipyard Division operations. We can provide no assurances that necessary bonding capacity will be available to support our future bonding requirements. See Note 6 and “Mortgage Agreement and Restrictive Covenant Agreement” below for discussion of our entry into agreements with one of our Sureties relating to the Retained Shipyard Contracts and Note 7 for further discussion of our surety bonds and MPSV dispute.

Insurance Finance Arrangement – During the second quarter 2022, we renewed our property and equipment insurance coverages, and in connection therewith, entered into a short-term premium finance arrangement (“Insurance Finance Arrangement”) totaling $2.4 million, payable in ten equal monthly installments and accruing interest at a fixed rate of 4.3% per annum. We consider the transaction to be a non-cash financing activity, with the initial financed amount reflected within accrued expenses and other liabilities on our Balance Sheet, and a corresponding asset reflected within prepaid expenses and other assets on our Balance Sheet. We have reflected principal repayments of $1.0 million for the nine months ended September 30, 2022, as a financing activity on our Statement of Cash Flows, and at September 30, 2022, our remaining principal balance was $1.5 million. See Note 6 for further discussion of our Insurance Finance Arrangement.

Loan Agreement – On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). The PPP Loan, and accrued interest, were eligible to be forgiven partially or in full, if certain conditions were met. Following the approval of our application for forgiveness by the Small Business Administration (“SBA”), on July 28, 2021, Whitney Bank received $9.1 million from the SBA, which was the amount of loan forgiveness requested, plus accrued interest. The forgiveness of the PPP Loan and accrued interest resulted in a gain of $9.1 million during both the three and nine months ended September 30, 2021. On July 29, 2021, we repaid Whitney Bank the remaining balance of the PPP Loan, together with accrued interest. Because the amount borrowed exceeded $2.0 million, we are required by the SBA to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements for the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part, and we could be required to repay all or part of the forgiven amount. See Note 6 for further discussion of the PPP Loan.

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

Liquidity Outlook

As discussed above, we continue to focus on securing profitable new project awards and backlog in the near-term and generating operating income and cash flows in the longer-term. We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. The primary uses of our liquidity for 2022 and the foreseeable future are to fund:

•

Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication Division until we secure and begin to execute sufficient backlog to fully recover our overhead costs;

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
•

Costs associated with the impacts of Hurricane Ida, including insurance deductibles and uninsured losses, if any, as well as repair costs for buildings and equipment for which insurance payments have previously been received from our insurance carriers.

We anticipate capital expenditures of approximately $1.5 million to $2.0 million for the fourth quarter 2022, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win potential new project awards and execute our backlog, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at September 30, 2022, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2022 and 2023, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil price volatility, COVID-19, and Russia’s invasion of Ukraine and the U.S. and other countries actions in response. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the third quarter 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including our MPSV dispute, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2021 Annual Report.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.

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

Date: November 8, 2022