Form 10-K
period 2022-12-31
GULF ISLAND FABRICATION INC
filed 2023-03-29
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2022 was $38,842,000.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2023, was 15,972,533.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be prepared for use in connection with the registrant’s 2023 annual meeting of shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2022 (“2022 Annual Report” or “this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2021 Financial Statements	Our Financial Statements for the year ended December 31, 2021 and related notes, filed with the SEC on Form 10-K on March 22, 2022.

Acquisition Date	The closing date of the DSS Acquisition of December 1, 2021.

Active Retained Shipyard Contracts

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that were under construction as of the Transaction Date, which were excluded from the Shipyard Transaction. The Active Retained Shipyard Contracts do not include the contracts and related obligations for the two MPSV projects that are subject to our MPSV Litigation (which were retained but are not active contracts).

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bollinger	Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C.

Broussard Facility	Our leased facility located in Broussard, Louisiana that supports our Services Division.

Cash-Settled RSUs	RSUs settled in cash.

CARES Act	The Coronavirus Aid, Relief and Economic Security Act, as amended.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

COVID-19	The global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

Divested Shipyard Contracts	Contracts and related obligations for our three research vessel projects and five towing, salvage and rescue ship projects, which were included in the Shipyard Transaction.

DSS Acquisition	The acquisition of the DSS Business from Dynamic on December 1, 2021.

DSS Business	The services and industrial staffing businesses of Dynamic, which were acquired in connection with the DSS Acquisition.

DTA(s)	Deferred Tax Asset(s).

Dynamic	Dynamic Industries, Inc.

EPC	Engineering, Procurement and Construction.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities, Broussard Facility, Harvey Facility, Ingleside Facility and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders' Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GIS	Gulf Island Shipyards, LLC.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Harvey Facility	Our leased facility located in Harvey, Louisiana that supports our Services Division, which replaced our Harvey Option Facility.

Harvey Option

Purchase option entered into in connection with the DSS Acquisition that provided us with a right to buy the Harvey Option Facility prior to December 2, 2022 for a nominal amount. The option was sold to a third-party in the third quarter 2022.

Harvey Option Facility

Our former leased facility located in Harvey, Louisiana subject to the Harvey Option, a lease for which was entered into in connection with the DSS Acquisition. The lease was terminated in connection with the sale of the Harvey Option and we replaced the facility capacity with the Harvey Facility.

Hornbeck	Hornbeck Offshore Services, LLC.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

Ingleside Facility	Our owned facility located in Ingleside, Texas that supports our Services Division, which was acquired in connection with the DSS Acquisition.

inland	Typically, bays, lakes and marshy areas.

Insurance Finance Arrangement	Short-term finance arrangement for insurance premiums associated with our property and equipment insurance coverages.

ISO	International Standard Organization based in Geneva, Switzerland.

jacket

A component of a fixed platform consisting of a tubular steel braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel piles driven into the seabed. The jacket supports the deck structure located above the water.

Jennings Facility

Our leased facility located near Jennings, Louisiana that previously supported our Shipyard Division and was closed in 2020. The facility was subleased to a third-party in 2022 for the duration of the lease.

labor hours	Hours worked by employees directly involved in the production of our products or delivery of our services.

Lake Charles Facility	Our formerly leased facility located near Lake Charles, Louisiana that previously supported our Shipyard Division and was closed in 2020. The lease was terminated in 2022.

LC Facility	Our $20.0 million letter of credit facility with Whitney Bank maturing June 30, 2023, as amended.

LNG	Liquefied Natural Gas.

Mortgage Agreement

Multiple indebtedness mortgage arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with such Surety associated with outstanding surety bonds for certain contracts, which encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

modules	Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system.

MPSV(s)	Multi-Purpose Supply Vessel(s).

MPSV Litigation

The lawsuit filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC, bearing docket number 2018-14861.

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OPEC	Organization of the Petroleum Exporting Countries.

OSHA	Occupational Safety and Health Administration.

Performance Bonds	The performance bonds issued by the Surety in connection with the construction of two MPSVs that are subject to our MPSV Litigation, for which the face amount of the bonds total $50.0 million.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

PPP	Paycheck Protection Program administered by the SBA under the CARES Act.

PPP Loan	Our previous $10.0 million loan from Whitney Bank forgiven pursuant to the PPP.

Pro Forma Information	The condensed combined financial information that gives effect to the DSS Acquisition as if it had occurred on January 1, 2020 (the earliest period presented in our 2021 Financial Statements).

Purchase Price	The purchase price of $7.6 million associated with the DSS Acquisition.

Restrictive Covenant Agreement

Restrictive covenant arrangement with one of our Sureties, to secure our obligations and liabilities under our general indemnity agreement with such Surety associated with its outstanding surety bonds for certain contracts, which precludes us from paying dividends or repurchasing shares of our common stock.

Retained Shipyard Contracts	Contracts and related obligations for the Active Retained Shipyard Contracts and two MPSV projects that are subject to our MPSV Litigation, which were excluded from the Shipyard Transaction.

RSUs	Restricted Stock Units.

SAB	Staff Accounting Bulletin.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Facility	Our formerly owned facility located in Houma, Louisiana that previously supported our Shipyard Division and was sold in connection with the Shipyard Transaction.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 19, 2021, which included the Divested Shipyard Contracts and our Shipyard Facility.

Spud barge	Construction barge rigged with vertical tubular or square lengths of steel pipes that are lowered to anchor the vessel.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties

A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts. Payments by the Surety pursuant to the bond in the event of non-performance are subject to reimbursement to the Surety by us under a general indemnity agreement.

T&M	Time and materials. Work is performed and billed to the customer at contracted time and material rates.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, “Revenue from Contracts with Customers”.

Transaction Date	The closing date of the Shipyard Transaction of April 19, 2021.

Transaction Price	The Company’s base sales price of $28.6 million associated with the Shipyard Transaction.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

Whitney Bank	Hancock Whitney Bank.

Working Capital True-Up

The $7.8 million received in 2021 in connection with the Shipyard Transaction associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date.

v

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to timing of delivery of vessels related to the Active Retained Shipyard Contracts and subsequent wind down of our Shipyard Division operations; expected exposure in the event of an adverse outcome in the MPSV Litigation; diversification and entry into new end markets; improvement of risk profile; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; liquidity; and tax rates. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions (including global shipping and logistics challenges), inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises (such as COVID-19), labor costs and geopolitical conflicts (such as the conflict in Ukraine), and the related volatility in oil and gas prices and other factors impacting the global economy; the cyclical nature of the oil and gas industry; outcome of the MPSV Litigation and our ability to resolve any other material legal proceedings; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets, and the resumption of our suspended large fabrication project; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and limits on insurance coverage; the operability and adequacy of our major equipment; the final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

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

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition (discussed below) and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for 2021 has been recast to conform to the presentation of our reportable segments for 2022. Our three operating divisions and Corporate Division are discussed below.

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures and other specialty services on offshore platforms and inland structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; provides industrial staffing services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities and include the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”), which was acquired on December 1, 2021 (“DSS Acquisition”). See Note 4 for further discussion of the DSS Acquisition.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”), which included the Divested Shipyard Contracts and our Shipyard Facility. We determined that the assets, liabilities and operations associated with the Shipyard Transaction, and certain previously closed facilities, were discontinued operations in 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations (which excludes the projects that are subject to our MPSV Litigation) by the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2). Unless otherwise noted, the discussion and amounts presented below relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for further discussion of our MPSV Litigation.

Corporate Division and Allocations – Our Corporate Division includes costs that do not directly relate to our operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors’ fees, certain insurance costs and costs associated with overall corporate governance and reporting requirements for a publicly traded company. Shared resources and costs that benefit more than one operating division are allocated amongst the operating divisions based on each operating division’s estimated share of the benefit received. Such costs include, but are not limited to, human resources, insurance, information technology, accounting, business development and certain division leadership.

Facilities and Equipment

Houma Facilities – Our fabrication and primary administrative and operating facilities are located in Houma, Louisiana (“Houma Facilities”) on approximately 226 acres on the east bank of the Houma Navigation Canal and on a slip adjacent to the Houma Navigation Canal, approximately 30 miles from the Gulf of Mexico (“GOM”). The facility includes approximately 85,000 square feet of administrative and operations facilities, 320,000 square feet of covered fabrication facilities, 140,000 square feet of warehouse facilities, and 20,000 square feet of blasting and coating facilities. It also has 5,970 linear feet of water frontage, including 2,535 feet of steel bulkheads. Buildings and equipment that are significant to our Houma Facilities include:

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
•
blasting and coating shops that enable under roof blast and paint services;
•
large warehouse buildings for storage;
•
crawler cranes and rubber-tired hydraulic modular transporters;
•
deck barge for transporting equipment and fabricated products;
•
truckable tug and spud barges with cranage for marine construction activities; and
•
various civil construction equipment.

We have a Mortgage Agreement associated with the real estate of the Houma Facilities that secures our obligations with one of our Sureties related to outstanding bonds with such Surety. See “Liquidity and Capital Resources” in Item 7 and Note 6 for further discussion of our Mortgage Agreement.

Other Facilities – Our other administrative and operating facilities include:

•
Ingleside Facility – Owned warehouse and operating facility located in Ingleside, Texas (“Ingleside Facility”) consisting of approximately 10,000 square feet of buildings on approximately 4 acres.
•
Harvey Facility – Leased warehouse and operating facility located in Harvey, Louisiana (“Harvey Facility”) consisting of approximately 12,000 square feet of buildings on approximately 1.5 acres.
•
Broussard Facility – Leased warehouse and operating facility located in Broussard, Louisiana (“Broussard Facility”) consisting of approximately 10,000 square feet of buildings on approximately 2.5 acres.
•
Other – Leased administrative offices in The Woodlands, Texas and New Iberia, Louisiana.

Materials and Supplies

The principal materials and supplies used in our operations across all our divisions include standard steel shapes, steel plate, steel pipe, welding gases, welding wire, fuel, oil and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the pricing, availability and schedules offered by our suppliers may vary significantly from year to year due to various factors, including supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, public health crises (such as COVID-19), geopolitical conflicts (such as the conflict in Ukraine), foreign currency exchange rate fluctuations, supplier consolidations, supplier raw material shortages, customer demand, and any duties and tariffs imposed on the materials or other import restrictions. In 2022, we experienced increased costs of materials and supplies due to inflation and continued supply chain delays and shortages, due in part to COVID-19 and Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis). While pricing and availability of materials and supplies did not significantly impact our results in 2022, these issues may continue in 2023 and may become material. See “Risk Factors” in Item 1A for further discussion of our use of raw materials and supplies and the impact of global macroeconomic conditions, COVID-19 and Russia’s invasion of Ukraine on our operations.

The majority of the steel plate used in our operations arrives at our facilities in bulk, which we then cut into the form needed or roll into tubular sections in our rolling mill. Tubular sections can be welded together in long straight tubes to become legs or into shorter tubes to become part of a network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment. We procure steel from both domestic and foreign mills. Delivery from domestic steel mills can take weeks or months for as-rolled steel and longer for heat treated steel. Delivery from foreign steel mills, including transit time, can take several months. Additionally, the U.S. sometimes imposes tariffs on certain imported steel which can result in higher cost for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indices.

In addition to the materials and supplies described above used in our fabrication process, we also use third-party manufacturers for engineered and manufactured equipment added to the structures and modules that we fabricate. To mitigate our risk of increasing costs, we often negotiate and purchase such equipment from the manufacturer at a fixed price. Additionally, we may use subcontractors when their use enables us to meet customer requirements for resources, schedule, cost or technical expertise. Subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis.

Human Capital Management

Our employees are our most important assets and serve as the foundation for our ability to achieve our financial and strategic objectives.

Employee Statistics – Our workforce varies based on our level of activity at any particular time. At December 31, 2022, we had 874 full-time employees, compared to 960 full-time employees at December 31, 2021, and one part-time employee compared to none at December 31, 2021. In addition, due to limitations in the availability of skilled craft labor and increased demand for our services in 2022, we increased our use of independent contract labor and will continue to do so, as necessary, to supplement our workforce. None of our employees are employed pursuant to a collective bargaining agreement and we believe our relationship with our employees is favorable. Labor hours worked during 2022 and 2021 were 1.7 million and 1.0 million, respectively. The increase in labor hours was primarily due to the DSS Acquisition on December 1, 2021. See “Risk Factors” in Item 1A for further discussion of our use of contract labor.

Recruitment, Training and Workforce Development – Our success depends on our ability to attract, develop, motivate and retain a highly-skilled workforce that includes craft labor as well as supervision and project management. To support the development of our workforce, we offer supervision and other training programs to educate and elevate the skillsets of our front-line leaders. We also provide internal hands-on technical fitting and welding training programs and instruction to further develop our craft labor and maintain high standards of quality. We have also created a succession plan for all senior leadership positions. During 2022, we were awarded a Texas Workforce Commission Skills Development grant. These funds enhance our ability to deliver on-demand technical training to help develop the next generation of skilled craft professionals in pipe fitting, welding, scaffold building, painting/blasting, equipment operation, and rigging in our rapidly growing industry. The grant enabled us to train 284 employees in 2022. During 2022 and 2021, we were also awarded an Incumbent Worker Training Program grant through the Louisiana Workforce Commission. This program provides supplemental funding for, among other things, skills, safety and environmental training through third-party providers for craft personnel and leadership. The grant enabled us to train approximately 91 and 285 employees in 2022 and 2021, respectively.

Employee Benefits – Our compensation programs are designed to attract, motivate and retain our employees. We provide competitive base wages and salaries that are consistent with employee positions, skills and experience levels, and geographic locations. Employees are eligible to receive paid and unpaid leave and participate in our health insurance and life, disability and accident insurance programs. We also offer retirement benefits through our 401(k) plan, which includes discretionary Company-matching contributions. During 2022 and 2021, we conducted annual employee benefits surveys to gain a deeper understanding of how our various benefit programs are valued by our employees. The employee feedback indicated a desire for additional medical plan options, a preference for smartphone and email communication, and a health advocate that can provide plan education. As a result, we included a new high-deductible health plan option and health savings account option in our benefit program offerings for 2022, along with an identity theft benefit offering, and we continued building on the mobile app launched in 2021.

Employee Engagement – During 2022 and 2021, we incorporated feedback from our employees into our training programs and employee benefit program offerings. The feedback was gathered from our employee satisfaction survey performed during 2021 and our annual employee benefits survey conducted in 2022 and 2021, which provided employee perspectives on working for the Company and suggestions for improvements.

Diversity and Inclusion – Our commitment to diversity extends across all divisions and disciplines of our business. We leverage multiple platforms to expand our reach for diverse talent and also use recruiting sites focused on veterans and individuals with disabilities. At December 31, 2022, approximately 51% of our workforce were women or minorities. During 2022, we conducted our annual leadership workshop for approximately 150 front-line leaders that consisted of a two-day interactive training on leading the “younger generations” and prevention of sexual harassment. During 2021, we also launched a supervisor program that provided additional education to our leaders on respect in the workplace and included an emphasis on the prevention of sexual harassment.

See “Risk Factors” in Item 1A for further discussion of our ability to attract and retain qualified employees.

Safety

We are committed to the safety and health of our employees and contractors and believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a comprehensive safety management system designed to ensure the safety of our employees and contractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and contractors on a variety of topics to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. During 2022, our health, safety and environmental training system was audited and accredited by a third-party compliance organization.

During 2022 and 2021, we completed supervisor safety workshops that were delivered to leadership, including our front-line supervisors. The focus of these workshops is to drive a strong safety culture, incorporate human performance and risk tolerance principles, and emphasize the supervisor’s role in safety coaching and mentoring. During 2022 and 2021, we successfully trained approximately 98% and 90%, respectively, of our front-line supervision. We also successfully trained and implemented the “execution diamond”, a new tool to drive our employees and contractors to plan, stop and think before engaging in an activity, perform appropriate risk assessments, and emphasize their “stop work” authority. Our total recordable incident rate improved from a 0.61 in 2021 to 0.38 in 2022.

We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees during our hiring process and periodic random screenings throughout employment. Additionally, we require our contractors to follow alcohol and drug screening policies substantially the same as ours.

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

We continue to take actions to mitigate the impacts of COVID-19 on our operations and maintain a safe work environment for our workforce, including maintaining protocols for handling employees who have tested positive for COVID-19 or have come in contact with individuals that have tested positive for COVID-19. In addition, we have protocols for employees to return to work that test positive for COVID-19, including requiring a negative COVID-19 antigen test prior to returning to work. See “Risk Factors” in Item 1A for further discussion of the potential impact of public health crises on our operations.

Environmental

Our commitment to protecting the environment continues to be a strong principal that governs our work. We continuously look for ways to reduce our environmental impact, including a focus on protecting the land, water, and wildlife habitats in our surrounding communities, with an emphasis on spill prevention, water and waste management, air emissions and other natural resource conservation. We are further focused on energy efficiency and reducing our carbon footprint within our daily operations. During 2022, we continued our efforts in managing and monitoring our air emissions, water discharges, energy consumptions and greenhouse gases. This monitoring will allow us to establish baseline emission matrices based on the various types of fabrication projects we perform. We also conducted hazardous waste minimization and pollution prevention training for our employees. During 2021, we implemented a program to replace our facility lighting with LED bulbs, which reduced our energy consumption and improved our workplace conditions by providing better and more efficient lighting for our employees.

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

During 2021, we certified our environmental management system to ISO 14001:2015, which represents internationally recognized standards for environmental management overseen by the International Standard Organization (“ISO”) based in Geneva, Switzerland. Achieving this certification helps our management and employees ensure we are measuring and improving our environmental impact by improving the efficiency of our resources, consistently addressing environmental obligations and reducing waste and environmental risks. The certification helps us maintain our commitment to protecting the environment as a leader in the fabrication industry. The certification is based on a review of our programs and procedures and is subject to annual review and full recertification every three years. The last audit of our certification occurred in March 2022.

Quality Assurance

We use modern welding and fabrication technology, and all of our fabrication projects are executed in accordance with industry standards, specifications and regulations, including those published by the American Petroleum Institute, the American Welding Society, the American Society of Mechanical Engineers, the American Bureau of Shipping, the U.S. Coast Guard and customer specifications. We maintain training programs for technical fitting and welding instruction in order to prepare and upgrade our skilled labor workforce, and to maintain high standards of quality. In addition, we maintain on-site facilities for the non-destructive testing of all welds, a process performed by independent third-parties.

During 2021, our quality management systems were recertified as ISO 9001-2015, which represents internationally recognized standards for quality management. Similar to our environmental certification, this certification is based on a review of our programs and procedures and is subject to annual review and full recertification every three years. The last audit of our certification occurred in March 2022. Our quality management systems are also certified by the American Society of Mechanical Engineers and American Institute of Steel Construction. The certifications are valid through March 2025.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year. For 2022, two customers accounted for 48% of our consolidated revenue, which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division. For 2021, two customers accounted for 54% of our consolidated revenue, which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division, and our seventy-vehicle ferry project for our Shipyard Division.

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

Revenue for our long-term contracts is recognized using the percentage-of-completion method, based on contract costs incurred to date compared to total estimated contract costs. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred.

Revenue for our short-term contracts and contracts that do not satisfy the criteria for revenue recognition over time is recognized when the work is performed or when control of the asset is transferred, the related costs are incurred and collection is reasonably assured. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing. See “Risk Factors” in Item 1A, “Critical Accounting Policies” in Item 7, and Note 1 and Note 2 for further discussion of our contracting and revenue recognition.

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2022, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. Certain of our contracts in backlog were, and bidding activities for several new project opportunities have been delayed, as a result of COVID-19. In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division. No duration of the suspension or timing of potential recommencement of the project was provided. See “New Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog. See “Risk Factors” in Item 1A, “Critical Accounting Policies” in Item 7, and Note 1 and Note 2 for further discussion of our contracting and revenue recognition.

Seasonality

Our operations may be subject to seasonal variations due to weather conditions, including any seasonal weather conditions that may increasingly arise due to the effects of climate change, and available daylight hours. Although we have large, covered fabrication facilities, a significant amount of our construction activities continue to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. See “Risk Factors” in Item 1A for further discussion of the seasonal impacts to our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices. Declines in oil and gas prices can create excess capacity and under-utilization of our competitor’s facilities, resulting in more intense competition in the bidding process for new project awards. Previous decreases in oil and gas prices have led many companies, including us, to reduce their skilled workforce. These reductions, with a subsequent increase in oil and gas prices, has created a competitive labor market, resulting in higher costs of labor, including increases in wage rates and the costs of recruiting and training to attract and retain qualified personnel. In addition, we expect to face increased competition as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and future onshore infrastructure projects where modular designed steel structures are core to the execution strategy. Further, there are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs and increased the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

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

In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. Due to concerns that carbon dioxide, methane and certain other greenhouse gases may produce climate changes that have significant impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which if adopted in areas where we conduct business, could require us or our customers to incur additional compliance costs, may result in delays in the pursuit of regulated activities, prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services. For example, the recently adopted Inflation Reduction Act of 2022 imposes a federal fee on the emission of greenhouse gases.

We are also subject to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended and similar laws which provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe that our facilities are in substantial compliance with current regulatory standards.

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

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability, and worker’ compensation and USL&H. See “Risk Factors” in Item 1A for further discussion of limitations of our insurance coverage.

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

Our business, prospects, financial condition, operating results, cash flows, liquidity and stock price may be affected materially and adversely, in whole or in part, by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition, operating results, liquidity and cash flows to vary materially from historical results or those anticipated, projected or assumed in our forward-looking statements. Further, new risks emerge from time to time. In addition, our business, prospects, financial condition, operating results, cash flows, liquidity and stock price could be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Business and Industry Risks

Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.

Our business continues to be significantly dependent on the level of capital expenditures by oil and gas producers, processors and their contractors, as well as alternative energy companies, operating in the GOM and along the Gulf Coast. The level of capital expenditures by these companies can be impacted by oil and gas and associated commodity prices. In recent years, the price of oil and gas has experienced significant volatility, which resulted in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted from reductions in revenue, lower margins due to competitive pricing, and under-utilization of our operating facilities and resources. Although oil and gas prices have recovered from the historic lows seen in 2020, due in part to the conflict in Ukraine and related European energy crisis, there are no assurances that the increase in prices will be sustained or that our business will benefit from such increase in prices.

In addition to commodity prices, the levels of our customers’ capital expenditures are influenced by, among other things:

•
availability and cost of capital;
•
the cost of exploring for, producing and delivering oil and gas and the sufficiency of any returns on capital investments;
•
the sale and expiration dates of offshore leases in the U.S. and overseas;
•
the discovery rate, size and location of new oil and gas reserves;
•
demand for energy, including hydrocarbon production, which is affected by worldwide economic activity and uncertainty and population growth, as well as the conflict in Ukraine and related European energy crisis;
•
the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil and the level of production by non-OPEC countries;
•
political events and conditions, including socio-political unrest, any government shutdown, instability or hostilities, including the conflict in Ukraine, and trade and monetary sanctions in response to such developments;
•
demand for, availability of and technological viability of, alternative sources of energy;
•
technological advances affecting energy exploration, production, transportation and consumption;
•
weather conditions, natural disasters, and global or regional public health crises (such as COVID-19) and other catastrophic events; and
•
uncertainty regarding the U.S. energy policy, including local, state and federal laws and regulations that would negatively impact or restrict the oil and gas industry.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the services we provide. Further, the current relative stabilization in oil and gas prices and increase in bidding activity may not necessarily translate into long-term increased activity. Even during periods of relatively high oil and gas prices, our customers may cancel or curtail capital expenditure programs for exploration and production and repair and maintenance of their offshore assets due to uncertainty regarding oil and gas prices and other priorities for cash flows, including investment in energy transition projects. Advances in onshore exploration and development technologies, particularly with respect to large, onshore shale production areas, or energy transition projects could result in our historical customers allocating a higher percentage of their capital expenditure budgets to such activities and we may not be successful securing new project awards related to these activities. See risk factor below titled “Our efforts to strategically reposition the Company to diversify our service offerings and customer base may not result in increased shareholder value.” In addition, an increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to remain depressed and limit our future growth opportunities. See “Overview” in Item 7 for further discussion of the impacts of oil and gas price volatility.

The impacts on our business of the volatility of oil and gas prices and other factors that have influenced our customers’ capital spending have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project. No duration of the suspension or timing of potential recommencement of the project was provided. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of the project suspension.

We service industries that are highly competitive among service providers.

The onshore refining, petrochemical, LNG and industrial fabrication industries and the offshore oil and gas fabrication and services industry are highly competitive and influenced by events largely outside of our control. In addition, as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and potential future onshore support structures to provide electricity from renewable and green sources, we expect to face increased competition. Contracts for our fabrication and services projects are often awarded on a competitively bid basis, and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of personnel, equipment and facilities, and the reputation, experience, and safety record of the contractor. We can provide no assurances that we will be able to maintain our current competitive position or that we will be able to successfully compete with other companies as the green energy transition progresses. In addition, we often compete with companies that have greater resources, which may make them more competitive for certain projects.

Competition with foreign fabricators can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs, increasing the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast from foreign locations. See “Competition” within Item 1 for further discussion of the competitive nature of our industry.

A small number of customers may represent a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of customers in any given year. For our Services Division, our services for such customers are generally subject to master services agreements, and accordingly, such customers tend to be consistent each year; however, the amount of revenue may vary between years because the level of services that we may provide depends on, among other things, the amount of that customer’s capital expenditure budget, our labor availability and our ability to meet the customer’s schedule requirements. For our Fabrication Division, our services for such customers are generally project specific, and accordingly, may account for a significant portion of our revenue in one year, but represent a smaller or even immaterial portion of our revenue in subsequent years, or vice-versa. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2022, we had two customers that accounted for 48% of our consolidated revenue, and for 2021, we had two customers that accounted for 54% of our consolidated revenue. The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See “Customers” in Item 1 for further discussion of our customers.

Competitive pricing common in the industries we serve could negatively impact our operating results.

The industries we serve are highly competitive, and as a result, we have not always been successful in fully recovering our project and overhead costs or realizing a profit, even when industry conditions are favorable. While we have recently experienced an increase in bidding activity for fabrication projects and demand for our services remains high, this trend may not continue. Additionally, as it relates to our fabrication business, during periods of increased market demand, new fabrication service capacity may enter the market, which could place pressure on the pricing of our fabrication projects. Furthermore, during periods of declining pricing for our fabrication projects and services, we may not be able to reduce our costs accordingly, which could impact our ability to compete.

Operational Risks

Our business depends on the award of new contracts and the timing and execution of those awards.

It is difficult to predict whether or when we will be awarded new contracts due to complex bidding and selection processes, changes in existing or forecast market conditions, governmental regulations, permitting and environmental matters. In the case of our Fabrication Division, while we have seen an increase in bidding activities and we secured a large new project award for offshore jacket foundations in 2022, we can provide no assurances that the higher level of bidding activity will continue during 2023 and beyond or that we will be successful in securing any additional large project awards. Our results of operations and cash flows can fluctuate materially from period to period based on our success in securing new project awards

Our short-term profitability may be affected from time to time as we balance our current capacity with expectations of future project awards and the timing of execution of new project awards. If an expected new project award is delayed or not received, or project execution is delayed subsequent to an award, we may incur costs to maintain an idle workforce and facilities, or alternatively, we may determine that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project. No duration of the suspension or timing of potential recommencement of the project was provided. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of the project suspension. A reduction in our workforce could also impact our results of operations if customers are hesitant to award new contracts based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded following our workforce reductions over recent years. See the risk factor below titled “We may be unable to employ a sufficient number of skilled personnel to execute our projects.”

We may be unable to successfully defend against claims made against us by customers, subcontractors or other parties, or recover claims made by us against customers, subcontractors or other parties.

We are, and may in the future become, involved in various legal proceedings and subject to other contingencies that have arisen or may arise in the ordinary course of our business. Our projects are generally complex, and we may encounter difficulties in design, engineering, schedule changes and other factors, some of which may be beyond our control, that affect our ability to complete projects in accordance with contractual delivery dates or to otherwise meet contractual performance obligations.

We may bring claims against customers for additional costs incurred by us resulting from customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also have disputes with our subcontractors and other parties, related to, among other things, indemnification obligations. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. A material adverse outcome in any uninsured litigation could result in our liabilities exceeding our assets. See “Legal Proceedings” in Item 3 and Note 9 for discussion of our MPSV Litigation.

We have certain continuing obligations in connection with the Shipyard Transaction. If there were any indemnification or other claims arising out of the Shipyard Transaction that are not resolved in our favor, we may not realize the full economic value we expect to derive from the Shipyard Transaction.

Regardless of the merit of particular claims, defending against litigation or responding to investigations can be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur or that we will not incur charges resulting from any such agreements or settlements.

The nature of our contracting terms for our contracts could adversely affect our operating results.

A substantial number of our projects are performed on a fixed-price or unit-rate basis in any given year. Under fixed-price contracts, our contract price is fixed, and is generally only subject to adjustment for changes in scope by the customer. Accordingly, we retain cost savings realized on a project but are also responsible for cost overruns. Under unit-rate contracts, material items or labor tasks are assigned unit rates of measure. The unit rates of measure will generally be a reimbursable value per ton, per foot or square foot or per item installed. A typical unit-rate contract can contain hundreds to thousands of unit rates of measure. Profit margins are incorporated into the unit-rates and, similar to a fixed-price contract, we retain cost savings realized on a project but are also responsible for cost overruns. In many cases, our fixed-price and unit-rate contracts involve complex design and engineering, significant procurement of materials and equipment, and extensive project management. In addition, as projects increase or decrease in scope, the resulting changes in contract price or unit-rates could be less than the actual costs incurred associated with such changes in scope. We employ our best efforts to properly estimate the cost to complete our projects; however, our actual costs incurred could materially exceed our estimates. The revenue, costs and profit realized on a contract will often vary from the estimated amounts on which such contract was originally estimated due to the following:

•
unanticipated changes in, or failure to properly estimate the costs of, engineering, materials, components, equipment, labor or subcontractors;
•
failure to properly estimate the impact of engineering delays or errors on the construction of a project, including productivity, schedule and rework;
•
difficulties in engaging third-party subcontractors, equipment manufacturers or materials suppliers, or failures by such third-parties to perform, resulting in project delays and additional costs;
•
late delivery of materials by vendors or the inability of subcontractors to deliver contracted services on schedule or at the agreed upon price;
•
increased costs due to poor project execution or productivity and/or weather conditions;
•
unanticipated costs or claims, including costs for project modifications, delays, errors or changes in specifications or designs, regulatory changes or contract termination;
•
unrecoverable costs associated with customer changes in scope and schedule;
•
payment of liquidated damages due to a failure to meet contractual delivery dates;
•
changes in labor conditions, including the availability, wage and productivity of labor;
•
termination, temporary suspension or significant reduction in scope of our projects by our customers;
•
unanticipated technical problems with the structures, equipment or systems we supply;
•
unforeseen costs or delays related to equipment that is not operable or does not adequately function; and
•
under-utilization of our facilities and an idle labor force.

These variations and risks are inherent within our industry and may result in revenue and profit that differ from amounts originally estimated or result in losses on projects. Depending on the size and duration of a project, variations from estimated contract performance can have a significant impact on our operating results. In addition, substantially all of our contracts require us to continue work in accordance with the contractually agreed schedule, and thus, continue to incur expenses for labor and materials, notwithstanding the occurrence of a disagreement with a customer over changes in scope, increased pricing and/or unresolved change orders or claims.

Our backlog is subject to change as a result of delay, suspension, termination or an increase or decrease in scope for projects currently in backlog.

The revenue projected in our backlog may not be realized or, if realized, may not be profitable. Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer. Depending on the size of the project, the delay, suspension, termination, increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized. Further, for certain projects we may be at greater risk of delays (or further delays, as applicable), suspensions and cancellations in light of the current global macroeconomics, including the conflict in the Ukraine and resulting European energy crisis. In addition, whether a project proceeds as scheduled, is suspended or terminated, it is possible that the customer may default by failing to pay amounts owed to us, including reimbursement to us for third-party costs we have committed or incurred on the customer’s behalf. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project. No duration of the suspension or timing of potential recommencement of the project was provided. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog and the project suspension.

We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability.

The price and availability of the raw materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, increases in fuel and energy costs, the impact of natural disasters, public health crises (such as COVID-19), geopolitical conflicts (such as the conflict in Ukraine), foreign currency exchange rate fluctuations, and other matters that have or could impact the global economy.

We rely on third parties to provide raw materials, equipment and components, and depend upon subcontractors for a variety of reasons, including performing work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands, performing certain aspects of a contract more efficiently considering the conditions of the contract, and performing certain services that we are unable to do or which we believe can be performed at a lower cost by subcontractors. Recently, supplier and subcontractor delays negatively affected our completion of certain of our Active Retained Shipyard Contracts, thus prolonging the wind down of our Shipyard Division operations and resulting in losses in excess of our previous estimates for the Active Retained Shipyard Contracts. See Note 2 for further discussion of the impacts of supplier and subcontractor delays on our projects.

Ensuring continuity of supply of such raw materials to our operations is critical to our business. We also rely on the availability of equipment and components for key equipment from our suppliers, which may be impacted by competition demands as well as the availability of input materials in the creation of such equipment and components for key equipment. Failure of suppliers and subcontractors to deliver raw materials, equipment and components and provide services, or perform under their contracts on a timely basis, or at all, has had and may continue to have an adverse impact on our operations. The impact of global macroeconomics on our suppliers and subcontractors has resulted in, and may continue to result in, scheduling delays and higher costs, including as a result of inflation, for subcontracted services and raw materials, equipment and components. For example, certain deliverables from third-party engineering firms supporting our projects have been delayed. Further, there continue to be global shipping and logistics challenges, which began during the COVID-19 pandemic.

A supplier’s failure to supply raw materials, equipment or components in a timely manner or to meet our quality, quantity or cost requirements or technical specifications, or our inability to obtain alternative sources of raw materials, equipment or components on a timely basis or on terms acceptable to us, could adversely affect our operations. The inability of our suppliers or subcontractors to perform could result in the need to transition to alternative suppliers or subcontractors, which could result in significant incremental costs and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.

We may be protected from increases in material costs through cost escalation provisions in some of our contracts. However, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price, including higher costs due to inflation. While delays and shortages of raw materials, equipment and components did not significantly impact our results in 2022, these issues may continue in 2023 and such shortages and delays may become material.

The limits on our insurance coverage could expose us to potentially significant liability and costs.

The fabrication of structures and the services we provide involves operating hazards that can cause accidents resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations. In addition, due to the proximity to the GOM, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. For example, in 2021, Hurricane Ida damaged our buildings, equipment and vessels under construction and in our possession, at our Houma Facilities, which resulted in repair and replacement costs in excess of our deductible amounts. We may incur additional costs beyond such amounts if damages are determined to be in excess of insurance coverage amounts or if costs we believed to be covered by our insurance coverages are ultimately not covered. See the risk factor below titled “We are susceptible to adverse weather conditions in our market areas” for further discussion of the impacts of adverse weather conditions to our operations.

Further, our employees may engage in certain activities that are covered by the provisions of the Jones Act or USL&H, including services conducted on offshore platforms, services performed on barges owned or chartered by us, and construction activities associated with marine vessels that are performed at our facilities. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels and our fabrication of customer vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. We expect liabilities in excess of any deductible to be covered by insurance. Although we believe that our insurance coverages are adequate, there can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverages will be adequate to cover claims that may arise. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

Changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. For example, in 2022, our property and equipment insurance premiums increased significantly following Hurricane Ida and could increase further, particularly following any future major storm event. See Note 2 for further discussion of the impacts of Hurricane Ida.

Our project execution and operations may be negatively affected if our equipment is not operable or does not adequately function.

Our project execution and operations are heavily dependent on the use of owned and leased equipment. Accordingly, equipment that is not operable or that does not adequately function could negatively impact our project execution and operations. As our equipment ages, the costs associated with maintaining such equipment typically increases, and in some instances, such equipment may require full replacement. In recent years we have not made significant investments in new equipment or the refurbishment of owned equipment, and accordingly, future repair or replacement costs could be significantly higher than those recently experienced. Further, equipment that becomes non-operable or that does not properly function may result in the temporary suspension of our operations until the equipment is repaired or replaced, and such impacts may be compounded by limitations on the availability and timely receipt of replacement equipment or component parts. See the risk factor above titled “We depend on third parties to provide services to perform our contractual obligations and supply raw materials and components and any increase in the price or constraints on the supply of raw materials or components could negatively affect our profitability” for discussion of the availability of equipment and component parts.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft, loss, corruption or misappropriation of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft, exposure to litigation, damage to equipment and other financial costs and losses. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but these systems are still vulnerable to such threats. In addition, as cybersecurity threats continue to evolve, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.

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

Major public health crises, including the COVID-19 pandemic, may have a negative impact on our operations.

Pandemics, epidemics, widespread illness or other health crises, such as the COVID-19 pandemic (including any new variants), that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our operations and business, including our backlog and bidding activities. See the risk factors above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry” and “We depend on third parties to provide services to perform our contractual obligations and supply raw materials and any increase in the price or constraints on supply of raw materials could negatively affect our profitability” for further discussion of the impacts of major public health crises on our operations.

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions. For example, our operations (as well as the operations of our customers, subcontractors and other counterparties) were negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to any future major public health crisis (including any new and emerging strains and variants of COVID-19).

Financial Risks

We may need additional capital in the future for working capital, capital expenditures, contract commitments and/or acquisitions, and we may not be able to obtain or raise such capital (whether debt or equity) or do so on favorable terms, which would impair our ability to operate our business or execute our strategy.

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of short-term investments. If such amounts and cash flows from operating activities are not sufficient to fund our working capital requirements, capital expenditures, contract commitments and obligations, and/or acquisition opportunities, we would be required to reduce our capital expenditures and/or forego certain contracts and/or acquisition opportunities, or we would be required to fund such needs through debt or equity issuances or through other financing alternatives, including the sale of assets. See risk factor below titled “We may not be able to obtain letters of credit or surety bonds if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations owed to a surety should the surety have to make payments under the performance bonds to the beneficiary thereof” for further discussion of the impacts that potential indemnification obligations may have on our liquidity.

We may be required to make capital investments in our existing or new facilities and increase our working capital to support our backlog or new project awards. The capital outlays and working capital required by us to execute such projects could exceed our existing, cash, cash equivalents, scheduled maturities of short-term investments and cash flows from operating activities, and we may not be able to obtain debt financing or credit facilities to fund any such capital investment or working capital requirements.

Our ability to successfully obtain debt financing or credit facilities or raise equity capital in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to obtain additional capital on terms that are satisfactory to us. There are a number of potential negative consequences for the energy sector that may result if oil and gas prices remain volatile (which has been exacerbated by the conflict in Ukraine and related European energy crisis) or decline or if oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening of outflow of credit and capital from the energy sector and/or energy focused companies and further efforts by lenders to reduce their exposure to the energy sector, including the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing or credit facilities.

In order to secure debt financing or credit facilities with borrowing capacity, if available, we may be required to provide significant collateral, pay high interest rates and otherwise agree to restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to secure debt financing or credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments. For example, in 2021, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with one of our Sureties to secure our obligations and liabilities under our general indemnity agreement with such Surety associated with its outstanding surety bond obligations for our MPSV projects and two forty-vehicle ferry projects. We could be required to provide additional collateral to such Surety in support of these performance bonds or other performance bonds issued by such Surety or other Sureties. See “Liquidity and Capital Resources” in Item 7 and Note 6 for further discussion of our Mortgage Agreement and Restrictive Covenant Agreement.

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

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During 2022 and 2021, we experienced negative cash flows from operations, and this trend could continue if global macroeconomic conditions continue or worsen or oil and gas prices decline significantly resulting in delayed or suspended capital expenditures by customers, or if we were to experience losses on our projects or in any pending litigation. See “Liquidity and Capital Resources” in Item 7 for further discussion of our business outlook.

We may not be able to obtain letters of credit or surety bonds if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations owed to a surety should the surety have to make payments under the performance bonds to the beneficiary thereof.

Certain of our projects require that we issue letters of credit or surety bonds to our customers in order to secure advance payments or guarantee performance under our contracts. Our LC Facility currently provides for letters of credit, which are subject to cash securitization. With respect to letters of credit under our LC Facility, any advance in the event of non-performance under a contract would become a direct obligation and reduction in our cash. With respect to surety bonds, including the construction contracts associated with our MPSV Litigation, payments by the Surety pursuant to a bond in the event of non-performance are subject to reimbursement to the Surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. It has been increasingly difficult to obtain letters of credit and bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including charges on projects within our Shipyard Division and discontinued operations. We can provide no assurances that necessary letters of credit or bonding capacity will be available to support future project requirements or that we will have sufficient liquidity to satisfy any future indemnification obligations. See “Liquidity and Capital Resources” in Item 7 and Note 6 for further discussion of our LC Facility and surety bonds, and “Legal Proceedings” in Item 3 and Note 9 for further discussion of our MPSV Litigation.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The oil and gas industry continues to face significant challenges due to the prolonged period of depressed and/or volatile oil and gas prices from 2014 to 2018 and subsequent ongoing volatility in oil and gas prices, which have been impacted by the conflict in Ukraine and related European energy crisis.

The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk as customers may be similarly affected by negative changes in industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers have faced significant challenges since 2008 due to the volatility in the price of oil and gas, including decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity. While the prices of oil and gas have recently increased, the price remains volatile, due in part to the conflict in the Ukraine and related European energy crisis. If the price of oil and gas significantly declined or the returns on capital investments by our customers are insufficient, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations.

Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. To the extent one or more of our key customers is in financial distress or commences bankruptcy proceedings, contracts with, or obligations from, these customers may be subject to renegotiation or rejection under applicable provisions of the U.S. Bankruptcy Code and similar international laws. During 2021, Hornbeck emerged from Chapter 11 bankruptcy; however, our MPSV Litigation is ongoing. See “Legal Proceedings” in Item 3 and Note 9 for further discussion of our MPSV Litigation.

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

Further, our time and materials (“T&M”), cost-reimbursable and unit-rate contracts generally have more variability in the scope of work than fixed-price contracts and provide our customers with greater influence over the timing of when we perform our work. Accordingly, such contracts often result in less predictability with respect to the timing of when our revenue is recognized. See “Critical Accounting Policies” in Item 7 and Note 2 for further discussion of our contracting and revenue recognition.

Disruptions at the regional bank in which we deposit our funds could have an adverse impact on our business and financial condition.

We hold substantially all of our cash deposits with a single regional bank and we rely on our deposits with the bank to fund our operations. Any disruption in the bank’s ability to process payments or maintain our deposits would significantly disrupt our business and could materially affect our operations. In addition, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits in excess of insured levels. Recently, federal governmental agencies have taken action to protect uninsured deposits at certain U.S. banks; however, if the regional bank in which we hold funds for operations were to fail, we cannot provide any assurances that such governmental agencies will take similar actions.

Workforce Risks

We may be unable to employ a sufficient number of skilled personnel to execute our projects.

Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, pipe fitters and equipment operators. The fabrication and services industries have lost a significant number of experienced professionals over the years due to the aging of the workforce and the cyclical nature of the oil and gas industry, which is attributable, among other reasons, to the volatility of oil and gas prices and a more generalized concern about the overall future prospects of the oil and gas industry. See risk factor above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.” Many companies, including us, have reduced their skilled workforce in response to decreases in utilization. However, with the current increase in oil and gas prices, we have experienced an increase in bidding activity. The current competitive labor market may make it more difficult to increase our labor force to desirable levels based on our expanding customer demand and increases in our backlog. We cannot be certain that we will be able to attract and retain the qualified labor force required to meet current or future needs at a reasonable cost, or at all.

With the recent increased demand for construction and services labor, the supply of skilled labor has become increasingly limited resulting in higher costs of labor, including increases in wage rates and the costs of recruiting or training to attract and retain qualified personnel, which could have a materially adverse impact on our business, financial condition and results of operations. Further, due to the higher demand for our services, if we cannot employ the necessary skilled labor to execute our backlog, we have had, and may have to continue, to increase our use of contract labor, which may have a higher cost and lower levels of productivity.

If we are unable to hire and retain necessary skilled labor, we may be unable to secure new project awards, execute our backlog and expand our operations. Further, any shortage of skilled labor or ongoing challenges hiring and retaining skilled labor could negatively affect the quality, safety, timeliness and profitability of our projects.

Our success is dependent on key personnel.

Our success is dependent upon the abilities of our executives, management, and other key employees who have significant and relevant industry experience. Our success also depends on our ability to attract, retain and motivate highly-skilled personnel in various areas, including construction supervision, project management, procurement, project controls and finance. The loss of one or more key personnel or our inability to attract, retain and motivate necessary personnel could impact our operations.

If we continue to have insufficient utilization levels for our facilities or personnel, our results of operations and financial condition would be adversely affected.

In recent years we have experienced an under-utilization of our facilities and personnel and have not fully recovered our overhead costs, due in part to the high fixed costs of our operations and the impact of the COVID-19 pandemic and volatile oil and gas prices. This has resulted in losses from our operations. If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities would continue to be under-utilized, which could result in less profitable operations or ongoing losses from our operations.

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

Our operations have historically been focused on fabrication and services for the offshore oil and gas industry. We have begun to diversify our business through the pursuit of onshore fabrication opportunities and sustainable energy and other projects that are not related to our traditional offshore oil and gas markets. While the sale of our Shipyard Division assets and a majority of our long-term construction contracts resulted in a less diversified business portfolio such that we have a greater dependency on the performance of our remaining operations for our financial results, during 2021, we expanded our offshore services offerings and further diversified our offshore customer base through the DSS Acquisition. In addition, during 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provides a safe environment for welding, cutting and burning without the need to shut down operations. Entry into, or further development of, new lines of business may expose us to risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies and our cash flows derived from any new lines of business may not be consistent with our expectations or be insufficient to fully recover our investment. Additionally, our competitors in these expanded lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not increase shareholder value and could result in a reduction in shareholder value depending upon our required capital investment and success.

Any future rationalization of under-utilized assets or facilities to improve our asset or facility utilization could result in future losses or impairments and may not produce our desired results.

We may take actions to relocate assets, consolidate operations and rationalize under-utilized assets and facilities to improve our utilization. Such actions may include the sale of assets or the closure or consolidation of one or more of our facilities and the termination of facility employees. During 2022, we sold the Harvey Option associated with the Harvey Option Facility, and during 2021, we sold our Shipyard Facility in connection with the Shipyard Transaction and consolidated certain operations within our Houma Facilities. In connection therewith, during 2021 we recorded impairments of certain assets and recorded losses on the sale of certain assets and on the Shipyard Transaction. A future sale of assets or facility closure or consolidation could result in further impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel. Further, we can provide no assurances that any asset sales or facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the asset sales or closure or consolidation of a facility. In addition, any decisions made regarding our deployment or use of any sales proceeds we receive involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value. See Note 3 for further discussion of the Shipyard Transaction and Note 4 for further discussion of the sale of the Harvey Option.

Legal, Regulatory and Environmental Risks

Any changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our fabrication projects.

In the past few years, the federal government has imposed new or increased tariffs or duties on an array of imported materials and products used in connection with our fabrication business, which raised our costs for these items (or products made with them), and threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries have imposed sanctions and/or other restrictive actions against Russia. These developments have caused global economic disruptions, including increases in energy prices and the related European energy crisis. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours, and to the extent climate change results in an increase in extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase. Although we have large covered fabrication facilities, a significant amount of our fabrication activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the GOM also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. For example, in 2021, we experienced damage to our Houma Facilities due to Hurricane Ida, which made landfall as high-end Category 4 hurricane. Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks. The impact of severe weather conditions or natural disasters has included and may continue to include the disruption of our workforce; curtailment of services; weather-related damage to our facilities and equipment, including impacts from infrastructure challenges in the surrounding areas, resulting in suspension of operations; inability to deliver equipment, personnel and products to project sites in accordance with contract schedules; and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that have in the past and could in the future affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations have been and in the future may be materially and adversely affected by severe weather and seasonal weather conditions, including Hurricane Ida, resulting in reduced demand for our services. See “Overview” in Item 7 and Note 2 for further discussion of the impacts of adverse weather conditions to our operations.

The nature of the industries that we serve subjects us to compliance with regulatory and environmental laws.

Our operations and properties are subject to a wide variety of existing foreign, federal, state and local laws and other regulations. See “Government and Environmental Regulation” in Item 1 for further discussion. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for the environmental damage without regard to its negligence or fault. Certain environmental laws provide for strict, joint and several liability for remediation of spills and other releases of hazardous substances, as well as damage to natural resources. In addition, we could be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Such laws and regulations may also expose us to liability for the conduct of others or conditions caused by others, or acts for which we were in compliance with applicable laws at the time such acts were performed. To date, compliance with such laws has not resulted in a material adverse effect on our operations. However, we cannot predict when and whether any new or additional regulations may become effective, such as the regulatory response to climate change, and what their effect will be on us or our customers.

The demand for our services may be impacted by the regulatory response to climate change. Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the recently adopted Inflation Reduction Act of 2022 imposes a federal fee on the emission of greenhouse gases. Existing and future regulatory response to climate change may potentially result in delays or prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services. The demand for our services is also affected by changing taxes, price controls and other laws and regulations related to the oil and gas, chemicals, commodities and alternative energy industries. We may not be able to pass any resulting cost increases on to our customers.

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

In recent years, activist shareholders have placed increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices, or to undertake certain corporate actions or reorganizations. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel. As of December 31, 2022, based on our review of public filings with the SEC, we believe over one-third of our stock is held by a combination of institutional investors, pooled investment funds, and certain other investors with a history of shareholder activism. One such investor has a Schedule 13D on file with the SEC that reserves that investor’s rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of our businesses, or suggestions for improving the Company’s financial and/or operational performance.

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

Our Houma Facilities are located on the Houma Navigation Canal approximately 30 miles from the GOM and on a slip adjacent to the Houma Navigation Canal. The Houma Navigation Canal provides the shortest and least restrictive means of access from our facilities to open waters. These waterways are navigable waterways of the U.S. and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued. If funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

See Note 9 of our Financial Statements in Item 8 for discussion of our legal proceedings, including our MPSV Litigation, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” At February 21, 2023, there were 52 registered holders of our common stock, which does not include beneficial holders (also known as “street holders”) whose shares are held by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

We had no repurchases of securities during the fourth quarter 2022. Information as to the securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See “Description of Operations” in Item 1 and Note 11 for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which excludes the projects that are subject to our MPSV Litigation) by the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2). We determined that the Shipyard Division operations associated with the Shipyard Transaction and certain previously closed Shipyard Division facilities were discontinued operations in 2021. Accordingly, the financial information for 2021 reflects discontinued operations presentation. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for discussion of our MPSV Litigation.

On December 1, 2021, we acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”). The operating results of the DSS Business are included within our Services Division. See Note 4 for further discussion of the DSS Acquisition.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets during 2021 and the first quarter 2022. This volatility in oil and gas prices has been compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which has and may continue to positively impact certain of our end markets; however, the duration and broader consequences of this conflict continue to be difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine).

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 and “Risk Factors” in Item 1A for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 for further discussion of the impacts of the aforementioned on our projects.

Other Impacts to Operations

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds, heavy rains and storm surge causing significant damage and power outages throughout the region, including damage to our buildings and equipment at our Houma Facilities. See Note 2 for further discussion of the impacts of Hurricane Ida.

Ferry Projects – During 2022 and 2021, we experienced construction challenges and cost increases on our seventy-vehicle ferry project and our remaining forty-vehicle ferry project. See Note 2 for further discussion of our project impacts.

Initiatives to Improve Operating Results and Generate Stable, Profitable Growth

During 2020, we outlined a strategy to address our operational, market and economic challenges and position the Company to generate stable, profitable growth. Underpinning the first phase of our strategic transformation was a focus on the following initiatives:

•
Mitigate the impacts of COVID-19 on our operations and workforce;
•
Reduce our risk profile;
•
Preserve and improve our liquidity;
•
Improve our resource utilization and centralize key project resources;
•
Improve our competitiveness and project execution; and
•
Reduce our reliance on the offshore oil and gas construction sector and pursue new growth end markets, including:
o
Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities in our core Gulf Coast region, and
o
Fabricating foundations, secondary steel components and support structures for offshore wind developments.

With the significant progress achieved on these objectives, during 2021, we shifted our focus to the next phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives:

•
Expand our skilled workforce;
•
Further strengthen project execution and maintain bidding discipline;
•
Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast;
•
Continue to pursue opportunities in our traditional offshore fabrication markets; and
•
Pursue additional growth end markets and increase our T&M versus fixed price revenue mix, including:
o
Fabricating structures in support of our customers as they transition away from fossil fuels to green energy end markets, and
o
Fabricating structures that support commercial construction activities outside of energy end markets.

Progress on our Strategic Transformation Initiatives

Efforts to mitigate the impacts of COVID-19 on our operations and workforce – We continue to take actions to mitigate the impacts of COVID-19 on our operations and maintain a safe work environment for our workforce, including maintaining protocols for handling employees who have tested positive for COVID-19 or have come in contact with individuals that have tested positive for COVID-19. In addition, we have protocols for employees to return to work that test positive for COVID-19, including requiring a negative COVID-19 antigen test prior to returning to work.

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with the Divested Shipyard Contracts that represented approximately 90% of our backlog with durations that extended through 2024. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is anticipated to occur by the second quarter 2023 (subject to the potential schedule impacts further discussed in Note 2). The wind down of our Shipyard Division operations does not include our contracts for the construction of the MPSVs that are subject to our MPSV Litigation. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for further discussion of our MPSV Litigation.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, including cost reduction initiatives, monetization of under-utilized assets and facilities (including the sale of our Harvey Option in 2022 and certain assets held for sale in 2021) and an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of the Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation), our bonding, letters of credit and working capital requirements related to the Divested Shipyard Contracts and ongoing Shipyard Division operations have been significantly reduced. See Note 4 for further discussion of our Harvey Option, Note 6 for further discussion of our outstanding bonds and letters of credit, Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for further discussion of our MPSV Litigation.

Efforts to improve our resource utilization and centralize key project resources – We have improved our resource utilization and centralized key project resources through the rationalization and integration of our facilities and operations.

•
Consolidation of our fabrication activities – In the first quarter 2022, we realigned our operating divisions, which included combining all of our fabrication activities within our Fabrication Division to improve utilization and operational efficiency. See Note 11 for further discussion of our realigned reportable segments.
•
Sublease and lease termination of previously closed facilities – In the fourth quarter 2020, we closed our Jennings Facility and Lake Charles Facility as part of the wind down of our Shipyard Division operations discussed further below. During the first quarter 2022, we entered into a sublease arrangement with a third-party for the Jennings Facility, which will recover our lease costs for the facility for the duration of our lease. Further, during the third quarter 2022, we terminated our lease for the Lake Charles Facility, which eliminated our future lease obligations for the facility.
•
Completion of Shipyard Transaction and anticipated wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts (which exclude the projects that are subject to our MPSV Litigation), which is anticipated to occur by the second quarter 2023 (subject to the potential schedule impacts further discussed in Note 2). The Shipyard Transaction and wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for further discussion of our MPSV Litigation.
•
Sale of our Harvey Option – In the third quarter 2022, we sold our Harvey Option associated with the Harvey Option Facility to a third-party for $2.1 million ($1.9 million, net of transaction and other costs). Further, the fabrication activities previously performed at the Harvey Facility were moved to our Houma Facilities to improve utilization and operational efficiency. In October 2022, we entered into a separate lease arrangement for a smaller and more cost-effective office and warehouse facility to accommodate our services activities previously performed at the Harvey Option Facility. See Note 4 for further discussion of the sale of the Harvey Option.
•
Sublease of our corporate office – In the third quarter 2022, we entered into a sublease arrangement with a third-party for the remainder of our corporate office, which will partially recover our lease costs for the office for the duration of our lease. In connection therewith, we recorded an impairment charge of $0.5 million associated with the underlying right-of-use asset for the corporate office lease. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office in The Woodlands, Texas to accommodate our corporate activities. See Note 5 for further discussion of our corporate office lease impairment.

Efforts to improve our competitiveness, project execution and bidding discipline – We have taken, and continue to take, actions to improve our competitiveness and project execution by enhancing our proposal, estimating and operations resources, processes and procedures. Our actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program, and other measures designed to strengthen our personnel, processes and procedures. Further, we are taking a disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience into the bidding and execution of future projects. Additionally, we are focused on managing the risks associated with long-term fixed price contracts given the unpredictability of labor availability and labor and material costs, with a priority on increasing the mix of T&M contracts in our backlog.

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. The DSS Acquisition in the fourth quarter 2021 nearly doubled our skilled workforce and expanded our geographic footprint for skilled labor, which we believe will contribute to the retention and recruitment of personnel. We have successfully maintained our headcount levels and have opportunistically looked to shift our workforce to higher margin opportunities given the industry-wide labor constraints.

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. The DSS Acquisition in the fourth quarter 2021 accelerated our progress in this initiative and provides a stronger platform to continue such progress. Further, in the third quarter 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provides a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions.

Efforts to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During the third quarter 2022, we were awarded a large contract for the fabrication of jacket foundations for an offshore project.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – While we continue to pursue opportunities in our traditional offshore markets, we are pursuing initiatives to grow our business and diversify our revenue mix.

•
Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may be impacted by ongoing uncertainty created by oil and gas price volatility and macroeconomic conditions. See “Risk Factors” in Item 1A for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions. We continue to strengthen our relationships with key customers and strategic partners and enhance and rationalize our resources as discussed above.
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
•
Fabricate structures in support of our customers as they transition away from fossil fuels to green energy end markets – We believe that our expertise and capabilities provide us with the necessary foundation to fabricate steel structures in support of our customers as they transition away from fossil fuels to green energy end markets. Examples of these opportunities include refiners who are looking to process biofuels, customers looking to embrace the growing hydrogen economy, and customers using carbon capture technologies to offset their carbon footprint.
•
Fabricate structures that support commercial construction activities outside of energy end markets – We believe our expertise and capabilities for the fabrication of steel structures will enable us to successfully serve the commercial construction market. Examples of these opportunities include the fabrication of structures for data centers and semiconductor manufacturing sites.

Operating Outlook

Our focus remains on securing profitable new project awards and backlog and generating operating income and cash flows, while ensuring the safety and well-being of our workforce. Our success, including achieving the aforementioned initiatives, will be determined by, among other things:

•
Our ability to hire, develop, motivate and retain key personnel and craft labor to execute our projects in light of industry-wide labor constraints, and maintain our expected project margins if such constraints result in labor cost increases that cannot be recovered from our customers;
•
Oil and gas prices and the level of volatility in such prices, including the impact of macroeconomic conditions, geopolitical conflicts (such as the conflict in Ukraine and the related European energy crisis) and any current or future public health crises (such as COVID-19);
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments, and the impact of any climate related regulations;
•
The outcome of our MPSV Litigation, for which an unfavorable outcome could have a material adverse effect on our financial condition, results of operations and liquidity. See “Legal Proceedings” in Part I, Item 3 and Note 9 for further discussion of our MPSV Litigation;
•
The timing of recognition of our backlog as revenue, including the impact of the customer directed suspension of our offshore jackets project. See Note 2 and “New Project Awards and Backlog” below for further discussion of the suspension of our offshore jackets project;
•
Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•
Our ability to execute projects within our cost estimates and successfully manage them through completion (including the Active Retained Shipyard Contracts);
•
The successful wind down of our Shipyard Division operations;
•
Consideration of organic and inorganic opportunities for growth, including, but not limited to, acquisitions, mergers, joint ventures, partnerships and other strategic arrangements, transactions and capital allocations;
•
The operability and adequacy of our major equipment; and
•
The successful restoration of our Houma Facilities within our insurance coverage amounts, resulting from damage previously caused by Hurricane Ida.

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution, and the suspension of our offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs and availability of craft labor due to industry labor constraints. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, “Results of Operations” below and Note 2 for further discussion of our project impacts, and “New Project Awards and Backlog” below and Note 2 for further discussion of the project suspension.

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2022, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for 2022 and 2021, are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Services	$85,846	$38,230
Fabrication	154,239	29,581
Shipyard	834	-
Eliminations	(672)	(1,323)
Total	$240,247	$66,488

Backlog by operating segment at December 31, 2022 and 2021, is as follows (in thousands):

	December 31,
	2022		2021
	Amount	Labor hours	Amount	Labor hours
Services	$1,322	20	$2,499	32
Fabrication	110,287	613	4,348	41
Shipyard	3,272	22	10,223	106
Total (1), (2)	$114,881	655	$17,070	179

(1)
We expect to recognize revenue of $49.1 million during 2023 associated with our backlog at December 31, 2022 based on our current estimates. Such estimates exclude potential revenue of $65.8 million associated with our backlog for our offshore jackets project given the uncertainty with respect to when such amounts will be recognized (discussed further below). Certain factors and circumstances, including the suspension, could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized. See “Risk Factors” in Item 1A for further discussion of our backlog.
(2)
At December 31, 2022, our significant projects in backlog included the following:
(i)
Construction of a forty-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2);
(ii)
Construction of a seventy-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the second quarter 2023 (previously the fourth quarter 2022, but delayed and subject to the potential schedule impacts discussed in Note 2); and
(iii)
Fabrication of jacket foundations for an offshore project for our Fabrication Division that is being performed primarily on a T&M and cost-reimbursable basis. In February 2023, we received direction from our customer to suspend all activities on the project. No duration of the suspension or timing of potential recommencement of the project was provided. Prior to the suspension, we estimated completion of the structures in the first quarter 2024; however, such estimate will be impacted by the timing of recommencement of project activities and the start of fabrication, if at all, the ultimate scope of the project, and the duration of the project, which may be impacted by, among other things, the status of engineering and size of the structures, timing and availability of materials, and availability and productivity of labor.

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

Revenue Recognition

General – Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate, T&M and cost-reimbursable, or a combination thereof. Our contracts primarily relate to the fabrication of steel structures and modules, and certain service arrangements. We recognize revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”).

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

Short-term Contracts and Contracts Satisfied at a Point In Time – Revenue for our short-term contracts (which includes revenue associated with our master services arrangements) and contracts that do not satisfy the criteria for revenue recognition over time is recognized when the work is performed or when control of the asset is transferred, the related costs are incurred and collection is reasonably assured. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration – Revenue and gross profit or loss for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims (including amounts arising from disputes with customers), incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. Variable consideration can also include revenue associated with work performed on a unit-rate, T&M or cost-reimbursable basis that is recognized using the POC method. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved.

See Note 1 for further discussion of our revenue recognition policy and Note 2 for further discussion of projects with significant changes in estimated margins during 2022 and 2021 and discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Acquisition-Related Purchase Price Allocation

The Purchase Price associated with the DSS Acquisition was allocated to the major categories of assets and liabilities acquired based upon estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including property and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. See Note 4 for further discussion of the DSS Acquisition.

Long-Lived Assets

Goodwill – Goodwill (associated with the DSS Acquisition) is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 4 for further discussion of the DSS Acquisition and related goodwill impairment assessment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during 2022. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, Note 4 for discussion of the DSS Acquisition and related long-lived assets impairment assessment, and Note 5 for further discussion of our corporate office lease asset impairment.

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

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 7 for further discussion of our income taxes, DTAs, and valuation allowance.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line and graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 8 for further discussion of our stock-based and other compensation plans.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builders’ risk, third-party liability, and workers’ compensation and USL&H claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred during 2022 and 2021 associated with damage caused by Hurricanes Ida.

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

Results of Operations – Comparison of 2022 and 2021 (in thousands, except for percentages)

We determined the Shipyard Division operations associated with the Shipyard Transaction, and associated with certain previously closed Shipyard Division facilities, to be discontinued operations in 2021. Accordingly, such consolidated and segment operating results for 2021 have been classified as discontinued operations. We had no material operating results of discontinued operations for 2022. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

Consolidated

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$240,247	$66,488	$173,759

Revenue	$142,320	$93,452	$48,868
Cost of revenue	134,425	91,788	(42,637)
Gross profit	7,895	1,664	6,231
Gross profit percentage	5.5%	1.8%
General and administrative expense	18,214	11,848	(6,366)
Other (income) expense, net	(6,904)	3,300	10,204
Operating loss	(3,415)	(13,484)	10,069
Gain on extinguishment of debt	—	9,061	(9,061)
Interest (expense) income, net	86	(397)	483
Loss before income taxes	(3,329)	(4,820)	1,491
Income tax (expense) benefit	(23)	24	(47)
Loss from continuing operations	(3,352)	(4,796)	1,444
Loss from discontinued operations, net of taxes	—	(17,372)	17,372
Net loss	$(3,352)	$(22,168)	$18,816

Consolidated operating results for 2021 include the results of the DSS Business beginning on December 1, 2021, the Acquisition Date of the DSS Business. See Note 4 for further discussion of the DSS Acquisition.

New project awards – New project awards for 2022 and 2021 were $240.2 million and $66.5 million, respectively. New project awards for 2022 were primarily related to:

•
The fabrication of jacket foundations for an offshore project and small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

New project awards for 2021 were primarily related to offshore services work for our Services Division and small-scale fabrication work for our Fabrication Division.

Revenue – Revenue for 2022 and 2021 was $142.3 million and $93.5 million, respectively, representing an increase of 52.3%. The increase was primarily due to:

Higher revenue for our Services Division of $46.5 million, primarily attributable to:

•
Incremental revenue associated with the DSS Business, and
•
Increased offshore services activity, and

Higher revenue for our Fabrication Division of $7.0 million, primarily attributable to:

•
Increased small-scale fabrication project activity, and
•
Facility fees to reserve fabrication capacity for our offshore jackets project and progress on the project, offset partially by,
•
No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021, offset partially by,

Lower revenue for our Shipyard Division of $5.2 million, primarily attributable to:

•
Lower revenue for our forty-vehicle ferry project, which was substantially completed in the fourth quarter 2022. We received conditional acceptance of the vessel in January 2023; however, final acceptance has been delayed due to an equipment issue discussed further in Note 2, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion, offset partially by,
•
Higher revenue for our remaining forty-vehicle ferry project, which is nearing completion.

Gross profit – Gross profit for 2022 and 2021 was $7.9 million (5.5% of revenue) and $1.7 million (1.8% of revenue), respectively. Gross profit for 2022 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, and
•
The benefit of the aforementioned facility fees for our Fabrication Division, offset partially by,
•
Low revenue due to low backlog levels (particularly in the first half of the year) for our Fabrication Division,
•
The partial under-recovery of overhead costs associated with the under-utilization of our facilities and resources for our Fabrication Division,
•
Project charges of $2.0 million for our Shipyard Division, and
•
Holding costs of $0.8 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation for our Shipyard Division.

The increase in gross profit for 2022 relative to 2021 was primarily due to:

•
Higher revenue for our Services Division (including incremental revenue associated with the DSS Business) and Fabrication Division,
•
A higher margin mix relative to 2021 for our Services Division (excluding the DSS Business),
•
The benefit of the aforementioned facility fees and progress on our offshore jackets project for 2022 for our Fabrication Division, and
•
Project charges of $3.8 million for 2021 for our Shipyard Division, offset partially by,
•
An increase in the under-recovery of overhead costs for our Fabrication Division, and
•
Project improvements of $3.3 million for 2021 for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $18.2 million and $11.8 million, respectively, representing an increase of 53.7%. The increase was primarily due to:

•
Higher legal and advisory fees associated with our MPSV Litigation for our Shipyard Division,
•
Incremental administrative costs associated with the DSS Business, including amortization of intangible assets, for our Services Division,
•
Higher incentive plan costs for our Corporate Division, Services Division and Fabrication Division,
•
Higher business development costs for our Fabrication Division, and
•
Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division.

General and administrative expense included legal and advisory fees of $4.5 million and $0.9 million for 2022 and 2021, respectively, associated with our MPSV Litigation, which are reflected within our Shipyard Division. See Note 9 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $6.9 million and expense of $3.3 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2022 was primarily due to:

•
Gains of $7.5 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, and
•
Miscellaneous income items for our Shipyard Division, offset partially by,
•
An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division, and
•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division.

Other expense for 2021 was primarily due to:

•
Charges of $3.2 million associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division and Services Division,
•
Charges of $0.6 million associated with damage caused by Hurricane Ida to one of our forty-vehicle ferry projects and to the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division,
•
Transaction costs of $0.5 million associated with the DSS Acquisition for our Services Division, and
•
Carry costs associated with our leased Jennings Facility and Lake Charles Facility for our Shipyard Division, offset partially by,
•
Gains on the sales of equipment and scrap materials and other miscellaneous income items for our Fabrication Division, and
•
Insurance recoveries associated with damage previously caused by Hurricane Laura to property at our Lake Charles Facility for our Shipyard Division.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Gain from extinguishment of debt – Gain from extinguishment of debt for 2021 was $9.1 million and was related to the SBA’s forgiveness of $8.9 million of our PPP Loan, plus accrued interest. See “Liquidity and Capital Resources” below and Note 6 for further discussion of our PPP Loan forgiveness.

Interest (expense) income, net – Interest (expense) income, net for 2022 and 2021 was income of $0.1 million and expense of $0.4 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2022 period also included interest incurred on our Insurance Finance Arrangement, and the 2021 period included interest incurred on our PPP Loan and the write-off of deferred financing costs in connection with an amendment to our LC Facility. The income for 2022 relative to expense for 2021 was primarily due to higher interest earned on our cash and short-term investment balances for the 2022 period and the additional expense items for the 2021 period. See “Liquidity and Capital Resources” below and Note 6 for further discussion of our Insurance Finance Arrangement, LC Facility and PPP Loan.

Income tax (expense) benefit – Income tax (expense) benefit for 2022 and 2021 represents state income taxes. No federal income tax benefit was recorded for our losses for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Services Division

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$85,846	$38,230	$47,616

Revenue	$87,022	$40,558	$46,464
Gross profit	11,227	5,692	5,535
Gross profit percentage	12.9%	14.0%
General and administrative expense	2,997	1,379	(1,618)
Other (income) expense, net	106	815	709
Operating income	8,124	3,498	4,626

Operating results for our Services Division for 2021 include the results of the DSS Business beginning on December 1, 2021, the Acquisition Date of the DSS Business. See Note 4 for further discussion of the DSS Acquisition.

New project awards – New project awards for 2022 and 2021 were $85.8 million and $38.2 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with the DSS Business and increased offshore services activity.

Revenue – Revenue for 2022 and 2021 was $87.0 million and $40.6 million, respectively, representing an increase of 114.6%. The increase was primarily due to:

•
Incremental revenue associated with the DSS Business, and
•
Increased offshore services activity.

Gross profit – Gross profit for 2022 and 2021 was $11.2 million (12.9% of revenue) and $5.7 million (14.0% of revenue), respectively. The increase in gross profit for 2022 relative to 2021 was primarily due to:

•
Higher revenue (including incremental revenue associated with the DSS Business), and
•
A higher margin mix relative to 2021 (excluding the DSS Business).

General and administrative expense – General and administrative expense for 2022 and 2021 was $3.0 million and $1.4 million, respectively, representing an increase of 117.3%. The increase was primarily due to incremental administrative costs associated with the DSS Business, including amortization of intangible assets, and higher incentive plan costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of $0.1 million and $0.8 million, respectively. Other expense for 2021 was primarily due to:

•
Transaction costs of $0.5 million associated with the DSS Acquisition, and
•
Charges of $0.1 million associated with damage caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$154,239	$29,581	$124,658

Revenue	$48,299	$41,339	$6,960
Gross profit (loss)	(274)	497	(771)
Gross profit (loss) percentage	(0.6)%	1.2%
General and administrative expense	2,306	1,843	(463)
Other (income) expense, net	(7,454)	1,891	9,345
Operating income (loss)	4,874	(3,237)	8,111

New project awards – New project awards for 2022 and 2021 were $154.2 million and $29.6 million, respectively, and were primarily related to the fabrication of jacket foundations for an offshore project and small-scale fabrication work.

Revenue – Revenue for 2022 and 2021 was $48.3 million and $41.3 million, respectively, representing an increase of 16.8%. The increase was primarily due to:

•
Increased small-scale fabrication project activity, and
•
Facility fees to reserve fabrication capacity for our offshore jackets project and progress on the project, offset partially by,
•
No revenue for our material supply, marine docking structures, offshore modules and subsea structures projects, which were completed in 2021.

Gross profit (loss) – Gross loss for 2022 was $0.3 million (0.6% of revenue) and gross profit for 2021 was $0.5 million (1.2% of revenue). The gross loss for 2022 was primarily due to:

•
Low revenue due to low backlog levels (particularly in the first half of the year), and
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•
The benefit of the aforementioned facility fees.

The gross loss for 2022 relative to gross profit for 2021 was primarily due to:

•
An increase in the under-recovery of overhead costs due to higher property insurance costs and a decrease in work hours associated with our large fabrication activity, offset partially by an increase in work hours associated with small-scale fabrication activity, and
•
Project improvements of $3.3 million for 2021 on our offshore modules, material supply and marine docking structures projects, offset partially by,
•
Higher revenue, and
•
The benefit of the aforementioned facility fees and progress on our offshore jackets project for 2022.

The Fabrication Division utilization for 2022 and 2021 benefited by $0.7 million and $1.0 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $2.3 million and $1.8 million, respectively, representing an increase of 25.1%. The increase was primarily due to higher business development and incentive plan costs.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was income of $7.5 million and expense of $1.9 million, respectively. Other income for 2022 was primarily due to gains of $7.5 million from insurance recoveries associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities. Other expense for 2021 was primarily due to:

•
Charges of $3.1 million associated with damage caused by Hurricane Ida to buildings and equipment at our Houma Facilities, offset partially by,
•
Gains on the sales of equipment and scrap materials and other miscellaneous income items.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards	$834	$—	$834

Revenue	$7,671	$12,878	$(5,207)
Gross loss	(3,058)	(4,242)	1,184
Gross loss percentage	(39.9)%	(32.9)%
General and administrative expense	4,469	934	(3,535)
Other (income) expense, net	27	593	566
Operating loss	(7,554)	(5,769)	(1,785)

New project awards – New project awards for 2022 were $0.8 million and were due to the net impact of change orders and liquidated damages for our seventy-vehicle ferry and two forty-vehicle ferry projects.

Revenue – Revenue for 2022 and 2021 was $7.7 million and $12.9 million, respectively, representing a decrease of 40.4%. The decrease was primarily due to:

•
Lower revenue for our forty-vehicle ferry project, which was substantially completed in the fourth quarter 2022. We received conditional acceptance of the vessel in January 2023; however, final acceptance has been delayed due to an equipment issue discussed further in Note 2, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion, offset partially by,
•
Higher revenue for our remaining forty-vehicle ferry project, which is nearing completion.

Gross loss – Gross loss for 2022 and 2021 was $3.1 million (39.9% of revenue) and $4.2 million (32.9% of revenue), respectively. The gross loss for 2022 was primarily due to:

•
Holding costs of $0.8 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation,
•
Project charges of $1.1 million related to forecast cost increases and liquidated damages on our remaining forty-vehicle ferry project, and
•
Project charges of $0.9 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project.

The decrease in gross loss for 2022 relative to 2021 was primarily due to:

•
Project charges of $4.1 million for 2021 on our seventy-vehicle ferry project, offset partially by,
•
Project improvements of $0.3 million for 2021 on our two forty-vehicle ferry projects, and
•
The aforementioned project charges of $2.0 million for 2022.

See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2022 and 2021 was $4.5 million and $0.9 million, respectively, representing an increase of 378.5%. General and administrative expense relates to legal and advisory fees associated with our MPSV Litigation. See Note 9 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2022 and 2021 was expense of less than $0.1 million and $0.6 million, respectively. Other expense for 2022 was primarily due to:

•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation, offset partially by,
•
Miscellaneous income items.

Other expense for 2021 was primarily due to:

•
Charges of $0.6 million associated with damage caused by Hurricane Ida to one of forty-vehicle ferry projects and to the MPSVs which are in our possession and subject to our MPSV Litigation, and
•
Carry costs associated with our leased Jennings Facility and Lake Charles Facility, offset partially by,
•
Insurance recoveries associated with damage previously caused by Hurricane Laura to property at our Lake Charles Facility.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
New project awards (eliminations)	$(672)	$(1,323)	$651

Revenue (eliminations)	$(672)	$(1,323)	$651
Gross loss	—	(283)	283
General and administrative expense	8,442	7,692	(750)
Other (income) expense, net	417	1	(416)
Operating loss	(8,859)	(7,976)	(883)

Gross loss – Gross loss for 2021 was $0.3 million and was primarily due to certain operating division support costs that are reflected within our Services Division and Fabrication Division for 2022.

General and administrative expense – General and administrative expense for 2022 and 2021 was $8.4 million and $7.7 million, respectively, representing an increase of 9.8%. The increase was primarily due to:

•
Higher incentive plan costs (due in part to the graded vesting method for the recognition of compensation expense for performance-based restricted stock unit awards, which results in the accelerated amortization of compensation expense over the vesting period), and
•
Higher costs associated with initiatives to diversify and enhance our business, offset partially by,
•
Various cost savings.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.4 million and was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party. See Note 5 for further discussion of our corporate office lease asset impairment.

Discontinued Operations

	Years Ended December 31,		Favorable (Unfavorable)
	2022	2021	Change
Revenue	$—	$41,637	$(41,637)
Gross profit	—	7,725	(7,725)
Gross profit percentage	—	18.6%
General and administrative expense	—	413	413
Impairments and (gain) loss on assets held for sale, net	—	25,331	25,331
Other (income) expense, net	—	(647)	(647)
Operating loss	—	(17,372)	17,372

Our Shipyard Transaction was completed in April 2021. There were no operating results from discontinued operations for 2022.

Revenue – Revenue for 2021 was $41.6 million and was primarily related to:

•
Our harbor tug projects which were completed in 2021, and
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

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At December 31, 2022, our cash, cash equivalents, restricted cash and short-term investments totaled $44.7 million as follows (in thousands):

December 31, 2022
Cash and cash equivalents	$33,221
Short-term investments (1)	9,905
Total cash, cash equivalents and short-term investments	43,126
Restricted cash, current	1,603
Total cash, cash equivalents, restricted cash and short-term investments	$44,729

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

At December 31, 2022, our working capital was $56.3 million and included $44.7 million of cash, cash equivalents, short-term investments and restricted cash. Excluding cash, cash equivalents, short-term investments and restricted cash, our working capital at December 31, 2022 was $11.6 million, and consisted of net contract assets and contract liabilities of negative $3.4 million; contract receivables and retainage of $29.4 million; inventory, prepaid expenses and other assets of $8.1 million; and accounts payable, accrued expenses and other liabilities of $22.6 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and restricted cash) at December 31, 2022 and 2021, and changes in such amounts during 2022, were as follows (in thousands):

	December 31,
	2022	2021	Change (3)
Contract assets	$4,839	$4,759	$(80)
Contract liabilities (1)	(8,196)	(6,648)	1,548
Contracts in progress, net (2)	(3,357)	(1,889)	1,468
Contract receivables and retainage, net	29,427	15,986	(13,441)
Inventory, prepaid expenses and other assets	8,074	8,750	676
Accounts payable, accrued expenses and other liabilities	(22,593)	(23,306)	(713)
Total	$11,551	$(459)	$(12,010)

(1)
Contract liabilities at December 31, 2022 and 2021, include accrued contract losses of $1.6 million and $3.9 million, respectively.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.
(3)
Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on our Statement of Cash Flows, including bad debt expense, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity (in thousands)

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(8,923)	$(24,814)
Net cash provided by (used in) investing activities	$(8,870)	$37,402
Net cash used in financing activities	$(1,972)	$(1,158)

Operating Activities – Cash used in operating activities for 2022 and 2021 was $8.9 million and $24.8 million, respectively, and was primarily due to the net impacts of the following:

2022 Activity

•
Net loss adjusted for depreciation and amortization of $5.1 million, non-cash asset impairments of $0.5 million, gain on insurance recoveries of $1.2 million, and stock-based compensation expense of $2.3 million;
•
Increase in contract assets of $0.1 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division and our two forty-vehicle ferry projects for our Shipyard Division, offset partially by decreased unbilled positions on our seventy-vehicle ferry project;
•
Increase in contract liabilities of $1.5 million, primarily due to an increase in advance billings on various projects for our Fabrication Division and seventy-vehicle ferry project for our Shipyard Division, offset partially by a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $13.4 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Services Division (including projects associated with our DSS Business) and Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.2 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the collection of the remainder of the Transaction Price discussed further in Note 3 and the Insurance Finance Arrangement discussed further in Note 6;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $1.6 million, primarily due to the timing of payments and decreased accounts payable positions on various projects for our Fabrication Division and our seventy-vehicle ferry project for our Shipyard Division, offset partially by increased accounts payable positions on various projects for our Services Division. The change differs from the table above primarily due to the Insurance Finance Arrangement discussed further in Note 6; and
•
Change in noncurrent assets and liabilities, net of $0.9 million.

2021 Activity

•
Operating loss adjusted for depreciation and amortization of $5.4 million, non-cash asset impairments of $22.8 million, loss on the Shipyard Transaction of $2.6 million, gain on extinguishment of debt of $9.1 million, and stock-based compensation expense of $1.7 million;
•
Increase in contract assets of $6.9 million related to the timing of billings on projects, primarily due to increased unbilled positions on our Divested Shipyard Contracts and various projects for our Fabrication Division, offset partially by decreased unbilled positions on our seventy-vehicle ferry project for our Shipyard Division;
•
Decrease in contract liabilities of $6.9 million, primarily due to the unwind of advance payments on our Divested Shipyard Contracts and two forty-vehicle ferry projects and decrease in accrued contract losses on our seventy-vehicle ferry and two forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $0.6 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Fabrication Division and Services Division, including projects associated with our DSS Business, offset partially by collections on our Divested Shipyard Contracts;
•
Decrease in prepaid expenses, inventory and other assets of $1.9 million, primarily due to prepaid expenses and the associated timing of certain prepayments, insurance receivables related to Hurricane Ida and the unpaid portion of the Transaction Price associated with the Shipyard Transaction;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $12.7 million, primarily due to the timing of payments and decreased accounts payable positions on our Divested Shipyard Contracts, seventy-vehicle ferry project for our Shipyard Division and various projects for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.8 million.

Cash used in operating activities for 2021 included approximately $7.8 million associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date, which was separately recovered through the Working Capital True-Up in connection with the Shipyard Transaction. See Note 3 for further discussion of the Shipyard Transaction.

Investing Activities – Cash used in investing activities for 2022 was $8.9 million and cash provided by investing activities for 2021 was $37.4 million. Cash used in investing activities for 2022 was primarily due to purchases of short-term investments of $9.9 million and capital expenditures of $3.1 million, offset partially by proceeds from the Shipyard Transaction of $0.9 million, recoveries from insurance claims of $1.2 million, and the sale of assets of $2.0 million. Cash provided by investing activities for 2021 was primarily due to net proceeds from the Shipyard Transaction of $33.0 million, proceeds from the sale of fixed assets and assets held for sale of $4.5 million, net maturities of short-term investments of $8.0 million and recoveries from insurance claims of $1.0 million, offset partially by the Purchase Price associated with the DSS Acquisition of $7.6 million and capital expenditures of $1.5 million.

Financing Activities – Cash used in financing activities for 2022 and 2021 was $2.0 million and $1.2 million, respectively. Cash used in financing activities for 2022 was primarily due to payments on our Insurance Finance Arrangement of $1.7 million. Cash used in financing activities for 2021 was primarily due to repayment of $1.1 million of the PPP Loan. See Note 6 for further discussion of the PPP Loan and Insurance Finance Arrangement.

Credit Facilities

See Note 6 for discussion of our LC Facility, Surety Bonds, Insurance Finance Arrangement, Loan Agreement, Mortgage Agreement and Restrictive Covenant Agreement.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities (including the sale of our Harvey Option in 2022 and certain assets held for sale in 2021), an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. The primary uses of our liquidity for 2022 and the foreseeable future are to fund:

•
Overhead costs associated with the under-utilization of our facilities and resources within our Fabrication Division until we secure and begin to execute sufficient backlog to fully recover our overhead costs;
•
Capital expenditures, including expenditures to maintain, upgrade and replace aged equipment;
•
Accrued contract losses for the Active Retained Shipyard Contracts;
•
Working capital requirements for our projects, including the unwind of advance payments on projects;
•
Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•
Legal and other costs associated with our MPSV Litigation, including losses, if any, resulting from the ultimate resolution of the litigation. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations and liquidity. In the event of an unfavorable outcome, we believe, after consultation with external legal counsel, that our ultimate exposure is unlikely to exceed our indemnification obligations under the Performance Bonds; however, we can provide no assurance that any such exposure will be limited to our indemnification obligations. See “Legal Proceedings” in Part I, Item 3 and Note 9 for further discussion of our MPSV Litigation;
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Initiatives to diversify and enhance our business; and
•
Costs associated with the impacts of Hurricane Ida, including insurance deductibles and uninsured losses, if any, as well as repair costs for buildings and equipment for which insurance payments have previously been received from our insurance carriers.

We anticipate capital expenditures of $3.0 million to $5.0 million for 2023, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at December 31, 2022, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2023 and 2024, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, as well as the outcome of our MPSV Litigation and any related indemnification obligations to the Surety. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Item 8. Financial Statements and Supplementary Data

In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-30 and are incorporated herein by reference. See Index to Financial Statements on page 44.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information called for by this item may be found in our definitive proxy statement prepared in connection with our 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2023 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information called for by this item may be found in our definitive proxy statement prepared in connection with our 2023 annual meeting of shareholders and is incorporated herein by reference.

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

2170 Buckthorne Place, Suite 420

The Woodlands, Texas 77380

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Revenue recognition for long-term contracts
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for long-term contracts over time using the percentage-of-completion method based on contract costs incurred to date compared to total estimated contract costs (an input method). Under this approach, the determination of the progress towards completion requires management to prepare estimates of the costs to complete the contracts. These estimates are subject to considerable judgment and could be impacted by such items as changes to the project schedule; the cost of labor, material, and subcontractors; and productivity. In addition, management must also estimate the total contract revenue the Company expects to receive for the Company’s contracts that include variable consideration, such as increases to transaction prices for approved and unapproved change orders, claims, incentives and bonuses, and reductions to transaction price for liquidated damages and penalties.

Auditing management’s estimate of the progress towards completion of long-term contracts was complex and subjective because of the judgment required to evaluate management’s determination of the estimated costs to complete such contracts. Further, auditing the Company’s measurement of variable consideration was also complex and judgmental as increases to transaction prices for approved and unapproved change orders, claims, bonuses, incentives and reduction to transaction price for liquidated damages or penalties can have a material effect on the amount of revenue recognized and may require significant estimation by management regarding various possible outcomes.

How We Addressed the Matter in Our Audit

To test the Company’s estimated costs to complete long-term contracts, our audit procedures included, among others, evaluating the significant estimates used to develop the estimated costs to complete and testing the completeness and accuracy of the underlying data. To evaluate the significant estimates, we performed audit procedures that included, among others, comparing amounts to supporting documentation, conducting interviews with project personnel, inspecting support for estimates of project contingencies, and performing lookback analyses by comparing historical actual costs to previous estimates.

To test the estimated variable consideration, we performed audit procedures that included, among others, obtaining and reviewing executed contracts including any significant amendments, change orders or claims; evaluating management’s estimates related to pending change orders, claims, liquidated damages or penalties by obtaining and recalculating management’s probability assessments; corroborating key data points to contractual language; and assessing the reasonableness of management’s assumptions by comparing to objective data points used.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 1997.

Houston, Texas

March 28, 2023

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$33,221	$52,886
Restricted cash, current	1,603	1,297
Short-term investments	9,905	—
Contract receivables and retainage, net	29,427	15,986
Contract assets	4,839	4,759
Prepaid expenses and other assets	6,475	6,971
Inventory	1,599	1,779
Total current assets	87,069	83,678
Restricted cash, noncurrent	—	406
Property, plant and equipment, net	31,154	34,666
Goodwill	2,217	2,217
Other intangibles, net	842	984
Other noncurrent assets	13,584	13,322
Total assets	$134,866	$135,273
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,310	$9,280
Contract liabilities	8,196	6,648
Accrued expenses and other liabilities	14,283	14,026
Total current liabilities	30,789	29,954
Other noncurrent liabilities	1,453	1,411
Total liabilities	32,242	31,365
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,973 issued and outstanding at December 31, 2022 and 15,622 at December 31, 2021	11,591	11,384
Additional paid-in capital	107,372	105,511
Accumulated deficit	(16,339)	(12,987)
Total shareholders’ equity	102,624	103,908
Total liabilities and shareholders’ equity	$134,866	$135,273

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021
Revenue	$142,320	$93,452
Cost of revenue	134,425	91,788
Gross profit	7,895	1,664
General and administrative expense	18,214	11,848
Other (income) expense, net	(6,904)	3,300
Operating loss	(3,415)	(13,484)
Gain on extinguishment of debt	—	9,061
Interest (expense) income, net	86	(397)
Loss before income taxes	(3,329)	(4,820)
Income tax (expense) benefit	(23)	24
Loss from continuing operations	(3,352)	(4,796)
Loss from discontinued operations, net of taxes	—	(17,372)
Net loss	$(3,352)	$(22,168)
Per share data:
Basic and diluted loss from continuing operations	$(0.21)	$(0.31)
Basic and diluted loss from discontinued operations	—	(1.12)
Basic and diluted loss per share	$(0.21)	$(1.43)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance at January 1, 2021	15,359	$11,223	$104,072	$9,181	$124,476
Net loss	—	—	—	(22,168)	(22,168)
Vesting of restricted stock	263	(10)	(98)	—	(108)
Stock-based compensation expense	—	171	1,537	—	1,708
Balance at December 31, 2021	15,622	11,384	105,511	(12,987)	103,908
Net loss	—	—	—	(3,352)	(3,352)
Vesting of restricted stock	351	(23)	(211)	—	(234)
Stock-based compensation expense	—	230	2,072	—	2,302
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,352)	$(22,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,098	5,386
Asset impairments	484	22,750
Loss on Shipyard Transaction	—	2,581
Loss on sale or disposal of fixed assets, net	19	33
Gain on extinguishment of debt	—	(9,061)
Gain on insurance recoveries	(1,200)	—
Stock-based compensation expense	2,302	1,708
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(13,441)	(593)
Contract assets	(80)	(6,949)
Prepaid expenses, inventory and other current assets	2,224	1,895
Accounts payable	(1,088)	(11,491)
Contract liabilities	1,548	(6,882)
Accrued expenses and other current liabilities	(561)	(1,257)
Noncurrent assets and liabilities, net	(876)	(766)
Net cash used in operating activities	(8,923)	(24,814)
Cash flows from investing activities:
Capital expenditures	(3,086)	(1,483)
Proceeds from Shipyard Transaction, net of transaction costs	886	32,992
DSS Acquisition	—	(7,573)
Proceeds from sale of property and equipment	2,035	4,466
Recoveries from insurance claims	1,200	1,000
Purchases of short-term investments	(9,905)	—
Maturities of short-term investments	—	8,000
Net cash provided by (used in) investing activities	(8,870)	37,402
Cash flows from financing activities:
Repayment of borrowings	—	(1,050)
Payments on Insurance Finance Arrangement	(1,738)	—
Tax payments for vested stock withholdings	(234)	(108)
Net cash used in financing activities	(1,972)	(1,158)
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,765)	11,430
Cash, cash equivalents and restricted cash, beginning of period	54,589	43,159
Cash, cash equivalents and restricted cash, end of period	$34,824	$54,589
Supplemental cash flow information:
Remaining Transaction Price receivable from Shipyard Transaction	$—	$886
Forgiveness of principal and interest of PPP Loan	$—	$9,061
Interest paid	$149	$264
Income taxes paid (refunds received), net	$—	$—
Accounts payable excluded from capital expenditures	$217	$98

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 11 for discussion of our realigned reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation) by the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2). See “Basis of Presentation” below and Note 3 for further discussion of the Shipyard Transaction and Note 9 for discussion of our MPSV Litigation.

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

We determined that the Shipyard Division assets, liabilities and operations associated with the Shipyard Transaction, and certain previously closed Shipyard Division facilities, were discontinued operations in 2021. Accordingly, such operating results for 2021 have been classified as discontinued operations on our Consolidated Statements of Operations (“Statement of Operations”). We had no material operating results of discontinued operations for 2022, and had no material assets or liabilities of discontinued operations at December 31, 2022 or 2021. Discontinued operations are not presented separately on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”) or our Consolidated Statements of Changes in Shareholders’ Equity (“Statement of Shareholders’ Equity”). Unless otherwise noted, the amounts presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Use of Estimates

General – The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe our most significant estimates and judgments are associated with:

•
revenue recognition for our long-term contracts, including application of the percentage-of-completion (“POC”) method, estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims (including amounts arising from disputes with customers) and liquidated damages;
•
determination of fair value with respect to acquired tangible and intangible assets;
•
fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets;
•
determination of deferred income tax assets, liabilities and related valuation allowances;
•
reserves for bad debts;
•
liabilities related to self-insurance programs;
•
costs and insurance recoveries associated with damage to our Houma Facilities and projects resulting from Hurricane Ida discussed further below;
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below; and
•
assessing the probabilities of gain or loss related to litigation matters.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets during 2021 and the first quarter 2022. This volatility in oil and gas prices has been compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which has and may continue to positively impact certain of our end markets; however, the duration and broader consequences of this conflict continue to be difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine).

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report.

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities in periods in which income is reported. See Note 10 for calculations of our basic and diluted income (loss) per share.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Cash Equivalents and Short-term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents. We hold substantially all of our cash deposits with Hancock Whitney Bank (“Whitney Bank”).

Restricted Cash – At December 31, 2022 and 2021, we had $1.6 million and $1.7 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 6 for further discussion of our cash security requirements under our LC Facility.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2022, our short-term investments included U.S. Treasuries with original maturities of six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements. We had no short-term investments at December 31, 2021.

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

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. We use the straight-line and graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Statement of Operations. Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Statement of Cash Flows. See Note 8 for further discussion of our stock-based and other compensation plans.

Depreciation and Amortization Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over seven years and amortization expense is reflected within general and administrative expense on our Statement of Operations. See Note 5 for further discussion of our property, plant and equipment and Note 4 for further discussion of our intangible assets.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-Lived Assets

Goodwill – Goodwill (associated with the DSS Acquisition) is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 4 for further discussion of the DSS Acquisition and related goodwill impairment assessment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets (associated with the DSS Acquisition) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during 2022. See Note 2 for discussion of our long-lived asset impairments associated with Hurricane Ida, Note 3 for discussion of our long-lived asset impairments within discontinued operations, Note 4 for discussion of long-lived assets associated with the DSS Acquisition and Note 5 for further discussion of our corporate office lease impairment.

Leases

We record a right-of-use asset and an offsetting lease liability on our Balance Sheet equal to the present value of our lease payments for leases with an original term of longer than twelve months. We do not record an asset or liability for leases with an original term of twelve months or less and we do not separate lease and non-lease components for our leases. Our lease assets are reflected within other noncurrent assets, and the current and noncurrent portions of our lease liabilities are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Consolidated Balance Sheets (“Balance Sheet”). For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 5 for further discussion of our lease assets and liabilities.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of goodwill, inventory, long-lived assets and assets held for sale, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. See Note 4 for discussion of the fair value measurements associated with the DSS Acquisition and Note 5 for further discussion of our previous assets held for sale.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during 2022 and 2021.

Short-term Contracts and Contracts Satisfied at a Point In Time – Revenue for our short-term contracts (which includes revenue associated with our master services arrangements) and contracts that do not satisfy the criteria for revenue recognition over time is recognized when the work is performed or when control of the asset is transferred, the related costs are incurred and collection is reasonably assured. The consideration from the customer directly corresponds to the value of our performance completed at the time of invoicing.

Variable Consideration – Revenue and gross profit or loss for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims (including amounts arising from disputes with customers), incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. Variable consideration can also include revenue associated with work performed on a unit-rate, T&M or cost-reimbursable basis that is recognized using the POC method. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of our unapproved change orders, claims, incentives and liquidated damages.

Additional Disclosures – Topic 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2022 and 2021, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For 2022 and 2021, other (income) expense, net included gains of $7.3 million and charges of $3.8 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. For 2021, other (income) expense also included transaction costs of $0.5 million associated with the DSS Acquisition. See Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the DSS Acquisition.

Income Taxes

Income taxes have been provided for using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to state income tax laws related to the apportionment of revenue for our projects, judgment is required to estimate the effective tax rate expected to apply to tax differences that are anticipated to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 7 for further discussion of our income taxes and DTAs.

New Accounting Standards

Financial instruments – In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13, and its subsequent amendments, will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using a cumulative-effect transition method. We do not believe that the new standard will have a material effect on our financial position, results of operations or related disclosures.

Business Combinations – In November 2021, the FASB issued ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which changes the way companies measure contract assets and contract liabilities from contracts with customers acquired in a business combination and creates an exception to the general recognition and measurement principle of ASC 805. ASU 2021-08 will be effective for us in the first quarter 2023. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. We do not believe that the new standard will have a material effect on our financial position, results of operations or related disclosures.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for 2022 and 2021 (in thousands):

	Year ended December 31, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$5,035	$36,127	$7,671	$(7)	$48,826
T&M and cost-reimbursable	79,426	9,526	—	—	88,952
Other	2,561	2,646	—	(665)	4,542
Total	$87,022	$48,299	$7,671	$(672)	$142,320

Long-term	$5,035	$43,037	$7,671	$—	$55,743
Short-term	81,987	5,262	—	(672)	86,577
Total	$87,022	$48,299	$7,671	$(672)	$142,320

	Year ended December 31, 2021
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,293	$39,187	$12,778	$(8)	$53,250
T&M and cost-reimbursable	34,470	2,152	100	(67)	36,655
Other	4,795	—	—	(1,248)	3,547
Total	$40,558	$41,339	$12,878	$(1,323)	$93,452

Long-term	$1,293	$39,187	$12,778	$(8)	$53,250
Short-term	39,265	2,152	100	(1,315)	40,202
Total	$40,558	$41,339	$12,878	$(1,323)	$93,452

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at December 31, 2022 (in thousands):

	December 31, 2022
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$1,322	$11,314	$3,272	$15,908
T&M and cost-reimbursable (1)	—	98,973	—	98,973
Total (2)	$1,322	$110,287	$3,272	$114,881

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division. No duration of the suspension or timing of potential recommencement of the project was provided.
(2)
We expect to recognize revenue of $49.1 million during 2023 associated with our performance obligations at December 31, 2022 based on our current estimates. Such estimates exclude potential revenue of $65.8 million associated with our performance obligations for our offshore jackets project given the uncertainty with respect to when such amounts will be recognized. Certain factors and circumstances, including the suspension, could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at December 31, 2022 and 2021, is as follows (in thousands):

	December 31,
	2022	2021
Costs incurred on uncompleted contracts	$112,693	$103,315
Estimated loss incurred to date	(12,610)	(7,807)
Sub-total	100,083	95,508
Billings to date	(103,440)	(97,397)
Total	$(3,357)	$(1,889)

The above amounts are included within the following captions on our Balance Sheet at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Contract assets (1), (2)	$4,839	$4,759
Contract liabilities (3), (4), (5)	(8,196)	(6,648)
Total	$(3,357)	$(1,889)

(1)
The increase in contract assets compared to December 31, 2021, was primarily due to increased unbilled positions on various projects for our Fabrication Division and our two forty-vehicle ferry projects for our Shipyard Division, offset partially by a decreased unbilled position on our seventy-vehicle ferry project for our Shipyard Division.
(2)
Contract assets at December 31, 2022 and 2021, excluded $3.6 million and $2.3 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The increase compared to December 31, 2021, was primarily due to a customer for our Services Division.
(3)
The increase in contract liabilities compared to December 31, 2021, was primarily due to an increase in advance billings on our offshore jackets project for our Fabrication Division and seventy-vehicle ferry project for our Shipyard Division, offset partially by a decrease in accrued contract losses and the unwind of advance payments on our two forty-vehicle ferry projects for our Shipyard Division.
(4)
Revenue recognized during 2022 and 2021, related to amounts included in our contract liabilities balance at December 31, 2021 and 2020, was $2.7 million and $3.7 million, respectively.
(5)
Contract liabilities at December 31, 2022 and 2021, includes accrued contract losses of $1.6 million and $3.9 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Significant Customers

The following table summarizes revenue for customers that accounted for 10% or more of our consolidated revenue for 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021
Customer A	$54,257	$41,057
Customer B	14,635	*
Customer C	*	9,576

* The customer revenue was less than 10% of consolidated revenue for the year.

Allowance for Doubtful Accounts

Our provision for bad debts is included in other (income) expense, net on our Statement of Operations. Our provision for bad debts for 2022 and 2021, and our allowance for doubtful accounts at December 31, 2022 and 2021, were not significant.

Variable Consideration

For 2022 and 2021, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2022 and 2021, certain active projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million and $1.2 million, respectively.

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

Changes in Estimates for 2022 – For 2022, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.0 million. The changes in estimates were associated with the following:

Shipyard Division

•
Seventy-Vehicle Ferry Project – Negative impact for 2022 of $0.9 million for our seventy-vehicle ferry project, resulting primarily from increased materials and subcontracted services costs and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to equipment issues identified during testing, subcontractor delays and the U.S. Coast Guard’s determination that the vessel’s wood consoles, contractually specified by the customer, must be replaced or modified with metal consoles.

At December 31, 2022, the vessel was approximately 95% complete and is forecast to be completed in the second quarter 2023 (previously the fourth quarter 2022, but delayed due to the aforementioned impacts). The project was in a loss position at December 31, 2022 and our reserve for estimated losses was $0.3 million. If future subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, we experience challenges during sea trials, commissioning or delivery of the vessel, or we incur additional costs or delays associated with the console replacement or modification, the project would experience further delays and losses.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•
Forty-Vehicle Ferry Projects – During the fourth quarter 2022, we substantially completed and delivered one of our two forty-vehicle ferries that were under construction. While we received conditional customer acceptance of the vessel in January 2023, final acceptance has been delayed as we work with the customer to address an equipment issue associated with vessel design deficiencies (discussed further below). In addition, changes in estimates had a negative impact for 2022 of $1.1 million for our remaining forty-vehicle ferry project, resulting primarily from increased subcontracted services and craft labor costs and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to structural design deficiencies for the vessel (discussed further below), which resulted in deflection issues within the plating of the vessel.

As discussed in our 2021 Financial Statements and subsequent quarterly filings, we have experienced rework, construction and commissioning challenges on the two ferries, resulting in previous forecast cost increases and liquidated damages and the need to fabricate a new hull for the vessel that is still under construction. Accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Further, during the fourth quarter 2022 and early 2023, we received correspondence from our customer indicating that the new hull for the remaining ferry under construction is exhibiting deformation issues that are potentially beyond the customer’s desired tolerance levels. Our subsequent evaluation does not support the customer’s conclusions and we are continuing construction of the vessel as designed.

At December 31, 2022, the vessel was approximately 87% complete and is forecast to be completed in the second quarter 2023 (previously the first quarter 2023, but delayed due to the aforementioned impacts). The project was in a loss position at December 31, 2022 and our reserve for estimated losses was $1.2 million. Our forecast costs and scheduled completion date for the remaining vessel is based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by any future challenges with the vessel design deficiencies, including the final resolution of the aforementioned design and deformation issues in dispute. If future craft labor productivity or subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, we experience challenges during sea trials, commissioning or delivery of the remaining vessel, or other challenges associated with the design deficiencies, including unanticipated warranty costs for either vessel, and are unable to recover associated costs from our customer, the projects would experience further delays and losses. Our forecasts at December 31, 2022 do not reflect potential future benefits, if any, from the favorable resolution of the aforementioned lawsuit and we can provide no assurance that we will be successful recovering previously incurred costs.

Changes in Estimates for 2021 – For 2021, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $3.3 million and negatively impacted operating results for our Shipyard Division by $3.8 million, respectively. The changes in estimates were associated with the following:

Fabrication Division

•
Marine Docking Structures, Offshore Modules and Material Supply Projects – Positive impact for 2021 of $3.3 million for our marine docking structures, offshore modules and material supply projects, resulting primarily from increased contract price and reduced craft labor and subcontracted services costs and reduced contingency associated with schedule related liquidated damages. The impacts were primarily due to better than anticipated labor productivity and progress on the projects and favorable resolution of change orders with the customers. At December 31, 2022, the projects were complete.

Shipyard Division

•
Seventy-Vehicle Ferry Project – Negative impact for 2021 of $4.1 million for our seventy-vehicle ferry project, resulting primarily from increased craft labor, materials and subcontracted services costs and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to customer-directed changes, higher forecast costs to launch the vessel, higher quantities of materials as production engineering progressed, higher subcontractor cost estimates, and engineering delays and lower than anticipated craft labor productivity and progress on the project, due in part to COVID-19 and Hurricane Ida. See “Changes in Estimates for 2022” above for further discussion of our seventy-vehicle ferry project.
•
Forty-Vehicle Ferry Projects – Positive impact for 2021 of $0.3 million for our two forty-vehicle ferry projects, resulting primarily from reduced subcontracted services and material costs. The impacts were primarily due to progress achieved on the first vessel and favorable resolution of insurance claims associated with damage to the vessel hull that occurred in 2020. See “Changes in Estimates for 2022” above for further discussion of our forty-vehicle ferry projects.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

During 2022 and 2021, we received insurance payments of $13.1 million and $1.0 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. Such payments are nonrefundable, and with respect to our buildings, represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings plus repair costs incurred by us in excess of such estimates for certain buildings. To the extent we incur further repair costs for a building in excess of the amounts received, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of anticipated repair costs, are reflected within investing activities.

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

Based on the above, during 2022 and 2021, we recorded gains of $7.5 million (including $3.7 million related to interruptions to our operations) and charges of $3.2 million, respectively, related to the net impact of insurance recoveries and costs associated with damage to buildings and equipment. The gains and charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division and Services Division. In addition, at December 31, 2022, we had total insurance receivables on our Balance Sheet of $1.1 million. We are continuing to assess our restoration plans and repair efforts are ongoing. We expect to incur future repair costs of approximately $0.5 million to $1.0 million associated with previously received insurance payments for certain buildings and equipment. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings and equipment; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that are in our possession and subject to our MPSV Litigation, and certain bulkheads where the vessels were moored. We are continuing to assess the extent of the storm damage and are evaluating the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During 2022 and 2021, we recorded charges of $0.2 million and $0.6 million, respectively, related to actual costs incurred, without giving consideration to potential recoveries from the third-parties related to damage caused by their vessels, as we expect our deductibles associated with our insurance coverages will apply absent such recoveries. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 9 for further discussion of our MPSV Litigation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. SHIPYARD TRANSACTION AND DISCONTINUED OPERATIONS

Shipyard Transaction

Transaction Summary – On April 19, 2021 (“Transaction Date”), we entered into a definitive agreement and sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) to Bollinger Houma Shipyards, L.L.C. and Bollinger Shipyards Lockport, L.L.C. (collectively, “Bollinger”) for approximately $28.6 million (“Transaction Price”) ($26.1 million, net of transaction and other costs). We received $27.7 million of the Transaction Price during 2021 and the remaining $0.9 million was received during 2022, subsequent to Bollinger’s collection of certain customer payments associated with the Divested Shipyard Contracts (defined below). We also received $7.8 million during 2021 associated with changes in working capital for the Divested Shipyard Contracts from December 31, 2020 through the Transaction Date (“Working Capital True-Up”).

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
•
Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that were under construction as of the Transaction Date (“Active Retained Shipyard Contracts”) and the two MPSV projects that are subject to our MPSV Litigation (collectively with the Active Retained Shipyard Contracts, the “Retained Shipyard Contracts”), together with the associated accounts receivable, accounts payable and other accrued liabilities;
•
Lake Charles Facility and Jennings Facility (which were closed in the fourth quarter 2020) and related lease obligations; and
•
Remaining assets and liabilities of the Shipyard Division.

We retained those employees of our Shipyard Division associated with the Active Retained Shipyard Contracts.

Impairment and Transaction Loss – During the first quarter 2021, events and changes in circumstances indicated that the carrying amount of our Shipyard Division’s long-lived assets may not be recoverable. These changes in circumstances were primarily attributable to a reassessment of our asset groups within our Shipyard Division as well as revisions to our probability assessment of net future cash flows of the applicable asset group based on the likelihood, that existed as of March 31, 2021, of the Shipyard Transaction occurring. Based on these assessments, we determined that an impairment of our Shipyard Division’s property, plant and equipment had occurred during the first quarter 2021. We measured the impairment by comparing the carrying amount of the applicable asset group at March 31, 2021 to an estimate of its fair value (which represented a Level 3 fair value measurement), resulting in an impairment charge of $22.8 million during 2021. We based our fair value estimate on the Transaction Price, inclusive of an estimate of the Working Capital True-Up, associated with the Shipyard Transaction. In addition, we incurred transaction and other costs of $2.6 million during 2021 associated with the Shipyard Transaction.

Other – At December 31, 2022 and 2021, the net operating liabilities on our Balance Sheet associated with the Retained Shipyard Contracts and other retained Shipyard Division operations totaled $2.7 million and $8.7 million, respectively. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is anticipated to occur by the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2). The wind down of our Shipyard Division operations does not include our contracts for the construction of the MPSVs that are subject to our MPSV Litigation. See Note 9 for further discussion of our MPSV Litigation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Discontinued Operations

The Shipyard Transaction (which included, among other things, our owned Shipyard Facility, Divested Shipyard Contracts and drydocks), and the fourth quarter 2020 closures of our leased Lake Charles Facility and Jennings Facility, represented the disposal and closure of a substantial portion of our Shipyard Division operations and the culmination of a strategic shift that will have a major effect on our ongoing operations and financial results. Therefore, we determined the assets, liabilities and operations associated with the Shipyard Transaction, and associated with the previously closed Shipyard Division facilities, to be discontinued operations in 2021. Accordingly, such operating results for 2021 have been classified as discontinued operations on our Statement of Operations. We had no material operating results of discontinued operations for 2022, and no material assets or liabilities of discontinued operations at December 31, 2022 or 2021. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Statement of Operations. Discontinued operations are presented separately from continuing operations on our Statement of Operations; however, they are not presented separately on our Statement of Cash Flows or Statement of Shareholders’ Equity.

A summary of the operating results and cash flows from discontinued operations for 2021, is as follows (in thousands):

Year ended December 31, 2021
Revenue	$41,637
Cost of revenue	33,912
Gross profit (1)	7,725
General and administrative expense	413
Impairments and (gain) loss on assets held for sale, net (2)	25,331
Other (income) expense, net	(647)
Operating loss	(17,372)
Income tax (expense) benefit (3)	—
Loss from discontinued operations, net of taxes	$(17,372)

Year ended December 31, 2021
Operating cash flows from discontinued operations	$(9,443)
Investing cash flows from discontinued operations	$32,739

(1)
Includes a benefit of $8.4 million from changes in estimated margins for our towing, salvage and rescue ship projects.
(2)
Includes transaction and other costs of $2.6 million and impairments of $22.8 million associated with the Shipyard Transaction (see discussion above).
(3)
Income taxes attributable to discontinued operations were not material.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. ACQUISITION

Acquisition Summary – On December 1, 2021 (“Acquisition Date”), we entered into a definitive agreement and acquired (“DSS Acquisition”) the services and industrial staffing businesses (“DSS Business”) of Dynamic Industries, Inc. (“Dynamic”) for $7.6 million (“Purchase Price”). We also hired substantially all of the employees of the DSS Business. In connection with the DSS Acquisition, during 2021 we incurred transaction costs of $0.5 million, which are included in other (income) expense, net on our Statement of Operations and are reflected within our Services Division.

Purchase Price Allocation – The Purchase Price was allocated to the major categories of assets and liabilities acquired based upon estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including property, machinery and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the goodwill (which is all deductible for tax purposes) include the acquired established workforce, estimated future cost savings and revenue synergies associated with the DSS Business. The following table summarizes our purchase price allocation at the Acquisition Date (in thousands):

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
(3)
Represents a fabrication and operating facility located in Harvey, Louisiana (“Harvey Option Facility”) that was subject to both a lease arrangement with Dynamic and a separate purchase option that provided us with a right to buy the facility from Dynamic prior to December 2, 2022, for a nominal amount (“Harvey Option”). We believed it was probable we would exercise the Harvey Option, and accordingly, concluded that the arrangement represented a finance lease under the guidance of ASC 842,“Leases”, due to the Harvey Option representing a bargain purchase option. Therefore, we reflected the estimated fair value of the Harvey Option Facility plus future lease payment obligations as a right-of-use asset in our purchase price allocation, with the estimated fair value based on a combination of a third-party appraisal, third-party indications of interest for the facility, and indications of value communicated by and between us and Dynamic during the due diligence process. We subsequently determined that the Harvey Option Facility was no longer necessary for our future operations, and during the third quarter 2022, we sold the Harvey Option to a third-party for $2.1 million ($1.9 million, net of transaction and other costs). No material gain or loss was recognized on the sale of the Harvey Option as the net proceeds approximated the carrying value of the underlying right-of-use asset. The net proceeds from the sale are reflected on our Statement of Cash Flows within proceeds from the sale of property and equipment.
(4)
Represents the estimated fair value of existing underlying customer relationships with estimated lives of seven years. The fair value was estimated based on a multi-period excess earnings method which incorporated Level 3 inputs. The significant assumptions used in estimating fair value included revenue and income projections for the DSS Business and the estimated discount rate that reflects the level of risk associated with receiving future cash flows. Amortization expense for our intangible assets was $0.1 million for 2022 and was not material for 2021. At December 31, 2022, our intangible asset balance totaled $0.8 million and amortization expense is estimated to be $0.1 million to $0.2 million for each of 2023, 2024, 2025, 2026, 2027 and 2028.
(5)
Represents a base cash purchase price of $8.0 million, less $0.4 million attributable to assumed employee vacation obligations.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the DSS Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the DSS Acquisition and related events as if they occurred on January 1, 2020 (the earliest period presented in our 2021 Financial Statements), and gives effect to pro forma events that are directly attributable to the DSS Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the DSS Business following the DSS Acquisition. The Pro Forma Information for 2021 includes adjustments to: (1) remove acquisition costs of $0.5 million, (2) include incremental intangibles amortization and depreciation expense of $0.3 million associated with fair value adjustments related to the DSS Acquisition, and (3) include the historical results of the DSS Business. Revenue and net income attributable to the DSS Business for 2021 prior to the Acquisition Date was $44.9 million and $2.4 million, respectively. Revenue and net loss attributable to the DSS Business for 2021 subsequent to the Acquisition Date was $3.2 million and $0.5 million (including acquisition costs of $0.5 million), respectively. The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined company following the DSS Acquisition. The following table presents the Pro Forma Information for 2021 (in thousands, except per share data):

Year ended December 31, 2021
Pro forma revenue from continuing operations	$138,330
Pro forma net loss from continuing operations	(1,947)
Per share data:
Basic and diluted loss from continuing operations	$(0.13)

Goodwill Impairment Assessment – As discussed in Note 1, goodwill is not amortized, but instead is reviewed for impairment at least annually at reporting level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. At October 1, 2022, our DSS Business within our Services Division represented our only reporting unit associated with our goodwill related to the DSS Acquisition. However, during the fourth quarter 2022, we completed the integration of the DSS Business with our legacy businesses within our Services Division. In connection therewith, we reevaluated our reporting units and determined that the Services Division, as a whole, was our reporting unit. Accordingly, we performed a quantitative assessment of goodwill for our reporting units as of October 1, 2022, both before and after the change in reporting units, and the fair value of each reporting unit exceeded the respective net book values of the reporting unit by a substantial amount (due in part to a reduction in the net assets of the DSS Business resulting from the sale of the Harvey Option discussed above). See Note 1 for further discussion of our goodwill.

5. PROPERTY, PLANT AND EQUIPMENT AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	Estimated	December 31,
	Useful Life	2022	2021
	(in Years)
Land	—	$4,376	$4,416
Buildings	10 to 25	25,584	25,742
Machinery and equipment	3 to 15	67,851	70,212
Furniture and fixtures	3 to 5	994	1,276
Transportation equipment	2 to 5	2,361	2,363
Improvements	15	23,246	23,404
Construction in progress	—	2,881	705
Right-of-use asset (1)	15	—	2,000
Total property, plant and equipment		127,293	130,118
Accumulated depreciation		(96,139)	(95,452)
Property, plant and equipment, net		$31,154	$34,666

(1)
Represents the Harvey Option Facility. See Note 4 for further discussion of the Harvey Option Facility and related Harvey Option, which was sold during the third quarter 2022.

Depreciation expense for continuing operations for 2022 and 2021 was $4.7 million and $4.1 million, respectively, with the increase due primarily to the DSS Acquisition.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Leased Facilities and Equipment

We lease certain office, warehouse and operating facilities under long-term lease arrangements that expire at various dates through October 2027, some of which include renewal options ranging from one to 20 years. At December 31, 2022, our lease asset, current lease liability and long-term lease liability were $1.1 million, $0.7 million and $1.4 million, respectively. Our lease obligations include any renewal options that we intend to exercise. Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2023	$869
2024	884
2025	424
2026	76
2027	64
Total lease payments	2,317
Less: interest	(221)
Present value of lease liabilities (1)	$2,096

(1)
During 2022, we entered into a sublease arrangement with a third-party for the remainder of our corporate office lease, which will partially recover our lease costs for the office for the duration of our lease. In connection therewith, we recorded an impairment charge of $0.5 million associated with the underlying right-of-use asset for the corporate office lease. The impairment is included in other (income) expense, net on our Statement of Operations and is reflected within our Corporate Division.

Total lease expense for our leased facilities and equipment, which includes lease asset amortization expense and expense for leases with original terms that are twelve months or less, for 2022 and 2021, was $1.6 million and $1.0 million, respectively. Cash paid for leases for 2022 and 2021 was $2.0 million and $1.5 million, respectively. Certain of our leases are subject to subleases with third parties. Sublease income for 2022 was $0.4 million and is included in other (income) expense, net on our Statement of Operations. Sublease income for 2021 was not material.

The discount rate used to determine the present value of our lease liabilities was based on the interest rate on our LC Facility adjusted for terms similar to that of our leased properties. At December 31, 2022, our weighted-average remaining lease term was approximately 2.8 years and the weighted-average discount rate used to derive our lease liability was 6.9%.

Assets Held for Sale

During 2021, we received proceeds of $4.5 million ($4.4 million, net of transaction and other costs) from the sale of two cranes that were held for sale by our Fabrication Division. No significant gain or loss was recognized on the assets sold as the net proceeds received approximated the carrying values of the assets. In addition, at December 31, 2021, our assets held for sale consisted of one remaining crane for our Fabrication Division. However, as a result of the significant increase in our performance obligations for the Fabrication Division during 2022, we determined that the crane was necessary to support our future operations. Accordingly, during 2022 the crane was placed back into service and was reclassified as property, plant and equipment on our Balance Sheet at December 31, 2022. In connection therewith, the crane was recorded at the lower of its fair value or carrying value as if it had been depreciated while it was classified as held for sale, which resulted in no impairment. Our Balance Sheet at December 31, 2021 has been recast to classify the crane as property, plant and equipment.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

6. CREDIT FACILITIES

LC Facility

We have a letter of credit facility with Whitney Bank that provides for up to $20.0 million of letters of credit (“LC Facility”), subject to our cash securitization of the letters of credit, with a maturity date of June 30, 2023. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At December 31, 2022, we had $1.6 million of outstanding letters of credit under the LC Facility. See Note 9 for further discussion of our letters of credit and associated security obligations.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2022, we had $121.1 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to our MPSV Litigation, $55.8 million relates to our Active Retained Shipyard Contracts, and $15.3 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 9 for discussion of our surety bonds and related indemnification obligations and our MPSV Litigation.

Insurance Finance Arrangement

In connection with the renewal of our property and equipment insurance coverages, during 2022 we entered into a short-term premium finance arrangement (“Insurance Finance Arrangement”) totaling $2.4 million, payable in ten equal monthly installments and accruing interest at a fixed rate of 4.3% per annum. We consider the transaction to be a non-cash financing activity, with the initial financed amount reflected within accrued expenses and other liabilities on our Balance Sheet, and a corresponding asset reflected within prepaid expenses and other assets on our Balance Sheet. We have reflected principal payments of $1.7 million for 2022, as a financing activity on our Statement of Cash Flows, and at December 31, 2022, our remaining principal balance was $0.7 million.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. INCOME TAXES

Income Tax (Expense) Benefit

A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit from continuing operations for 2022 and 2021, is as follows (in thousands):

	Years Ended December 31,
	2022	2021
U.S. statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
Permanent differences	(5.1)%	(3.1)%
State income taxes	5.7%	0.5%
Other	—	(0.1)%
Discrete items
Vesting of common stock	(1.0)%	(1.4)%
Change in valuation allowance	(23.1)%	(44.3)%
PPP Loan forgiveness	—	39.5%
Return to provision and other	1.8%	(11.6)%
Income tax (expense) benefit	(0.7)%	0.5%

Significant components of our income tax (expense) benefit from continuing operations for 2022 and 2021, were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	556	2,185
State	166	(20)
Valuation allowance	(745)	(2,141)
Total deferred	(23)	24
Income tax (expense) benefit	$(23)	$24

Deferred Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Leases	$221	$233
Employee benefits	1,465	1,208
Accrued losses on uncompleted contracts	2,076	2,572
Stock based compensation expense	351	247
Federal net operating losses	22,444	21,724
State net operating losses	3,493	3,299
R&D and other tax credits	1,013	938
Other	481	545
Total deferred tax assets	31,544	30,766
Deferred tax liabilities
Property, plant and equipment	(1,051)	(1,285)
Prepaid insurance	(497)	(231)
Total deferred tax liabilities	(1,548)	(1,516)
Net deferred tax assets	29,996	29,250
Valuation allowance	(30,100)	(29,331)
Net deferred taxes (1)	$(104)	$(81)

(1) Amounts are included in other noncurrent liabilities on our Balance Sheet.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2022 and 2021, we had total DTAs of $31.5 million and $30.8 million, respectively (including U.S. federal net operating losses (“NOL(s)”) DTAs of $22.4 million and $21.7 million, respectively). On a periodic and ongoing basis, we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) (“VA(s)”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs. If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates. As a result of our assessment and due to cumulative losses for the three years ended December 31, 2022, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our DTAs, and accordingly, at December 31, 2022 and 2021, we had VAs of $30.1 million and $29.3 million, respectively, offsetting our total DTAs.

At December 31, 2022, we had gross U.S. federal NOL carryforwards (excluding VAs) of $106.9 million, of which $62.7 million will expire in from 2035 through 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. At December 31, 2022, we had gross state NOL carryforwards (excluding VAs) of $46.3 million, which will expire from 2035 through 2041.

Uncertain Tax Positions

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. At December 31, 2022 and 2021, we had no material reserves for uncertain tax positions. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2018.

8. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and Company-matching contributions, with potential additional discretionary contributions determined by our Board of Directors. For 2022 and 2021, we contributed $0.7 million and $0.4 million, respectively, to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans (“Incentive Plans”), the Compensation Committee of our Board of Directors may grant cash-based and equity-based awards to eligible employees and non-employee directors, including restricted stock unit (“RSU”) awards (both time-based and performance-based), stock option awards and cash-based performance awards. The Compensation Committee determines the value of each award, as well as the terms, conditions, performance measures and other provisions of the award. Under our Incentive Plans, the maximum number of shares that may be granted to any one officer or employee during any single calendar year is 250,000. At December 31, 2022, we had 697,726 authorized shares available for future issuance under our Incentive Plans.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

RSU Awards – An RSU represents the right to receive one share of our common stock upon vesting, or the equivalent cash value on the vesting date if the award is cash-settled. RSUs are subject to transfer restrictions, forfeiture provisions and other terms and conditions of the Incentive Plans and applicable award agreements. Forfeitures are recognized as they occur.

•
Time-based RSU Awards – Outstanding time-based RSU awards to our employees and non-employee directors have a one or three-year graded vesting period. The total initial fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units granted. The fair value is expensed on a straight-line basis over the applicable vesting period.
•
Performance-based RSU Awards – Outstanding performance-based RSU awards to our employees have a three-year graded vesting period with the number of units ultimately awarded based on the achievement of performance targets attributable to the year in which the awards are made. The total initial fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units anticipated to be awarded based on the performance targets achieved. This fair value is expensed over the applicable vesting period using the graded vesting method. As a result of the performance targets achieved for 2021, one award recipient’s performance-based RSU awards exceeded the annual limit and, as a result, are subject to cash-settlement (“Cash-Settled RSUs”). Accordingly, we account for the awards as liability-classified awards, with changes in the fair value of the awards reflected within general and administrative expense on our Statement of Operations over the vesting period. Compensation expense for our Cash-Settled RSU awards was $0.1 million and $0.1 million for 2022 and 2021, respectively, and the total fair value of Cash-Settled RSU awards granted during 2021 was $0.2 million, with a weighted average grant-date fair value per share of $4.77. During 2022, $0.1 million was paid related to Cash-Settled RSUs, and no amounts were paid during 2021.

A summary of activity for our RSU awards (excluding Cash-Settled RSUs) for 2022 and 2021 is as follows:

	2022		2021
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
RSUs, beginning of period	842,558	$4.47	613,044	$4.59
Granted	463,600	4.24	547,250	4.71
Vested	(403,559)	4.46	(285,416)	5.19
Forfeited	(64,332)	4.49	(32,320)	4.40
RSUs, end of period	838,267	4.34	842,558	4.47

Compensation expense for our RSU awards was $2.3 million and $1.7 million for 2022 and 2021, respectively, and is reflected within general and administrative expense and cost of revenue, as applicable, on our Statement of Operations. At December 31, 2022, we had $2.0 million of unrecognized compensation expense related to our RSU awards. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of RSU awards granted during 2022 and 2021 was $2.0 million and $2.6 million, respectively, and the total fair value of RSU awards that vested during 2022 and 2021 was $1.6 million and $1.2 million, respectively. The income tax benefit (expense) associated with our share-based compensation arrangements was not significant for 2022 or 2021. Share and expense amounts associated with our stock-based compensation relate only to our continuing operations, and accordingly, may be different from the amounts reflected on our Statement of Cash Flows and Statement of Shareholders’ Equity. See Note 3 for further discussion of our discontinued operations.

Stock Option Awards and Cash-based Performance Awards – At December 31, 2022, we had no outstanding stock option awards or cash-based performance awards and no such awards were made during 2022 or 2021.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. COMMITMENTS AND CONTINGENCIES

Routine Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these legal proceedings cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or liquidity.

MPSV Litigation

On March 19, 2018, our subsidiary, Gulf Island Shipyards, LLC (“GIS”), received termination notices from its customer, Hornbeck Offshore Services, LLC (“Hornbeck”), of the contracts for the construction of two MPSVs. GIS disputed the purported terminations and disagreed with Hornbeck’s reasons for such terminations. After receipt of such notices, GIS ceased all work and the partially completed vessels and associated equipment and materials remain in its possession in Houma, Louisiana. GIS continues to hold first priority security interests and possessory liens against the MPSVs securing the obligations GIS believes it is owed by Hornbeck under the construction contracts. Hornbeck also made claims against the performance bonds issued by the Surety in connection with the construction of the vessels, for which the face amount of the bonds total $50.0 million (“Performance Bonds”).

On October 2, 2018, GIS filed a lawsuit against Hornbeck to enforce its rights and remedies under the applicable construction contracts for the two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC, bearing docket number 2018-14861 (“MPSV Litigation”). Hornbeck responded to the lawsuit denying many of GIS’s allegations and asserted a counterclaim against GIS seeking damages. GIS filed a response to the counterclaim denying all of Hornbeck’s claims. Hornbeck subsequently amended its counterclaim to add claims against the Surety and additional claims against GIS.

Following previously disclosed developments in the litigation, on November 16, 2022, Hornbeck filed motions for partial summary judgment against GIS seeking the dismissal of GIS’s claim that Hornbeck wrongfully terminated the vessel construction contracts. On January 31, 2023, the trial court granted Hornbeck’s motions. GIS appealed such decision, and on March 2, 2023, the appellate court reversed the trial court’s decision, thereby reinstating GIS’s wrongful termination claim. As a result of the appellate court’s ruling, the trial, previously scheduled to begin on March 6, 2023, has been rescheduled to begin on October 16, 2023.

GIS continues to believe that Hornbeck wrongfully terminated the construction contracts and is liable to GIS for damages, including amounts due to GIS for unpaid work. However, Hornbeck is seeking damages against GIS based on Hornbeck’s estimates of the cost to complete the vessels and its claims for lost profits (all of which are disputed by GIS) that together significantly exceed the face amount of the Performance Bonds. GIS believes that Hornbeck will only be entitled to recover damages if it is determined that Hornbeck rightfully terminated the construction contracts and if Hornbeck can prove it incurred damages. Further, GIS believes that Hornbeck is only entitled to recover damages for lost profits if GIS is found to have breached the construction contracts in bad faith and if the waiver of consequential damages that is included in the construction contracts is found to be ineffective. GIS also believes that Hornbeck has significantly overstated its damages, a belief that is supported by GIS and the Surety’s expert evaluations.

Due to inherent uncertainties of litigation, there is a range of potential favorable or unfavorable outcomes with respect to the disputed claims, and the amount of GIS’s potential recovery or loss, if any, or the timing of payment thereof, are uncertain. We can provide no assurances that GIS will not incur additional costs as it pursues its rights and remedies under the construction contracts and defends against Hornbeck’s claims. An unfavorable outcome to GIS in the litigation could have a material adverse effect on our financial condition, results of operations and liquidity and would be accounted for as a reversal of previously recognized revenue with respect to the construction contracts to the extent of any loss.

At both December 31, 2022 and 2021, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing GIS’s net receivable amount (after giving effect to purported liquidated damages of $11.2 million) at the time of Hornbeck’s purported terminations of the construction contracts; however, an unfavorable outcome in the litigation could result in a loss from the write-off of the contract asset, or portions thereof.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builders’ risk, third-party liability, and workers' compensation and USL&H claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred during 2022 and 2021 associated with damage caused by Hurricanes Ida.

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become property of Whitney Bank. With respect to surety bonds, including the construction contracts associated with our MPSV Litigation, payments by the Surety pursuant to a bond in the event of non-performance are subject to reimbursement to the Surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. See Note 6 for further discussion of our LC Facility and surety bonds.

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

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 5 for further discussion of our leases.

10. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share for 2022 and 2021 (in thousands, except per share data):

	Years Ended December 31,
	2022	2021
Loss from continuing operations	$(3,352)	$(4,796)
Loss from discontinued operations, net of taxes	—	(17,372)
Net loss	$(3,352)	$(22,168)

Basic and diluted loss from continuing operations	$(0.21)	$(0.31)
Basic and diluted loss from discontinued operations	—	(1.12)
Basic and diluted loss per common share	$(0.21)	$(1.43)

Weighted average shares	15,840	15,510

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

11. OPERATING SEGMENTS

During 2021, we operated and managed our business through two operating divisions (“Fabrication & Services” and “Shipyard”) and one non-operating division (“Corporate”), which represented our reportable segments. In the first quarter 2022, we realigned our operating divisions due to the DSS Acquisition and related changes in our management structure and oversight of our various lines of business. As a result, we currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Accordingly, financial information (including the effects of eliminations) for our Fabrication & Services Division for 2021 has been recast to conform to the presentation of our reportable segments for 2022. Our three operating divisions and Corporate Division are discussed below:

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures and other specialty services on offshore platforms and inland structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; provides industrial staffing services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities and include the DSS Business acquired in connection with the DSS Acquisition. See Note 4 for further discussion of the DSS Acquisition.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. The activities were performed at our Shipyard Facility. However, on April 19, 2021, we completed the Shipyard Transaction, which included the Divested Shipyard Contracts and our Shipyard Facility. We determined that the assets, liabilities and operations associated with the Shipyard Transaction, and certain previously closed facilities, were discontinued operations in 2021. Accordingly, such operating results for 2021 have been classified as discontinued operations on our Statement of Operations. The assets, liabilities and operating results attributable to the Retained Shipyard Contracts and remaining assets and liabilities of our Shipyard Division operations that were excluded from the Shipyard Transaction, and are not associated with the previously closed facilities, represent our Shipyard Division and are classified as continuing operations on our Balance Sheet and Statement of Operations. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations (which exclude the MPSV projects that are subject to our MPSV Litigation) by the second quarter 2023 (previously the first quarter 2023, but delayed and subject to the potential schedule impacts discussed in Note 2). See Note 3 for further discussion of the Shipyard Transaction and our discontinued operations and Note 9 for further discussion of our MPSV Litigation.

Corporate Division and Allocations – Our Corporate Division includes costs that do not directly relate to our operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors' fees, certain insurance costs and costs associated with overall corporate governance and reporting requirements for a publicly traded company. Shared resources and costs that benefit more than one operating division are allocated amongst the operating divisions based on each operating division’s estimated share of the benefit received. Such costs include, but are not limited to, human resources, insurance, information technology, accounting, business development and certain division leadership.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the two-year period ended December 31, 2022, is as follows (in thousands):

	Year Ended December 31, 2022
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations)	$87,022	$48,299	$7,671	$(672)	$142,320
Gross profit (loss) (1)	11,227	(274)	(3,058)	—	7,895
Operating income (loss) (1)	8,124	4,874	(7,554)	(8,859)	(3,415)
Depreciation and amortization expense	1,496	3,343	—	259	5,098
Capital expenditures	2,326	633	—	127	3,086
Total assets (3)	28,016	40,531	16,330	49,989	134,866

	Year Ended December 31, 2021
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations)	$40,558	$41,339	$12,878	$(1,323)	$93,452
Gross profit (loss) (2)	5,692	497	(4,242)	(283)	1,664
Operating income (loss) (2)	3,498	(3,237)	(5,769)	(7,976)	(13,484)
Depreciation and amortization expense	641	3,360	—	319	4,320
Capital expenditures	1,092	49	—	—	1,141
Total assets (3)	21,745	37,310	16,222	59,996	135,273

(1)
Gross profit (loss) and operating income (loss) for 2022 includes project charges of $2.0 million for our Shipyard Division. Operating income (loss) for 2022 also includes gains of $7.5 million from the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida for our Fabrication Division, charges of $0.2 million associated with damage previously caused by Hurricane Ida for our Shipyard Division, an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease for our Corporate Division, and the partial under-recovery of overhead costs for our Fabrication Division. See Note 2 for further discussion of our project and Hurricane Ida impacts and Note 5 for further discussion of our corporate office lease asset impairment.
(2)
Gross profit (loss) and operating income (loss) for 2021 includes project improvements of $3.3 million for our Fabrication Division, project charges of $3.8 million for our Shipyard Division, and costs of $0.3 million for our Corporate Division associated with operating division support that are reflected within our Services Division and Fabrication Division for 2022. Operating income (loss) for 2021 also includes charges of $0.1 million, $3.1 million and $0.6 million associated with damage caused by Hurricane Ida for our Services Division, Fabrication Division and Shipyard Division, respectively, acquisition costs of $0.5 million associated with the DSS Acquisition for our Services Division, and the partial under-recovery of overhead costs for our Fabrication Division. See Note 2 for further discussion of our project and Hurricane Ida impacts and Note 4 for further discussion of the DSS Acquisition.
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

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.7

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.8

Form of Non-Management Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022.†

10.9

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022.†

10.10	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 5, 2015.†
10.11

Change of Control Agreement dated May 13, 2021 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 8-K filed with the SEC on May 17, 2021.†

10.12	Change of Control Agreement dated May 13, 2021 between the Company and Richard W. Heo, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 17, 2021.†
10.13	Credit Agreement dated June 9, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 12, 2017.

EXHIBIT NUMBER
10.14

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

10.16

Third Amendment to Credit Agreement dated August 27, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.

10.17

Consent and Fourth Amendment to Credit Agreement dated May 1, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 7, 2019 (SEC File No. 001-34279).

10.18

Fifth Amendment to Credit Agreement dated February 28, 2020, incorporated by reference to Exhibit 10.21 of the Company’s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020.

10.19	Sixth Amendment to Credit Agreement dated August 3, 2020, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 5, 2020.
10.20

Waiver and Seventh Amendment to Credit Agreement dated March 26, 2021, incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021.

10.21

Eighth Amendment to Credit Agreement dated October 12, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2021 filed with the SEC on November 10, 2021.

10.22

Restrictive Covenant Regarding Restrictive Payments by and among Gulf Island Fabrication, Inc., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C., Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, dated April 19, 2021, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.23

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

23.1	Consent of Ernst & Young LLP.*
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

EXHIBIT NUMBER
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, has been formatted in Inline XBRL and is contained in Exhibit 101.

† Management Contract or Compensatory Plan.

* Filed herewith.

^ SEC File Number 000-22303.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2023.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2023.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Director (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Westley S. Stockton

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ MURRAY W. BURNS	Director
Murray W. Burns

/S/ WILLIAM E. CHILES	Chairman of the Board
William E. Chiles

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

S-1