Form 10-Q
period 2023-03-31
GULF ISLAND FABRICATION INC
filed 2023-05-10
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2023

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2023, was 16,149,464.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended March 31, 2023 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2022 Annual Report	Our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on March 28, 2023.

2022 Financial Statements	Our Financial Statements for the year ended December 31, 2022 and related notes, included in our 2022 Annual Report.

Active Retained Shipyard Contracts

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that were under construction as of the date of the Shipyard Transaction, which were excluded from the Shipyard Transaction. The Active Retained Shipyard Contracts do not include the contracts and related obligations for the two MPSV projects that are subject to our MPSV Litigation (which were retained but are not active contracts).

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

DSS Acquisition	The acquisition of a services and industrial staffing business on December 1, 2021.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities and other facilities that support our operations.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

GIS	Gulf Island Shipyards, LLC.

Gulf Coast	Along the coast of the Gulf of Mexico.

Hornbeck	Hornbeck Offshore Services, LLC.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

inland	Typically, bays, lakes and marshy areas.

Insurance Finance Arrangements	Short-term finance arrangements for insurance premiums associated with our property and equipment and general liability insurance coverages.

jacket

A component of a fixed platform consisting of a tubular steel, braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel piles driven into the seabed. The jacket supports the deck structure located above the water.

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

LC Facility	Our $10.0 million letter of credit facility with Whitney Bank maturing June 30, 2024, as amended.

LNG	Liquefied Natural Gas.

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

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Transaction	The sale of our Shipyard Division’s operating assets and certain construction contracts on April 19, 2021.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

Surety or Sureties

A financial institution that issues bonds to customers on behalf of the Company for the purpose of providing third-party financial assurance related to the performance of our contracts. Payments by a Surety pursuant to one of our bonds in the event of non-performance are subject to reimbursement to such Surety by us under a general indemnity agreement relating to such bond.

T&M	Time and materials. Work is performed and billed to the customer at contracted time and material rates.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

Whitney Bank	Hancock Whitney Bank.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,520	$33,221
Restricted cash, current	1,197	1,603
Short-term investments	14,989	9,905
Contract receivables and retainage, net	43,545	29,427
Contract assets	5,538	4,839
Prepaid expenses and other assets	5,917	6,475
Inventory	2,543	1,599
Total current assets	102,249	87,069
Property, plant and equipment, net	30,501	31,154
Goodwill	2,217	2,217
Other intangibles, net	806	842
Other noncurrent assets	13,277	13,584
Total assets	$149,050	$134,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,547	$8,310
Contract liabilities	4,388	8,196
Accrued expenses and other liabilities	13,896	14,283
Total current liabilities	44,831	30,789
Other noncurrent liabilities	1,258	1,453
Total liabilities	46,089	32,242
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,055 shares issued and outstanding at March 31, 2023 and 15,973 at December 31, 2022	11,624	11,591
Additional paid-in capital	107,667	107,372
Accumulated deficit	(16,330)	(16,339)
Total shareholders’ equity	102,961	102,624
Total liabilities and shareholders’ equity	$149,050	$134,866

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$62,168	$28,686
Cost of revenue	57,134	29,106
Gross profit (loss)	5,034	(420)
General and administrative expense	5,067	4,110
Other (income) expense, net	(361)	452
Operating income (loss)	328	(4,982)
Interest (expense) income, net	320	(40)
Income (loss) before income taxes	648	(5,022)
Income tax (expense) benefit	(7)	(5)
Net income (loss)	$641	$(5,027)

Per share data:
Basic and diluted income (loss) per share	$0.04	$(0.32)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	$11,435	$105,972	$(18,014)	$99,393

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	$11,624	$107,667	$(16,330)	$102,961

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$641	$(5,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) in operating activities:
Depreciation and amortization	1,333	1,251
Gain on sale or disposal of fixed assets, net	(64)	(25)
Gain on insurance recoveries	(245)	—
Stock-based compensation expense	509	571
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(14,540)	(7,657)
Contract assets	(699)	2,065
Prepaid expenses, inventory and other current assets	147	(2,070)
Accounts payable	18,135	346
Contract liabilities	(3,808)	(2,450)
Accrued expenses and other current liabilities	62	1,792
Noncurrent assets and liabilities, net	(175)	(147)
Net cash provided by (used in) operating activities	1,296	(11,351)
Cash flows from investing activities:
Capital expenditures	(487)	(440)
Proceeds from sale of property and equipment	106	25
Recoveries from insurance claims	245	—
Purchases of short-term investments	(15,083)	—
Maturities of short-term investments	10,000	—
Net cash used in investing activities	(5,219)	(415)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	(1,003)	—
Tax payments for vested stock withholdings	(181)	(59)
Net cash used in financing activities	(1,184)	(59)
Net decrease in cash, cash equivalents and restricted cash	(5,107)	(11,825)
Cash, cash equivalents and restricted cash, beginning of period	34,824	54,589
Cash, cash equivalents and restricted cash, end of period	$29,717	$42,764

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation) by the second quarter 2023 (subject to the potential schedule impacts discussed in Note 2). See Note 4 for further discussion of our MPSV Litigation.

On December 1, 2021, we acquired a services and industrial staffing business (“DSS Acquisition”), which increased our skilled workforce, further diversified our customer base and expanded our service offerings for our Services Division.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2022, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2022 Financial Statements.

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

Use of Estimates

General – The preparation of our Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe our most significant estimates and judgments are associated with:

•
revenue recognition for our long-term contracts, including application of the percentage-of-completion method (“POC"), estimating costs to complete each contract and the recognition of incentives, unapproved change orders, claims (including amounts arising from disputes with customers) and liquidated damages;
•
determination of fair value with respect to acquired tangible and intangible assets;
•
fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, assets held for sale, goodwill and other intangible assets;
•
determination of deferred income tax assets, liabilities and related valuation allowances;
•
reserves for bad debts and credit losses;
•
liabilities related to self-insurance programs;
•
costs and insurance recoveries associated with damage to our Houma Facilities and projects resulting from Hurricane Ida discussed further below;
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below; and
•
assessing the probability of losses related to litigation matters.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets during the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which positively impacted certain of our end markets. While oil and gas prices have somewhat stabilized, the duration of such stability is uncertain and difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, bank failures, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine).

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

Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the assumed conversion of dilutive securities in periods in which income is reported. See Note 5 for calculations of our basic and diluted income (loss) per share.

Cash and Short-Term Investments

Cash Equivalents – We consider investments with original maturities of three months or less when purchased to be cash equivalents. We hold substantially all of our cash deposits with Hancock Whitney Bank (“Whitney Bank”).

Restricted Cash – At March 31, 2023 and December 31, 2022, we had $1.2 million and $1.6 million of restricted cash, respectively as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our cash security requirements under our LC Facility.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2023 and December 31, 2022, our short-term investments included U.S. Treasuries with original maturities of four and six months, respectively. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Allowance for Doubtful Accounts and Credit Losses

As further discussed under “New Accounting Standards” below, we adopted the new accounting standard for measuring credit losses effective January 1, 2023. In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We provide an allowance for credit losses and routinely review individual contract receivable balances and other financial assets for collectability and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, company-specific credit ratings, historical company-specific uncollectable amounts and economic conditions in general. See Note 2 for further discussion of our allowance for doubtful accounts.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our goodwill is included within our Services Division and our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the three months ended March 31, 2023. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three months ended March 31, 2023.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of inventory, goodwill and long-lived assets are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2023 and 2022.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2023 and December 31, 2022, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended March 31, 2023, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and for the three months ended March 31, 2022, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our net deferred tax assets generated during the period. Income taxes recorded for the three months ended March 31, 2023 and 2022 relate to state income taxes.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense.

New Accounting Standards

Financial Instruments – In the first quarter 2023, we adopted ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way we evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, we are required to use a new forward-looking “expected loss” model to evaluate impairment, which includes considering a broader range of information to estimate expected credit losses and may potentially result in earlier recognition of allowances for losses. The new accounting standard was adopted using the cumulative-effect transition method with any cumulative-effect adjustment being recorded to accumulated deficit on January 1, 2023. Upon adoption, we recorded a $0.6 million increase to beginning accumulated deficit, a $0.4 million decrease to contract receivables and retainage, net and contract assets, and a $0.2 million decrease to other noncurrent assets, on our Balance Sheet. Adoption of the new standard did not have a material effect on our results of operations or related disclosures.

Business Combinations – In the first quarter 2023, we adopted ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which changes the way companies measure contract assets and contract liabilities from contracts with customers acquired in a business combination and creates an exception to the general recognition and measurement principle of ASC 805. Adoption of the new standard did not have a material effect on our financial position, results of operations or related disclosures.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$172	$12,189	$1,347	$(8)	$13,700
T&M and cost-reimbursable	20,542	27,473	—	—	48,015
Other	873	—	—	(420)	453
Total	$21,587	$39,662	$1,347	$(428)	$62,168

Long-term	$172	$38,708	$1,347	$(8)	$40,219
Short-term	21,415	954	—	(420)	21,949
Total	$21,587	$39,662	$1,347	$(428)	$62,168

	Three Months Ended March 31, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,609	$5,044	$2,497	$(1)	$9,149
T&M and cost-reimbursable	18,463	573	—	—	19,036
Other	592	—	—	(91)	501
Total	$20,664	$5,617	$2,497	$(92)	$28,686

Long-term	$1,609	$5,044	$2,497	$(1)	$9,149
Short-term	19,055	573	—	(91)	19,537
Total	$20,664	$5,617	$2,497	$(92)	$28,686

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at March 31, 2023 (in thousands):

	March 31, 2023
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$1,207	$10,948	$1,803	$13,958
T&M and cost-reimbursable(1)	—	76,383	—	76,383
Total(2)	$1,207	$87,331	$1,803	$90,341

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division. No duration of the suspension or timing of potential recommencement of the project has been provided. See “Other Operating and Project Matters” below for further discussion of the impacts of the suspension.
(2)
We expect to recognize revenue of $14.4 million for the remainder of 2023 associated with our performance obligations at March 31, 2023 based on our current estimates. Such estimates exclude potential revenue of $75.9 million associated with our performance obligations for our offshore jackets project given the uncertainty with respect to when such amounts will be recognized, if at all. Certain factors and circumstances, including the suspension, could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at March 31, 2023 and December 31, 2022, is as follows (in thousands):

	March 31,	December 31,
	2023	2022
Contract assets(1), (2)	$5,538	$4,839
Contract liabilities(3), (4), (5)	(4,388)	(8,196)
Contracts in progress, net	$1,150	$(3,357)

(1)
The increase in contract assets compared to December 31, 2022, was primarily due to increased unbilled positions on various projects for our Fabrication Division, offset partially by, decreased unbilled positions for our forty-vehicle ferry projects for our Shipyard Division.
(2)
Contract assets at March 31, 2023 and December 31, 2022, excluded $3.6 million and $3.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.
(3)
The decrease in contract liabilities compared to December 31, 2022, was primarily due to a decrease in advance billings on our offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division.
(4)
Revenue recognized during the three months ended March 31, 2023 and 2022, related to amounts included in our contract liabilities balance at December 31, 2022 and 2021 was $6.0 million and $2.1 million, respectively.
(5)
Contract liabilities at March 31, 2023 and December 31, 2022, includes accrued contract losses of $1.0 million and $1.6 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations, and for the three months ended March 31, 2023 and 2022, was not significant. Our allowance for doubtful accounts and credit losses at March 31, 2023 was $0.6 million, and it was not significant at December 31, 2022. We recorded a $0.6 million increase to beginning accumulated deficit as of January 1, 2023, in connection with our adoption of ASU 2016-13. We had no significant write-offs or recoveries of previously recorded bad debts during the three months ended March 31, 2023 or 2022. See “New Accounting Standards” in Note 1 for further discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three months ended March 31, 2023 and 2022, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at March 31, 2023 and December 31, 2022, certain active projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.5 million and $1.4 million, respectively.

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

For the three months ended March 31, 2023 and 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The status of our projects in backlog at March 31, 2023, which have previously experienced changes in estimates, is as follows:

Shipyard Division

•
Seventy-Vehicle Ferry Project – As discussed in our 2022 Financial Statements, the U.S. Coast Guard determined that the wood consoles (contractually specified by the customer) for our seventy-vehicle ferry project must be replaced or modified with metal consoles, resulting in previous forecast cost increases and liquidated damages and an extension of schedule. During the first quarter 2023, we commenced with the necessary modifications to the consoles.

At March 31, 2023, the project was approximately 98% complete and is forecast to be completed in the second quarter 2023. The project was in a loss position at March 31, 2023 and our reserve for estimated losses was $0.1 million. If future subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, we experience challenges during sea trials, commissioning or delivery of the vessel, or we incur additional costs or delays associated with the console modifications, the project would experience further delays and losses.

•
Forty-Vehicle Ferry Projects – During the first quarter 2023, we received conditional customer acceptance of one of our two forty-vehicle ferries that were under construction; however, final acceptance has been delayed as we work with the customer to address an equipment issue associated with vessel design deficiencies (discussed further below).

As discussed in our 2022 Financial Statements, we have experienced rework, construction and commissioning challenges on the two ferries, resulting in previous forecast cost increases and liquidated damages and the need to fabricate a new hull for the vessel that is still under construction. Accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Further, during the fourth quarter 2022 and early 2023, we received correspondence from our customer indicating that the new hull for the remaining ferry under construction is exhibiting deformation issues that are potentially beyond the customer’s desired tolerance levels. Our subsequent evaluation does not support the customer’s conclusions and we are continuing construction of the vessel as designed.

At March 31, 2023, the remaining project under construction was approximately 92% complete and is forecast to be completed in the second quarter 2023. The project was in a loss position at March 31, 2023 and our reserve for estimated losses was $0.8 million. Our forecast costs and scheduled completion date for the remaining vessel are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by any future challenges with the vessel design deficiencies, including the final resolution of the aforementioned design and deformation issues in dispute. If future craft labor productivity or subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional schedule liquidated damages, we experience challenges during sea trials, commissioning or delivery of the remaining vessel, or other challenges associated with the design deficiencies, including unanticipated warranty costs for either vessel, and are unable to recover associated costs from our customer, or the customer rejects delivery and/or final acceptance of either vessel due to the design dispute, the projects would experience further delays and losses. Our forecasts at March 31, 2023 do not reflect potential future benefits, if any, from the favorable resolution of the aforementioned lawsuit and we can provide no assurance that we will be successful recovering previously incurred costs.

Other Operating and Project Matters

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds and heavy rains causing damage to buildings and equipment at our Houma Facilities and resulting in significant debris throughout the facility. Our insurance coverages in effect at the time of the storm generally specify coverage amounts for each of our buildings (including contents) and major equipment.

During the three months ended March 31, 2023, we received insurance payments of $0.7 million from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. In addition, we have received payments from our insurance carriers during other periods subsequent to the storm associated with interruptions to our operations and damage to buildings and equipment. Such payments are nonrefundable, and with respect to our buildings, represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings plus repair costs incurred by us in excess of such estimates for certain buildings. To the extent we incur further repair costs for a building in excess of the amounts received, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of anticipated repair costs, are reflected within investing activities.

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

Based on the above, during the three months ended March 31, 2023 and 2022, we recorded gains of $0.2 million (including $0.2 million related to interruptions to our operations) and charges of $0.3 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains and charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division. In addition, at March 31, 2023, we had total insurance receivables on our Balance Sheet of $1.3 million. We are continuing to assess our restoration plans and repair efforts are ongoing. We expect to incur future repair costs of approximately $0.5 million to $1.5 million associated with previously received insurance payments for certain buildings and equipment. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings and equipment; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSVs”) and associated equipment that are in our possession and subject to our MPSV Litigation, and certain bulkheads where the vessels were moored. We are continuing to assess the extent of the storm damage and are evaluating the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During both the three months ended March 31, 2023 and 2022, we recorded charges of $0.1 million related to the impact of damage previously caused by Hurricane Ida. See Note 4 for further discussion of our MPSV Litigation.

Offshore Jackets Project – As discussed above, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division. At March 31, 2023, we had $15.5 million of accounts receivable on our Balance Sheet related to the project, primarily associated with obligations incurred by us for procurement activities. Subsequent to March 31, 2023, we received payments of $3.1 million related to such accounts receivable and we have received a payment guarantee bond as security for a substantial portion of the remaining accounts receivable amounts. Although such amounts are not in dispute, we have received indications from the customer that we may not receive material additional payments until the third quarter 2023.

3. CREDIT FACILITIES

LC Facility

On May 5, 2023, we amended our letter of credit facility with Whitney Bank (“LC Facility”) to reduce our letters of credit capacity from $20.0 million to $10.0 million, subject to our cash securitization of the letters of credit, and extend the maturity date to June 30, 2024. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At March 31, 2023, we had $1.2 million of outstanding letters of credit under the LC Facility. See Note 4 for further discussion of our letters of credit and associated security obligations.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At March 31, 2023, we had $110.9 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to our MPSV Litigation, $45.6 million relates to our Active Retained Shipyard Contracts, and $15.3 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 4 for further discussion of our surety bonds and related indemnification obligations and our MPSV Litigation.

Insurance Finance Arrangements

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments, with interest at a fixed rate of 6.6% per annum. We consider the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. We have reflected principal payments of $1.0 million for the three months ended March 31, 2023, as a financing activity on our Statement of Cash Flows, and at March 31, 2023, our remaining principal balance was $0.3 million.

Mortgage Agreement and Restrictive Covenant Agreement

In connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with such Surety to secure our obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers all remaining real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default. Further, the Restrictive Covenant Agreement precludes us from paying dividends or repurchasing shares of our common stock. The Mortgage Agreement and Restrictive Covenant Agreement will terminate when the obligations and liabilities of the Surety associated with the outstanding surety bonds are discharged, or any judgment against us or the Surety arising out of litigation related to such contracts is satisfied by us. See Note 1 for further discussion of the Shipyard Transaction.

4. COMMITMENTS AND CONTINGENCIES

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

MPSV Litigation

On March 19, 2018, our subsidiary, Gulf Island Shipyards, LLC (“GIS”), received termination notices from its customer, Hornbeck Offshore Services, LLC (“Hornbeck”), of the contracts for the construction of two MPSVs. GIS disputed the purported terminations and disagreed with Hornbeck’s reasons for such terminations. After receipt of such notices, GIS ceased all work and the partially completed vessels and associated equipment and materials remain in its possession in Houma, Louisiana. GIS continues to hold first priority security interests and possessory liens against the MPSVs securing the obligations GIS believes it is owed by Hornbeck under the construction contracts. In connection with such purported terminations, Hornbeck also made claims against the performance bonds issued by the Surety in connection with the construction of the vessels, for which the face amount of the bonds total $50.0 million (“Performance Bonds”).

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

Following previously disclosed developments in the litigation, on November 16, 2022, Hornbeck filed motions for partial summary judgment against GIS seeking the dismissal of GIS’s claim that Hornbeck wrongfully terminated the vessel construction contracts. On January 31, 2023, the trial court granted Hornbeck’s motions. GIS appealed such decision, and on March 2, 2023, the appellate court reversed the trial court’s decision, thereby reinstating GIS’s wrongful termination claim. As a result of the appellate court’s ruling, the trial, previously scheduled to begin on March 6, 2023, was rescheduled to begin on October 16, 2023.

On April 3, 2023, Hornbeck filed a writ application with the Louisiana Supreme Court relating to such appellate court decision, and on April 19, 2023, GIS filed its opposition to Hornbeck’s writ application, and on May 1, 2023, Hornbeck filed a reply to that opposition. A decision is pending from the Louisiana Supreme Court concerning whether it will exercise its discretion to review the appellate court’s decision.

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

At both March 31, 2023 and December 31, 2022, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing GIS’s net receivable amount (after giving effect to purported liquidated damages of $11.2 million) at the time of Hornbeck’s purported terminations of the construction contracts; however, an unfavorable outcome in the litigation could result in a loss from the write-off of such contract asset, or portions thereof.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We expect liabilities in excess of any deductibles and self-insured retentions to be covered by insurance; however, because we do not have an offset right, we have recorded a liability for estimated amounts in excess of our deductibles, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred associated with damage caused by Hurricanes Ida.

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become the property of Whitney Bank. With respect to surety bonds, including those relating to the construction contracts associated with our MPSV Litigation, payments by a Surety pursuant to a bond in the event of non-performance are subject to reimbursement to such Surety by us under a general indemnity agreement relating to such bond. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. See Note 3 for further discussion of our LC Facility and surety bonds.

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

5. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted loss per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$641	$(5,027)
Weighted average shares(1)	15,994	15,662
Basic and diluted income (loss) per share	$0.04	$(0.32)

(1)
The effect of approximately 365 thousand dilutive non-vested shares is not material to the calculation of diluted income per share for the three months ended March 31, 2023.

6. OPERATING SEGMENTS

We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our three operating divisions and Corporate Division are discussed below:

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures and other specialty services on offshore platforms and inland structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; provides industrial staffing services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities and include the results of the DSS Acquisition. See Note 1 for further discussion of the DSS Acquisition.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, on April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (“Active Retained Shipyard Contracts”) that were under construction as of the transaction date and excluded the contracts and related obligations for the projects that are subject to our MPSV Litigation. The Active Retained Shipyard Contracts are being completed at our Houma Facilities and we intend to wind down our Shipyard Division operations (which exclude the projects subject to our MPSV Litigation) by the second quarter 2023 (subject to the potential schedule impacts further discussed in Note 2). At March 31, 2023 and December 31, 2022, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $3.9 million and $2.7 million, respectively. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of March 31, 2023 and 2022, and for the three months ended March 31, 2023 and 2022, is as follows (in thousands):

	Three Months Ended March 31, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$21,587	$39,662	$1,347	$(428)	$62,168
Gross profit (loss)	2,987	2,462	(415)	—	5,034
Operating income (loss)	2,341	2,244	(2,203)	(2,054)	328
Depreciation and amortization expense	442	822	—	69	1,333
Capital expenditures	264	213	—	10	487
Total assets(1)	29,404	55,801	14,634	49,211	149,050

	Three Months Ended March 31, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$20,664	$5,617	$2,497	$(92)	$28,686
Gross profit (loss)	1,928	(2,021)	(327)	—	(420)
Operating income (loss)	1,187	(2,933)	(1,188)	(2,048)	(4,982)
Depreciation and amortization expense	360	816	—	75	1,251
Capital expenditures	318	122	—	—	440
Total assets(1)	29,939	35,121	16,459	48,686	130,205

(1)
Cash and short-term investments are reported within our Corporate Division.

7. SUBSEQUENT EVENTS

On May 5, 2023, we amended our LC Facility. See Note 3 for further discussion of the amendment.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions (including global shipping and logistics challenges), inflationary pressures, economic slowdowns and recessions, banking industry disruptions, natural disasters, public health crises (such as COVID-19), labor costs and geopolitical conflicts (such as the conflict in Ukraine), and the related volatility in oil and gas prices and other factors impacting the global economy; the cyclical nature of the oil and gas industry; outcome of the MPSV Litigation and our ability to resolve any other material legal proceedings; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets, and the resumption of our suspended offshore jackets project; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and limits on insurance coverage; the operability and adequacy of our major equipment; the final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas, and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 6 for further discussion of our reportable segments.

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation) by the second quarter 2023 (subject to the potential schedule impacts discussed in Note 2). See Note 1 for further discussion of the Shipyard Transaction and Note 4 for discussion of our MPSV Litigation.

On December 1, 2021, we acquired a services and industrial staffing business (“DSS Acquisition,”) which increased our skilled workforce, further diversified our customer base and expanded our service offerings for our Services Division. See Note 1 for further discussion of the DSS Acquisition.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets during the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which positively impacted certain of our end markets. While oil and gas prices have somewhat stabilized, the duration of such stability is uncertain and difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, bank failures, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine).

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 for further discussion of the impacts of the aforementioned on our projects. See also “Risk Factors” in Part I, Item 1A of our 2022 Annual Report.

Other Impacts to Operations

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds and heavy rains causing damage to buildings and equipment at our Houma Facilities and resulting in significant debris throughout the facility. See Note 2 for further discussion of the impacts of Hurricane Ida.

Ferry Projects – We have experienced construction challenges and previous cost increases on our seventy-vehicle ferry project and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

Initiatives to Improve Operating Results and Generate Stable, Profitable Growth

We previously outlined a strategy to address our operational, market and economic challenges and position the Company to generate stable, profitable growth. Underpinning the first phase of our strategic transformation was a focus on the following initiatives:

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

With the significant progress achieved on these objectives, we have shifted our focus to the next phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives:

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

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with certain construction contracts that represented approximately 90% of our backlog with durations that extended through 2024. We are completing construction of the Active Retained Shipyard Contracts within our Houma Facilities and are winding down our Shipyard Division operations, which is currently anticipated to occur by the second quarter 2023 (subject to the potential schedule impacts further discussed in Note 2). The wind down of our Shipyard Division operations does not include our contracts and related obligations for the projects that are subject to our MPSV Litigation. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, including cost reduction initiatives, monetization of under-utilized assets and facilities, and an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of our Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation), our bonding, letters of credit and working capital requirements for our remaining Shipyard Division operations were significantly reduced. See Note 1 for further discussion of the Shipyard Transaction, Note 3 for further discussion of our outstanding bonds and letters of credit and Note 4 for further discussion of our MPSV Litigation.

Efforts to improve our resource utilization and centralize key project resources – We have improved our resource utilization and centralized key project resources through the rationalization and integration of our facilities and operations.

•
Consolidation of our fabrication activities – In the first quarter 2022, we combined all of our fabrication activities within our Fabrication Division to improve utilization and operational efficiency.
•
Sublease and lease termination of previously closed facilities – In the first quarter 2022, we entered into a sublease arrangement for a previously closed leased facility associated with our Shipyard Division operations that will recover our lease costs for the facility for the duration of our lease. In the third quarter 2022, we also terminated a lease for a previously closed facility associated with our Shipyard Division operations that eliminated our future lease obligations for the facility.
•
Completion of Shipyard Transaction and anticipated wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts (which exclude the projects that are subject to our MPSV Litigation), which is currently anticipated to occur by the second quarter 2023 (subject to the potential schedule impacts further discussed in Note 2). The Shipyard Transaction and wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.
•
Sale of assets – In the third quarter 2022, we sold (for $1.9 million, net of transaction and other costs) a purchase option entered into in connection with the DSS Acquisition that provided us with a right to buy a leased fabrication and operating facility for a nominal amount. Further, the fabrication activities previously performed at the facility were moved to our Houma Facilities to improve utilization and operational efficiency. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office and warehouse facility to accommodate our services activities performed at the previous facility. See “Overview” above and Note 1 for further discussion of the DSS Acquisition.
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

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. The DSS Acquisition in the fourth quarter 2021 nearly doubled our skilled workforce and expanded our geographic footprint for skilled labor, which we believe will contribute to the retention and recruitment of personnel. We have successfully maintained our headcount levels for our Services Division and have opportunistically looked to shift our workforce to higher margin opportunities given the industry-wide labor constraints. See “Overview” above and Note 1 for further discussion of the DSS Acquisition.

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. The DSS Acquisition in the fourth quarter 2021 accelerated our progress in this initiative and provides a stronger platform to continue such progress. Further, in the third quarter 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provides a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions. See “Overview” above and Note 1 for further discussion of the DSS Acquisition.

Efforts to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During the third quarter 2022, we were awarded a large contract for the fabrication of jacket foundations for an offshore project (which is currently suspended). See “New Project Awards and Backlog” below and Note 2 for further discussion of the suspension of our offshore jackets project.

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
•
Fabricate offshore wind foundations, secondary steel components and support structures – We continue to believe that current initiatives, and potential future requirements, to provide electricity from renewable and green sources will result in growth of offshore wind projects. Furthermore, we believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our fabrication of wind turbine foundations for the first offshore wind project in the U.S. and the fabrication of a meteorological tower and platform for an offshore wind project. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities in the near-term.
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
•
The outcome of our MPSV Litigation, for which an unfavorable outcome could have a material adverse effect on our financial condition, results of operations and liquidity. See Note 4 for further discussion of our MPSV Litigation;
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

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2022 Annual Report. There have been no changes to our critical accounting policies and estimates since December 31, 2022.

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at March 31, 2023, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Services	$21,472	$19,402
Fabrication	16,706	8,296
Shipyard	(122)	—
Eliminations	(428)	(92)
Total	$37,628	$27,606

Backlog by Division at March 31, 2023 and December 31, 2022, is as follows (in thousands):

	March 31, 2023		December 31, 2022
	Amount	Labor Hours	Amount	Labor Hours
Services	$1,207	18	$1,322	20
Fabrication	87,331	588	110,287	613
Shipyard	1,803	9	3,272	22
Total(1),(2)	$90,341	615	$114,881	655

(1)
We expect to recognize revenue of $14.4 million during the remainder of 2023 associated with our backlog at March 31, 2023 based on our current estimates. Such estimates exclude potential revenue of $75.9 million associated with our backlog for our offshore jackets project given the uncertainty with respect to when such amounts will be recognized, if at all (discussed further below). Certain factors and circumstances, including the suspension, could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.
(2)
At March 31, 2023, our significant projects in backlog included the following:
(i)
Construction of a forty-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the second quarter 2023, subject to the potential schedule impacts discussed in Note 2;
(ii)
Construction of a seventy-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the second quarter 2023, subject to the potential schedule impacts discussed in Note 2; and
(iii)
Fabrication of jacket foundations for an offshore project for our Fabrication Division that is being performed primarily on a T&M and cost-reimbursable basis. In February 2023, we received direction from our customer to suspend all activities on the project. No duration of the suspension or timing of potential recommencement of the project has been provided. The estimated completion of the structures will be impacted by the timing of recommencement of project activities and the start of fabrication, if at all, the ultimate scope of the project, and the duration of the project, which may be impacted by, among other things, the status of engineering and size of the structures, timing and availability of materials, and availability and productivity of labor. See Note 2 for further discussion of the project suspension.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$37,628	$27,606	$10,022

Revenue	$62,168	$28,686	$33,482
Cost of revenue	57,134	29,106	(28,028)
Gross profit (loss)	5,034	(420)	5,454
Gross profit (loss) percentage	8.1%	(1.5)%
General and administrative expense	5,067	4,110	(957)
Other (income) expense, net	(361)	452	813
Operating income (loss)	328	(4,982)	5,310
Interest (expense) income, net	320	(40)	360
Income (loss) before income taxes	648	(5,022)	5,670
Income tax (expense) benefit	(7)	(5)	(2)
Net income (loss)	$641	$(5,027)	$5,668

References below to 2023 and 2022 refer to the three months ended March 31, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $37.6 million and $27.6 million, respectively. New project awards for 2023 and 2022 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2023 and 2022 was $62.2 million and $28.7 million, respectively, representing an increase of 116.7%. The increase was primarily due to:

•
Higher revenue for our Services Division of $0.9 million, primarily attributable to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
•
Higher revenue for our Fabrication Division of $34.0 million, primarily attributable to:
−
Revenue for our offshore jackets project prior to its suspension (primarily related to procurement activities), and
−
Increased small-scale fabrication project activity, offset partially by,
•
Lower revenue for our Shipyard Division of $1.2 million, primarily attributable to our seventy-vehicle and two forty-vehicle ferry projects, which are nearing completion.

Gross profit (loss) – Gross profit for 2023 was $5.0 million (8.1% of revenue) and gross loss for 2022 was $0.4 million (1.5% of revenue), respectively. Gross profit for 2023 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, offset partially by,
•
Low margin associated with procurement activities for our offshore jackets project (prior to its suspension) for our Fabrication Division,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division, and
•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation for our Shipyard Division.

The gross profit for 2023 relative to the gross loss for 2022 was primarily due to:

•
Higher revenue for our Fabrication Division and Services Division,
•
A higher margin mix relative to 2022 for our Services Division, and
•
A decrease in the under-recovery of overhead costs for our Fabrication Division, offset partially by,
•
A lower margin mix relative to 2022 for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $5.1 million and $4.1 million, respectively, representing an increase of 23.3%. The increase was primarily due to higher legal and advisory fees associated with our MPSV Litigation for our Shipyard Division.

General and administrative expense included legal and advisory fees of $1.7 million and $0.7 million for 2023 and 2022, respectively, associated with our MPSV Litigation, which are reflected within our Shipyard Division. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.4 million and expense of $0.5 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 and expense for 2022 was primarily due to gains of $0.2 million and charges of $0.3 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division. See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2023 and 2022 was income of $0.3 million and expense of less than $0.1 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility and on our Insurance Finance Arrangements. The income for 2023 relative to expense for 2022 was primarily due to higher interest earned on our cash and short-term investment balances for the 2023 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax expense was recorded for our income for 2023 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and no federal income tax benefit was recorded for our losses for 2022 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Operating Segments

Services Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$21,472	$19,402	$2,070

Revenue	$21,587	$20,664	$923
Gross profit	2,987	1,928	1,059
Gross profit percentage	13.8%	9.3%
General and administrative expense	710	729	19
Other (income) expense, net	(64)	12	76
Operating income	2,341	1,187	1,154

References below to 2023 and 2022 refer to the three months ended March 31, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $21.5 million and $19.4 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $21.6 million and $20.7 million, respectively, representing an increase of 4.5%. The increase was primarily due to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

Gross profit – Gross profit for 2023 and 2022 was $3.0 million (13.8% of revenue) and $1.9 million (9.3% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix relative to 2022 (including the benefit of our welding enclosures business line).

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.7 million and $0.7 million, respectively, representing a decrease of 2.6%.

Fabrication Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$16,706	$8,296	$8,410

Revenue	$39,662	$5,617	$34,045
Gross profit (loss)	2,462	(2,021)	4,483
Gross profit (loss) percentage	6.2%	(36.0)%
General and administrative expense	520	625	105
Other (income) expense, net	(302)	287	589
Operating income (loss)	2,244	(2,933)	5,177

References below to 2023 and 2022 refer to the three months ended March 31, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $16.7 million and $8.3 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2023 and 2022 was $39.7 million and $5.6 million, respectively, representing an increase of 606.1%. The increase was primarily due to:

•
Revenue for our offshore jackets project prior to its suspension (primarily related to procurement activities), and
•
Higher small-scale fabrication project activity.

Gross profit (loss) – Gross profit for 2023 was $2.5 million (6.2% of revenue) and gross loss for 2022 was $2.0 million (36.0% of revenue). Gross profit for 2023 was primarily impacted by:

•
Low margin associated with procurement activities for our offshore jackets project prior to its suspension, and
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours.

The gross profit for 2023 relative to the gross loss for 2022 was primarily due to:

•
Higher revenue,
•
A decrease in the under-recovery of overhead costs due an increase in work hours associated with our small-scale fabrication work and recoveries associated with our offshore jackets project prior to its suspension, offset partially by higher property and equipment insurance costs, and
•
A lower margin mix relative to 2022 associated with our small-scale fabrication work.

The Fabrication Division utilization for 2023 and 2022 benefited by $0.1 million and $0.2 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and two forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.5 million and $0.6 million, respectively, representing a decrease of 16.8%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.3 million and expense of $0.3 million, respectively. Other income for 2023 and expense for 2022 was primarily due to gains of $0.2 million and charges of $0.3 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Shipyard Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(122)	$—	$(122)

Revenue	$1,347	$2,497	$(1,150)
Gross loss	(415)	(327)	(88)
Gross loss percentage	(30.8)%	(13.1)%
General and administrative expense	1,713	746	(967)
Other (income) expense, net	75	115	40
Operating loss	(2,203)	(1,188)	(1,015)

References below to 2023 and 2022 refer to the three months ended March 31, 2023 and 2022, respectively.

New project awards – New project awards for 2023 were negative $0.1 million and were due to liquidated damages for our seventy-vehicle ferry and forty-vehicle ferry projects.

Revenue – Revenue for 2023 and 2022 was $1.3 million and $2.5 million, respectively, representing a decrease of 46.1%. The decrease was primarily due to:

•
Lower revenue for our forty-vehicle ferry project that was substantially completed in the fourth quarter 2022,
•
Lower revenue for our remaining forty-vehicle ferry project, which is nearing completion, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion.

Gross loss – Gross loss for 2023 and 2022 was $0.4 million (30.8% of revenue) and $0.3 million (13.1% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects are nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to an increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects are nearing completion. See Note 2 for discussion of the status of our ferry projects and Note 4 for further discussion of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.7 million and $0.7 million, respectively, representing an increase of 129.6%. General and administrative expense relates to legal and advisory fees associated with our MPSV Litigation. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was expense of $0.1 million and $0.1 million, respectively.

Corporate Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(428)	$(92)	$(336)

Revenue (eliminations)	$(428)	$(92)	$(336)
Gross profit	—	—	—
General and administrative expense	2,124	2,010	(114)
Other (income) expense, net	(70)	38	108
Operating loss	(2,054)	(2,048)	(6)

References below to 2023 and 2022 refer to the three months ended March 31, 2023 and 2022, respectively.

General and administrative expense – General and administrative expense for 2023 and 2022 was $2.1 million and $2.1 million, respectively, representing an increase of 5.7%.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At March 31, 2023, our cash, cash equivalents, short-term investments and restricted cash totaled $44.7 million as follows (in thousands):

March 31, 2023
Cash and cash equivalents	$28,520
Short-term investments(1)	14,989
Available cash, cash equivalents and short-term investments	43,509
Restricted cash, current	1,197
Total cash, cash equivalents, restricted cash and short-term investments	$44,706

(1)
Includes U.S. Treasuries with original maturities of four months.

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

At March 31, 2023, our working capital was $57.4 million and included $44.7 million of cash, cash equivalents, short-term investments and restricted cash. Excluding cash, cash equivalents, short-term investments and restricted cash, our working capital at March 31, 2023 was $12.7 million, and consisted of: net contract assets and contract liabilities of $1.2 million; contract receivables and retainage of $43.5 million; inventory, prepaid expenses and other current assets of $8.5 million; and accounts payable, accrued expenses and other current liabilities of $40.4 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and restricted cash) at March 31, 2023 and December 31, 2022, and changes in such amounts during the three months ended March 31, 2023, were as follows (in thousands):

	March 31, 2023	December 31, 2022	Change(4)
Contract assets	$5,538	$4,839	$699
Contract liabilities(1)	(4,388)	(8,196)	3,808
Contracts in progress, net(2)	1,150	(3,357)	4,507
Contract receivables and retainage, net(3)	43,545	29,427	14,118
Prepaid expenses, inventory and other current assets	8,460	8,074	386
Accounts payable, accrued expenses and other current liabilities(3)	(40,443)	(22,593)	(17,850)
Total	$12,712	$11,551	$1,161

(1)
Contract liabilities at March 31, 2023 and December 31, 2022, includes accrued contract losses of $1.0 million and $1.6 million, respectively, associated primarily with the Active Retained Shipyard Contracts.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.
(3)
Contract receivables and retainage, net and accounts payable at March 31, 2023, include $15.5 million and $12.1 million, respectively, related to our suspended offshore jackets project for our Fabrication Division. See “New Project Awards and Backlog” above and Note 2 for further discussion of the project suspension.
(4)
Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including bad debt expense, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity (in thousands)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,296	$(11,351)
Net cash used in investing activities	(5,219)	(415)
Net cash used in financing activities	(1,184)	(59)

Operating Activities – Cash provided by operating activities for the three months ended March 31, 2023 was $1.3 million and cash used in operating activities for the three months ended March 31, 2022 was $11.4 million, and was primarily due to the net impacts of the following:

2023 Activity

•
Net loss adjusted for depreciation and amortization of $1.3 million, gain on insurance recoveries of $0.2 million, gain on the sale of fixed assets of $0.1 million, and stock-based compensation expense of $0.5 million;
•
Increase in contract assets of $0.7 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division, offset partially by decreased unbilled positions for our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $3.8 million, primarily due to a decrease in advance billings on our offshore jackets project (which has been suspended) for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $14.5 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on our offshore jackets project (which has been suspended) and various other projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $0.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3;
•
Increase in accounts payable, accrued expenses and other current liabilities of $18.2 million, primarily due to the timing of payments and increased accounts payable positions on our offshore jackets project (which has been suspended) and various other projects for our Fabrication Division. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3; and
•
Change in noncurrent assets and liabilities, net of $0.2 million.

2022 Activity

•
Operating loss adjusted for depreciation and amortization of $1.3 million and stock-based compensation expense of $0.6 million;
•
Decrease in contract assets of $2.1 million related to the timing of billings on projects, primarily due to decreased unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $2.5 million, primarily due to a decrease in accrued contract losses and the unwind of advance payments on our forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $7.7 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Services Division;
•
Increase in prepaid expenses, inventory and other assets of $2.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments and insurance receivables related to Hurricane Ida;
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.1 million, primarily due to the timing of payments and increased accounts payable positions on various projects for our Services Division and Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.1 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2023 and 2022 was $5.2 million and $0.4 million, respectively. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.1 million and capital expenditures of $0.5 million, offset partially by recoveries from insurance claims and proceeds from the sale of fixed assets. Cash used in investing activities for 2022 was primarily due to capital expenditures of $0.4 million.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2023 and 2022 was $1.2 million and $0.1 million, respectively. Cash used in financing activities for 2023 was primarily due to payments on our Insurance Finance Arrangements of $1.0 million. See Note 3 for further discussion of our Insurance Finance Arrangements.

Credit Facilities

See Note 3 for discussion of our LC Facility, Surety Bonds, Insurance Finance Arrangements, Mortgage Agreement and Restrictive Covenant Agreement.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, an improved overall cash flow position on our projects in backlog and the completion of the Shipyard Transaction. The primary uses of our liquidity for the remainder of 2023 and the foreseeable future are to fund:

•
Overhead costs associated with the under-utilization of our facilities and resources for our Fabrication Division until we secure and begin to execute sufficient backlog to fully recover our overhead costs;
•
Capital expenditures, including expenditures to maintain, upgrade and replace aged equipment;
•
Accrued contract losses for the Active Retained Shipyard Contracts;
•
Working capital requirements for our projects, including the unwind of advance payments on projects and the payment of vendor obligations prior to receipt of payment from our customer for our suspended offshore jackets project. See “New Project Awards and Backlog” above and Note 2 for further discussion of the project suspension;
•
Remaining liabilities of the Shipyard Division operations that were excluded from the Shipyard Transaction;
•
Legal and other costs associated with our MPSV Litigation, including losses, if any, resulting from the ultimate resolution of the litigation. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations and liquidity. In the event of an unfavorable outcome, we believe, after consultation with external legal counsel, that our ultimate exposure is unlikely to exceed our indemnification obligations under the Performance Bonds; however, we can provide no assurance that any such exposure will be limited to our indemnification obligations. See Note 4 for further discussion of our MPSV Litigation;
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

We anticipate capital expenditures of $3.5 million to $4.0 million for the remainder of 2023, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at March 31, 2023, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2023 and 2024, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, as well as the outcome of our MPSV Litigation and any related indemnification obligations to the Surety. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the first quarter 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including our MPSV Litigation, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the information included under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report.

Item 5. Other Information.

On May 5, 2023, we amended our LC Facility to reduce our letters of credit capacity from $20.0 million to $10.0 million, subject to our cash securitization of the letters of credit, and extend the maturity date to June 30, 2024. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 3 of our Financial Statements in Part I, Item 1 for further discussion of our amendment. A copy of the amendment is filed with this Report as Exhibit 10.1.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
10.1	Ninth Amendment to the credit agreement dated May 5, 2023. *
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: May 9, 2023