Form 10-Q
period 2023-06-30
GULF ISLAND FABRICATION INC
filed 2023-08-09
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2023

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 31, 2023, was 16,287,469.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended June 30, 2023 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2022 Annual Report	Our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on March 28, 2023.

2022 Financial Statements	Our Financial Statements for the year ended December 31, 2022 and related notes, included in our 2022 Annual Report.

Active Retained Shipyard Contracts

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that were under construction as of the date of the Shipyard Transaction, which were excluded from the Shipyard Transaction. The Active Retained Shipyard Contracts do not include the contracts and related obligations for the projects that are subject to our MPSV Litigation (which were retained but are not active contracts).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,858	$33,221
Restricted cash, current	1,197	1,603
Short-term investments	15,165	9,905
Contract receivables and retainage, net	36,315	29,427
Contract assets	6,662	4,839
Prepaid expenses and other assets	5,015	6,475
Inventory	2,636	1,599
Total current assets	90,848	87,069
Property, plant and equipment, net	29,477	31,154
Goodwill	2,217	2,217
Other intangibles, net	771	842
Other noncurrent assets	13,180	13,584
Total assets	$136,493	$134,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,850	$8,310
Contract liabilities	3,065	8,196
Accrued expenses and other liabilities	11,334	14,283
Total current liabilities	31,249	30,789
Other noncurrent liabilities	1,038	1,453
Total liabilities	32,287	32,242
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,287 shares issued and outstanding at June 30, 2023 and 15,973 at December 31, 2022	11,638	11,591
Additional paid-in capital	107,796	107,372
Accumulated deficit	(15,228)	(16,339)
Total shareholders’ equity	104,206	102,624
Total liabilities and shareholders’ equity	$136,493	$134,866

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$39,326	$35,902	$101,494	$64,588
Cost of revenue	34,845	34,230	91,979	63,336
Gross profit	4,481	1,672	9,515	1,252
General and administrative expense	3,736	4,345	8,803	8,455
Other (income) expense, net	(4)	(3,206)	(365)	(2,754)
Operating income (loss)	749	533	1,077	(4,449)
Interest (expense) income, net	340	(18)	660	(58)
Income (loss) before income taxes	1,089	515	1,737	(4,507)
Income tax (expense) benefit	13	13	6	8
Net income (loss)	$1,102	$528	$1,743	$(4,499)

Per share data:
Basic and diluted income (loss) per share	$0.07	$0.03	$0.11	$(0.29)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	11,435	105,972	(18,014)	99,393
Net income	—	—	—	528	528
Vesting of restricted stock	148	(6)	(56)	—	(62)
Stock-based compensation expense	—	49	440	—	489
Balance at June 30, 2022	15,923	11,478	106,356	(17,486)	100,348

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	11,624	107,667	(16,330)	102,961
Net income	—	—	—	1,102	1,102
Vesting of restricted stock	232	(30)	(271)	—	(301)
Stock-based compensation expense	—	44	400	—	444
Balance at June 30, 2023	16,287	$11,638	$107,796	$(15,228)	$104,206

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,743	$(4,499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,725	2,524
Allowance for doubtful accounts and credit losses	(200)	—
Gain on sale or disposal of fixed assets, net	(33)	(42)
Gain on insurance recoveries	(245)	—
Stock-based compensation expense	953	1,060
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(7,110)	(10,830)
Contract assets	(1,823)	(426)
Prepaid expenses, inventory and other current assets	955	(430)
Accounts payable	8,742	2,525
Contract liabilities	(5,131)	(3,339)
Accrued expenses and other current liabilities	(2,393)	(72)
Noncurrent assets and liabilities, net	(376)	(346)
Net cash used in operating activities	(2,193)	(13,875)
Cash flows from investing activities:
Capital expenditures	(1,056)	(474)
Proceeds from Shipyard Transaction	—	886
Proceeds from sale of property and equipment	106	63
Recoveries from insurance claims	245	—
Purchases of short-term investments	(15,260)	—
Maturities of short-term investments	10,000	—
Net cash provided by (used in) investing activities	(5,965)	475
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	(1,129)	(248)
Tax payments for vested stock withholdings	(482)	(121)
Net cash used in financing activities	(1,611)	(369)
Net decrease in cash, cash equivalents and restricted cash	(9,769)	(13,769)
Cash, cash equivalents and restricted cash, beginning of period	34,824	54,589
Cash, cash equivalents and restricted cash, end of period	$25,055	$40,820

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which exclude the contracts that are subject to our MPSV Litigation) by the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). See Note 4 for further discussion of our MPSV Litigation.

On December 1, 2021, we acquired a services and industrial staffing business (“DSS Acquisition”), which increased our skilled workforce, further diversified our customer base and expanded our service offerings for our Services Division.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2022, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2022 Financial Statements.

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
•
costs and insurance recoveries associated with damage to our Houma Facilities resulting from Hurricane Ida discussed further in Note 2;
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

Restricted Cash – At June 30, 2023 and December 31, 2022, we had $1.2 million and $1.6 million of restricted cash, respectively as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our cash security requirements under our LC Facility.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At June 30, 2023 and December 31, 2022, our short-term investments included U.S. Treasuries with original maturities of four and six months, respectively. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Allowance for Doubtful Accounts and Credit Losses

As further discussed under “New Accounting Standards” below, we adopted the new accounting standard for measuring credit losses effective January 1, 2023. In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We provide an allowance for credit losses and routinely review individual contract receivable balances and other financial assets for collectability and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, company-specific credit ratings, historical company-specific uncollectable amounts and economic conditions in general. See Note 2 for further discussion of our allowance for doubtful accounts and credit losses.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. Depending on the terms of the award, we use the straight-line or graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Consolidated Statements of Operations (“Statement of Operations”). Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Consolidated Statements of Cash Flows (“Statement of Cash Flows”).

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the six months ended June 30, 2023. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the six months ended June 30, 2023.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2023 and 2022.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2023 and December 31, 2022, we had no deferred pre-contract costs.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three and six months ended June 30, 2023, and three months ended June 30, 2022, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and for the six months ended June 30, 2022, as no federal income tax benefit was recorded for our loss as a full valuation allowance was recorded against our net deferred tax assets generated during the period. Income taxes recorded for the three and six months ended June 30, 2023 and 2022 relate to state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$627	$13,399	$382	$(2)	$14,406
T&M and cost-reimbursable	22,828	1,342	—	—	24,170
Other	1,015	—	—	(265)	750
Total	$24,470	$14,741	$382	$(267)	$39,326

Long-term	$627	$13,508	$382	$(2)	$14,515
Short-term	23,843	1,233	—	(265)	24,811
Total	$24,470	$14,741	$382	$(267)	$39,326

	Three Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$962	$9,197	$2,968	$(5)	$13,122
T&M and cost-reimbursable	20,503	642	—	—	21,145
Other	715	1,000	—	(80)	1,635
Total	$22,180	$10,839	$2,968	$(85)	$35,902

Long-term	$962	$10,197	$2,968	$(5)	$14,122
Short-term	21,218	642	—	(80)	21,780
Total	$22,180	$10,839	$2,968	$(85)	$35,902

	Six Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$799	$25,588	$1,729	$(10)	$28,106
T&M and cost-reimbursable	43,370	28,815	—	—	72,185
Other	1,888	—	—	(685)	1,203
Total	$46,057	$54,403	$1,729	$(695)	$101,494

Long-term	$799	$52,216	$1,729	$(10)	$54,734
Short-term	45,258	2,187	—	(685)	46,760
Total	$46,057	$54,403	$1,729	$(695)	$101,494

	Six Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$2,571	$14,241	$5,465	$(6)	$22,271
T&M and cost-reimbursable	38,966	1,215	—	—	40,181
Other	1,307	1,000	—	(171)	2,136
Total	$42,844	$16,456	$5,465	$(177)	$64,588

Long-term	$2,571	$15,241	$5,465	$(6)	$23,271
Short-term	40,273	1,215	—	(171)	41,317
Total	$42,844	$16,456	$5,465	$(177)	$64,588

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at June 30, 2023 (in thousands):

	June 30, 2023
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$1,067	$7,167	$1,194	$9,428
T&M and cost-reimbursable(1)	—	2,730	—	2,730
Total(2)	$1,067	$9,897	$1,194	$12,158

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. Accordingly, our performance obligations were reduced by $76.1 million to reflect the estimated revenue amount that will not be recognized due to the cancellation. See “Other Operating and Project Matters” below for further discussion of the project cancellation.
(2)
Based on our current estimates we expect to recognize revenue of approximately $11.8 million and $0.4 million for the remainder of 2023 and 2024, respectively, associated with our performance obligations at June 30, 2023. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at June 30, 2023 and December 31, 2022, is as follows (in thousands):

	June 30,	December 31,
	2023	2022
Contract assets(1), (2)	$6,662	$4,839
Contract liabilities(3), (4), (5)	(3,065)	(8,196)
Contracts in progress, net	$3,597	$(3,357)

(1)
The increase in contract assets compared to December 31, 2022, was primarily due to increased unbilled positions on various projects for our Fabrication Division, offset partially by decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division.
(2)
Contract assets at June 30, 2023 and December 31, 2022, excluded $3.0 million and $3.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.
(3)
The decrease in contract liabilities compared to December 31, 2022, was primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division. See “Future Performance Obligations” above for further discussion of the project cancellation.
(4)
Revenue recognized during the three months ended June 30, 2023 and 2022, related to amounts included in our contract liabilities balance at March 31, 2023 and 2022 was $2.3 million and $0.7 million, respectively. Revenue recognized during the six months ended June 30, 2023 and 2022, related to amounts included in our contract liabilities balance at December 31, 2022 and 2021, was $6.1 million and $2.5 million, respectively.
(5)
Contract liabilities at June 30, 2023 and December 31, 2022, includes accrued contract losses of $0.6 million and $1.6 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. For the three and six months ended June 30, 2023, we recognized income of $0.2 million associated with revisions to our allowance for doubtful accounts and credit losses, and for the three and six months ended June 30, 2022, changes were not significant. Our allowance for doubtful accounts and credit losses at June 30, 2023 was $0.4 million, and it was not significant at December 31, 2022. We recorded a $0.6 million increase to beginning accumulated deficit as of January 1, 2023, in connection with our adoption of ASU 2016-13. We had no significant write-offs or recoveries of previously recorded bad debts during the three or six months ended June 30, 2023 or 2022. See “New Accounting Standards” in Note 1 for further discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three and six months ended June 30, 2023 and 2022, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at June 30, 2023 and December 31, 2022, certain active projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.7 million and $1.4 million, respectively.

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

For the three and six months ended June 30, 2023, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $0.8 million. For the three and six months ended June 30, 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The changes in estimates for the 2023 periods were associated with the following:

Shipyard Division

•
Seventy-Vehicle Ferry Project – For each of the three and six months ended June 30, 2023, our operating results were negatively impacted by $0.6 million for our seventy-vehicle ferry project, resulting primarily from increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to subcontractor delays.

We completed construction of the ferry in the second quarter 2023; however, in connection with the delivery and commissioning of the vessel, corrosion of the propeller blades was identified and replacement of the propeller blades may ultimately be required. Based on our preliminary estimates, we believe the incremental forecast costs associated with replacement of the propeller blades could range from $1.5 million to $2.0 million, with the schedule for replacement and total cost being highly dependent on the timing of receipt of the propeller blades. Additional schedule related costs could be incurred if the customer refuses to take possession of the vessel until after the propeller blade replacement. We believe the customer is responsible for the cost of the propeller blade replacement given that the customer specified the materials and the equipment manufacturers required to be used for the propulsion system and the cathodic protection to be used to mitigate corrosion. Accordingly, our forecasts at June 30, 2023 do not reflect the estimated costs to replace the propeller blades or any potential schedule related costs. The customer has not accepted responsibility for the replacement of the propeller blades and we are having ongoing correspondence with the customer regarding a path forward for the vessel.

At June 30, 2023, the vessel was substantially complete, exclusive of the potential replacement of the propeller blades. The project was in a loss position at June 30, 2023 and our reserve for estimated losses was $0.1 million. If future subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional liquidated damages, or we experience challenges during sea trials or commissioning of the vessel, or we are unable to recover the costs of the propeller blades replacement or schedule related impacts from our customer, the project would experience further delays and losses.

•
Forty-Vehicle Ferry Projects – During the first quarter 2023, we received conditional customer acceptance of one of our two forty-vehicle ferries that were under construction, and during the second quarter 2023, we received final customer acceptance of the vessel.

For each of the three and six months ended June 30, 2023, our operating results were negatively impacted by $0.2 million for our remaining forty-vehicle ferry project, resulting primarily from increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to delays in the receipt of certain equipment and subcontractor delays.

As discussed in our 2022 Financial Statements, we have experienced rework, construction and commissioning challenges on the two ferries, resulting in forecast cost increases and liquidated damages and the need to fabricate a new hull for the vessel that is still under construction. Accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Further, during the fourth quarter 2022 and early 2023, we received correspondence from our customer indicating that the new hull for the remaining ferry under construction is exhibiting deformation issues that are potentially beyond the customer’s desired tolerance levels. Our subsequent evaluation does not support the customer’s conclusions and we are continuing construction of the vessel as designed.

At June 30, 2023, the remaining vessel under construction was approximately 95% complete and is forecast to be completed in the third quarter 2023 (previously the second quarter 2023, but was delayed due to the aforementioned impacts). The project was in a loss position at June 30, 2023 and our reserve for estimated losses was $0.5 million. Our forecast costs and scheduled completion date for the remaining vessel are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by any future challenges with the vessel design deficiencies, including the final resolution of the aforementioned design and deformation issues in dispute. If future craft labor productivity or subcontractor availability or costs differ from our current estimates or we are unable to achieve our progress estimates, our schedule is further extended or we incur additional liquidated damages, we experience challenges during sea trials, commissioning or delivery of the remaining vessel, or other challenges associated with the design deficiencies, including unanticipated warranty costs for either vessel, and are unable to recover associated costs from our customer, or the customer rejects delivery and/or final acceptance of the remaining vessel due to the design dispute, the project would experience further delays and losses. Our forecasts at June 30, 2023 do not reflect potential future benefits, if any, from the favorable resolution of the aforementioned lawsuit and we can provide no assurance that we will be successful recovering previously incurred costs.

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

During the six months ended June 30, 2023 and 2022, we received insurance payments of $0.7 million and $7.0 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. In addition, we have received payments from our insurance carriers during other periods subsequent to the storm associated with interruptions to our operations and damage to buildings and equipment. Such payments are nonrefundable, and with respect to our buildings, represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings plus repair costs incurred by us in excess of such estimates for certain buildings. To the extent we incur further repair costs for a building in excess of the amounts received, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of anticipated repair costs, are reflected within investing activities.

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

Based on the above, during the six months ended June 30, 2023, and three and six months ended June 30, 2022, we recorded gains of $0.2 million (related to interruptions to our operations), $3.4 million and $3.1 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division. In addition, at June 30, 2023, we had total insurance receivables on our Balance Sheet of $1.3 million. We are continuing to assess our restoration plans and repair efforts are ongoing. We expect to incur future repair costs of approximately $0.5 million to $1.0 million associated with previously received insurance payments for certain buildings and equipment. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings and equipment; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSVs”) and associated equipment that are in our possession and subject to our MPSV Litigation, and certain bulkheads where the vessels were moored. We are continuing to assess the extent of the storm damage and are evaluating the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During each of the three and six months ended June 30, 2023, we recorded charges of $0.3 million, and during each of the three and six months ended June 30, 2022, we recorded charges of $0.2 million, associated with damage previously caused by Hurricane Ida. See Note 4 for further discussion of our MPSV Litigation.

Offshore Jackets Project – As discussed above, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. At June 30, 2023, we had $11.3 million of accounts receivable on our Balance Sheet related to the project, primarily associated with obligations incurred by us for procurement activities. Subsequent to June 30, 2023, we received payments of $1.0 million related to such accounts receivable and we have received a payment guarantee bond as security for the remaining accounts receivable amounts. Although such amounts are not in dispute, we have received indications from the customer that we may not receive material additional payments until the end of the third quarter 2023.

3. CREDIT FACILITIES AND DEBT

LC Facility

On May 5, 2023, we amended our letter of credit facility with Whitney Bank (“LC Facility”) to reduce our letters of credit capacity from $20.0 million to $10.0 million, subject to our cash securitization of the letters of credit, and extend the maturity date to June 30, 2024. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At June 30, 2023, we had $1.2 million of outstanding letters of credit under the LC Facility. See Note 4 for further discussion of our letters of credit and associated security obligations.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At June 30, 2023, we had $110.9 million of outstanding surety bonds, of which $50.0 million relates to our MPSV projects that are subject to our MPSV Litigation, $45.6 million relates to our Active Retained Shipyard Contracts, and $15.3 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 4 for further discussion of our surety bonds and related indemnification obligations and our MPSV Litigation.

Insurance Finance Arrangement

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We consider the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. For the six months ended June 30, 2023 and 2022, we have reflected principal payments of $1.1 million and $0.2 million, respectively, as a financing activity on our Statement of Cash Flows, and at June 30, 2023, our remaining principal balance was $0.1 million.

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

Following previously disclosed developments in the litigation, on November 16, 2022, Hornbeck filed motions for partial summary judgment against GIS seeking the dismissal of GIS’s claim that Hornbeck wrongfully terminated the vessel construction contracts. On January 31, 2023, the trial court granted Hornbeck’s motions. GIS appealed such decision, and on March 2, 2023, the appellate court reversed the trial court’s decision, thereby reinstating GIS’s wrongful termination claim. As a result of the appellate court’s ruling, the trial, previously scheduled to begin on March 6, 2023, was rescheduled to begin on October 16, 2023. On April 3, 2023, Hornbeck filed a writ application with the Louisiana Supreme Court relating to such appellate court decision, and on May 23, 2023, the writ application was denied by the Louisiana Supreme Court.

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

At both June 30, 2023 and December 31, 2022, other noncurrent assets on our Balance Sheet included a net contract asset of $12.5 million, representing GIS’s net receivable amount (after giving effect to purported liquidated damages of $11.2 million) at the time of Hornbeck’s purported terminations of the construction contracts; however, an unfavorable outcome in the litigation could result in a loss from the write-off of such contract asset, or portions thereof.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. In connection with our insurance coverage renewal for our property and equipment in the second quarter 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment.

To the extent we have insurance coverage, we do not have an offset right for liabilities in excess of any deductibles and self-insured retentions. Accordingly, we have recorded a liability for estimated amounts in excess of our deductibles and retentions, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. Further, to the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred associated with damage caused by Hurricanes Ida.

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

5. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,102	$528	$1,743	$(4,499)
Weighted average shares(1)	16,201	15,836	16,098	15,750
Basic and diluted income (loss) per common share	$0.07	$0.03	$0.11	$(0.29)

(1)
The effect of approximately 148 thousand, 82 thousand and 256 thousand dilutive non-vested shares is not material to the calculation of diluted income per share for the three months ended June 30, 2023 and 2022, or the six months ended June 30, 2023, respectively.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, on April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (“Active Retained Shipyard Contracts”) that were under construction as of the transaction date and excluded the contracts and related obligations for the projects that are subject to our MPSV Litigation. The Active Retained Shipyard Contracts have been or will be completed at our Houma Facilities and we intend to wind down our Shipyard Division operations (which exclude the projects subject to our MPSV Litigation) by the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). At June 30, 2023 and December 31, 2022, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $3.4 million and $2.7 million, respectively. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of June 30, 2023 and 2022, and for the three and six months ended June 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$24,470	$14,741	$382	$(267)	$39,326
Gross profit (loss)	4,101	1,564	(1,184)	—	4,481
Operating income (loss)	3,269	1,295	(1,948)	(1,867)	749
Depreciation and amortization expense	496	825	—	71	1,392
Capital expenditures	244	325	—	—	569
Total assets(1)	31,030	47,320	14,020	44,123	136,493

	Three Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,180	$10,839	$2,968	$(85)	$35,902
Gross profit (loss)	3,204	(1,369)	(163)	—	1,672
Operating income (loss)	2,335	1,600	(1,384)	(2,018)	533
Depreciation and amortization expense	386	813	—	74	1,273
Capital expenditures	—	34	—	—	34
Total assets(1)	33,670	33,392	17,137	48,801	133,000

	Six Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$46,057	$54,403	$1,729	$(695)	$101,494
Gross profit (loss)	7,088	4,026	(1,599)	—	9,515
Operating income (loss)	5,610	3,539	(4,151)	(3,921)	1,077
Depreciation and amortization expense	938	1,647	—	140	2,725
Capital expenditures	508	538	—	10	1,056
Total assets(1)	31,030	47,320	14,020	44,123	136,493

	Six Months Ended June 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$42,844	$16,456	$5,465	$(177)	$64,588
Gross profit (loss)	5,132	(3,390)	(490)	—	1,252
Operating income (loss)	3,522	(1,333)	(2,572)	(4,066)	(4,449)
Depreciation and amortization expense	746	1,629	—	149	2,524
Capital expenditures	318	156	—	—	474
Total assets(1)	33,670	33,392	17,137	48,801	133,000

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions (including global shipping and logistics challenges), inflationary pressures, economic slowdowns and recessions, banking industry disruptions, natural disasters, public health crises (such as COVID-19), labor costs and geopolitical conflicts (such as the conflict in Ukraine), and the related volatility in oil and gas prices and other factors impacting the global economy; cyclical nature of the oil and gas industry; outcome of the MPSV Litigation and our ability to resolve any other material legal proceedings; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and limits on insurance coverage; operability and adequacy of our major equipment; final assessment of damage at our Houma Facilities and the related recovery of any insurance proceeds; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report as updated in Item 1A “Risk Factors” in this Report and as may be further updated by subsequent filings with the SEC.

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations (which exclude the projects that are subject to our MPSV Litigation) by the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). See Note 1 for further discussion of the Shipyard Transaction and Note 4 for discussion of our MPSV Litigation.

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

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 for further discussion of the impacts of the aforementioned on our projects. See also “Risk Factors” in Part I, Item 1A of our 2022 Annual Report as updated in this Report.

Other Impacts to Operations

Hurricane Ida – On August 29, 2021, Hurricane Ida made landfall near Houma, Louisiana as a high-end Category 4 hurricane, with high winds and heavy rains causing damage to buildings and equipment at our Houma Facilities and resulting in significant debris throughout the facility. See Note 2 for further discussion of the impacts of Hurricane Ida.

Ferry Projects – We have experienced construction challenges and cost increases on our seventy-vehicle ferry and forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

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

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with certain construction contracts that represented approximately 90% of our backlog with durations that extended through 2024. The Active Retained Shipyard Contracts have been or will be completed at our Houma Facilities and we are winding down our Shipyard Division operations, which is currently anticipated to occur by the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). The wind down of our Shipyard Division operations does not include our contracts and related obligations for the projects that are subject to our MPSV Litigation. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.

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
•
Completion of Shipyard Transaction and anticipated wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts (which exclude the projects that are subject to our MPSV Litigation), which is currently anticipated to occur by the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). The Shipyard Transaction and wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of our MPSV Litigation.
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

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. The DSS Acquisition in the fourth quarter 2021 accelerated our progress in this initiative and provides a stronger platform to continue such progress. Further, in the third quarter 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provide a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions. See “Overview” above and Note 1 for further discussion of the DSS Acquisition.

Efforts to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During the third quarter 2022, we were awarded a large contract for the fabrication of jacket foundations for an offshore project; however, the project was suspended in February 2023 and cancelled in July 2023. See “New Project Awards and Backlog” below and Note 2 for further discussion of the project cancellation.

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
•
The timing of recognition of our backlog as revenue;
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

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution and our cancelled offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs and availability of craft labor due to industry labor constraints. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, “Results of Operations” below and Note 2 for further discussion of our project impacts, and “New Project Awards and Backlog” below and Note 2 for further discussion of the project cancellation.

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

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at June 30, 2023, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by Division for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Services	$24,330	$23,060	$45,802	$42,462
Fabrication	13,438	11,726	30,144	20,022
Shipyard	(227)	833	(349)	833
Eliminations	(267)	(85)	(695)	(177)
Total	$37,274	$35,534	$74,902	$63,140

Backlog by Division at June 30, 2023 and December 31, 2022, is as follows (in thousands):

	June 30, 2023		December 31, 2022
	Amount	Labor Hours	Amount	Labor Hours
Services	$1,067	13	$1,322	20
Fabrication(1)	9,897	91	110,287	613
Shipyard(2)	1,194	4	3,272	22
Total(3)	$12,158	108	$114,881	655

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. Accordingly, our backlog was reduced by $76.1 million to reflect the estimated revenue amount that will not be recognized due to the cancellation. See Note 2 for further discussion of the project cancellation.
(2)
At June 30, 2023, backlog for our Shipyard Division included the following significant projects:
(i)
Construction of a forty-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. We estimate completion of the vessel in the third quarter 2023 (previously the second quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2);
(ii)
Construction of a seventy-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. At June 30, 2023, the vessel was substantially complete (exclusive of the potential impacts discussed in Note 2).
(3)
Based on our current estimates we expect to recognize revenue of approximately $11.8 million and $0.4 million for the remainder of 2023 and 2024, respectively, associated with our backlog at June 30, 2023. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$37,274	$35,534	$1,740

Revenue	$39,326	$35,902	$3,424
Cost of revenue	34,845	34,230	(615)
Gross profit	4,481	1,672	2,809
Gross profit percentage	11.4%	4.7%
General and administrative expense	3,736	4,345	609
Other (income) expense, net	(4)	(3,206)	(3,202)
Operating income	749	533	216
Interest (expense) income, net	340	(18)	358
Income before income taxes	1,089	515	574
Income tax (expense) benefit	13	13	—
Net income	$1,102	$528	$574

References below to 2023 and 2022 refer to the three months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $37.3 million and $35.5 million, respectively. New project awards for both periods were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2023 and 2022 was $39.3 million and $35.9 million, respectively, representing an increase of 9.5%. The increase was primarily due to:

•
Higher revenue for our Services Division of $2.3 million, primarily attributable to:
−
Incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
−
Higher activity for our core services business, and
•
Higher revenue for our Fabrication Division of $3.9 million, primarily attributable to increased small-scale fabrication activity, offset partially by,
•
Lower revenue for our Shipyard Division of $2.6 million, primarily attributable to our seventy-vehicle ferry and forty-vehicle ferry projects, which are completed or nearing completion.

Gross profit – Gross profit for 2023 and 2022 was $4.5 million (11.4% of revenue) and $1.7 million (4.7% of revenue), respectively. Gross profit for 2023 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, offset partially by,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division,
•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project for our Shipyard Division, and
•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation for our Shipyard Division.

The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue for our Fabrication Division and Services Division,
•
A higher margin mix for our Fabrication Division and Services Division, and
•
A decrease in the under-recovery of overhead costs for our Fabrication Division, offset partially by,
•
The aforementioned project charges of $0.8 million for 2023 for our Shipyard Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $3.7 million and $4.3 million, respectively, representing a decrease of 14.0%. The decrease was primarily due to lower legal and advisory fees associated with our MPSV Litigation for our Shipyard Division. General and administrative expense included legal and advisory fees of $0.5 million and $1.0 million for 2023 and 2022, respectively, associated with our MPSV Litigation, which are reflected within our Shipyard Division. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of less than $0.1 million and income of $3.2 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2023 was primarily due to:

•
Miscellaneous income items for our Fabrication Division, offset partially by,
•
Charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division.

Other income for 2022 was primarily due to:

•
Gains of $3.4 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division.

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

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax expense was recorded for our income for 2023 or 2022 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$24,330	$23,060	$1,270

Revenue	$24,470	$22,180	$2,290
Gross profit	4,101	3,204	897
Gross profit percentage	16.8%	14.4%
General and administrative expense	792	760	(32)
Other (income) expense, net	40	109	69
Operating income	3,269	2,335	934

References below to 2023 and 2022 refer to the three months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $24.3 million and $23.1 million, respectively, and were primarily related to offshore services work, with the increase primarily due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $24.5 million and $22.2 million, respectively, representing an increase of 10.3%. The increase was primarily due to:

•
Incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
•
Higher activity for our core services business.

Gross profit – Gross profit for 2023 and 2022 was $4.1 million (16.8% of revenue) and $3.2 million (14.4% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix (including the benefit of our welding enclosures business line).

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.8 million and $0.8 million, respectively, representing an increase of 4.2%.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.1 million.

Fabrication Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$13,438	$11,726	$1,712

Revenue	$14,741	$10,839	$3,902
Gross profit (loss)	1,564	(1,369)	2,933
Gross profit (loss) percentage	10.6%	(12.6)%
General and administrative expense	470	567	97
Other (income) expense, net	(201)	(3,536)	(3,335)
Operating income	1,295	1,600	(305)

References below to 2023 and 2022 refer to the three months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $13.4 million and $11.7 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2023 and 2022 was $14.7 million and $10.8 million, respectively, representing an increase of 36.0%. The increase was primarily due to higher small-scale fabrication activity.

Gross profit (loss) – Gross profit for 2023 was $1.6 million (10.6% of revenue) and gross loss for 2022 was $1.4 million (12.6% of revenue). Gross profit for 2023 was primarily impacted by the partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours. The gross profit for 2023 relative to the gross loss for 2022 was primarily due to:

•
Higher revenue,
•
A decrease in the under-recovery of overhead costs due an increase in work hours associated with our small-scale fabrication work and recoveries associated with our offshore jackets project prior to its cancellation, and
•
A higher margin mix associated with our small-scale fabrication work.

The Fabrication Division utilization for 2022 benefited by $0.2 million from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.5 million and $0.6 million, respectively, representing a decrease of 17.1%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.2 million and $3.5 million, respectively. Other income for 2023 was primarily due to miscellaneous income items. Other income for 2022 was primarily due to gains of $3.4 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Shipyard Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(227)	$833	$(1,060)

Revenue	$382	$2,968	$(2,586)
Gross loss	(1,184)	(163)	(1,021)
Gross loss percentage	(309.9)%	(5.5)%
General and administrative expense	537	1,000	463
Other (income) expense, net	227	221	(6)
Operating loss	(1,948)	(1,384)	(564)

References below to 2023 and 2022 refer to the three months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were negative $0.2 million and $0.8 million, respectively. The negative new project awards for 2023 were due to liquidated damages for our seventy-vehicle ferry and forty-vehicle ferry projects.

Revenue – Revenue for 2023 and 2022 was $0.4 million and $3.0 million, respectively, representing a decrease of 87.1%. The decrease was primarily due to:

•
Lower revenue for our forty-vehicle ferry project, which was substantially completed in the fourth quarter 2022 and accepted by the customer in the second quarter 2023,
•
Lower revenue for our remaining forty-vehicle ferry project, which is nearing completion, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion.

Gross loss – Gross loss for 2023 and 2022 was $1.2 million (309.9% of revenue) and $0.2 million (5.5% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project,
•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects are nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to:

•
The aforementioned project charges of $0.8 million for 2023, and
•
An increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects are nearing completion.

See Note 2 for further discussion of our project impacts and Note 4 for further discussion of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.5 million and $1.0 million, respectively, representing a decrease of 46.3%. General and administrative expense relates to legal and advisory fees associated with our MPSV Litigation. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was expense of $0.2 million and $0.2 million, respectively, and was primarily due to charges of $0.3 million and $0.2 million, respectively, associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation.

Corporate Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(267)	$(85)	$(182)

Revenue (eliminations)	$(267)	$(85)	$(182)
Gross profit	—	—	—
General and administrative expense	1,937	2,018	81
Other (income) expense, net	(70)	—	70
Operating loss	(1,867)	(2,018)	151

References below to 2023 and 2022 refer to the three months ended June 30, 2023 and 2022, respectively.

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.9 million and $2.0 million, respectively, representing a decrease of 4.0%.

Other (income) expense, net – Other (income) expense, net for 2023 was income of $0.1 million.

Comparison of the Six Months Ended June 30, 2023 and 2022 (in thousands in each table, except for percentages):

Consolidated

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$74,902	$63,140	$11,762

Revenue	$101,494	$64,588	$36,906
Cost of revenue	91,979	63,336	(28,643)
Gross profit	9,515	1,252	8,263
Gross profit percentage	9.4%	1.9%
General and administrative expense	8,803	8,455	(348)
Other (income) expense, net	(365)	(2,754)	(2,389)
Operating income (loss)	1,077	(4,449)	5,526
Interest (expense) income, net	660	(58)	718
Income (loss) before income taxes	1,737	(4,507)	6,244
Income tax (expense) benefit	6	8	(2)
Net income (loss)	$1,743	$(4,499)	$6,242

References below to 2023 and 2022 refer to the six months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $74.9 million and $63.1 million respectively. New project awards for both periods were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2023 and 2022 was $101.5 million and $64.6 million, respectively, representing an increase of 57.1%. The increase was primarily due to:

•
Higher revenue for our Services Division of $3.2 million, primarily attributable to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
•
Higher revenue for our Fabrication Division of $37.9 million, primarily attributable to:
−
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
−
Increased small-scale fabrication activity, offset partially by,
•
Lower revenue for our Shipyard Division of $3.7 million, primarily attributable to our seventy-vehicle ferry and forty-vehicle ferry projects, which are completed or nearing completion.

Gross profit – Gross profit for 2023 and 2022 was $9.5 million (9.4% of revenue) and $1.3 million (1.9% of revenue), respectively. Gross profit for 2023 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, offset partially by,
•
The low margin associated with procurement activities for our cancelled offshore jackets project prior to its suspension for our Fabrication Division,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division,
•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project for our Shipyard Division, and
•
Holding costs of $0.5 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation for our Shipyard Division.

The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue for our Fabrication Division and Services Division,
•
A higher margin mix for our Fabrication Division and Services Division, and
•
A decrease in the under-recovery of overhead costs for our Fabrication Division, offset partially by,
•
The aforementioned project charges of $0.8 million for 2023 for our Shipyard Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $8.8 million and $8.5 million, respectively, representing an increase of 4.1%. The increase was primarily due to higher legal and advisory fees associated with our MPSV Litigation for our Shipyard Division. General and administrative expense included legal and advisory fees of $2.3 million and $1.7 million for 2023 and 2022, respectively, associated with our MPSV Litigation, which are reflected within our Shipyard Division. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.4 million and $2.8 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 was primarily due to:

•
Miscellaneous income items for our Fabrication Division, and
•
Gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
Charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division.

Other income for 2022 was primarily due to:

•
Gains of $3.1 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation for our Shipyard Division.

See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2023 and 2022 was income of $0.7 million and expense of $0.1 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility and on our Insurance Finance Arrangements. The income for 2023 relative to expense for 2022 was primarily due to higher interest earned on our cash and short-term investment balances for the 2023 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax expense was recorded for our income for 2023 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and no federal income tax benefit was recorded for our loss for 2022 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Operating Segments

Services Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$45,802	$42,462	$3,340

Revenue	$46,057	$42,844	$3,213
Gross profit	7,088	5,132	1,956
Gross profit percentage	15.4%	12.0%
General and administrative expense	1,502	1,489	(13)
Other (income) expense, net	(24)	121	145
Operating income	5,610	3,522	2,088

References below to 2023 and 2022 refer to the six months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $45.8 million and $42.5 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $46.1 million and $42.8 million, respectively, representing an increase of 7.5%. The increase was primarily due to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

Gross profit – Gross profit for 2023 and 2022 was $7.1 million (15.4% of revenue) and $5.1 million (12.0% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix (including the benefit of our welding enclosures business line).

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.5 million and $1.5 million, respectively, representing an increase of 0.9%.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.1 million.

Fabrication Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$30,144	$20,022	$10,122

Revenue	$54,403	$16,456	$37,947
Gross profit (loss)	4,026	(3,390)	7,416
Gross profit (loss) percentage	7.4%	(20.6)%
General and administrative expense	990	1,192	202
Other (income) expense, net	(503)	(3,249)	(2,746)
Operating income (loss)	3,539	(1,333)	4,872

References below to 2023 and 2022 refer to the six months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $30.1 million and $20.0 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2023 and 2022 was $54.4 million and $16.5 million, respectively, representing an increase of 230.6%. The increase was primarily due to:

•
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
•
Higher small-scale fabrication activity.

Gross profit (loss) – Gross profit for 2023 was $4.0 million (7.4% of revenue) and gross loss for 2022 was $3.4 million (20.6% of revenue). Gross profit for 2023 was primarily impacted by:

•
The low margin associated with procurement activities for our cancelled offshore jackets project prior to its suspension, and
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours.

The gross profit for 2023 relative to the gross loss for 2022 was primarily due to:

•
Higher revenue,
•
A decrease in the under-recovery of overhead costs due an increase in work hours associated with our small-scale fabrication work and recoveries associated with our offshore jackets project prior to its cancellation, and
•
A higher margin mix associated with our small-scale fabrication work, offset partially by,
•
Higher property and equipment insurance costs.

The Fabrication Division utilization for 2023 and 2022 benefited by $0.1 million and $0.4 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.0 million and $1.2 million, respectively, representing a decrease of 16.9%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.5 million and $3.2 million, respectively. Other income for 2023 was primarily due to:

•
Miscellaneous income items, and
•
Gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Other income for 2022 was primarily due to gains of $3.1 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Shipyard Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(349)	$833	$(1,182)

Revenue	$1,729	$5,465	$(3,736)
Gross loss	(1,599)	(490)	(1,109)
Gross loss percentage	(92.5)%	(9.0)%
General and administrative expense	2,250	1,746	(504)
Other (income) expense, net	302	336	34
Operating loss	(4,151)	(2,572)	(1,579)

References below to 2023 and 2022 refer to the six months ended June 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were negative $0.3 million and $0.8 million, respectively. The negative new project awards for 2023 were due to liquidated damages for our seventy-vehicle ferry and forty-vehicle ferry projects.

Revenue – Revenue for 2023 and 2022 was $1.7 million and $5.5 million, respectively, representing a decrease of 68.4%. The decrease was primarily due to:

•
Lower revenue for our forty-vehicle ferry project that was substantially completed in the fourth quarter 2022 and accepted by the customer in the second quarter 2023,
•
Lower revenue for our remaining forty-vehicle ferry project, which is nearing completion, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion.

Gross loss – Gross loss for 2023 and 2022 was $1.6 million (92.5% of revenue) and $0.5 million (9.0% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project,
•
Holding costs of $0.5 million related to the two MPSVs that remain in our possession and are subject to our MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects are nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to:

•
The aforementioned project charges of $0.8 million for 2023, and
•
An increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects are nearing completion.

See Note 2 for further discussion of our project impacts and Note 4 for further discussion of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $2.3 million and $1.7 million, respectively, representing an increase of 28.9%. General and administrative expense relates to legal and advisory fees associated with our MPSV Litigation. See Note 4 for further discussion of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was expense of $0.3 million and $0.3 million, respectively, and was primarily due to charges of $0.3 million and $0.2 million, respectively, associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and subject to our MPSV Litigation.

Corporate Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(695)	$(177)	$(518)

Revenue (eliminations)	$(695)	$(177)	$(518)
Gross profit	—	—	—
General and administrative expense	4,061	4,028	(33)
Other (income) expense, net	(140)	38	178
Operating loss	(3,921)	(4,066)	145

References below to 2023 and 2022 refer to the six months ended June 30, 2023 and 2022, respectively.

General and administrative expense – General and administrative expense for 2023 and 2022 was $4.1 million and $4.0 million, respectively, representing an increase of 0.8%.

Other (income) expense, net – Other (income) expense, net for 2023 was income of $0.1 million.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At June 30, 2023, our cash, cash equivalents, short-term investments and restricted cash totaled $40.2 million, as follows (in thousands):

June 30, 2023
Cash and cash equivalents	$23,858
Short-term investments(1)	15,165
Available cash, cash equivalents and short-term investments	39,023
Restricted cash, current	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$40,220

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

At June 30, 2023, our working capital was $59.6 million and included $40.2 million of cash, cash equivalents, short-term investments and restricted cash. Excluding cash, cash equivalents, short-term investments and restricted cash, our working capital at June 30, 2023 was $19.4 million, and consisted of: net contract assets and contract liabilities of $3.6 million; contract receivables and retainage of $36.3 million; inventory, prepaid expenses and other current assets of $7.7 million; and accounts payable, accrued expenses and other current liabilities of $28.2 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and restricted cash) at June 30, 2023 and December 31, 2022, and changes in such amounts during the six months ended June 30, 2023, were as follows (in thousands):

	June 30, 2023	December 31, 2022	Change(3)
Contract assets	$6,662	$4,839	$1,823
Contract liabilities(1)	(3,065)	(8,196)	5,131
Contracts in progress, net(2)	3,597	(3,357)	6,954
Contract receivables and retainage, net	36,315	29,427	6,888
Prepaid expenses, inventory and other current assets	7,651	8,074	(423)
Accounts payable, accrued expenses and other current liabilities	(28,184)	(22,593)	(5,591)
Total	$19,379	$11,551	$7,828

(1)
Contract liabilities at June 30, 2023 and December 31, 2022, includes accrued contract losses of $0.6 million and $1.6 million, respectively, associated primarily with the Active Retained Shipyard Contracts.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.
(3)
Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on the Statement of Cash Flows, including allowance for doubtful accounts and credit losses, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity (in thousands)

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(2,193)	$(13,875)
Net cash provided by (used in) investing activities	(5,965)	475
Net cash used in financing activities	(1,611)	(369)

Operating Activities – Cash used in operating activities for the six months ended June 30, 2023 and 2022 was $2.2 million and $13.9 million, respectively, and was primarily due to the net impacts of the following:

2023 Activity

•
Net income adjusted for depreciation and amortization of $2.7 million, gain from net changes in allowance for doubtful accounts and credit losses of $0.2 million, gain on insurance recoveries of $0.2 million and stock-based compensation expense of $1.0 million;
•
Increase in contract assets of $1.8 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division, offset partially by decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $5.1 million, primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $7.1 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on our cancelled offshore jackets project and various projects for our Services Division, offset partially by decreased receivable positions on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $1.0 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3;
•
Increase in accounts payable, accrued expenses and other current liabilities of $6.3 million, primarily due to the timing of payments and increased accounts payable positions on our cancelled offshore jackets project. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3; and
•
Change in noncurrent assets and liabilities, net of $0.4 million.

2022 Activity

•
Net loss adjusted for depreciation and amortization of $2.5 million and stock-based compensation expense of $1.1 million;
•
Increase in contract assets of $0.4 million related to the timing of billings on projects, primarily due to increased unbilled positions on our seventy-vehicle ferry and forty-vehicle ferry projects for our Shipyard Division, offset partially by decreased unbilled positions on various projects for our Fabrication Division;
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
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million, primarily due to the timing of payments and increased accounts payable positions on various projects for our Services Division and Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.3 million.

Investing Activities – Cash used in investing activities for the six months ended June 30, 2023 was $6.0 million and cash provided by investing activities for the six months ended June 30, 2022 was $0.5 million. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.3 million and capital expenditures of $1.1 million, offset partially by recoveries from insurance claims and proceeds from the sale of fixed assets. Cash provided by investing activities for 2022 was primarily due to proceeds from the Shipyard Transaction of $0.9 million and the sale of fixed assets, offset partially by capital expenditures of $0.5 million.

Financing Activities – Cash used in financing activities for the six months ended June 30, 2023 and 2022 was $1.6 million and $0.4 million, respectively. Cash used in financing activities for 2023 and 2022 was primarily due to payments on our Insurance Finance Arrangements of $1.1 million and $0.2 million, respectively, and tax payments made on behalf of employees from vested stock withholdings. See Note 3 for further discussion of our Insurance Finance Arrangements.

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
•
Accrued contract losses for the Active Retained Shipyard Contracts;
•
Working capital requirements for our projects, including the unwind of advance payments on projects and the payment of vendor obligations prior to receipt of payment from our customer for our cancelled offshore jackets project. See “New Project Awards and Backlog” above and Note 2 for further discussion of the project cancellation;
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

We anticipate capital expenditures of $3.0 million to $3.5 million for the remainder of 2023, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at June 30, 2023, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2023 and 2024, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, as well as the outcome of our MPSV Litigation and any related indemnification obligations to the Surety, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including our MPSV Litigation, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report, except for the risk factors included below, which were previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report and should be read in conjunction with such risk factors set forth therein. The following risk factors are amended and restated as follows:

We could be exposed to potentially significant liability and costs due to limits on our insurance coverage and losses for which we do not have third-party insurance coverage.

The fabrication of structures and the services we provide involves operating hazards that can cause accidents resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations.

In addition, due to the proximity to the GOM, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. For example, in 2021, Hurricane Ida damaged our buildings and equipment and vessels under construction and in our possession, at our Houma Facilities, which resulted in repair and replacement costs in excess of our deductible amounts. See the risk factor below titled “We are susceptible to adverse weather conditions in our market areas” for further discussion of the impacts of adverse weather conditions to our operations.

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

We may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. For any such exposure, we will rely on existing liquidity and cash flows to meet obligations that would arise from an incident or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which we are self-insured or not fully insured, or for which insurance recovery is significantly delayed, could have a material adverse effect on our results of operations or financial condition.

There can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverages will be adequate to cover claims that may arise. Changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. In connection with our insurance coverage renewal for our property and equipment in the second quarter 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 4 for further discussion of our insurance coverages.

We may not be able to generate sufficient cash flow to meet our obligations.

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During 2022 and 2021, we experienced negative cash flows from operations, and this trend could continue if global macroeconomic conditions continue or worsen or oil and gas prices decline significantly resulting in delayed or suspended capital expenditures by customers, or if we were to experience losses on our projects or in any pending litigation. Additionally, exposure to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims, could have a material adverse effect on our results of operations or financial condition. See “Liquidity and Capital Resources” in Item 2 for further discussion of our business outlook and the risk factor above titled “We could be exposed to potentially significant liability and costs due to limits on our insurance coverage and losses for which we do not have third-party insurance coverage”.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours, and to the extent climate change results in an increase in extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase. Although we have large covered fabrication facilities, a significant amount of our fabrication activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the GOM also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. For example, in 2021, we experienced damage to our Houma Facilities due to Hurricane Ida, which made landfall as high-end Category 4 hurricane. Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks. The impact of severe weather conditions or natural disasters has included and may continue to include the disruption of our workforce; curtailment of services; weather-related damage to our facilities and equipment, for which we are generally self-insured, and impacts from infrastructure challenges in the surrounding areas, resulting in suspension of operations; inability to deliver equipment, personnel and products to project sites in accordance with contract schedules; and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that have in the past and could in the future affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations have been and in the future may be materially and adversely affected by severe weather and seasonal weather conditions, including Hurricane Ida, resulting in reduced demand for our services. See “Overview” in Item 2 and Note 2 for further discussion of the impacts of adverse weather conditions to our operations and the risk factor above titled “We could be exposed to potentially significant liability and costs due to limits on our insurance coverage and losses for which we do not have third-party insurance coverage”.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 10, 2020 (SEC File No. 001-34279).
4.1	Description of Common Stock of the Company. *
10.1	Form of Performance-Based Restricted Stock Unit Agreement. *†
10.2

The Company’s Second Amended and Restated Gulf Island Fabrication, Inc. 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 18, 2023. †

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: August 8, 2023