Form 10-Q
period 2023-09-30
GULF ISLAND FABRICATION INC
filed 2023-11-08
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2023

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2023, was 16,287,469.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended September 30, 2023 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2022 Annual Report	Our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on March 28, 2023.

2022 Financial Statements	Our Financial Statements for the year ended December 31, 2022 and related notes, included in our 2022 Annual Report.

Active Retained Shipyard Contracts

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects that were under construction as of the date of the Shipyard Transaction, which were excluded from the Shipyard Transaction. The Active Retained Shipyard Contracts did not include the contracts and related obligations for the projects that were subject to our previous MPSV Litigation.

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

DSS Acquisition	The acquisition of a services and industrial staffing business on December 1, 2021.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities and other facilities that support our operations.

FDC	Fidelity & Deposit Company of Maryland.

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

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

LC Facility	Our $10.0 million letter of credit facility with Whitney Bank maturing on June 30, 2024, as amended.

LNG	Liquefied Natural Gas.

Mortgage Agreement

Multiple indebtedness mortgage arrangement with Zurich, to secure our obligations and liabilities under our Note Agreement with Zurich and our general indemnity agreement with Zurich associated with outstanding surety bonds for certain contracts. The mortgage arrangement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

modules	Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system.

MPSV(s)	Multi-Purpose Supply Vessel(s).

MPSV Litigation

The lawsuit filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and is styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC, bearing docket number 2018-14861, which was resolved on October 4, 2023.

Note Agreement

Promissory note entered into with Zurich, pursuant to which we will pay Zurich $20.0 million, plus interest at a fixed rate of 3.0% per annum, payable in 15 equal annual installments beginning on December 31, 2024. The promissory note was entered into in connection with the resolution of our MPSV Litigation.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

Performance Bonds	The performance bonds issued by Zurich in connection with the construction of two MPSVs that were subject to our previous MPSV Litigation, for which the face amount of the bonds totaled $50.0 million.

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

Restrictive Covenant Agreement

Restrictive covenant arrangement with Zurich, to secure our obligations and liabilities under our general indemnity agreement with Zurich associated with its outstanding surety bonds for certain contracts that precluded us from paying dividends or repurchasing shares of our common stock, which was terminated on November 6, 2023 in connection with the Settlement Agreement and Note Agreement.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Settlement Agreement

Agreement with Zurich pursuant to which, among other things, Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich.

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

T&M	Time and materials. Work is performed and billed to the customer at contracted time and material rates.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, Revenue from Contracts with Customers.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation allowance(s).

Whitney Bank	Hancock Whitney Bank.

Zurich	FDC and Zurich American Insurance Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,125	$33,221
Restricted cash	1,197	1,603
Short-term investments	15,437	9,905
Contract receivables and retainage, net	35,684	29,427
Contract assets	4,305	4,839
Prepaid expenses and other assets	3,438	6,475
Inventory	2,340	1,599
Total current assets	87,526	87,069
Property, plant and equipment, net	29,285	31,154
Goodwill	2,217	2,217
Other intangibles, net	735	842
Other noncurrent assets	839	13,584
Total assets	$120,602	$134,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,515	$8,310
Contract liabilities	3,534	8,196
Accrued expenses and other liabilities	13,247	14,283
Total current liabilities	28,296	30,789
Contract liabilities, non-current	20,000	—
Other noncurrent liabilities	822	1,453
Total liabilities	49,118	32,242
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,287 shares issued and outstanding at September 30, 2023 and 15,973 at December 31, 2022	11,690	11,591
Additional paid-in capital	108,257	107,372
Accumulated deficit	(48,463)	(16,339)
Total shareholders’ equity	71,484	102,624
Total liabilities and shareholders’ equity	$120,602	$134,866

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$5,023	$39,593	$106,517	$104,181
Cost of revenue	34,902	35,373	126,881	98,709
Gross profit (loss)	(29,879)	4,220	(20,364)	5,472
General and administrative expense	4,080	4,510	12,883	12,965
Other (income) expense, net	(324)	(944)	(689)	(3,698)
Operating income (loss)	(33,635)	654	(32,558)	(3,795)
Interest (expense) income, net	397	(46)	1,057	(104)
Income (loss) before income taxes	(33,238)	608	(31,501)	(3,899)
Income tax (expense) benefit	3	(10)	9	(2)
Net income (loss)	$(33,235)	$598	$(31,492)	$(3,901)

Per share data:
Basic and diluted income (loss) per share	$(2.04)	$0.04	$(1.95)	$(0.25)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(5,027)	(5,027)
Vesting of restricted stock	153	(6)	(53)	—	(59)
Stock-based compensation expense	—	57	514	—	571
Balance at March 31, 2022	15,775	11,435	105,972	(18,014)	99,393
Net income	—	—	—	528	528
Vesting of restricted stock	148	(6)	(56)	—	(62)
Stock-based compensation expense	—	49	440	—	489
Balance at June 30, 2022	15,923	11,478	106,356	(17,486)	100,348
Net income	—	—	—	598	598
Stock-based compensation expense	—	40	364	—	404
Balance at September 30, 2022	15,923	$11,518	$106,720	$(16,888)	$101,350

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	11,624	107,667	(16,330)	102,961
Net income	—	—	—	1,102	1,102
Vesting of restricted stock	232	(30)	(271)	—	(301)
Stock-based compensation expense	—	44	400	—	444
Balance at June 30, 2023	16,287	$11,638	$107,796	$(15,228)	$104,206
Net loss	—	—	—	(33,235)	(33,235)
Stock-based compensation expense	—	52	461	—	513
Balance at September 30, 2023	16,287	$11,690	$108,257	$(48,463)	$71,484

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,492)	$(3,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,115	3,764
Asset impairments	—	484
Change in allowance for doubtful accounts and credit losses	(410)	—
Gain on sale or disposal of fixed assets, net	(249)	(79)
Gain on insurance recoveries	(245)	(1,200)
Stock-based compensation expense	1,466	1,464
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(6,479)	(17,026)
Contract assets	534	(3,048)
Prepaid expenses, inventory and other current assets	2,829	1,203
Accounts payable	2,914	2,811
Contract liabilities	(4,662)	(2,355)
Accrued expenses and other current liabilities	(373)	(288)
Noncurrent assets and liabilities, net	31,880	(654)
Net cash used in operating activities	(172)	(18,825)
Cash flows from investing activities:
Capital expenditures	(1,701)	(1,032)
Proceeds from Shipyard Transaction	—	886
Proceeds from sale of property and equipment	396	2,035
Recoveries from insurance claims	245	1,200
Purchases of short-term investments	(30,731)	(9,809)
Maturities of short-term investments	25,200	—
Net cash used in investing activities	(6,591)	(6,720)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	(1,257)	(963)
Tax payments for vested stock withholdings	(482)	(121)
Net cash used in financing activities	(1,739)	(1,084)
Net decrease in cash, cash equivalents and restricted cash	(8,502)	(26,629)
Cash, cash equivalents and restricted cash, beginning of period	34,824	54,589
Cash, cash equivalents and restricted cash, end of period	$26,322	$27,960

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2).

On December 1, 2021, we acquired a services and industrial staffing business (“DSS Acquisition”), which increased our skilled workforce, further diversified our customer base and expanded our service offerings for our Services Division.

On October 4, 2023, we resolved our MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2022, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2022 Financial Statements.

Operating Cycle

The duration of our contracts vary, but may extend beyond twelve months from the date of contract award. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are classified as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current, which may not be received or paid within the next twelve months, include contract retainage, contract assets and contract liabilities. Variations from normal contract terms may result in the classification of assets and liabilities as long-term. See Note 4 for discussion of the noncurrent contract liability associated with the resolution of our MPSV Litigation.

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
•
insurance recoveries associated with damage to our Houma Facilities resulting from Hurricane Ida discussed further in Note 2; and
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which positively impacted certain of our end markets. While oil and gas prices have somewhat stabilized, the duration of such stability is uncertain and difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, bank failures, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine and the Israel-Hamas conflict).

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

Restricted Cash – At September 30, 2023 and December 31, 2022, we had $1.2 million and $1.6 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2023 and December 31, 2022, our short-term investments included U.S. Treasuries with original maturities of four and six months, respectively. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the nine months ended September 30, 2023. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets), and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the nine months ended September 30, 2023.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2023 and 2022.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2023 and December 31, 2022, we had no deferred pre-contract costs.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended September 30, 2023, and nine months ended September 30, 2023 and 2022, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our net deferred tax assets generated during the periods, and for the three months ended September 30, 2022, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and nine months ended September 30, 2023 and 2022 relate to state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$557	$12,185	$(32,702)	$(20)	$(19,980)
T&M and cost-reimbursable	21,086	2,794	—	—	23,880
Other	1,333	—	—	(210)	1,123
Total	$22,976	$14,979	$(32,702)	$(230)	$5,023

Long-term	$557	$13,043	$(32,702)	$(20)	$(19,122)
Short-term	22,419	1,936	—	(210)	24,145
Total	$22,976	$14,979	$(32,702)	$(230)	$5,023

	Three Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$986	$11,410	$1,849	$(1)	$14,244
T&M and cost-reimbursable	20,937	2,373	—	—	23,310
Other	646	1,646	—	(253)	2,039
Total	$22,569	$15,429	$1,849	$(254)	$39,593

Long-term	$986	$14,078	$1,849	$(1)	$16,912
Short-term	21,583	1,351	—	(253)	22,681
Total	$22,569	$15,429	$1,849	$(254)	$39,593

	Nine Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,356	$37,773	$(30,973)	$(30)	$8,126
T&M and cost-reimbursable	64,456	31,609	—	—	96,065
Other	3,221	—	—	(895)	2,326
Total	$69,033	$69,382	$(30,973)	$(925)	$106,517

Long-term	$1,356	$65,259	$(30,973)	$(30)	$35,612
Short-term	67,677	4,123	—	(895)	70,905
Total	$69,033	$69,382	$(30,973)	$(925)	$106,517

	Nine Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$3,557	$25,651	$7,314	$(7)	$36,515
T&M and cost-reimbursable	59,903	3,588	—	—	63,491
Other	1,953	2,646	—	(424)	4,175
Total	$65,413	$31,885	$7,314	$(431)	$104,181

Long-term	$3,557	$29,319	$7,314	$(7)	$40,183
Short-term	61,856	2,566	—	(424)	63,998
Total	$65,413	$31,885	$7,314	$(431)	$104,181

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at September 30, 2023 (in thousands):

	September 30, 2023
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$867	$10,033	$726	$11,626
T&M and cost-reimbursable(1)	—	1,474	—	1,474
Total(2)	$867	$11,507	$726	$13,100

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. Accordingly, during the second quarter 2023, our performance obligations were reduced by $76.1 million to reflect the estimated revenue amount that will not be recognized due to the cancellation. See “Other Operating and Project Matters” below for further discussion of the project cancellation.
(2)
Based on our current estimates we expect to recognize revenue of approximately $12.6 million and $0.5 million for the remainder of 2023 and 2024, respectively, associated with our performance obligations at September 30, 2023. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at September 30, 2023 and December 31, 2022, is as follows (in thousands):

	September 30,	December 31,
	2023	2022
Contract assets(1), (2)	$4,305	$4,839
Contract liabilities(3), (4), (5)	(3,534)	(8,196)
Contracts in progress, net	$771	$(3,357)

(1)
The decrease in contract assets compared to December 31, 2022, was primarily due to decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division, offset partially by increased unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at September 30, 2023 and December 31, 2022, excluded $3.8 million and $3.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables.
(3)
The decrease in contract liabilities compared to December 31, 2022, was primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division. See “Future Performance Obligations” above for further discussion of the project cancellation.
(4)
Revenue recognized during the three months ended September 30, 2023 and 2022, related to amounts included in our contract liabilities balance at June 30, 2023 and 2022 was $1.1 million and $0.6 million, respectively. Revenue recognized during the nine months ended September 30, 2023 and 2022, related to amounts included in our contract liabilities balance at December 31, 2022 and 2021, was $6.2 million and $2.7 million, respectively.
(5)
Contract liabilities at September 30, 2023 and December 31, 2022, includes accrued contract losses of $0.4 million and $1.6 million, respectively. See “Changes in Project Estimates” below for further discussion of our accrued contract losses and Note 4 for discussion of the noncurrent contract liability associated with the resolution of our MPSV Litigation.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. For the three and nine months ended September 30, 2023, we recognized income of $0.2 million and $0.4 million, respectively, associated with revisions to our allowance for doubtful accounts and credit losses, and for the three and nine months ended September 30, 2022, changes were not significant. Our allowance for doubtful accounts and credit losses at September 30, 2023 was $0.2 million, and it was not significant at December 31, 2022. We recorded a $0.6 million increase to beginning accumulated deficit as of January 1, 2023, in connection with our adoption of ASU 2016-13. We had no significant write-offs or recoveries of previously recorded bad debts during the three or nine months ended September 30, 2023 or 2022. See “New Accounting Standards” in Note 1 for further discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three and nine months ended September 30, 2023 and 2022, we had no material amounts in revenue related to unapproved change orders, claims or incentives, other than the amounts related to the resolution of our MPSV Litigation discussed further below. However, at September 30, 2023 and December 31, 2022, certain active projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.5 million and $1.4 million, respectively.

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

As a result of the resolution of our MPSV Litigation, we recorded a charge of $32.5 million during each of the three and nine months ended September 30, 2023. See Note 4 for further discussion of the resolution of our MPSV Litigation.

For each of the three and nine months ended September 30, 2023, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $0.7 million, and negatively impacted operating results for our Shipyard Division by $1.5 million and $2.3 million, respectively. For the three and nine months ended September 30, 2022, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The changes in estimates for the 2023 periods were associated with the following:

Fabrication Division

•
Various Projects – For each of the three and nine months ended September 30, 2023, our operating results were positively impacted by $0.7 million on projects, resulting primarily from increases in contract price due to favorable resolution of customer change orders.

Shipyard Division

•
Seventy-Vehicle Ferry Project – For the three and nine months ended September 30, 2023, our operating results were negatively impacted by $1.2 million and $1.8 million, respectively, for our seventy-vehicle ferry project, resulting primarily from increased materials and subcontracted services costs, duration related costs due to extensions of schedule and net reductions to contract price. The cost impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays. The contract price impacts were primarily due to a reduction related to the propeller blades replacement discussed further below, offset partially by increases due to favorable resolution of customer change orders and the customer’s agreement to forego a portion of previously forecasted liquidated damages.

As discussed in our previous quarterly filing, in connection with the delivery and commissioning of the vessel in the second quarter 2023, corrosion on the propeller blades was identified and the customer has determined that replacement of the propeller blades will be required. The customer has agreed to directly procure the new propeller blades and take responsibility for future installation of the blades once received. However, the customer believes we should bear the cost of the new propeller blades through a contract price reduction. We disagree with the customer given the fact that the customer specified the materials and equipment manufacturers to be used for the propulsion system and specified the cathodic protection to be used to mitigate corrosion. In light of the disagreement with the customer regarding who is responsible for the cost of the propeller blades, our forecasts at September 30, 2023, reflect a contract price reduction related to the estimated cost of the propeller blades. We are having ongoing discussions with the customer regarding who should bear final responsibility for the cost of the propeller blades.

At September 30, 2023, the vessel was substantially complete and has been delivered to the customer. We anticipate completion of commissioning activities and final sea trials to occur in the fourth quarter 2023 (previously the third quarter 2023, but was delayed due to the aforementioned impacts). At September 30, 2023, the project was in a loss position and our reserve for estimated losses was $0.1 million. If future subcontractor availability or costs differ from our current estimates, our schedule is further extended or we incur additional liquidated damages, we experience challenges during commissioning or sea trials for the vessel, or unanticipated warranty costs, the project would experience further delays and losses.

•
Forty-Vehicle Ferry Projects – During the second quarter 2023, we received final customer acceptance of one of the two forty-vehicle ferries that were under construction. For the three and nine months ended September 30, 2023, our operating results were negatively impacted by $0.3 million and $0.5 million, respectively, for our remaining forty-vehicle ferry project, resulting primarily from increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays. At September 30, 2023, the vessel was substantially complete, and as of the date of this Report, the ferry is in route for delivery to the customer. We anticipate completion of delivery, commissioning activities and final sea trials to occur in the fourth quarter 2023 (previously the third quarter 2023, but was delayed due to the aforementioned impacts). At September 30, 2023, the project was in a loss position and our reserve for estimated losses was $0.3 million.

As discussed in our 2022 Financial Statements, we have experienced rework, construction and commissioning challenges on the two ferries, resulting in forecast cost increases and liquidated damages and the previous need to fabricate a new hull for the remaining vessel. Accordingly, during 2021 we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Further, during the fourth quarter 2022 and early 2023, we received correspondence from our customer indicating that the new hull for the remaining ferry under construction was exhibiting deformation issues that are potentially beyond the customer’s desired tolerance levels. Our subsequent evaluation did not support the customer’s conclusions and we completed construction of the vessel as designed.

Our forecast costs and scheduled completion date for the remaining vessel are based on the current vessel design and reflect our best estimates; however, such estimates may be impacted by any future challenges with the vessel design deficiencies, including the final resolution of the aforementioned design and deformation issues in dispute. If future subcontractor availability or costs differ from our current estimates, our schedule is further extended or we incur additional liquidated damages, we experience challenges during delivery, commissioning or sea trails for the remaining vessel, or other challenges associated with the design deficiencies, including unanticipated warranty costs (for either vessel), and are unable to recover associated costs from our customer, or the customer rejects delivery and/or final acceptance of the remaining vessel due to the design dispute, the project would experience further delays and losses. Our forecasts at September 30, 2023 do not reflect potential future benefits, if any, from the favorable resolution of the aforementioned lawsuit and we can provide no assurance that we will be successful recovering previously incurred costs.

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

During the nine months ended September 30, 2023 and 2022, we received insurance payments of $2.2 million and $7.0 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. In addition, we have received payments from our insurance carriers during other periods subsequent to the storm associated with interruptions to our operations and damage to buildings and equipment. Such payments are nonrefundable, and with respect to our buildings, represent the insurance carriers’ estimate of the damage to each building based on the estimated depreciated value of such buildings plus repair costs incurred by us in excess of such estimates for certain buildings. To the extent we incur further repair costs for a building in excess of the amounts received, we may receive additional insurance proceeds up to the limits of our insurance coverage for such building. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of anticipated repair costs, are reflected within investing activities.

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

Based on the above, during the three months ended September 30, 2023 and 2022, and nine months ended September 30, 2023 and 2022, we recorded gains of $0.3 million (all related to our business interruption coverage), $1.3 million, $0.5 million (including $0.6 million related to our business interruption coverage) and $4.4 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division. In addition, at September 30, 2023, we had total insurance receivables on our Balance Sheet of $0.1 million. We have finalized our restoration plans and are nearing completion of our repair efforts. We expect to incur future repair costs of approximately $0.5 million associated with previously received insurance payments for certain buildings and equipment. Further, we expect to incur future repair costs in excess of previously received insurance payments for certain buildings and equipment; however, we believe that recovery of insurance proceeds for such costs is probable.

In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSVs”) and associated equipment that remain in our possession and were subject to our previous MPSV Litigation, and certain bulkheads where the vessels were moored. We are continuing to evaluate the extent to which any damage was the result of third-party vessels that broke free from their mooring during the storm and struck the ferry, MPSVs and bulkheads. During the three months ended September 30, 2023, we recorded charges of $0.1 million, and during the nine months ended September 30, 2023 and 2022, we recorded charges of $0.4 million and $0.2 million, respectively, associated with damage previously caused by Hurricane Ida. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Offshore Jackets Project – As discussed above, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. At September 30, 2023, we had $5.0 million of accounts receivable on our Balance Sheet related to the project and we expect such amounts to be paid in the fourth quarter 2023. We have received a payment guarantee bond as security for the remaining accounts receivable amounts.

3. CREDIT FACILITIES AND DEBT

LC Facility

On May 5, 2023, we amended our LC Facility with Whitney Bank to reduce our letters of credit capacity from $20.0 million to $10.0 million, subject to our cash securitization of the letters of credit, and extend the maturity date to June 30, 2024. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At September 30, 2023, we had $1.2 million of outstanding letters of credit under the LC Facility. See Note 4 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages. At September 30, 2023, we had $101.6 million of outstanding surety bonds, of which $50.0 million related to our MPSV projects that were subject to our MPSV Litigation (which was resolved on October 4, 2023 and the associated bonds were subsequently terminated), $45.6 million relates to our Active Retained Shipyard Contracts, and $6.0 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 4 for further discussion of our surety bonds and related indemnification obligations and the resolution of our MPSV Litigation.

Insurance Finance Arrangement

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. For the nine months ended September 30, 2023 and 2022, we have reflected principal payments of $1.3 million and $1.0 million, respectively, as a financing activity on our Statement of Cash Flows.

Mortgage Agreement and Restrictive Covenant Agreement

In connection with the receipt of a consent for the Shipyard Transaction from one of our Sureties (Fidelity & Deposit Company of Maryland (“FDC”) and Zurich American Insurance Company (together with FDC, “Zurich”)), we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with Zurich to secure our obligations for our MPSV projects and two forty-vehicle ferry projects. The Mortgage Agreement encumbers all real estate that was not sold in connection with the Shipyard Transaction and includes certain covenants and events of default. In connection with the resolution of our MPSV Litigation and the Note Agreement entered into with Zurich, the Mortgage Agreement was modified on November 6, 2023, to include a provision requiring that 50 percent of the proceeds received by us in excess of $8.0 million from the sale of any real estate of our Houma Facilities be used to make early payments on the principal balance under the Note Agreement. The Mortgage Agreement will terminate when the obligations and liabilities of Zurich associated with the outstanding surety bonds for the forty-vehicle ferry projects are discharged and the Note Agreement is repaid. The Restrictive Covenant Agreement precluded us from paying dividends or repurchasing shares of our common stock; however, in connection with the resolution of our MPSV Litigation, the Restrictive Covenant Agreement was terminated. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement.

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

MPSV Litigation Resolution

On March 19, 2018, our subsidiary, Gulf Island Shipyards, LLC (“GIS”), received termination notices from its customer, Hornbeck Offshore Services, LLC (“Hornbeck”), of the contracts for the construction of two MPSVs. GIS disputed the purported terminations and disagreed with Hornbeck’s reasons for such terminations. In connection with such purported terminations, Hornbeck also made claims against the performance bonds issued by Zurich in connection with the construction of the MPSVs, for which the face amount of the bonds totaled $50.0 million (“Performance Bonds”). On October 2, 2018, GIS filed a lawsuit against Hornbeck to enforce its rights and remedies under the applicable construction contracts for the two MPSVs. The lawsuit was filed in the Twenty-Second Judicial District Court for the Parish of St. Tammany, State of Louisiana and was styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC, bearing docket number 2018-14861 (“MPSV Litigation”). Hornbeck subsequently asserted counterclaims against GIS and Zurich seeking damages.

On October 4, 2023, the MPSV Litigation was dismissed in full with prejudice at the request of the parties after the parties reached an agreement in principle. To effectuate such agreement, on November 6, 2023, GIS and the Company entered into an agreement (“Settlement Agreement”) with Zurich pursuant to which Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich. Further, we entered into a promissory note (“Note Agreement”) payable to Zurich in the principal amount of $20 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum commencing on January 1, 2024, with principal and interest payable in 15 equal annual installments of approximately $1.7 million, beginning on December 31, 2024 and ending on December 31, 2038. The estimated present value of the Note Agreement amount is $12.6 million based on an estimated market rate of interest.

As a result of the resolution of the MPSV Litigation, we recorded a charge of $32.5 million during each of the three and nine months ended September 30, 2023, consisting of (i) a $12.5 million charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Note Agreement. Because the Note Agreement was entered into subsequent to September 30, 2023, the liability has been reflected as a noncurrent contract liability on our Balance Sheet at September 30, 2023, and will be reclassified as long-term debt in the fourth quarter 2023. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts, resulting in a negative revenue amount for the Shipyard Division for the three and nine months ended September 30, 2023, and is included in the changes in noncurrent assets and liabilities, net on our Statement of Cash Flows.

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

Letters of Credit and Surety Bonds

We obtain letters of credit under our LC Facility or surety bonds from financial institutions to provide to our customers in order to secure advance payments or guarantee performance under our contracts, or in lieu of retention being withheld on our contracts. Letters of credit under our LC Facility are subject to cash securitization of the full amount of the outstanding letters of credit. In the event of non-performance under a contract, our cash securitization with respect to the letter of credit supporting such contract would become the property of Whitney Bank. With respect to surety bonds, payments by a Surety pursuant to a bond in the event of non-performance are subject to reimbursement to such Surety by us under a general indemnity agreement relating to such bond. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. See Note 3 for further discussion of our LC Facility and surety bonds.

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

5. INCOME (LOSS) PER SHARE

The following table presents the computation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(33,235)	$598	$(31,492)	$(3,901)
Weighted average shares(1)	16,287	15,923	16,162	15,808
Basic and diluted income (loss) per common share	$(2.04)	$0.04	$(1.95)	$(0.25)

(1)
The effect of approximately 147 thousand dilutive non-vested shares is not material to the calculation of diluted income per share for the three months ended September 30, 2022.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, on April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (“Active Retained Shipyard Contracts”) that were under construction as of the transaction date and excluded the contracts and related obligations for the projects that were subject to our MPSV Litigation (which was resolved on October 4, 2023). The Active Retained Shipyard Contracts have been or will be completed at our Houma Facilities and we intend to wind down our Shipyard Division operations by the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). At September 30, 2023 and December 31, 2022, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $3.5 million and $2.7 million, respectively. See Note 1 for further discussion of the Shipyard Transaction and Note 4 for further discussion of the resolution of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of September 30, 2023 and 2022, and for the three and nine months ended September 30, 2023 and 2022, is as follows (in thousands):

	Three Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,976	$14,979	$(32,702)	$(230)	$5,023
Gross profit (loss)	3,260	1,217	(34,356)	—	(29,879)
Operating income (loss)	2,577	904	(35,117)	(1,999)	(33,635)
Depreciation and amortization expense	502	813	—	75	1,390
Capital expenditures	—	573	—	72	645
Total assets(1)	30,407	44,372	727	45,096	120,602

	Three Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,569	$15,429	$1,849	$(254)	$39,593
Gross profit (loss)	3,163	1,326	(269)	—	4,220
Operating income (loss)	2,390	2,120	(1,393)	(2,463)	654
Depreciation and amortization expense	382	807	—	51	1,240
Capital expenditures	499	4	—	55	558
Total assets(1)	33,899	40,061	17,349	43,430	134,739

	Nine Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$69,033	$69,382	$(30,973)	$(925)	$106,517
Gross profit (loss)	10,348	5,243	(35,955)	—	(20,364)
Operating income (loss)	8,187	4,443	(39,268)	(5,920)	(32,558)
Depreciation and amortization expense	1,440	2,460	—	215	4,115
Capital expenditures	508	1,111	—	82	1,701
Total assets(1)	30,407	44,372	727	45,096	120,602

	Nine Months Ended September 30, 2022
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$65,413	$31,885	$7,314	$(431)	$104,181
Gross profit (loss)	8,295	(2,064)	(759)	—	5,472
Operating income (loss)	5,912	787	(3,965)	(6,529)	(3,795)
Depreciation and amortization expense	1,128	2,436	—	200	3,764
Capital expenditures	817	160	—	55	1,032
Total assets(1)	33,899	40,061	17,349	43,430	134,739

(1)
Cash and short-term investments are reported within our Corporate Division.

7. SUBSEQUENT EVENTS

On October 4, 2023, we resolved our MPSV Litigation, resulting in a charge of $32.5 million during both the three and nine months ended September 30, 2023. In addition, on November 6, 2023, we entered into the Settlement Agreement, Note Agreement and an amendment to the Mortgage Agreement, and the Restrictive Covenant Agreement was terminated. See Note 3 for further discussion of the Mortgage Agreement amendment and Restrictive Covenant Agreement termination, and Note 4 for further discussion of the resolution of our MPSV Litigation, the Settlement Agreement, the Note Agreement and the associated impacts for the three and nine months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Financial Statements and the related notes thereto. References to “Notes” relate to the Notes to our Financial Statements in Item 1. References to “nm” relate to percentage references that are not considered meaningful. Certain terms are defined in the “Glossary of Terms” beginning on page ii.

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to operating results, timing of delivery of vessels related to the Active Retained Shipyard Contracts and subsequent wind down of our Shipyard Division operations; impacts of the resolution of the MPSV Litigation; diversification and entry into new end markets; improvement of risk profile; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; liquidity; tax rates; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions (including global shipping and logistics challenges), inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises (such as COVID-19), labor costs and geopolitical conflicts (such as the conflict in Ukraine and the Israel-Hamas conflict), and the related volatility in oil and gas prices and other factors impacting the global economy; cyclical nature of the oil and gas industry; our ability to resolve any material legal proceedings; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and availability and limits on insurance coverage; operability and adequacy of our major equipment; recoveries of any insurance proceeds for previous damage at our Houma Facilities; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; focus on environmental, social and governance factors by institutional investors and regulators; and other factors described under “Risk Factors” in Part I, Item 1A of our 2022 Annual Report as updated in Item 1A “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2023 and as may be further updated by subsequent filings with the SEC.

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

On April 19, 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”) and intend to wind down our remaining Shipyard Division operations by the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). See Note 1 for further discussion of the Shipyard Transaction.

On December 1, 2021, we acquired a services and industrial staffing business (“DSS Acquisition,”) which increased our skilled workforce, further diversified our customer base and expanded our service offerings for our Services Division. See Note 1 for further discussion of the DSS Acquisition.

On October 4, 2023, we resolved our MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

Since 2008, the prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, resulting in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted as we experienced reductions in revenue, lower margins due to competitive pricing and under-utilization of our operating facilities and resources. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high), which positively impacted certain of our end markets. While oil and gas prices have somewhat stabilized, the duration of such stability is uncertain and difficult to predict.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, supply chain disruptions (including global shipping and logistics challenges that began in 2020), inflationary pressures, economic slowdowns and recessions, bank failures, natural disasters, public health crises (such as COVID-19), and geopolitical conflicts (such as the conflict in Ukraine and the Israel-Hamas conflict).

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 for further discussion of the impacts of the aforementioned on our projects. See also “Risk Factors” in Part I, Item 1A of our 2022 Annual Report as updated in Item 1A “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2023.

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

Efforts to reduce our risk profile – The completion of the Shipyard Transaction improved our risk profile by removing potential future risks associated with certain construction contracts that represented approximately 90% of our backlog with durations that extended through 2024. The Active Retained Shipyard Contracts have been or will be completed at our Houma Facilities and we are winding down our Shipyard Division operations, which is currently anticipated to occur by the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). See Note 1 for further discussion of the Shipyard Transaction.

Efforts to preserve and improve our liquidity – We continue to take actions to preserve and improve our liquidity, including cost reduction initiatives, monetization of under-utilized assets and facilities, and an ongoing focus on project cash flow management. In addition, as a result of the Shipyard Transaction and anticipated wind down of our Shipyard Division operations, our bonding, letters of credit and working capital requirements for our remaining Shipyard Division operations were significantly reduced. See Note 1 for further discussion of the Shipyard Transaction and Note 3 for further discussion of our outstanding bonds and letters of credit.

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
•
Completion of Shipyard Transaction and anticipated wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and intend to wind down our Shipyard Division operations upon completion of the Active Retained Shipyard Contracts, which is currently anticipated to occur by the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2). The Shipyard Transaction and wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 1 for further discussion of the Shipyard Transaction.
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
•
Oil and gas prices and the level of volatility in such prices, including the impact of macroeconomic conditions, geopolitical conflicts (such as the conflict in Ukraine and the Israel-Hamas conflict) and any current or future public health crises (such as COVID-19);
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

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution, including the replacement of our cancelled offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs and availability of craft labor due to industry labor constraints. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, “Results of Operations” below and Note 2 for further discussion of our project impacts, and “New Project Awards and Backlog” below and Note 2 for further discussion of the project cancellation.

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

New Project Awards and Backlog

New project awards represent expected revenue values of commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at September 30, 2023, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by Division for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Services	$22,776	$22,110	$68,578	$64,572
Fabrication	16,589	116,926	46,733	136,948
Shipyard	(718)	380	(1,067)	1,213
Eliminations	(230)	(254)	(925)	(431)
Total	$38,417	$139,162	$113,319	$202,302

Backlog by Division at September 30, 2023 and December 31, 2022, is as follows (in thousands):

	September 30, 2023		December 31, 2022
	Amount	Labor Hours	Amount	Labor Hours
Services	$867	8	$1,322	20
Fabrication(1)	11,507	119	110,287	613
Shipyard(2)	726	2	3,272	22
Total(3)	$13,100	129	$114,881	655

(1)
In February 2023, we received direction from our customer to suspend all activities on our offshore jackets project for our Fabrication Division, and in July 2023, the customer cancelled the contract. Accordingly, during the second quarter 2023, our backlog was reduced by $76.1 million to reflect the estimated revenue amount that will not be recognized due to the cancellation. See Note 2 for further discussion of the project cancellation.
(2)
At September 30, 2023, backlog for our Shipyard Division included the following significant projects:
(i)
Construction of a forty-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. At September 30, 2023, the vessel was substantially complete and we expect final completion of the vessel in the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2);
(ii)
Construction of a seventy-vehicle ferry for our Shipyard Division that is being performed primarily on a fixed-price basis. At September 30, 2023, the vessel was substantially complete and we expect final completion of the vessel in the fourth quarter 2023 (previously the third quarter 2023, but was delayed and is subject to the potential schedule impacts discussed in Note 2).
(3)
Based on our current estimates we expect to recognize revenue of approximately $12.6 million and $0.5 million for the remainder of 2023 and 2024, respectively, associated with our backlog at September 30, 2023. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$38,417	$139,162	$(100,745)

Revenue	$5,023	$39,593	$(34,570)
Cost of revenue	34,902	35,373	471
Gross profit (loss)	(29,879)	4,220	(34,099)
Gross profit (loss) percentage	nm	10.7%
General and administrative expense	4,080	4,510	430
Other (income) expense, net	(324)	(944)	(620)
Operating income (loss)	(33,635)	654	(34,289)
Interest (expense) income, net	397	(46)	443
Income (loss) before income taxes	(33,238)	608	(33,846)
Income tax (expense) benefit	3	(10)	13
Net income (loss)	$(33,235)	$598	$(33,833)

References below to 2023 and 2022 refer to the three months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $38.4 million and $139.2 million, respectively. New project awards for both periods were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

The 2022 period also included an award for the fabrication of jacket foundations for an offshore project (which was cancelled by the customer in July 2023) for our Fabrication Division.

Revenue – Revenue for 2023 and 2022 was $5.0 million and $39.6 million, respectively, representing a decrease of 87.3%. The decrease was primarily due to:

•
Lower revenue for our Shipyard Division of $34.6 million (including negative revenue for the 2023 period), primarily attributable to:
−
The reversal of $32.5 million of previously recognized revenue resulting from the resolution of our MPSV Litigation, and
−
Lower revenue for our seventy-vehicle ferry and forty-vehicle ferry projects, which are completed or nearing completion, and
•
Lower revenue for our Fabrication Division of $0.5 million, primarily attributable to:
−
Lower revenue for our offshore jackets project (which was cancelled in July 2023), offset partially by,
−
Higher small-scale fabrication activity, offset partially by,
•
Higher revenue for our Services Division of $0.4 million, primarily attributable to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross loss for 2023 was $29.9 million and gross profit for 2022 was $4.2 million (10.7% of revenue). Gross loss for 2023 was primarily impacted by:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation for our Shipyard Division,
•
Project charges of $1.5 million on our seventy-vehicle ferry project and remaining forty-vehicle ferry project for our Shipyard Division,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division and, to a lesser extent, our resources for our Shipyard Division, and
•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and were subject to our previous MPSV Litigation for our Shipyard Division, offset partially by,
•
Project improvements of $0.7 million for our Fabrication Division, and
•
A strong market and demand for the services provided by our Services Division.

The gross loss for 2023 relative to gross profit for 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023 for our Shipyard Division,
•
The aforementioned project charges of $1.5 million for 2023 for our Shipyard Division, and
•
An increase in the under-recovery of overhead costs for our Fabrication Division, offset partially by,
•
Higher revenue for our Services Division,
•
A higher margin mix for our Fabrication Division and Services Division, and
•
Lower property and equipment insurance costs for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $4.1 million and $4.5 million, respectively, representing a decrease of 9.5%. The decrease was primarily due to lower legal and advisory fees associated with our previous MPSV Litigation for our Shipyard Division. General and administrative expense included legal and advisory fees of $0.9 million and $1.2 million for 2023 and 2022, respectively, associated with our previous MPSV Litigation, which are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.3 million and $0.9 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 was primarily due to:

•
Gains of $0.3 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division,
•
Gains on the sales of equipment and scrap materials for our Fabrication Division, and
•
Miscellaneous income items for our Shipyard Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division, and
•
Charges of $0.1 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and were subject to our previous MPSV Litigation for our Shipyard Division.

Other income for 2022 was primarily due to:

•
Gains of $1.3 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division.

See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2023 and 2022 was income of $0.4 million and expense of less than $0.1 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility and on our Insurance Finance Arrangements. The income for 2023 relative to expense for 2022 was primarily due to higher interest earned on our cash and short-term investment balances for the 2023 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax benefit was recorded for our loss for 2023 as a full valuation allowance was recorded against our net deferred tax assets generated during the period, and no federal income tax expense was recorded for our income for 2022 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$22,776	$22,110	$666

Revenue	$22,976	$22,569	$407
Gross profit	3,260	3,163	97
Gross profit percentage	14.2%	14.0%
General and administrative expense	701	791	90
Other (income) expense, net	(18)	(18)	—
Operating income	2,577	2,390	187

References below to 2023 and 2022 refer to the three months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $22.8 million and $22.1 million, respectively, and were primarily related to offshore services work, with the increase primarily due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $23.0 million and $22.6 million, respectively, representing an increase of 1.8%. The increase was primarily due to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

Gross profit – Gross profit for 2023 and 2022 was $3.3 million (14.2% of revenue) and $3.2 million (14.0% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix (including the benefit of our welding enclosures business line).

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.7 million and $0.8 million, respectively, representing a decrease of 11.4%. The decrease was primarily due to timing of expenses.

Fabrication Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$16,589	$116,926	$(100,337)

Revenue	$14,979	$15,429	$(450)
Gross profit	1,217	1,326	(109)
Gross profit percentage	8.1%	8.6%
General and administrative expense	448	507	59
Other (income) expense, net	(135)	(1,301)	(1,166)
Operating income	904	2,120	(1,216)

References below to 2023 and 2022 refer to the three months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $16.6 million and $116.9 million, respectively, and were primarily related to small-scale fabrication work. The 2022 period also included an award for the fabrication of jacket foundations for an offshore project (which was cancelled by the customer in July 2023).

Revenue – Revenue for 2023 and 2022 was $15.0 million and $15.4 million, respectively, representing a decrease of 2.9%. The decrease was primarily due to:

•
Lower revenue for our offshore jackets project (which was cancelled in July 2023), offset partially by,
•
Higher small-scale fabrication activity.

Gross profit – Gross profit for 2023 and 2022 was $1.2 million (8.1% of revenue) and $1.3 million (8.6% of revenue), respectively. Gross profit for 2023 was primarily impacted by:

•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•
Project improvements of $0.7 million related to favorable resolution of customer change orders.

The decrease in gross profit for 2023 relative to 2022 was primarily due to:

•
An increase in the under-recovery of overhead costs due to lower recoveries resulting from the cancellation of our offshore jackets project in July 2023, offset partially by,
•
A higher margin mix associated with our small-scale fabrication work,
•
The aforementioned project improvements of $0.7 million for 2023, and
•
Lower property and equipment insurance costs.

See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.4 million and $0.5 million, respectively, representing a decrease of 11.6%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.1 million and $1.3 million, respectively. Other income for 2023 was primarily due to:

•
Gains of $0.3 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2022 was primarily due to gains of $1.3 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities. See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(718)	$380	$(1,098)

Revenue	$(32,702)	$1,849	$(34,551)
Gross loss	(34,356)	(269)	(34,087)
Gross loss percentage	nm	(14.5)%
General and administrative expense	857	1,193	336
Other (income) expense, net	(96)	(69)	27
Operating loss	(35,117)	(1,393)	(33,724)

References below to 2023 and 2022 refer to the three months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were negative $0.7 million and $0.4 million, respectively. The negative new project awards for 2023 were due to liquidated damages and contract price adjustments for our seventy-vehicle ferry and remaining forty-vehicle ferry project.

Revenue – Revenue for 2023 and 2022 was negative $32.7 million and $1.8 million, respectively. The decrease was primarily due to:

•
The reversal of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversals were primarily due to:
−
The write-off of a $12.5 million noncurrent net contract asset associated with the construction contracts subject to the MPSV Litigation, and
−
A charge of $20.0 million resulting from the Note Agreement entered into with Zurich in connection with the resolution of our MPSV Litigation.
•
No revenue for our forty-vehicle ferry project that was substantially completed in the fourth quarter 2022 and accepted by the customer in the second quarter 2023,
•
Lower revenue for our remaining forty-vehicle ferry project, which is nearing completion, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion.

See Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement.

Gross loss – Gross loss for 2023 and 2022 was $34.4 million and $0.3 million (14.5% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation,
•
Project charges of $1.5 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project,
•
Holding costs of $0.2 million related to the two MPSVs that remain in our possession and were subject to our previous MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects are nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023,
•
The aforementioned project charges of $1.5 million for 2023, and
•
An increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects are nearing completion.

See Note 2 for further discussion of our project impacts and Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement.

General and administrative expense – General and administrative expense for 2023 and 2022 was $0.9 million and $1.2 million, respectively, representing a decrease of 28.2%. General and administrative expense relates to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.1 million and $0.1 million, respectively. Other income for 2023 was primarily due to:

•
Miscellaneous income items, offset partially by,
•
Charges of $0.1 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which remain in our possession and were subject to our previous MPSV Litigation.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Corporate Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(230)	$(254)	$24

Revenue (eliminations)	$(230)	$(254)	$24
Gross profit	—	—	—
General and administrative expense	2,074	2,019	(55)
Other (income) expense, net	(75)	444	519
Operating loss	(1,999)	(2,463)	464

References below to 2023 and 2022 refer to the three months ended September 30, 2023 and 2022, respectively.

General and administrative expense – General and administrative expense for 2023 and 2022 was $2.1 million and $2.0 million, respectively, representing an increase of 2.7%.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.1 million and expense of $0.4 million, respectively. Other expense for 2022 was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party.

Comparison of the Nine Months Ended September 30, 2023 and 2022 (in thousands in each table, except for percentages):

Consolidated

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$113,319	$202,302	$(88,983)

Revenue	$106,517	$104,181	$2,336
Cost of revenue	126,881	98,709	(28,172)
Gross profit (loss)	(20,364)	5,472	(25,836)
Gross profit (loss) percentage	(19.1)%	5.3%
General and administrative expense	12,883	12,965	82
Other (income) expense, net	(689)	(3,698)	(3,009)
Operating loss	(32,558)	(3,795)	(28,763)
Interest (expense) income, net	1,057	(104)	1,161
Loss before income taxes	(31,501)	(3,899)	(27,602)
Income tax (expense) benefit	9	(2)	11
Net loss	$(31,492)	$(3,901)	$(27,591)

References below to 2023 and 2022 refer to the nine months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $113.3 million and $202.3 million, respectively. New project awards for both periods were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

The 2022 period also included an award for the fabrication of jacket foundations for an offshore project (which was cancelled by the customer in July 2023) for our Fabrication Division.

Revenue – Revenue for 2023 and 2022 was $106.5 million and $104.2 million, respectively, representing an increase of 2.2%. The increase was primarily due to:

•
Higher revenue for our Services Division of $3.6 million, primarily attributable to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
•
Higher revenue for our Fabrication Division of $37.5 million, primarily attributable to:
−
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
−
Increased small-scale fabrication activity, offset partially by,
•
Lower revenue for our Shipyard Division of $38.3 million (including negative revenue for the 2023 period), primarily attributable to:
−
The reversal of $32.5 million of previously recognized revenue resulting from the resolution of our MPSV Litigation, and
−
Lower revenue for our seventy-vehicle ferry and forty-vehicle ferry projects, which are completed or nearing completion.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross loss for 2023 was $20.4 million (19.1% of revenue) and gross profit for 2022 was $5.5 million (5.3% of revenue). Gross loss for 2023 was primarily impacted by:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation for our Shipyard Division,
•
Project charges of $2.3 million on our seventy-vehicle ferry project and remaining forty-vehicle ferry project for our Shipyard Division,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division, and to a lesser extent, our resources for our Shipyard Division,
•
Holding costs of $0.7 million related to the two MPSVs that remain in our possession and were subject to our previous MPSV Litigation for our Shipyard Division, and
•
A low margin associated with procurement activities for our cancelled offshore jackets project prior to its suspension for our Fabrication Division, offset partially by,
•
Project improvements of $0.7 million for our Fabrication Division, and
•
A strong market and demand for the services provided by our Services Division.

The gross loss for 2023 relative to gross profit for 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023 for our Shipyard Division, and
•
The aforementioned project charges of $2.3 million for 2023 for our Shipyard Division, offset partially by,
•
Higher revenue for our Fabrication Division and Services Division,
•
A higher margin mix for our Fabrication Division and Services Division,
•
A decrease in the under-recovery of overhead costs for our Fabrication Division, and
•
The aforementioned project improvements of $0.7 million for 2023 for our Fabrication Division.

See “Operating Segments” below and Note 2 for further discussion of our project impacts and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $12.9 million and $13.0 million, respectively, representing a decrease of 0.6%. The decrease was primarily due to:

•
Lower administrative expense for our Fabrication Division and Services Division, offset partially by,
•
Higher legal and advisory fees associated with our previous MPSV Litigation for our Shipyard Division.

General and administrative expense included legal and advisory fees of $3.1 million and $2.9 million for 2023 and 2022, respectively, associated with our previous MPSV Litigation, which are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.7 million and $3.7 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 was primarily due to:

•
Gains of $0.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, and
•
Gains on the sales of equipment and scrap material for our Fabrication Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division, and
•
Charges of $0.4 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which remain in our possession and were subject to our previous MPSV Litigation for our Shipyard Division.

Other income for 2022 was primarily due to:

•
Gains of $4.4 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division, and
•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which remain in our possession and were subject to our previous MPSV Litigation for our Shipyard Division.

See Note 2 for further discussion of the impacts of Hurricanes Ida.

Interest (expense) income, net – Interest (expense) income, net for 2023 and 2022 was income of $1.1 million and expense of $0.1 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility and on our Insurance Finance Arrangements. The income for 2023 relative to expense for 2022 was primarily due to higher interest earned on our cash and short-term investment balances for the 2023 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax benefit was recorded for our losses for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Services Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$68,578	$64,572	$4,006

Revenue	$69,033	$65,413	$3,620
Gross profit	10,348	8,295	2,053
Gross profit percentage	15.0%	12.7%
General and administrative expense	2,203	2,280	77
Other (income) expense, net	(42)	103	145
Operating income	8,187	5,912	2,275

References below to 2023 and 2022 refer to the nine months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $68.6 million and $64.6 million, respectively, and were primarily related to offshore services work, with the increase due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $69.0 million and $65.4 million, respectively, representing an increase of 5.5%. The increase was primarily due to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

Gross profit – Gross profit for 2023 and 2022 was $10.3 million (15.0% of revenue) and $8.3 million (12.7% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix (including the benefit of our welding enclosures business line).

General and administrative expense – General and administrative expense for 2023 and 2022 was $2.2 million and $2.3 million, respectively, representing a decrease of 3.4%.

Other (income) expense, net – Other (income) expense, net for 2022 was expense of $0.1 million.

Fabrication Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$46,733	$136,948	$(90,215)

Revenue	$69,382	$31,885	$37,497
Gross profit (loss)	5,243	(2,064)	7,307
Gross profit (loss) percentage	7.6%	(6.5)%
General and administrative expense	1,438	1,699	261
Other (income) expense, net	(638)	(4,550)	(3,912)
Operating income	4,443	787	3,656

References below to 2023 and 2022 refer to the nine months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were $46.7 million and $136.9 million, respectively, and were primarily related to small-scale fabrication work. The 2022 period also included an award for the fabrication of jacket foundations for an offshore project (which was cancelled by the customer in July 2023).

Revenue – Revenue for 2023 and 2022 was $69.4 million and $31.9 million, respectively, representing an increase of 117.6%. The increase was primarily due to:

•
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
•
Higher small-scale fabrication activity.

Gross profit (loss) – Gross profit for 2023 was $5.2 million (7.6% of revenue) and gross loss for 2022 was $2.1 million (6.5% of revenue). Gross profit for 2023 was primarily impacted by:

•
A low margin associated with procurement activities for our cancelled offshore jackets project prior to its suspension, and
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours, offset partially by,
•
Project improvements of $0.7 million related to favorable resolution of customer change orders.

The gross profit for 2023 relative to the gross loss for 2022 was primarily due to:

•
Higher revenue,
•
A decrease in the under-recovery of overhead costs due an increase in work hours associated with our small-scale fabrication work and recoveries associated with our offshore jackets project prior to its cancellation, and
•
A higher margin mix associated with our small-scale fabrication work.

The Fabrication Division utilization for 2023 and 2022 benefited by $0.1 million and $0.6 million, respectively, from providing resources and facilities to our Shipyard Division for our seventy-vehicle ferry and forty-vehicle ferry projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.4 million and $1.7 million, respectively, representing a decrease of 15.4%. The decrease was primarily due to various cost savings.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.6 million and $4.6 million, respectively. Other income for 2023 was primarily due to:

•
Gains of $0.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2022 was primarily due to gains of $4.4 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Shipyard Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(1,067)	$1,213	$(2,280)

Revenue	$(30,973)	$7,314	$(38,287)
Gross loss	(35,955)	(759)	(35,196)
Gross loss percentage	nm	(10.4)%
General and administrative expense	3,107	2,939	(168)
Other (income) expense, net	206	267	61
Operating loss	(39,268)	(3,965)	(35,303)

References below to 2023 and 2022 refer to the nine months ended September 30, 2023 and 2022, respectively.

New project awards – New project awards for 2023 and 2022 were negative $1.1 million and $1.2 million, respectively. The negative new project awards for 2023 were due to liquidated damages and contract price adjustments for our seventy-vehicle ferry and remaining forty-vehicle ferry project.

Revenue – Revenue for 2023 and 2022 was negative $31.0 million and $7.3 million, respectively. The decrease was primarily due to:

•
The reversal of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversals were primarily due to:
−
The write-off of a $12.5 million noncurrent net contract asset associated with the construction contracts subject to the MPSV Litigation, and
−
A charge of $20.0 million resulting from the Note Agreement entered into with Zurich in connection with the resolution of our MPSV Litigation.
•
Lower revenue for our forty-vehicle ferry project that was substantially completed in the fourth quarter 2022 and accepted by the customer in the second quarter 2023,
•
Lower revenue for our remaining forty-vehicle ferry project, which is nearing completion, and
•
Lower revenue for our seventy-vehicle ferry project, which is nearing completion.

See Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement.

Gross loss – Gross loss for 2023 and 2022 was $36.0 million and $0.8 million (10.4% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation,
•
Project charges of $2.3 million related to forecast cost increases and liquidated damages on our seventy-vehicle ferry project and remaining forty-vehicle ferry project,
•
Holding costs of $0.7 million related to the two MPSVs that remain in our possession and were subject to our previous MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects are nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023,
•
The aforementioned project charges of $2.3 million for 2023, and
•
An increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects are nearing completion.

See Note 2 for further discussion of our project impacts and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $3.1 million and $2.9 million, respectively, representing an increase of 5.7%. General and administrative expense relates to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was expense of $0.2 million and $0.3 million, respectively. Other expense for 2023 was primarily due to:

•
Charges of $0.4 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and were subject to our previous MPSV Litigation, offset partially by,
•
Miscellaneous income items.

Other expense for 2022 was primarily due to charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs which are in our possession and were subject to our previous MPSV Litigation.

Corporate Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(925)	$(431)	$(494)

Revenue (eliminations)	$(925)	$(431)	$(494)
Gross profit	—	—	—
General and administrative expense	6,135	6,047	(88)
Other (income) expense, net	(215)	482	697
Operating loss	(5,920)	(6,529)	609

References below to 2023 and 2022 refer to the nine months ended September 30, 2023 and 2022, respectively.

General and administrative expense – General and administrative expense for 2023 and 2022 was $6.1 million and $6.0 million, respectively, representing an increase of 1.5%.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.2 million and expense of $0.5 million, respectively. Other expense for 2022 was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At September 30, 2023, our cash, cash equivalents, short-term investments and restricted cash totaled $41.8 million, as follows (in thousands):

September 30, 2023
Cash and cash equivalents	$25,125
Short-term investments(1)	15,437
Available cash, cash equivalents and short-term investments	40,562
Restricted cash, current	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$41,759

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

At September 30, 2023, our working capital was $59.2 million and included $41.8 million of cash, cash equivalents, short-term investments and restricted cash. Excluding cash, cash equivalents, short-term investments and restricted cash, our working capital at September 30, 2023 was $17.5 million, and consisted of: net contract assets and contract liabilities of $0.8 million; contract receivables and retainage of $35.7 million; inventory, prepaid expenses and other current assets of $5.8 million; and accounts payable, accrued expenses and other current liabilities of $24.8 million. The components of our working capital (excluding cash, cash equivalents, short-term investments and restricted cash) at September 30, 2023 and December 31, 2022, and changes in such amounts during the nine months ended September 30, 2023, were as follows (in thousands):

	September 30, 2023	December 31, 2022	Change(3)
Contract assets	$4,305	$4,839	$(534)
Contract liabilities(1)	(3,534)	(8,196)	4,662
Contracts in progress, net(2)	771	(3,357)	4,128
Contract receivables and retainage, net	35,684	29,427	6,257
Prepaid expenses, inventory and other current assets	5,778	8,074	(2,296)
Accounts payable, accrued expenses and other current liabilities	(24,762)	(22,593)	(2,169)
Total	$17,471	$11,551	$5,920

(1)
Contract liabilities at September 30, 2023 and December 31, 2022, includes accrued contract losses of $0.4 million and $1.6 million, respectively, associated primarily with the Active Retained Shipyard Contracts.
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

Cash Flow Activity (in thousands)

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(172)	$(18,825)
Net cash used in investing activities	(6,591)	(6,720)
Net cash used in financing activities	(1,739)	(1,084)

Operating Activities – Cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $0.2 million and $18.8 million, respectively, and was primarily due to the net impacts of the following:

2023 Activity

•
Net loss adjusted for depreciation and amortization of $4.1 million, gain from net changes in allowance for doubtful accounts and credit losses of $0.4 million, gain on the sale of fixed assets of $0.2 million, gain on insurance recoveries of $0.2 million and stock-based compensation expense of $1.5 million;
•
Decrease in contract assets of $0.5 million related to the timing of billings on projects, primarily due to decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division, offset partially by increased unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $4.7 million, primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $6.5 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Fabrication Division and Services Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.8 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3;
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million, primarily due to the timing of payments and increased accounts payable positions on various projects for our Fabrication Division. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 3; and
•
Change in noncurrent assets and liabilities, net of $31.9 million, primarily due to the write-off of a $12.5 million noncurrent net contract asset, and recording of a $20.0 million noncurrent contract liability, associated with the resolution of our MPSV Litigation. The contract liability was replaced with the Note Agreement on November 6, 2023. See Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement.

2022 Activity

•
Net loss adjusted for depreciation and amortization of $3.8 million, non-cash asset impairments of $0.5 million, gain on the sale of fixed assets of $0.1 million, gain on insurance recoveries of $1.2 million and stock-based compensation expense of $1.5 million;
•
Increase in contract assets of $3.0 million related to the timing of billings on projects, primarily due to increased unbilled positions on our seventy-vehicle ferry and forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $2.4 million, primarily due to a decrease in accrued contract losses and the unwind of advance payments on our forty-vehicle ferry projects for our Shipyard Division;
•
Increase in contract receivables and retainage of $17.0 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Services Division and Fabrication Division;
•
Increase in prepaid expenses, inventory and other assets of $1.2 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million, primarily due to the timing of payments and increased accounts payable positions on various projects for our Services Division and Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.7 million.

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2023 and 2022 was $6.6 million and $6.7 million, respectively. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.5 million and capital expenditures of $1.7 million, offset partially by recoveries from insurance claims of $0.2 million, and proceeds from the sale of fixed assets of $0.4 million. Cash used in investing activities for 2022 was primarily due to net purchases of short-term investments of $9.8 million and capital expenditures of $1.0 million, offset partially by proceeds from the Shipyard Transaction of $0.9 million, recoveries from insurance claims of $1.2 million, and proceeds from the sale of fixed assets of $2.0 million. See Note 1 for further discussion of the Shipyard Transaction and Note 2 for further discussion of our insurance claims associated with Hurricane Ida.

Financing Activities – Cash used in financing activities for the nine months ended September 30, 2023 and 2022 was $1.7 million and $1.1 million, respectively. Cash used in financing activities for 2023 and 2022 was primarily due to payments on our Insurance Finance Arrangements of $1.3 million and $1.0 million, respectively, and tax payments made on behalf of employees from vested stock withholdings. See Note 3 for further discussion of our Insurance Finance Arrangements.

Credit Facilities

See Note 3 for discussion of our LC Facility, Surety Bonds, Insurance Finance Arrangements, Mortgage Agreement and Restrictive Covenant Agreement and Note 4 for discussion of our Note Agreement.

Registration Statement

We have a shelf registration statement that is effective with the SEC that expires on August 24, 2026. The shelf registration statement enables us to issue up to $200.0 million in either debt or equity securities, or a combination thereof, from time to time subsequent to the filing of a prospectus supplement, which among other things, identifies the underwriter, dealer or agent, specifies the number and value of securities that may be sold, and provides a time frame over which the securities may be offered.

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, improved project cash flow management and the completion of the Shipyard Transaction. The primary uses of our liquidity for the remainder of 2023 and the foreseeable future are to fund:

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
•
Interest and principal payments on the Note Agreement entered into in connection with the resolution of our MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation and the Note Agreement;
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Initiatives to diversify and enhance our business; and
•
Costs associated with the impacts of Hurricane Ida, including uninsured losses, if any, as well as repair costs for buildings and equipment for which insurance payments have previously been received from our insurance carriers.

We anticipate capital expenditures of approximately $2.0 million for the remainder of 2023, excluding any future expenditures for deductibles and uninsured losses, if any, associated with damage caused by Hurricane Ida, that may be determined to be capital items. Further investments in facilities may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at September 30, 2023, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for at least twelve months from the date of this Report. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2023 and 2024, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the third quarter 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including the resolution of our MPSV Litigation, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report, except as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2023.

Item 5. Other Information.

On November 6, 2023 we entered into the Note Agreement in the principal amount of $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum commencing on January 1, 2024, with principal and interest payable in 15 equal annual installments of approximately $1.7 million, beginning on December 31, 2024 and ending on December 31, 2038. See Note 3 of our Financial Statements in Part I, Item 1 for discussion of the related amendment to the Mortgage Agreement and termination of the Restrictive Covenant Agreement, and Note 4 of our Financial Statements in Part I, Item 1 for further discussion of the Note Agreement. A copy of the Note Agreement, Mortgage Agreement amendment and Restrictive Covenant Agreement termination are filed with this Report as Exhibits 10.1, 10.2 and 10.3, respectively.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
10.1

Secured Promissory Note by and among Gulf Island Fabrication, Inc. and all of its subsidiaries, as payors, and Zurich American Insurance Company and Fidelity and Deposit Company of Maryland, as payees, dated November 6, 2023.*

10.2

Amendment to Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C. and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated November 6, 2023.*

10.3

Nullification of Restrictive Covenant Regarding Restricted Payments by and among Gulf Island Fabrication, Inc., Gulf Island, L.L.C., Gulf Island Shipyards, LLC, Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, dated November 6, 2023.*

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: November 7, 2023