Form 10-K
period 2023-12-31
GULF ISLAND FABRICATION INC
filed 2024-03-08
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2023 was $37,696,000.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024, was 16,197,031.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be prepared for use in connection with the registrant’s 2024 annual meeting of shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2023 (“2023 Annual Report” or “this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2022 Annual Report	Our annual report for the year ended December 31, 2022, filed with the SEC on Form 10-K on March 28, 2023.

2022 Financial Statements	Our Financial Statements for the year ended December 31, 2022 and related notes, included in our 2022 Annual Report.

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Board	Board of Directors.

Cash-Settled RSUs	RSUs settled in cash.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

COVID-19	The global coronavirus pandemic.

deck

The component of a platform on which drilling, production, separating, gathering, piping, compression, well support, crew quartering and other functions related to offshore oil and gas development are conducted.

DTA(s)	Deferred Tax Asset(s).

EPC	Engineering, Procurement and Construction.

ESG	Environmental, Social and Governance.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

FDC	Fidelity & Deposit Company of Maryland.

Ferry Projects

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

GAAP	Generally Accepted Accounting Principles in the U.S.

GIS	Gulf Island Shipyards, LLC.

GOM	Gulf of Mexico.

Gulf Coast	Along the coast of the Gulf of Mexico.

Hornbeck	Hornbeck Offshore Services, LLC.

Houma AHFS	Certain property sold in February 2024 that was part of our Houma Facilities, which was classified as an asset held for sale on our Balance Sheet at December 31, 2023.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

inland	Typically, bays, lakes and marshy areas.

Insurance Finance Arrangements	Short-term finance arrangements for insurance premiums associated with our property and equipment and general liability insurance coverages.

ISO	International Standard Organization based in Geneva, Switzerland.

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

Mortgage Agreement

Multiple indebtedness mortgage arrangement with Zurich, to secure our obligations and liabilities under our Note Agreement and general indemnity agreement with Zurich associated with an outstanding surety bond for our forty-vehicle ferry projects. The mortgage arrangement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

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

Note Agreement

Promissory note entered into with Zurich on November 6, 2023, in connection with the resolution of our MPSV Litigation, pursuant to which we will pay Zurich $20.0 million, plus interest at a fixed rate of 3.0% per annum, payable in 15 equal annual installments beginning on December 31, 2024.

NOL(s)	Net operating loss(es) that are available to offset future taxable income, subject to certain limitations.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

OPEC	Organization of the Petroleum Exporting Countries.

Performance Bonds

The performance bonds issued by Zurich in connection with the construction of two MPSVs that were subject to our MPSV Litigation, for which the face amount of the bonds totaled $50.0 million, and for which the obligations under the performance bonds were terminated on November 6, 2023, in connection with the Settlement Agreement and Note Agreement.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

PPP Loan	Our previous loan from Whitney Bank forgiven pursuant to the Paycheck Protection Program.

Restrictive Covenant Agreement

Our previous restrictive covenant arrangement with Zurich to secure our obligations and liabilities under our general indemnity agreement with Zurich associated with outstanding surety bonds for certain contracts that precluded us from paying dividends or repurchasing shares of our common stock, which was terminated on November 6, 2023, in connection with the Settlement Agreement and Note Agreement.

RSUs	Restricted Stock Units.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Settlement Agreement

Agreement entered into with Zurich on November 6, 2023, in connection with the resolution of our MPSV Litigation, pursuant to which, among other things, Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich.

Share Repurchase Program	Share repurchase program authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024.

Shipyard Division	Our Shipyard reportable segment.

Shipyard Transaction

The sale of our Shipyard Division’s operating assets and certain construction contracts in the second quarter 2021, which excluded the contracts and related obligations for our Ferry Projects and the contracts and related obligations for the projects that were subject to our MPSV Litigation.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to operating results; diversification and entry into new end markets; improvement of risk profile; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; tax rates; implementation of our share repurchase program; liquidity; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The timing and amount of any share repurchases will be at the discretion of management and will depend on a variety of factors including, but not limited to, our operating performance, cash flow and financial position, the market price of our common stock and general economic and market conditions. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; cyclical nature of the oil and gas industry; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and availability and limits on insurance coverage; operability and adequacy of our major equipment; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to execute our share repurchase program and enhance shareholder value; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; and other factors described under “Risk Factors” in Part I, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

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

Description of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a Louisiana corporation, which was incorporated in 1985. We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See “Overview” section in Item 7 for discussion of our current business and outlook.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, in the second quarter 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which is anticipated to occur in the first quarter 2025. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

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

Facilities and Equipment

Houma Facilities – Our fabrication and primary administrative and operating facilities are located in Houma, Louisiana (“Houma Facilities”) on approximately 160 acres on the east bank of the Houma Navigation Canal, approximately 30 miles from the Gulf of Mexico (“GOM”). The owned facility includes approximately 73,000 square feet of administrative and operations facilities, 242,000 square feet of covered fabrication facilities, 90,000 square feet of warehouse facilities, and 16,000 square feet of blasting and coating facilities. It also has 3,305 linear feet of water frontage, including 2,056 feet of steel bulkheads. Buildings and equipment that are significant to our Houma Facilities include:

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
•
various civil construction equipment.

In February 2024, we sold certain property of our Fabrication Division that was part of our Houma Facilities. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. The Houma AHFS are excluded from the property description discussed above. See Note 3 and “Overview” in Item 7 for further discussion of our Houma AHFS.

We have a Mortgage Agreement associated with the real estate of our Houma Facilities that secures our obligations and liabilities under our Note Agreement and general indemnity agreement with Zurich associated with an outstanding surety bond for our forty-vehicle ferry projects. See Note 4 and “Liquidity and Capital Resources” in Item 7 for further discussion of our Mortgage Agreement and Note Agreement.

Other Facilities – Our other administrative and operating facilities (together with our Houma Facilities, “Facilities”) include:

•
Ingleside Facility – Owned warehouse and operating facility located in Ingleside, Texas, consisting of approximately 10,000 square feet of buildings on approximately 4.0 acres.
•
Harvey Facility – Leased warehouse and operating facility located in Harvey, Louisiana, consisting of approximately 12,000 square feet of buildings on approximately 1.5 acres.
•
Broussard Facility – Leased warehouse and operating facility located in Broussard, Louisiana, consisting of approximately 10,000 square feet of buildings on approximately 2.5 acres.
•
Other – Leased administrative offices in The Woodlands, Texas and New Iberia, Louisiana.

Materials, Supplies and Subcontractors

The principal materials and supplies used in our operations across all our divisions include standard steel shapes, steel plate, steel pipe, welding gases, welding wire, fuel, oil and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the pricing, availability and delivery schedules offered by our suppliers may vary significantly from year to year due to various factors, including supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, public health crises, geopolitical conflicts, foreign currency exchange rate fluctuations, supplier consolidations, supplier raw material shortages, customer demand, and any duties and tariffs imposed on the materials or other import restrictions. In 2023, we continued to experience increased costs of materials and supplies due to inflation and continued supply chain delays and shortages. While pricing and availability of materials and supplies did not significantly impact our results in 2022 or 2023, these issues may continue and may have a more significant impact on our results in 2024. See “Risk Factors” in Item 1A for further discussion of our use of raw materials and supplies and the impact of global macroeconomic conditions and geopolitical conditions on our operations.

The majority of the steel plate used in our operations arrives at our facilities in bulk, which we then cut into the form needed or roll into tubular sections in our rolling mill. Tubular sections can be welded together in long straight tubes to become legs or into shorter tubes to become part of a network of bracing. Various cuts and welds in the fabrication process are performed by computer-controlled equipment. We procure steel from both domestic and foreign mills. Delivery from domestic steel mills can take weeks or months and delivery from foreign steel mills, including transit time, can take several months. Additionally, the U.S. sometimes imposes tariffs on certain imported steel which can result in higher cost for foreign steel. To mitigate the risk of increasing cost of materials during the life of a contract, we often negotiate escalation clauses in our customer contracts for steel pricing adjustments tied to changes in relevant indices.

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

Employee Statistics – Our workforce varies based on our level of activity at any particular time. At December 31, 2023, we had 839 full-time employees and two part-time employees, compared to 874 full-time employees and one part-time employee at December 31, 2022. In addition, we often use independent contract labor to supplement our workforce, and at December 31, 2023 and 2022, we had 94 and 83, respectively, of independent contract labor personnel. None of our employees are employed under a collective bargaining agreement and we believe our relationship with our employees is favorable. Labor hours worked during 2023 and 2022 were 1.7 million and 1.7 million, respectively. See “Risk Factors” in Item 1A for further discussion of our use of contract labor and industry-wide labor constraints.

Recruitment, Training and Workforce Development – Our success depends on our ability to attract, develop, motivate and retain a highly-skilled workforce that includes craft labor as well as supervision and project management. To support the development of our workforce, we offer supervision and other training programs to educate and elevate the skillsets of our front-line leaders. We also provide internal hands-on technical fitting and welding training programs and instruction to develop our craft labor and maintain high quality standards. We have also created a succession plan for all senior leadership positions. During 2022, we were awarded a Texas Workforce Commission Skills Development grant. These funds enhance our ability to deliver on-demand technical training to help develop the next generation of skilled craft professionals in pipe fitting, welding, scaffold building, painting/blasting, equipment operation, and rigging in our rapidly growing industry. The grant enabled us to train 220 and 284 employees during 2023 and 2022, respectively. During 2022, we were also awarded an Incumbent Worker Training Program grant through the Louisiana Workforce Commission. This program provides supplemental funding for, among other things, skills, safety and environmental training through third-party providers for craft personnel and leadership. The grant enabled us to train 552 and 91 employees during 2023 and 2022, respectively.

Employee Benefits – Our compensation programs are designed to attract, motivate and retain our employees. We provide competitive base wages and salaries consistent with employee positions, skills and experience levels, and geographic locations. Employees are eligible to receive paid and unpaid leave and participate in our health insurance and life, disability and accident insurance programs. We also offer retirement benefits through our 401(k) plan, which includes discretionary Company-matching contributions. During 2023 and 2022, we conducted annual employee benefits surveys to gain a better understanding of how our various benefit programs are valued by our employees. The employee feedback indicated a desire for additional medical plan options, a preference for smartphone and email communication, and more education on health wellness and long-term care. As a result, we included a high-deductible health plan option and health savings account option in our benefit program offerings for 2023 and 2022, along with an identity theft benefit offering, and incorporated health wellness incentives and expanded education opportunities into our benefit program offerings for 2024.

Employee Engagement – During 2023 and 2022, we incorporated feedback from our employees into our training and safety programs and employee benefit program offerings. The feedback was gathered from our employee satisfaction and safety culture surveys performed during 2023, and our annual employee benefits survey conducted in 2023 and 2022, which provided employee perspectives on working for the Company and suggestions for improvements.

Diversity and Inclusion – Our commitment to diversity extends across all divisions and disciplines of our business. We leverage multiple platforms to expand our reach for diverse talent and also use recruiting sites focused on veterans and individuals with disabilities. At December 31, 2023 and 2022, approximately 54% and 51%, respectively, of our workforce were women or minorities. During each of 2023 and 2022, we conducted our annual leadership workshop for approximately 150 front-line leaders, respectively, that consisted of, among other things, a two-day interactive training on communication skills, mental health awareness, leading the “younger generations” and prevention of sexual harassment. During 2023, we also began tracking our annual spend with veteran and minority owned vendors in connection with our diversity, equity and inclusion initiatives.

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

During 2023 and 2022, we completed supervisor safety workshops that were delivered to leadership, including our front-line supervisors. The focus of these workshops is to drive a strong safety culture, incorporate human performance and risk tolerance principles, and emphasize the supervisor’s role in safety coaching and mentoring. During 2023 and 2022, we successfully trained approximately 100% and 98%, respectively, of our front-line supervision. We also continued to emphasize the “execution diamond”, a tool to drive our employees and contractors to plan, stop and think before engaging in an activity, perform appropriate risk assessments, and use their “stop work” authority. Our total recordable incident rate for 2023 and 2022 was 0.55 and 0.38, respectively. During 2023, and 2022, we also began tracking our “significant incident and fatality” potential incidents, which indicated our rate for 2023 and 2022 was 0.64 and 1.03, respectively.

We have a zero-tolerance policy for drugs and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees during our hiring process and periodic random screenings throughout employment. Additionally, we require our contractors to follow alcohol and drug screening policies substantially the same as our policy.

Our employees are given opportunities to be a part of a dedicated safety committee which is comprised of peer-elected craft employees and members of management to assist in supporting our efforts to continuously improve safety performance. A safety component is also included in our annual incentive program guidelines for our executive officers and other key employees. See “Risk Factors” in Item 1A for further discussion of the importance of safety in our operations.

Environmental

Our commitment to protecting the environment continues to be a strong principle that governs our work. We continuously look for ways to reduce our environmental impact, including a focus on protecting the land, water, and wildlife habitats in our surrounding communities, with an emphasis on spill prevention, water and waste management, air emissions and other natural resource conservation. We are further focused on energy efficiency and reducing our carbon footprint within our daily operations. During 2023 and 2022, we continued our efforts in managing and monitoring our air emissions, water discharges, energy consumption and greenhouse gases. This monitoring will allow us to establish baseline emission matrices based on the various types of fabrication projects we perform. During 2022, we also conducted hazardous waste minimization and pollution prevention training for our employees.

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

Our environmental management system is certified by ISO 14001:2015, which represents internationally recognized standards for environmental management overseen by the International Standard Organization (“ISO”) based in Geneva, Switzerland. This certification helps our management and employees ensure we are measuring and improving our environmental impact by improving the efficiency of our resources, consistently addressing environmental obligations and reducing waste and environmental risks. The certification helps us maintain our commitment to protecting the environment as a leader in the fabrication industry. The certification is based on a review of our programs and procedures and is subject to annual audit and full recertification every three years. The last audit of our certification occurred in March 2023. Our environmental management system was recertified in January 2024, and the certification is valid through January 2027.

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

Our quality management systems are certified by ISO 9001-2015, which represents internationally recognized standards for quality management. Similar to our environmental certification, this certification is based on a review of our programs and procedures and is subject to annual audit and full recertification every three years. Our quality management systems were audited and recertified in March 2023, and the certification is valid through March 2026. Our quality management systems are also certified by the American Institute of Steel Construction and American Society of Mechanical Engineers, for which the certifications are valid through July 2024 and November 2024, respectively.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year. For 2023, two customers accounted for 53% of our consolidated revenue (excluding the negative revenue charge associated with the resolution of our MPSV Litigation for our Shipyard Division), one of which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division and the other related to our offshore jackets project for our Fabrication Division. For 2022, two customers accounted for 48% of our consolidated revenue, which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division.

Contracting

Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate, time and materials (“T&M”) and cost-reimbursable, or a combination thereof. Our contracts primarily relate to certain service arrangements and the fabrication of steel structures and modules. Such contracts vary in duration depending on the size and complexity of the project.

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

Revenue for our short-term contracts (which includes revenue associated with our master services arrangements) and contracts that do not satisfy the criteria for revenue recognition over time is recognized when the work is performed or when control of the asset is transferred, the related costs are incurred and collection is reasonably assured. See Notes 1 and 2, “Risk Factors” in Item 1A, and “Critical Accounting Policies” in Item 7 for further discussion of our contracting terms and revenue recognition.

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2023, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. See “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog, and Notes 1 and 2, “Risk Factors” in Item 1A, and “Critical Accounting Policies” in Item 7, for further discussion of our contracting terms and revenue recognition.

Seasonality

Our operations may be subject to seasonal variations due to weather conditions, including any seasonal weather conditions that may increasingly arise due to the effects of climate change, and available daylight hours. Although we have large, covered fabrication facilities, a significant amount of our construction activities continue to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. See “Risk Factors” in Item 1A for further discussion of the impacts seasonal weather conditions and extreme adverse weather events have on our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices. Declines in oil and gas prices can create excess capacity and under-utilization of our competitor’s facilities, resulting in more intense competition in the bidding process for new project awards. Previous decreases in oil and gas prices have led many companies, including us, to reduce their skilled workforce. These reductions, with a subsequent increase in oil and gas prices, have created a competitive labor market, resulting in higher cost of labor, including increases in wage rates and the cost of recruiting and training to attract and retain qualified personnel. In addition, we expect to face increased competition as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and future onshore infrastructure projects where modular designed steel structures are core to the execution strategy. Further, there are numerous regional, national and global competitors that offer similar services to those offered by each of our operating divisions. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs and increased the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

Although we believe price and the contractor’s ability to meet a customer’s delivery schedule and project requirements are principal factors in determining which contractor is awarded a project, customers also consider, among other things, a contractor’s past project experience, the availability of technically capable personnel, facility capacity and location, production efficiency, condition of equipment, reputation, safety record, customer relations and financial strength. We believe that our strategic location, competitive pricing, expertise in fabricating and servicing onshore and offshore structures and facilities, and the certification of our facilities as ISO 9001-2015 will enable us to continue to compete effectively for projects. See “Risk Factors” in Item 1A for further discussion of the competitive landscape in the industries we serve.

Government and Environmental Regulation

Our operations and properties are subject to a wide variety of increasingly complex and stringent federal, state and local environmental laws and other regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of soil and groundwater contaminated by hazardous substances. Compliance with many of these laws is becoming increasingly complex, stringent and expensive. These laws may impose “strict liability” for damages to natural resources and threats to public health and safety, rendering a party liable for the environmental damage without regard to negligence or fault on the part of such party.

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

In addition, we could be affected by future laws or regulations, including those imposed in response to concerns over climate change, other aspects of the environment, or natural resources. Due to concerns that carbon dioxide, methane and certain other greenhouse gases may produce climate changes that have significant impacts on public health and the environment, various governmental authorities have considered and are continuing to consider the adoption of regulatory strategies and controls designed to reduce the emission of greenhouse gases resulting from regulated activities, which if adopted in areas where we conduct business, could require us or our customers to incur additional compliance costs, may result in delays in the pursuit of regulated activities, prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services. For example, the Inflation Reduction Act of 2022 imposes a federal fee on the emission of greenhouse gases. Further, in January 2024 the Biden administration issued an executive order temporarily pausing approvals for pending and future applications to export LNG from new projects, due to, among other things, greenhouse gas emissions.

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

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability, and worker’ compensation and USL&H. In connection with our insurance coverage renewal for our property and equipment during 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment. See “Risk Factors” in Item 1A for further discussion of limitations of our insurance coverage.

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

Our business continues to be significantly dependent on the level of capital expenditures by oil and gas producers, processors and their contractors, as well as alternative energy companies, operating in the GOM and along the Gulf Coast. The level of capital expenditures by these companies can be impacted by oil and gas and associated commodity prices. In recent years, the price of oil and gas has experienced significant volatility, which resulted in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted from reductions in revenue, lower margins due to competitive pricing, and under-utilization of our operating facilities and resources. Although oil and gas prices have recovered from the historic lows seen in 2020, due in part to geopolitical conflicts, there are no assurances that the increase in prices will be sustained or that our business will continue to benefit from such increase in prices.

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
•
demand for energy, including hydrocarbon production, which is affected by worldwide economic activity and uncertainty and population growth, as well as geopolitical conflicts;
•
the ability of the Organization of the Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil and the level of production by non-OPEC countries;
•
political events and conditions, including socio-political unrest, any government shutdown, instability or hostilities, and trade and monetary sanctions in response to such developments;
•
demand for, availability of and technological viability of, alternative sources of energy;
•
technological advances affecting energy exploration, production, transportation and consumption;
•
weather conditions, natural disasters, and global or regional public health crises and other catastrophic events; and
•
uncertainty regarding the U.S. energy policy, including local, state and federal laws and regulations that would negatively impact or restrict the oil and gas industry.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the services we provide. Further, the current relative stabilization in oil and gas prices and increase in bidding activity may not necessarily translate into long-term increased activity. Even during periods of relatively high oil and gas prices, our customers may cancel or curtail capital expenditure programs for exploration and production and repair and maintenance of their offshore assets due to uncertainty regarding oil and gas prices and other priorities for cash flows, including investment in energy transition projects. Advances in onshore exploration and development technologies, or energy transition projects, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to such activities and we may not be successful securing new project awards related to these activities. See risk factor below titled “Our efforts to strategically reposition the Company to diversify our service offerings and customer base may not result in increased shareholder value.” In addition, an increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to be depressed and limit our future growth opportunities. See Note 1 and “Overview” in Item 7 for further discussion of the impacts of oil and gas price volatility.

The impacts on our business of the volatility of oil and gas prices and other factors that have influenced our customers’ capital spending have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor absenteeism and turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project, and in July 2023, the customer cancelled the contract. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of the project cancellation.

We service industries that are highly competitive among service providers.

The onshore refining, petrochemical, LNG and industrial fabrication industries and the offshore oil and gas fabrication and services industry are highly competitive and influenced by events largely outside of our control. In addition, as we seek fabrication opportunities related to energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and potential future onshore support structures to provide electricity from renewable and green sources, we expect to face increased competition. Contracts for our fabrication and services projects are often awarded on a competitively bid basis, and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of personnel, equipment and facilities, and the reputation, experience, and safety record of the contractor. We can provide no assurances that we will be able to maintain our current competitive position or that we will be able to successfully compete with other companies as the green energy transition progresses. In addition, we often compete with companies that have greater resources, which may make them more competitive for certain projects.

Competition with foreign fabricators can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs, increasing the competitiveness of foreign competitors when exporting structures from foreign locations to the GOM and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOM and Gulf Coast from foreign locations. See “Competition” in Item 1 for further discussion of the competitive nature of our industry.

A small number of customers may represent a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of customers in any given year. For our Services Division, our services for such customers are generally subject to master services agreements, and accordingly, such customers tend to be consistent each year; however, the amount of revenue may vary between years because the level of services that we may provide depends on, among other things, the amount of that customer’s capital expenditure budget, our labor availability and our ability to meet the customer’s schedule requirements. For our Fabrication Division, our services for such customers are generally project specific, and accordingly, may account for a significant portion of our revenue in one year, but represent a smaller or even immaterial portion of our revenue in subsequent years, or vice-versa. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2023, we had two customers that accounted for 53% of our consolidated revenue (excluding the negative revenue charge associated with the resolution of our MPSV Litigation for our Shipyard Division), and for 2022, we had two customers that accounted for 48% of our consolidated revenue. The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See “Customers” in Item 1 for further discussion of our customers.

Competitive pricing common in the industries we serve could negatively impact our operating results.

We have not always been successful in fully recovering our project and overhead costs or realizing a profit, even when industry conditions are favorable, due in part to the competitive environment for new project awards. While we have recently experienced an increase in bidding activity for fabrication projects and demand for our services remains high, this trend may not continue. Additionally, as it relates to our fabrication business, during periods of increased market demand, new fabrication service capacity may enter the market, which could place additional pressure on the pricing of our fabrication projects. Furthermore, during periods of declining pricing for our fabrication projects and services, we may not be able to reduce our costs accordingly, which could impact our ability to compete.

Operational Risks

Our business depends on the award of new contracts and the timing and execution of those awards.

It is difficult to predict whether or when we will be awarded new contracts due to complex bidding and selection processes, changes in existing or forecast market conditions, governmental regulations, permitting and environmental matters. In the case of our Fabrication Division, while we have seen an increase in bidding activities, we can provide no assurances that the higher level of bidding activity will continue during 2024 and beyond or that we will be successful in securing any large project awards. Our results of operations and cash flows can fluctuate materially from period to period based on our success in securing new project awards.

Our short-term profitability may be affected from time to time as we balance our current capacity with expectations of future project awards and the timing of execution of new project awards. If an expected new project award is delayed or not received, or project execution is delayed subsequent to an award, we may incur costs to maintain an idle workforce and facilities, or alternatively, we may determine that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project, and in July 2023, the customer cancelled the contract. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of the project cancellation. A reduction in our workforce could also impact our results of operations if customers are hesitant to award new contracts based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded following our workforce reductions over recent years. See the risk factor below titled “We may be unable to employ a sufficient number of skilled personnel to execute our projects” for further discussion of the impacts of labor constraints on our operations.

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

The fabrication of structures and the services we provide involves operating hazards that can cause accidents, resulting in personal injury or loss of life, severe damage to and destruction of property and equipment, and suspension of operations.

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

Further, our employees may engage in certain activities that are covered by the provisions of the Jones Act or USL&H, including services conducted on offshore platforms, services performed on barges owned or chartered by us, and fabrication activities that are performed at our Houma Facilities. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to future losses through our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. For any such exposures, we will rely on existing liquidity and cash flows to meet obligations that would arise from an incident or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which we are self-insured or not fully insured, or for which insurance recovery is significantly delayed, could have a material adverse effect on our results of operations or financial condition.

There can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverages will be adequate to cover claims that may arise. Changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. In connection with our insurance coverage renewal for our property and equipment during 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment. To the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 7 for further discussion of our insurance coverages.

Our backlog is subject to change as a result of delay, suspension, termination or an increase or decrease in scope for projects currently in backlog.

The revenue projected in our backlog may not be realized or, if realized, may not be profitable. Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer. Depending on the size of the project, the delay, suspension, termination, increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized. For example, in February 2023, we received direction from our customer to suspend all activities on our offshore jackets project, and in July 2023, the customer cancelled the contract. In addition, whether a project proceeds as scheduled, is suspended or terminated, it is possible that the customer may default by failing to pay amounts owed to us, including reimbursement to us for third-party costs we have committed or incurred on the customer’s behalf. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog and the project cancellation.

Our project execution and operations may be negatively affected if our equipment is not operable or does not adequately function.

Our project execution and operations are heavily dependent on the use of owned and leased equipment. Accordingly, equipment that is not operable or that does not adequately function could negatively impact our project execution and operations. As our equipment ages, the costs associated with maintaining such equipment typically increases, and in some instances, such equipment may require full replacement. In recent years we have not made significant investments in new equipment or the refurbishment of owned equipment, and accordingly, future repair or replacement costs could be significantly higher than those recently experienced. Further, equipment that becomes non-operable or that does not properly function may result in the temporary suspension of our operations until the equipment is repaired or replaced, and such impacts may be compounded by limitations on the availability and timely receipt of replacement equipment or component parts. See the risk factor below titled “We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability” for discussion of the availability of equipment and component parts.

We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability.

The price and availability of the raw materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, increases in fuel and energy costs, the impact of natural disasters, public health crises, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that have or could impact the global economy.

We rely on third parties to provide raw materials, equipment and components, and depend upon subcontractors for a variety of reasons, including performing work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands, performing certain aspects of a contract more efficiently considering the conditions of the contract, and performing certain services that we are unable to do or which we believe can be performed at a lower cost by subcontractors. During 2023, supplier and subcontractor delays negatively affected our completion of the Ferry Projects, which prolonged the wind down of our Shipyard Division operations and resulted in further losses on the projects. See Note 2 for further discussion of the impacts of supplier and subcontractor delays on our projects.

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

We may be protected from increases in material costs through cost escalation provisions in some of our contracts. However, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price, including higher costs due to inflation. During 2023, delays and shortages of raw materials, equipment and components negatively affected our completion of the Ferry Projects, which prolonged the wind down of our Shipyard Division operations and resulted in further losses on the projects. Delays and shortages of raw materials, equipment and components could continue in 2024, which may have an impact on other projects. See Note 2 for further discussion of the impacts of material delays on our projects.

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

We may bring claims against customers for additional costs incurred by us resulting from customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also have disputes with our subcontractors and other parties, related to, among other things, indemnification obligations. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. A material adverse outcome in any uninsured litigation could result in our liabilities exceeding our assets. See Note 2 for discussion of our ongoing customer disputes.

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

In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. If we were to be subject to a cyber incident or attack, it could result in the disclosure of confidential or proprietary customer information, theft, loss, corruption or misappropriation of intellectual property, damage to our reputation with our customers and the market, failure to meet customer requirements or customer dissatisfaction, theft, exposure to litigation, damage to equipment and other financial costs and losses. We rely on industry accepted security measures and technology to securely maintain all confidential and proprietary information on our computer systems, but these systems are still vulnerable to such threats. In addition, as cybersecurity threats continue to evolve, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. See “Cybersecurity” in Item 1C for further discussion of our cybersecurity governance, risk management and strategy.

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

Major public health crises may have a negative impact on our operations.

Pandemics, epidemics, widespread illness or other health crises, that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our operations and business, including our backlog and bidding activities. See the risk factors above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry” and “We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability” for further discussion of the impacts of major public health crises on our operations.

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions. For example, our operations (as well as the operations of our customers, subcontractors and other counterparties) were previously negatively impacted by the physical distancing, quarantine and isolation measures recommended by national, state and local authorities on large portions of the population, and mandatory business closures that were enacted in an attempt to control the spread of COVID-19, and which could be reenacted in response to any future major public health crisis (including any new and emerging strains and variants of COVID-19).

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

We may be required to make capital investments in our existing or new facilities and increase our working capital to support our backlog or new project awards. The capital outlays and working capital required by us to execute such projects could exceed our existing cash, cash equivalents, scheduled maturities of short-term investments and cash flows from operating activities, and we may not be able to obtain debt financing or credit facilities to fund any such capital investment or working capital requirements.

Our ability to successfully obtain debt financing or credit facilities or raise equity capital in the future will depend in part upon prevailing capital market conditions, as well as conditions in our business and our operating results, and those factors may affect our efforts to obtain additional capital on terms that are satisfactory to us. There are a number of potential negative consequences for the energy sector that may result if oil and gas prices become volatile or decline or if oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening of outflow of credit and capital from the energy sector and/or energy focused companies and further efforts by lenders to reduce their exposure to the energy sector, including the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing or credit facilities.

In order to secure debt financing or credit facilities with borrowing capacity, if available, we may be required to provide significant collateral, pay high interest rates and otherwise agree to restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to secure debt financing or credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments. For example, in connection with the resolution of our MPSV Litigation on October 4, 2023, we entered into a promissory note (“Note Agreement”) and amended the multiple indebtedness mortgage (“Mortgage Agreement”) with one of our Sureties to secure our obligations under the Note Agreement and under our general indemnity agreement with such Surety associated with its outstanding surety bonds for our forty-vehicle ferry projects. See Note 4 and “Liquidity and Capital Resources” in Item 7 for further discussion of the Note Agreement and Mortgage Agreement.

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

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During 2022, we experienced negative cash flows from operations, which could occur again if global macroeconomic conditions were to worsen or oil and gas prices decline significantly resulting in delayed or suspended capital expenditures by customers, or if we were to experience losses on our projects. See “Liquidity and Capital Resources” in Item 7 for further discussion of our business outlook.

On April 17, 2020, we entered into an unsecured loan in the aggregate amount of $10.0 million (“PPP Loan”) with Whitney Bank pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, as amended. An aggregate principal amount of $8.9 million of the PPP Loan was forgiven and we repaid the remaining outstanding balance of $1.1 million in July 2021. Because the amount borrowed exceeded $2.0 million, we are required by the Small Business Administration (“SBA”) to retain all records relating to the PPP Loan for six years from the date the loan was forgiven and permit authorized representatives of the SBA to access such records upon request. While we believe we are a qualifying business and have met the eligibility requirements of the PPP Loan, and believe we have used the loan proceeds only for expenses which may be paid using proceeds from the PPP Loan, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part. If we are later determined to have been ineligible to receive the PPP Loan or loan forgiveness, we may be subject to significant penalties, including significant civil, criminal and administrative penalties, and we could be required to repay the PPP Loan in its entirety, which could negatively impact our liquidity, and have an adverse impact on our reputation.

We may not be able to obtain letters of credit or surety bonds if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations owed to a surety should the surety have to make payments under the performance bonds to the beneficiary thereof.

Certain of our projects require that we issue letters of credit or surety bonds to our customers in order to secure advance payments or guarantee performance under our contracts. Our LC Facility currently provides for letters of credit, which are subject to cash securitization. With respect to letters of credit under our LC Facility, any advance in the event of non-performance under a contract would become a direct obligation and reduction in our cash. With respect to surety bonds, payments by the Surety pursuant to a bond in the event of non-performance are subject to reimbursement to the Surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. It has been increasingly difficult to obtain letters of credit and bonding capacity and identify potential financing sources, due to, among other things, losses from our operations in recent years, including charges on projects within our Shipyard Division and discontinued operations. We can provide no assurances that necessary letters of credit or bonding capacity will be available to support future project requirements or that we will have sufficient liquidity to satisfy any future indemnification obligations. See Note 4 and “Liquidity and Capital Resources” in Item 7 for further discussion of our LC Facility and surety bonds.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The oil and gas industry continues to face significant challenges due to the prolonged period of depressed and/or volatile oil and gas prices from 2014 to 2018 and subsequent volatility in oil and gas prices. The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk as customers may be similarly affected by negative changes in industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers have faced significant challenges since 2008 due to the volatility in the price of oil and gas, including decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity. While the prices of oil and gas have somewhat stabilized recently, the duration of such stability is uncertain and difficult to predict. If the price of oil and gas significantly declined or the returns on capital investments by our customers are insufficient, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations. See Note 2 for further discussion of our reserves for potential credit losses.

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

Further, our time and materials (“T&M”), cost-reimbursable and unit-rate contracts generally have more variability in the scope of work than fixed-price contracts and provide our customers with greater influence over the timing of when we perform our work. Accordingly, such contracts often result in less predictability with respect to the timing of when our revenue is recognized. See Notes 1 and 2 and “Critical Accounting Policies” in Item 7 for further discussion of our contracting and revenue recognition.

Disruptions at the regional bank in which we deposit our funds could have an adverse impact on our business and financial condition.

We hold substantially all of our cash deposits with a single regional bank and we rely on our deposits with the bank to fund our operations. Any disruption in the bank’s ability to process payments or maintain our deposits would significantly disrupt our business and could materially affect our operations. In addition, we currently have cash and cash equivalents deposited in excess of federally insured levels with the bank, and if the bank were to fail, we could lose our deposits in excess of insured levels. During 2023, federal governmental agencies took action to protect uninsured deposits at certain U.S. banks; however, if the regional bank in which we hold funds for operations were to fail, we cannot provide any assurances that such governmental agencies will take similar actions.

Workforce Risks

We may be unable to employ a sufficient number of skilled personnel to execute our projects.

Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, pipe fitters and equipment operators. The fabrication and services industries have lost a significant number of experienced professionals over the years due to the aging of the workforce and the cyclical nature of the oil and gas industry, which is attributable, among other reasons, to the volatility of oil and gas prices and a more generalized concern about the overall future prospects of the oil and gas industry. See risk factor above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.” Many companies, including us, have reduced their skilled workforce in response to decreases in utilization. However, with the current oil and gas prices, we continue to experience an increase in bidding activity. The current competitive labor market may make it more difficult to increase our labor force to desirable levels if we realize a significant increase in our new project awards or backlog. We cannot be certain that we will be able to attract and retain the qualified labor force required to meet current or future needs at a reasonable cost, or at all.

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

In recent years we have experienced an under-utilization of our facilities and personnel and have not fully recovered our overhead costs, due in part to the high fixed costs of our operations. This has resulted in losses from our operations in certain periods. If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities would continue to be under-utilized, which could result in less profitable operations or ongoing losses from our operations.

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

Our operations have historically been focused on fabrication and services for the offshore oil and gas industry. We have begun to diversify our business through the pursuit of onshore fabrication opportunities and sustainable energy and other projects that are not related to our traditional offshore oil and gas markets. While the Shipyard Transaction resulted in a less diversified business portfolio such that we have a greater dependency on the performance of our remaining operations for our financial results, during 2021, we expanded our offshore services offerings and further diversified our offshore customer base through the acquisition of a services and industrial staffing business. In addition, during 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provides a safe environment for welding, cutting and burning without the need to shut down operations. Entry into, or further development of, new lines of business may expose us to risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies and our cash flows derived from any new lines of business may not be consistent with our expectations or be insufficient to fully recover our investment. Additionally, our competitors in these expanded lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not increase shareholder value and could result in a reduction in shareholder value depending upon our required capital investment and success.

Any future rationalization of under-utilized assets or facilities to improve our asset or facility utilization could result in future losses or impairments and may not produce our desired results.

We may take actions to relocate assets, consolidate operations and rationalize under-utilized assets and facilities to improve our utilization. Such actions may include the sale of assets or the closure or consolidation of one or more of our facilities and the termination of facility employees. During 2023, we further consolidated our fabrication operations within our Houma Facilities, and in February 2024, we sold certain property of our Fabrication Division that was part of our Houma Facilities that was no longer deemed necessary for such operations. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. Further, during 2022, we sold a purchase option entered into in connection with a previous acquisition. A future sale of assets or facility closure or consolidation could result in impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel. Further, we can provide no assurances that any asset sales or facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the asset sales or closure or consolidation of a facility. In addition, any decisions made regarding our deployment or use of any sales proceeds we receive involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value. See Note 3 for further discussion of our Houma AHFS and the sale of the purchase option.

We cannot guarantee that our share repurchase program will enhance shareholder value, and share repurchases could affect the price of our common stock.

In December 2023, our Board of Directors (“Board”) authorized the repurchase of up to $5.0 million of our outstanding common stock from time to time through a share repurchase program (“Share Repurchase Program”). Under our Share Repurchase Program, we may make repurchases of stock through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The timing and amount of any share repurchases will be at the discretion of management and will depend on a variety of factors, including capital availability, our financial results, cash requirements, business, market, industry and global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by management. The Share Repurchase Program expires on December 15, 2024, does not obligate us to repurchase any shares and may be modified, increased, suspended or terminated at any time at the discretion of the Board. A suspension or termination of our share repurchases could have a negative effect on the price of our common stock. In addition, as part of the Inflation Reduction Act of 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases.

There are a number of ways in which the Share Repurchase Program could fail to result in enhanced shareholder value. For example, any failure to repurchase stock after we have announced our intention to do so may negatively impact our stock price. The existence of the share repurchase program could also cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The market price of our common stock could decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of the program.

Additionally, repurchasing our common stock will reduce the amount of cash and cash equivalents we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the share repurchase program will result in increased shareholder value. See Note 8 and Item 5 for further discussion of our Share Repurchase Program.

Legal, Regulatory and Environmental Risks

Any changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our fabrication projects.

In the past few years, the federal government has imposed new or increased tariffs or duties on an array of imported materials and products used in connection with our fabrication business, which raised our costs for these items (or products made with them), and threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries have imposed sanctions and/or other restrictive actions against Russia. These developments caused global economic disruptions, including increases in energy prices and the related European energy crisis. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies.

We are susceptible to adverse weather conditions in our market areas.

Our operations may be subject to seasonal variations due to weather conditions and daylight hours, and to the extent climate change results in an increase in extreme adverse weather conditions, the likelihood of a negative impact on our operations may increase. Although we have large covered fabrication facilities, a significant amount of our fabrication activities continues to take place outdoors, and accordingly, the number of labor hours worked may decline during the winter months due to unfavorable weather conditions and a decrease in daylight hours. In addition, the seasonality of oil and gas industry activity in the GOM also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOM and along the Gulf Coast may also affect our operations. For example, in 2021, we experienced damage to our Houma Facilities due to Hurricane Ida, which made landfall as high-end Category 4 hurricane. Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration, and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks. The impact of severe weather conditions or natural disasters has included and may continue to include the disruption of our workforce; curtailment of services; weather-related damage to our facilities and equipment for which we are generally self-insured, including impacts from infrastructure challenges in the surrounding areas, resulting in suspension of operations; inability to deliver equipment, personnel and products to project sites in accordance with contract schedules; and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that have in the past and could in the future affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations have been and in the future may be materially and adversely affected by severe weather and seasonal weather conditions, resulting in reduced demand for our services. See Note 2 and “Overview” in Item 7 for further discussion of the impacts of adverse weather conditions to our operations and the risk factor above titled “We could be exposed to potentially significant liability and costs due to limits on our insurance coverage and losses for which we do not have third-party insurance coverage.”

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

The demand for our services may be impacted by the regulatory response to climate change. Due to concern over the risk of climate change, several countries have adopted, or are considering the adoption of, regulatory frameworks to reduce the emission of carbon dioxide, methane and other gases (greenhouse gas emissions). These regulations include adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the Inflation Reduction Act of 2022 imposes a federal fee on the emission of greenhouse gases. Existing and future regulatory response to climate change may potentially result in delays or prevent customers’ projects from going forward and could adversely affect demand for the oil and natural gas that some of our customers produce, thereby potentially limiting demand for our services. The demand for our services is also affected by changing taxes, price controls and other laws and regulations related to the oil and gas, chemicals, commodities and alternative energy industries. We may not be able to pass any resulting cost increases on to our customers.

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

In recent years, activist shareholders have placed increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices, or to undertake certain corporate actions or reorganizations. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our board, which could have an adverse effect on our business and operational results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel. As of December 31, 2023, based on our review of public filings with the SEC, we believe over one-third of our stock is held by a combination of institutional investors, pooled investment funds, and certain other investors with a history of shareholder activism. One such investor has a Schedule 13D on file with the SEC that reserves that investor’s rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of our businesses, or suggestions for improving the Company’s financial and/or operational performance.

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

Our Houma Facilities are located on the Houma Navigation Canal approximately 30 miles from the GOM. The Houma Navigation Canal provides the shortest and least restrictive means of access from our facilities to open waters. These waterways are navigable waterways of the U.S. and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued. If funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cyber risk management program is integrated into our overall risk oversight program, which is designed to provide executive insight across the business to identify and monitor risks, opportunities and emerging trends that can impact our operations. Cybersecurity risks are identified and assessed through such risk oversight program. We also maintain a cyber insurance policy to mitigate the costs associated with potential cyber-attacks.

We utilize internal and external cybersecurity personnel to assess, detect, identify, manage, prevent and respond to cybersecurity threats and incidents. We regularly evaluate the threat landscape and our security controls, including through assessments, regular network and endpoint monitoring, vulnerability testing and penetration testing.

Our approach to cybersecurity includes strategic partnerships for our cybersecurity platforms, documented policies and procedures, end user training and resources to manage and monitor the evolving threat landscape, including through the gathering of actionable threat intelligence. We maintain and periodically evaluate and, as needed, update our incident response plan, which describes the processes we use to prepare for, detect, respond to and recover from a cybersecurity incident, including processes to assess severity, escalate, contain, investigate and remediate an incident, as well as to comply with potentially applicable legal obligations.

We have experienced targeted and non-targeted cybersecurity incidents in the past. However, prior cybersecurity incidents have not materially affected us. Notwithstanding our cyber risk management program, we may not be successful in preventing or mitigating a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition. See “Risk Factors” in Item 1A for further discussion of the risks we face from cybersecurity threats.

Governance

Our cybersecurity risk management and strategy processes are led by our Corporate Manager – Information Technology. This individual is responsible for assessing and managing our material risks from cybersecurity threats and overseeing the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of, and participation in, our cybersecurity risk management process described in “Risk Management and Strategy” above. He has over 27 years of work experience in various roles involving managing information and operational technology security, cybersecurity and operational technology risk management, developing cybersecurity strategy, implementing effective information technology and cybersecurity processes and procedures, and experience in managing regulatory compliance.

While management is responsible for the day-to-day management of cybersecurity risks, our Board and Audit Committee have ongoing oversight roles. Our Audit Committee is responsible for overseeing cyber and related information technology security risks, including management’s actions to identify, assess, mitigate, and remediate material cyber risks. An annual report on our enterprise risks, including cybersecurity risks, is presented to the Audit Committee and/or the full Board. The annual report includes an overall cyber risk assessment and activities and action plans to mitigate cyber risks, as well as updates on the implementation and progress of previously discussed mitigation activities and action plans. The Audit Committee continues to review cybersecurity recommendations from our information technology personnel, with input from our director with cybersecurity expertise, in an effort to mitigate the associated risks of potential cyber-attacks.

Item 3. Legal Proceedings

See Note 7 of our Financial Statements in Item 8 for discussion of our legal proceedings, including the resolution of our MPSV Litigation, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” At February 23, 2024, there were 52 registered holders of our common stock, which does not include beneficial holders (also known as “street holders”) whose shares are held by banks, brokers, and other financial institutions.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended December 31, 2023.

			Current Program (1)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 to 31, 2023	—	$—	—	$—
November 1 to 30, 2023	—	$—	—	$—
December 1 to 31, 2023	29,578	$4.34	29,578	$4,872
Total	29,578	$4.34	29,578

(1)
On December 1, 2023, our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 8 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 6. Reserved

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 and “Description of Operations” in Item 1 for further discussion of our reportable segments.

In the second quarter 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which is anticipated to occur in the first quarter 2025. See Note 2 for further discussion of our Ferry Projects, Note 7 for further discussion of the resolution of our MPSV Litigation and Note 9 for further discussion of the wind down of our Shipyard Division operations.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, which negatively impacted our end markets and operating results. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low in 2020), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response, as well as continued inflationary pressures, resulting in elevated energy prices (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high in 2022), which positively impacted certain of our end markets. While oil and gas prices declined in 2023, prices have somewhat stabilized, but the duration of such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, and geopolitical conflicts.

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

Other Impacts to Operations

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities. During 2023 and 2022, we recorded gains for our Fabrication Division related to the net impact of insurance recoveries and costs associated with such damage. See Note 2 for further discussion of the impacts of Hurricane Ida.

Offshore Jackets Project – During 2022, we were awarded a large contract for the fabrication of offshore jackets for our Fabrication Division. In February 2023, we received direction from our customer to suspend all activities on the project, and in July 2023, the customer cancelled the contract. See Note 2 and “New Awards and Backlog” below for further discussion of the project cancellation.

MPSV Litigation – During 2023, we resolved our MPSV Litigation, resulting in a charge of $32.5 million for our Shipyard Division. In addition, we entered into the Settlement Agreement and Note Agreement. See Note 4 for further discussion of our Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Ferry Projects – During 2023 and 2022, we experienced construction challenges and cost increases on our Ferry Projects for our Shipyard Division. See Note 2 for further discussion of our Ferry Projects.

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
•
Improve our competitiveness and project execution; and
•
Reduce our reliance on the offshore oil and gas construction sector and pursue new growth end markets.

With the significant progress achieved on these objectives, during 2021, we shifted our focus to the current phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives, which encompass any ongoing initiatives associated with the first phase of our strategic transformation:

•
Expand our skilled workforce;
•
Further improve our resource utilization;
•
Further strengthen project execution and maintain bidding discipline;
•
Diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast;
•
Continue to pursue opportunities in our traditional offshore fabrication markets; and
•
Reduce our reliance on the offshore oil and gas construction sector, pursue additional growth end markets and increase our T&M versus fixed price revenue mix, including:
−
Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities in our core Gulf Coast region,
−
Fabricating structures in support of our customers as they transition away from fossil fuels to green energy end markets,
−
Fabricating structures that support public and private construction activities outside of energy end markets, and
−
Fabricating foundations, secondary steel components and support structures for offshore wind developments.

Progress on the Current Phase of our Strategic Transformation

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. Our acquisition of a services and industrial staffing business in the fourth quarter 2021 nearly doubled our skilled workforce and expanded our geographic footprint for skilled labor. We have successfully maintained our overall headcount levels and have opportunistically looked to shift our workforce to higher margin opportunities given the industry-wide labor constraints. We continue to evaluate opportunities to expand our skilled labor headcount given the favorable demand trends, including strategic acquisitions to increase our craft labor headcount.

Efforts to further improve our resource utilization – We continue to take actions to improve our resource utilization through the rationalization and integration of our facilities and operations.

•
Consolidation of our fabrication activities – In the first quarter 2022, we realigned our operating divisions, which included combining all of our fabrication activities within our Fabrication Division to improve utilization and operational efficiency.
•
Completion of the wind down of our Shipyard Division operations – In the second quarter 2021, we completed the Shipyard Transaction and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. The wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 1 for further discussion of the Shipyard Transaction and Note 9 for further discussion of the status of the wind down of our Shipyard Division operations.
•
Sale of assets – In the third quarter 2022, we sold a purchase option for $1.9 million (net of transaction and other costs) that was entered into in connection with a previous acquisition that provided us with a right to buy a leased fabrication and operating facility for a nominal amount. Further, the fabrication activities previously performed at the facility were moved to our Houma Facilities to improve utilization and operational efficiency. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office and warehouse facility to accommodate our services activities performed at the previous facility. See Note 3 for further discussion of the sale of the purchase option.
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
•
Sale of excess property – In the third quarter 2023, we commenced an effort to further consolidate our fabrication operations within our Houma Facilities to reduce overhead costs, improve utilization and make certain excess property available for potential sale. As a result of these efforts, in February 2024, we sold certain property of our Fabrication Division that was part of our Houma Facilities for $8.5 million (net of transaction and other costs). The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. See Note 3 and “Business and Properties” in Item 1 and 2 for further discussion of our Houma AHFS.

Efforts to further strengthen project execution and maintain bidding discipline – We have taken, and continue to take, actions to improve our project execution by enhancing our proposal, estimating and operations resources, processes and procedures. Our actions include strategic changes in management and key personnel, the addition of functional expertise, project management training, development of a formal “lessons learned” program, and other measures designed to strengthen our personnel, processes and procedures. Further, we are taking a disciplined approach to pursuing and bidding project opportunities, putting more rigor around our bid estimates to provide greater confidence that our estimates are achievable, increasing accountability and providing incentives for the execution of projects in line with our original estimates and subsequent forecasts, and incorporating previous experience into the bidding and execution of future projects. Additionally, we are focused on managing the risks associated with long-term fixed price contracts given the unpredictability of labor availability and labor and material costs, with a priority on increasing the mix of T&M contracts in our backlog.

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. Our acquisition of a services and industrial staffing business in the fourth quarter 2021 accelerated our progress in this initiative and provided a stronger platform to continue such progress. Further, in the third quarter 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provide a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions.

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2022, we were awarded a large contract for the fabrication of offshore jackets; however, the project was suspended in February 2023 and cancelled in July 2023. See Note 2 and “New Project Awards and Backlog” below for further discussion of the project cancellation. During 2023, we were awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. We expect subsea fabrication activity to remain strong well into 2024, associated with anticipated subsea developments across the GOM, Guyana and Brazil.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – While we continue to pursue opportunities in our traditional offshore markets, we are pursuing initiatives to grow our business and diversify our revenue mix.

•
Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and track record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may be impacted by ongoing uncertainty created by oil and gas price volatility and macroeconomic conditions. See Note 1, “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on our Operations” above and “Risk Factors” in Item 1A for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and see “Government and Environmental Regulation” in Item 1 for further discussion of the recent temporary pause on approvals for applications to export LNG. We continue to strengthen our relationships with key customers and strategic partners and enhance and rationalize our resources as discussed above.
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
•
Fabricate structures that support public and private construction activities outside of energy end markets – We believe our expertise and capabilities for the fabrication of steel structures will enable us to successfully serve a wide range of construction markets. Examples of these opportunities include private construction for the fabrication of structures for data centers and semiconductor manufacturing sites, public construction related to the fabrication of structures to support infrastructure spending, and federal government contracts, such as our contract to support the NASA Artemis Mobile Launcher 2 project.
•
Fabricate offshore wind foundations, secondary steel components and support structures – We continue to believe that current initiatives, and potential future requirements, to provide electricity from renewable and green sources will result in growth of offshore wind projects. We believe that we possess the expertise to fabricate foundations, secondary steel components and support structures for this emerging market. This is demonstrated by our fabrication of wind turbine foundations for the first offshore wind project in the U.S. and the fabrication of a meteorological tower and platform for a separate offshore wind project. While we believe we have the capability to participate in this emerging market, we do not expect meaningful opportunities in the near term.

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
•
Oil and gas prices and the level of volatility in such prices, including the impact of macroeconomic conditions, geopolitical conflicts and any current or future public health crises;
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments, and the impact of any climate related regulations, such as the Biden administration’s executive order pausing approvals for LNG exports discussed in Item 1;
•
The timing of recognition of our backlog as revenue;
•
Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•
Our ability to execute projects within our cost estimates and successfully manage them through completion;
•
The final completion of the wind down of our Shipyard Division operations, which is subject to the expiration of the warranty periods for our Ferry Projects;
•
Consideration of organic and inorganic opportunities for growth, including, but not limited to, mergers, acquisitions, joint ventures, partnerships and other strategic arrangements, transactions and capital allocations; and
•
The operability and adequacy of our major equipment.

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution, including the replacement of our cancelled offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs and availability of craft labor due to industry labor constraints. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, Note 2 and “Results of Operations” below for further discussion of our project impacts, and Note 2 and “New Project Awards and Backlog” below for further discussion of the project cancellation.

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue for our new project awards and at December 31, 2023, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for 2023 and 2022, are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Services	$92,728	$85,846
Fabrication (1)	66,629	154,239
Shipyard	(528)	834
Eliminations	(1,110)	(672)
Total	$157,719	$240,247

Backlog by operating segment at December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023		2022
	Amount	Labor hours	Amount	Labor hours
Services	$502	4	$1,322	20
Fabrication (1)	11,739	104	110,287	613
Shipyard	709	1	3,272	22
Total (2)	$12,950	109	$114,881	655

(1)
During 2022, our Fabrication Division was awarded a large contract for the fabrication of offshore jackets. In February 2023, we received direction from our customer to suspend all activities on the project, and in July 2023, the customer cancelled the contract. Accordingly, during 2023, our performance obligations were reduced by $76.1 million to reflect the estimated revenue amount that would not be recognized due to the cancellation. See Note 2 for further discussion of the project cancellation.
(2)
We expect all of our backlog at December 31, 2023, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized. See “Risk Factors” in Item 1A for further discussion of our backlog.

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

See Note 1 for further discussion of our revenue recognition policy and Note 2 for further discussion of projects with significant changes in estimated margins during 2023 and 2022 and discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 3 for further discussion of our annual goodwill impairment assessment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during 2023.

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

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 5 for further discussion of our income taxes, DTAs and valuation allowance.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. Depending on the terms of the award, we use the straight-line or graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense in our Statement of Operations. See Note 6 for further discussion of our stock-based and other compensation plans.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. In connection with our insurance coverage renewal for our property and equipment during 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment.

To the extent we have insurance coverage, we do not have an offset right for liabilities in excess of any deductibles and self-insured retentions. Accordingly, we have recorded a liability for estimated amounts in excess of our deductibles and retentions, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. Further, to the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of insurance deductibles incurred associated with damage caused by Hurricanes Ida and Note 7 for further discussion of our insurance coverages.

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

See Note 1 for further discussion of our fair value measurements.

Results of Operations – Comparison of 2023 and 2022 (in thousands, except for percentages)

Consolidated

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$157,719	$240,247	$(82,528)

Revenue	$151,067	$142,320	$8,747
Cost of revenue	162,968	134,425	(28,543)
Gross profit (loss)	(11,901)	7,895	(19,796)
Gross profit (loss) percentage	(7.9)%	5.5%
General and administrative expense	16,278	18,214	1,936
Other (income) expense, net	(2,296)	(6,904)	(4,608)
Operating loss	(25,883)	(3,415)	(22,468)
Interest (expense) income, net	1,440	86	1,354
Loss before income taxes	(24,443)	(3,329)	(21,114)
Income tax (expense) benefit	41	(23)	64
Net loss	$(24,402)	$(3,352)	$(21,050)

New project awards – New project awards for 2023 and 2022 were $157.7 million and $240.2 million, respectively. Other than noted below, new project awards for both periods were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

The 2022 period also included the award of a large contract for the fabrication of offshore jackets (which was awarded in the third quarter 2022 and cancelled by the customer in July 2023) for our Fabrication Division.

Revenue – Revenue for 2023 and 2022 was $151.1 million and $142.3 million, respectively, representing an increase of 6.1%. The increase was primarily due to:

•
Higher revenue for our Services Division of $6.5 million, primarily attributable to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022), and
•
Higher revenue for our Fabrication Division of $40.7 million, primarily attributable to:
−
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
−
Increased small-scale fabrication activity, offset partially by,
•
Lower revenue for our Shipyard Division of $38.1 million (including negative revenue for the 2023 period), primarily attributable to:
−
The reversal of $32.5 million of previously recognized revenue resulting from the resolution of our MPSV Litigation, and
−
Lower revenue for our Ferry Projects, which were substantially complete at year end.

See Note 7 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross loss for 2023 was $11.9 million (7.9% of revenue) and gross profit for 2022 was $7.9 million (5.5% of revenue), respectively. Gross loss for 2023 was primarily impacted by:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation for our Shipyard Division,
•
Project charges of $2.7 million on our Ferry Projects for our Shipyard Division,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources for our Fabrication Division, and to a lesser extent, our resources for our Shipyard Division, and
•
Holding costs of $0.9 million related to the two MPSVs that were previously in our possession and subject to our MPSV Litigation for our Shipyard Division, offset partially by,
•
The contribution of our offshore jackets project for our Fabrication Division, and
•
A strong market and demand for the services provided by our Services Division.

The gross loss for 2023 relative to gross profit for 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023 for our Shipyard Division,
•
The aforementioned project charges of $2.7 million for 2023 for our Shipyard Division, and
•
An increase in the under-recovery of overhead costs for our Fabrication Division, offset partially by,
•
Higher revenue for our Fabrication Division and Services Division, and
•
A higher margin mix for our Fabrication Division and Services Division.

See Note 2 and “Operating Segments” below for further discussion of our project impacts and Note 7 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $16.3 million and $18.2 million, respectively, representing a decrease of 10.6%. The decrease was primarily due to:

•
Lower administrative expense for our Fabrication Division, Services Division and Corporate Division, and
•
Lower legal and advisory fees associated with our MPSV Litigation (which was resolved in the fourth quarter 2023) for our Shipyard Division.

General and administrative expense included legal and advisory fees of $3.2 million and $4.5 million for 2023 and 2022, respectively, associated with our MPSV Litigation, which are reflected within our Shipyard Division. See Note 7 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $2.3 million and $6.9 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 was primarily due to:

•
Gains of $2.0 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division,
•
Gains on the sales of equipment and scrap material for our Fabrication Division, and
•
Miscellaneous income items for our Shipyard Division, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division, and
•
Charges of $0.5 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our MPSV Litigation for our Shipyard Division.

Other income for 2022 was primarily due to:

•
Gains of $7.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, and
•
Miscellaneous income items for our Shipyard Division, offset partially by,
•
An impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party for our Corporate Division, and
•
Charges of $0.2 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our MPSV Litigation for our Shipyard Division.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Interest (expense) income, net – Interest (expense) income, net for 2023 and 2022 was income of $1.4 million and $0.1 million, respectively. Interest (expense) income, net for both periods included the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility and on our Insurance Finance Arrangements. The increase in income for 2023 relative to 2022 was primarily due to higher interest earned on our cash and short-term investment balances for the 2023 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2023 and 2022 represents state income taxes. No federal income tax benefit was recorded for our losses for either period as a full valuation allowance was recorded against our net deferred tax assets generated during the periods.

Operating Segments

Services Division

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$92,728	$85,846	$6,882

Revenue	$93,548	$87,022	$6,526
Gross profit	13,783	11,227	2,556
Gross profit percentage	14.7%	12.9%
General and administrative expense	2,902	2,997	95
Other (income) expense, net	(48)	106	154
Operating income	10,929	8,124	2,805

New project awards – New project awards for 2023 and 2022 were $92.7 million and $85.8 million, respectively, and were primarily related to offshore services work for both periods, with the increase due to incremental new project awards associated with our welding enclosures business line (commenced in the third quarter 2022).

Revenue – Revenue for 2023 and 2022 was $93.5 million and $87.0 million, respectively, representing an increase of 7.5%. The increase was primarily due to incremental revenue associated with our welding enclosures business line (commenced in the third quarter 2022).

Gross profit – Gross profit for 2023 and 2022 was $13.8 million (14.7% of revenue) and $11.2 million (12.9% of revenue), respectively. The increase in gross profit for 2023 relative to 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix resulting from our welding enclosures business line.

General and administrative expense – General and administrative expense for 2023 and 2022 was $2.9 million and $3.0 million, respectively, representing a decrease of 3.2%.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of less than $0.1 million and expense of $0.1 million, respectively.

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$66,629	$154,239	$(87,610)

Revenue	$89,046	$48,299	$40,747
Gross profit (loss)	10,178	(274)	10,452
Gross profit (loss) percentage	11.4%	(0.6)%
General and administrative expense	1,885	2,306	421
Other (income) expense, net	(2,265)	(7,454)	(5,189)
Operating income	10,558	4,874	5,684

New project awards – New project awards for 2023 and 2022 were $66.6 million and $154.2 million, respectively, and were primarily related to small-scale fabrication work for both periods and a large contract for the fabrication of offshore jackets for 2022 (which was awarded in the third quarter 2022 and cancelled by the customer in July 2023).

Revenue – Revenue for 2023 and 2022 was $89.0 million and $48.3 million, respectively, representing an increase of 84.4%. The increase was primarily due to:

•
Revenue for our offshore jackets project prior to its cancellation (primarily related to procurement activities prior to project suspension), and
•
Higher small-scale fabrication activity.

Gross profit (loss) – Gross profit for 2023 was $10.2 million (11.4% of revenue) and gross loss for 2022 was $0.3 million (0.6% of revenue). Gross profit for 2023 was primarily impacted by:

•
The contribution of our offshore jackets project, offset partially by,
•
The partial under-recovery of overhead costs due to the under-utilization of our facilities and resources due to low work hours.

The gross profit for 2023 relative to gross loss for 2022 was primarily due to:

•
Higher revenue, and
•
A higher margin mix associated with our small-scale fabrication work, offset partially by,
•
An increase in the under-recovery of overhead costs due to lower recoveries associated with our offshore jackets project resulting from its cancellation, offset partially by an increase in work hours associated with our small-scale fabrication work.

Our Fabrication Division utilization for 2023 and 2022 benefited by $0.1 million and $0.7 million, respectively, from providing resources and facilities to our Shipyard Division for our Ferry Projects. See Note 2 for further discussion of our project impacts.

General and administrative expense – General and administrative expense for 2023 and 2022 was $1.9 million and $2.3 million, respectively, representing a decrease of 18.3%. The decrease was primarily due to lower business development costs.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $2.3 million and $7.5 million, respectively. Other income for 2023 was primarily due to:

•
Gains of $2.0 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2022 was primarily due to gains of $7.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards	$(528)	$834	$(1,362)

Revenue	$(30,417)	$7,671	$(38,088)
Gross loss	(35,862)	(3,058)	(32,804)
Gross loss percentage	nm	(39.9)%
General and administrative expense	3,205	4,469	1,264
Other (income) expense, net	307	27	(280)
Operating loss	(39,374)	(7,554)	(31,820)

New project awards – New project awards for 2023 and 2022 were negative $0.5 million and $0.8 million, respectively. The negative new project awards for 2023 were due to liquidated damages and contract price adjustments on our Ferry Projects.

Revenue – Revenue for 2023 and 2022 was negative $30.4 million and $7.7 million, respectively. The decrease was primarily due to:

•
The reversal of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversals were primarily due to:
−
The write-off of a $12.5 million noncurrent net contract asset associated with the construction contracts subject to the MPSV Litigation, and
−
A charge of $20.0 million resulting from the Settlement Agreement and Note Agreement entered into with Zurich in connection with the resolution of our MPSV Litigation.
•
Lower revenue for our first forty-vehicle ferry project that was substantially completed in the fourth quarter 2022 and accepted by the customer in the second quarter 2023,
•
Lower revenue for our second forty-vehicle ferry project that was substantially completed in the fourth quarter 2023 and we anticipate customer acceptance of the ferry in March 2024, and
•
Lower revenue for our seventy-vehicle ferry project that was completed and accepted by the customer in the fourth quarter 2023.

See Note 4 for further discussion of the Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Gross loss – Gross loss for 2023 and 2022 was $35.9 million and $3.1 million (39.9% of revenue), respectively. The gross loss for 2023 was primarily due to:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation,
•
Project charges of $2.7 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs of $0.9 million related to the two MPSVs that were previously in our possession and subject to our MPSV Litigation, and
•
The partial under-recovery of overhead costs due to the under-utilization of our resources due to low work hours as our remaining projects were nearing completion.

The increase in gross loss for 2023 relative to 2022 was primarily due to:

•
The aforementioned charges of $32.5 million for 2023,
•
The aforementioned project charges of $2.7 million for 2023, and
•
An increase in the under-recovery of overhead costs due to a decrease in work hours as our remaining projects were nearing completion.

See Note 2 for further discussion of our project impacts and Note 7 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 and 2022 was $3.2 million and $4.5 million, respectively, representing a decrease of 28.3%. General and administrative expense relates to legal and advisory fees associated with our MPSV Litigation, which was resolved in the fourth quarter 2023. See Note 7 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was expense of $0.3 million and less than $0.1 million, respectively. Other expense for 2023 and 2022 was primarily due to:

•
Charges of $0.5 million and $0.2 million, respectively, associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our MPSV Litigation, offset partially by,
•
Miscellaneous income items for both periods.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable)
	2023	2022	Change
New project awards (eliminations)	$(1,110)	$(672)	$(438)

Revenue (eliminations)	$(1,110)	$(672)	$(438)
Gross profit	—	—	—
General and administrative expense	8,286	8,442	156
Other (income) expense, net	(290)	417	707
Operating loss	(7,996)	(8,859)	863

General and administrative expense – General and administrative expense for 2023 and 2022 was $8.3 million and $8.4 million, respectively, representing a decrease of 1.8%.

Other (income) expense, net – Other (income) expense, net for 2023 and 2022 was income of $0.3 million and expense of $0.4 million, respectively. Other expense for 2022 was primarily due to an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease, resulting from a sublease arrangement with a third-party.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of short-term investments. At December 31, 2023, our cash, cash equivalents, short-term investments and restricted cash totaled $47.9 million, as follows (in thousands):

December 31, 2023
Cash and cash equivalents	$38,176
Short-term investments (1)	8,233
Available cash, cash equivalents and short-term investments	46,409
Restricted cash	1,475
Total cash, cash equivalents, short-term investments and restricted cash	$47,884

(1)
Includes U.S. Treasuries with original maturities of four to six months.

Our available liquidity is impacted by changes in our working capital and our capital expenditure requirements. Fluctuations in working capital, and its components, are not unusual in our business and are impacted by the size of our projects and the mix of our backlog. Our working capital is particularly impacted by the timing of new project awards and related payments in advance of performing work, and the subsequent achievement of billing milestones or project progress on backlog. Working capital is also impacted at period-end by the timing of contract receivables collections and accounts payable payments on our projects.

At December 31, 2023, our working capital was $71.8 million and included $47.9 million of cash, cash equivalents, short-term investments and restricted cash, $5.6 million of assets held for sale and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash, assets held for sale and current debt, our working capital at December 31, 2023 was $19.3 million, and consisted of net contract assets and contract liabilities of negative $2.7 million; contract receivables and retainage of $36.3 million; inventory, prepaid expenses and other assets of $9.1 million; and accounts payable, accrued expenses and other liabilities of $23.3 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash, assets held for sale and current debt) at December 31, 2023 and 2022, and changes in such amounts during 2023, were as follows (in thousands):

	December 31,
	2023	2022	Change (3)
Contract assets	$2,739	$4,839	$2,100
Contract liabilities (1)	(5,470)	(8,196)	(2,726)
Contracts in progress, net (2)	(2,731)	(3,357)	(626)
Contract receivables and retainage, net	36,298	29,427	(6,871)
Prepaid expenses, inventory and other current assets	9,066	8,074	(992)
Accounts payable, accrued expenses and other liabilities	(23,302)	(22,593)	709
Total	$19,331	$11,551	$(7,780)

(1)
Contract liabilities at December 31, 2023 and 2022, included accrued contract losses of $0.4 million and $1.6 million, respectively, associated primarily with our Ferry Projects.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance billings or payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent future cash expenditures on projects.
(3)
Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on our Statement of Cash Flows, including allowance for doubtful accounts and credit losses, gains and losses on sales of fixed assets and other assets, and accruals for capital expenditures.

Cash Flow Activity (in thousands)

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$7,197	$(8,923)
Net cash used in investing activities	$(503)	$(8,870)
Net cash used in financing activities	$(1,867)	$(1,972)

Operating Activities – Cash provided by operating activities for 2023 was $7.2 million and cash used in operating activities for 2022 was $8.9 million, and was primarily due to the net impacts of the following:

2023 Activity

•
Net loss adjusted for depreciation and amortization of $5.5 million, gain from net changes in allowance for doubtful accounts and credit losses of $0.4 million, gain on insurance recoveries of $0.6 million and stock-based compensation expense of $2.0 million;
•
Decrease in contract assets of $2.1 million related to the timing of billings on projects, primarily due to decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $2.7 million, primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division, offset partially by an increase in advance billings on various other projects for our Fabrication Division;
•
Increase in contract receivables and retainage of $7.1 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on various projects for our Fabrication Division and Services Division, offset partially by a decreased receivable position on our seventy-vehicle ferry project for our Shipyard Division;
•
Increase in prepaid expenses, inventory and other assets of $0.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 4;
•
Increase in accounts payable, accrued expenses and other current liabilities of $1.2 million related to the timing of payments, primarily due to decreased accounts payable positions on our forty-vehicle ferry projects for our Shipyard Division, offset partially by increased accounts payable positions on various projects for our Fabrication Division. The change differs from the table above primarily due to the Insurance Finance Arrangements discussed further in Note 4; and
•
Change in noncurrent assets and liabilities, net of $31.8 million, primarily due to the write-off of a $12.5 million noncurrent net contract asset, and recording of a $20.0 million liability, associated with the resolution of our MPSV Litigation. The liability was replaced with the Note Agreement. See Note 4 for further discussion of the Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation.

2022 Activity

•
Net loss adjusted for depreciation and amortization of $5.1 million, non-cash asset impairments of $0.5 million, gain on insurance recoveries of $1.2 million, and stock-based compensation expense of $2.3 million;
•
Increase in contract assets of $0.1 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division and our forty-vehicle ferry projects for our Shipyard Division, offset partially by decreased unbilled positions on our seventy-vehicle ferry project;
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
•
Decrease in accounts payable, accrued expenses and other current liabilities of $1.6 million due to the timing of payments, primarily due to decreased accounts payable positions on various projects for our Fabrication Division and our seventy-vehicle ferry project for our Shipyard Division, offset partially by increased accounts payable positions on various projects for our Services Division; and
•
Change in noncurrent assets and liabilities, net of $0.9 million.

Investing Activities – Cash used in investing activities for 2023 and 2022 was $0.5 million and $8.9 million, respectively. Cash used in investing activities for 2023 was primarily due to capital expenditures of $2.9 million, offset partially by proceeds from asset sales of $0.5 million, recoveries from insurance claims of $0.2 million, and net maturities of short-term investments of $1.7 million. Cash used in investing activities for 2022 was primarily due to purchases of short-term investments of $9.9 million and capital expenditures of $3.1 million, offset partially by proceeds from the Shipyard Transaction of $0.9 million, proceeds from asset sales of $2.0 million, and recoveries from insurance claims of $1.2 million.

Financing Activities – Cash used in financing activities for 2023 and 2022 was $1.9 million and $2.0 million, respectively. Cash used in financing activities for 2023 and 2022 was primarily due to payments on our Insurance Finance Arrangement of $1.3 million and $1.7 million, respectively, and tax payments made on behalf of employees from vested stock withholdings. The 2023 period also included the repurchase of $0.1 million of our common stock under our Share Repurchase Program. See Note 8 for further discussion of our Share Repurchase Program.

Credit Facilities

See Note 4 for discussion of our LC Facility, Surety Bonds, Note Agreement, Mortgage Agreement, Restrictive Covenant Agreement and Insurance Finance Arrangements.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, improved project cash flow management and the completion of the Shipyard Transaction. The primary uses of our liquidity for 2024 and the foreseeable future are to fund:

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
•
Remaining liabilities of the Shipyard Division operations (including accrued contract losses for the Ferry Projects) that were excluded from the Shipyard Transaction;
•
Interest and principal payments on our Note Agreement entered into in connection with the resolution of our MPSV Litigation and the Settlement Agreement. See Note 4 for further discussion of the Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement;
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Organic and inorganic opportunities for growth, including mergers and acquisitions; and
•
Our Share Repurchase Program. See Note 8 for further discussion of our Share Repurchase Program.

We anticipate capital expenditures of $4.5 million to $5.5 million for 2024, of which approximately $3.5 million relates to upgrades to our Houma Facilities and investments in more technologically advanced equipment. In January 2024, we received insurance proceeds of $2.0 million associated with damage to our Houma Facilities previously caused by Hurricane Ida, which will partially supplement our capital expenditures for 2024. Further investments in our facilities may be required to win and execute potential new project awards, which are not included in these estimates. See Note 2 for further discussion of the impacts of Hurricane Ida.

We believe that our cash, cash equivalents and short-term investments at December 31, 2023, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for 2024 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecast for 2024 and 2025, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecast will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Item 8. Financial Statements and Supplementary Data

In this Report our Financial Statements and the accompanying notes appear on pages F-1 through F-26 and are incorporated herein by reference. See Index to Financial Statements on page 44.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this item may be found in our definitive proxy statement prepared in connection with our 2024 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item may be found in our definitive proxy statement prepared in connection with our 2024 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Information required by this item may be found in our definitive proxy statement prepared in connection with our 2024 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item may be found in our definitive proxy statement prepared in connection with our 2024 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item may be found in our definitive proxy statement prepared in connection with our 2024 annual meeting of shareholders and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
March 7, 2024

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$38,176	$33,221
Restricted cash	1,475	1,603
Short-term investments	8,233	9,905
Contract receivables and retainage, net	36,298	29,427
Contract assets	2,739	4,839
Prepaid expenses and other assets	6,994	6,475
Inventory	2,072	1,599
Assets held for sale	5,640	—
Total current assets	101,627	87,069
Property, plant and equipment, net	23,145	31,154
Goodwill	2,217	2,217
Other intangibles, net	700	842
Other noncurrent assets	739	13,584
Total assets	$128,428	$134,866
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,466	$8,310
Contract liabilities	5,470	8,196
Accrued expenses and other liabilities	14,836	14,283
Long-term debt, current	1,075	—
Total current liabilities	29,847	30,789
Long-term debt, noncurrent	18,925	—
Other noncurrent liabilities	685	1,453
Total liabilities	49,457	32,242
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,258 issued and outstanding at December 31, 2023 and 15,973 at December 31, 2022	11,729	11,591
Additional paid-in capital	108,615	107,372
Accumulated deficit	(41,373)	(16,339)
Total shareholders’ equity	78,971	102,624
Total liabilities and shareholders’ equity	$128,428	$134,866

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2023	2022
Revenue	$151,067	$142,320
Cost of revenue	162,968	134,425
Gross profit (loss)	(11,901)	7,895
General and administrative expense	16,278	18,214
Other (income) expense, net	(2,296)	(6,904)
Operating loss	(25,883)	(3,415)
Interest (expense) income, net	1,440	86
Loss before income taxes	(24,443)	(3,329)
Income tax (expense) benefit	41	(23)
Net loss	$(24,402)	$(3,352)
Per share data:
Basic and diluted loss per share	$(1.51)	$(0.21)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	15,622	$11,384	$105,511	$(12,987)	$103,908
Net loss	—	—	—	(3,352)	(3,352)
Vesting of restricted stock	351	(23)	(211)	—	(234)
Stock-based compensation expense	—	230	2,072	—	2,302
Balance at December 31, 2022	15,973	11,591	107,372	(16,339)	102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net loss	—	—	—	(24,402)	(24,402)
Vesting of restricted stock	315	(48)	(434)	—	(482)
Stock-based compensation expense	—	199	1,792	—	1,991
Repurchases of common stock	(30)	(13)	(115)	—	(128)
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,402)	$(3,352)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,466	5,098
Asset impairments	—	484
Change in allowance for doubtful accounts and credit losses	(410)	—
Loss on sale or disposal of fixed assets, net	27	19
Gain on insurance recoveries	(571)	(1,200)
Stock-based compensation expense	1,991	2,302
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(7,093)	(13,441)
Contract assets	2,100	(80)
Prepaid expenses, inventory and other current assets	(133)	2,224
Accounts payable	(9)	(1,088)
Contract liabilities	(2,726)	1,548
Accrued expenses and other current liabilities	1,206	(561)
Noncurrent assets and liabilities, net	31,751	(876)
Net cash provided by (used in) operating activities	7,197	(8,923)
Cash flows from investing activities:
Capital expenditures	(2,876)	(3,086)
Proceeds from Shipyard Transaction	—	886
Proceeds from sale of property and equipment	456	2,035
Recoveries from insurance claims	245	1,200
Purchases of short-term investments	(39,028)	(9,905)
Maturities of short-term investments	40,700	—
Net cash used in investing activities	(503)	(8,870)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	(1,257)	(1,738)
Repurchases of common stock	(128)	—
Tax payments for vested stock withholdings	(482)	(234)
Net cash used in financing activities	(1,867)	(1,972)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,827	(19,765)
Cash, cash equivalents and restricted cash, beginning of period	34,824	54,589
Cash, cash equivalents and restricted cash, end of period	$39,651	$34,824
Supplemental cash flow information:
Interest paid	$49	$149
Income taxes paid (refunds received), net	$—	$—
Accounts payable excluded from capital expenditures	$383	$217
Reclassification of property, plant and equipment to assets held for sale	$5,640	$—

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and staffing services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 for further discussion of our reportable segments.

In the second quarter 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. See Note 2 for further discussion of our Ferry Projects, Note 7 for further discussion of the resolution of our MPSV Litigation and Note 9 for further discussion of the wind down of our Shipyard Division operations.

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
•
determination of the fair-value of our long-term debt; and
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, which negatively impacted our end markets and operating results. Beginning in 2020, the global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low in 2020), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response, as well as continued inflationary pressures, resulting in elevated energy prices (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high in 2022), which positively impacted certain of our end markets. While oil and gas prices declined in 2023, prices have somewhat stabilized, but the duration of such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, and geopolitical conflicts.

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

Restricted Cash – At December 31, 2023 and 2022, we had $1.5 million and $1.6 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 4 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2023 and 2022, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. Depending on the terms of the award, we use the straight-line and graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Consolidated Statement of Operations (“Statement of Operations”). Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Consolidated Statement of Cash Flows (“Statement of Cash Flows”). See Note 6 for further discussion of our stock-based and other compensation plans.

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. See Note 3 for further discussion of our assets held for sale.

Depreciation and Amortization Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over seven years and amortization expense is reflected within general and administrative expense on our Statement of Operations. See Note 3 for further discussion of our property, plant and equipment and intangible assets.

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 3 for further discussion of our annual goodwill impairment assessment.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during 2023. See Note 3 for discussion of our corporate office lease impairment during 2022.

Leases

We record a right-of-use asset and an offsetting lease liability on our Consolidated Balance Sheet (“Balance Sheet”) equal to the present value of our lease payments for leases with an original term of longer than twelve months. We do not record an asset or liability for leases with an original term of twelve months or less and we do not separate lease and non-lease components for our leases. Our lease assets are reflected within other noncurrent assets, and the current and noncurrent portions of our lease liabilities are reflected within accrued expenses and other liabilities, and other noncurrent liabilities, respectively, on our Balance Sheet. For leases with escalations over the life of the lease, we recognize expense on a straight-line basis. See Note 3 for further discussion of our lease assets and liabilities.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of inventory, assets held for sale, goodwill and long-lived assets, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. Our fair value assessments for long-term debt are recurring fair value measurements that fall within Level 2 of the fair value hierarchy, and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets. See Note 3 for further discussion of our assets held for sale and Note 4 for further discussion of our long-term debt.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during 2023 and 2022.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2023 and 2022, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For 2023 and 2022, other (income) expense, net included gains of $1.5 million and $7.3 million, respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. See Note 2 for further discussion of the impacts of Hurricane Ida.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Note 5 for further discussion of our income taxes and DTAs.

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

Segment Reporting – In the fourth quarter 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The new standard will be effective for us in the fourth quarter 2024. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using the retrospective transition method. We are assessing the effect that the new standard will have on our financial statement disclosures; however, adoption will not impact our Balance Sheet or Statement of Operations.

Income Taxes – In the fourth quarter 2023, the FASB issued ASU 2023-09 “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhanced disclosures related to rate reconciliation and income taxes paid information. The new standard will be effective for us in the fourth quarter 2025. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard may be applied using either the prospective or retrospective transition method. We are assessing the effect of the new standard on our financial statement disclosures; however, adoption will not impact our Balance Sheet or Statement of Operations.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for 2023 and 2022 (in thousands):

	Year ended December 31, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,618	$51,015	$(30,417)	$(33)	$22,183
T&M and cost-reimbursable	87,914	38,031	—	—	125,945
Other	4,016	—	—	(1,077)	2,939
Total	$93,548	$89,046	$(30,417)	$(1,110)	$151,067

Long-term	$1,618	$82,535	$(30,417)	$(33)	$53,703
Short-term	91,930	6,511	—	(1,077)	97,364
Total	$93,548	$89,046	$(30,417)	$(1,110)	$151,067

	Year ended December 31, 2022
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$5,035	$36,127	$7,671	$(7)	$48,826
T&M and cost-reimbursable	79,426	9,526	—	—	88,952
Other	2,561	2,646	—	(665)	4,542
Total	$87,022	$48,299	$7,671	$(672)	$142,320

Long-term	$5,035	$43,037	$7,671	$—	$55,743
Short-term	81,987	5,262	—	(672)	86,577
Total	$87,022	$48,299	$7,671	$(672)	$142,320

Future Performance Obligations

The following table summarizes remaining performance obligations for each of our operating segments, disaggregated by contract type, at December 31, 2023 (in thousands):

	December 31, 2023
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$502	$11,446	$709	$12,657
T&M and cost-reimbursable	—	293	—	293
Total (1)	$502	$11,739	$709	$12,950

(1)
We expect all of our performance obligations at December 31, 2023, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at December 31, 2023 and 2022, is as follows (in thousands):

	December 31,
	2023	2022
Costs incurred to date	$117,274	$112,693
Estimated losses incurred to date	(12,735)	(12,610)
Sub-total	104,539	100,083
Billings to date	(107,270)	(103,440)
Total	$(2,731)	$(3,357)

The above amounts are included within the following captions on our Balance Sheet at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Contract assets (1), (2)	$2,739	$4,839
Contract liabilities (3), (4), (5)	(5,470)	(8,196)
Total	$(2,731)	$(3,357)

(1)
The decrease in contract assets from December 31, 2022 to December 31, 2023, was primarily due to decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division.
(2)
Contract assets at December 31, 2023 and 2022, excluded $6.0 million and $3.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The increase from December 31, 2022 to December 31, 2023, was primarily due to a customer for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2022 to December 31, 2023, was primarily due to a decrease in advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses for our Shipyard Division, offset partially by an increase in advance billings on various other projects for our Fabrication Division.
(4)
Revenue recognized during 2023 and 2022, related to amounts included in our contract liabilities balance at December 31, 2022 and 2021, was $6.6 million and $2.7 million, respectively.
(5)
Contract liabilities at December 31, 2023 and 2022, included accrued contract losses of $0.4 million and $1.6 million, respectively, primarily related to projects for our Shipyard Division. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Significant Customers

The following table summarizes revenue for customers that accounted for 10% or more of our consolidated revenue for 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Customer A	$70,497	$54,257
Customer B	26,956	*
Customer C (1)	16,498	14,635
Customer D (1)	15,481	*

(*) The customer revenue was less than 10% of consolidated revenue for the year.

(1)
For 2023, these customers accounted for 10% or more of our consolidated revenue due to lower revenue for the period associated with a charge of $32.5 million for our Shipyard Division, resulting from the resolution of our MPSV Litigation. See “Changes in Project Estimates” below and Note 7 for further discussion of the charge and resolution of our MPSV Litigation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. For 2023, we recognized income of $0.4 million associated with revisions to our allowance for doubtful accounts and credit losses, and for 2022, changes were not significant. Our allowance for doubtful accounts and credit losses at December 31, 2023 was $0.2 million, and it was not significant at December 31, 2022. We recorded a $0.6 million increase to beginning accumulated deficit as of January 1, 2023, in connection with our adoption of ASU 2016-13. We had no significant write-offs or recoveries of previously recorded bad debts during 2023 or 2022. See “New Accounting Standards” in Note 1 for further discussion of our adoption of ASU 2016-13.

Variable Consideration

For 2023 and 2022, we had no material amounts in revenue related to unapproved change orders, claims or incentives, other than amounts related to the resolution of our MPSV Litigation discussed further below. However, at December 31, 2023 and 2022, certain active projects within our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million and $1.4 million, respectively.

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

Changes in Estimates for 2023 – During 2023, we recorded a charge of $32.5 million for our Shipyard Division, reflected as a reduction to revenue, resulting from the resolution of our MPSV Litigation. See Note 7 for further discussion of the charge and resolution of our MPSV Litigation. In addition, during 2023, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.7 million. The changes in estimates were associated with the following:

•
Seventy-Vehicle Ferry Project – During 2023, we completed, delivered and received final customer acceptance of our seventy-vehicle ferry. During 2023, our operating results were negatively impacted by $1.3 million from changes in estimates on the project, associated primarily with increased materials and subcontracted services costs, duration related costs due to extensions of schedule and net reductions to contract price. The cost impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays. The contract price impacts were primarily due to a price reduction resulting from the required replacement of the vessel’s propeller blades (discussed further below), offset partially by price increases due to favorable resolution of customer change orders and the customer’s agreement to forego a portion of previously forecasted liquidated damages.

As discussed in our previous quarterly filings, in connection with the delivery and commissioning of the vessel in the second quarter 2023, corrosion on the propeller blades was identified and the customer determined that replacement of the propeller blades will be required. The customer has agreed to directly procure the new propeller blades and take responsibility for future installation of the blades once received. Further, the customer agreed to bear a portion of the cost of the new propeller blades, with the remainder borne by us through the aforementioned contract price reduction.

At December 31, 2023, the project was in a loss position and the warranty period for the vessel ends in the third quarter 2024. The project would experience further losses if we incur unanticipated warranty costs on the vessel.

•
Forty-Vehicle Ferry Projects – During 2022, we substantially completed and delivered the first of two forty-vehicle ferries, and during 2023, we received final customer acceptance of the ferry. Further, during 2023, we substantially completed and delivered our second forty-vehicle ferry, and we anticipate final customer acceptance of the ferry in March 2024. During 2023, our operating results were negatively impacted by $1.4 million from changes in estimates on the projects, associated primarily with (i) warranty costs on the first vessel, and (ii) increased materials and subcontracted services costs and duration related costs due to extensions of schedule, including forecast liquidated damages, on the second vessel. The impacts for the second vessel were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As discussed in our 2022 Financial Statements and subsequent quarterly filings, as a result of design deficiencies, we experienced rework, construction and commissioning challenges on the two ferries, resulting in forecast cost increases and liquidated damages, and the previous need to fabricate a new hull for the second vessel. Accordingly, during 2021, we submitted claims to our customer, and subsequently filed a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Our forecasts at December 31, 2023 do not reflect potential future benefits, if any, from the favorable resolution of the lawsuit and we can provide no assurance that we will be successful recovering previously incurred costs.

At December 31, 2023, the projects were in a loss position and the warranty period for the first vessel ends in the second quarter 2024 and the warranty period for the second vessel is anticipated to end in the first quarter 2025. The projects would experience further losses if we incur unanticipated warranty costs on the vessels.

Changes in Estimates for 2022 – During 2022, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.0 million. The changes in estimates were associated with the following:

•
Seventy-Vehicle Ferry Project – During 2022, our operating results were negatively impacted by $0.9 million from changes in estimates on our seventy-vehicle ferry project, associated primarily with increased materials and subcontracted services costs and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to equipment issues identified during testing, subcontractor delays and the U.S. Coast Guard’s determination that the vessel’s wood consoles, contractually specified by the customer, were required to be replaced or modified with metal consoles.
•
Forty-Vehicle Ferry Projects – During 2022, our operating results were negatively impacted by $1.1 million from changes in estimates on our second forty-vehicle ferry project, associated primarily with increased subcontracted services and craft labor costs and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to structural design deficiencies for the vessel (discussed further above), which resulted in deflection issues within the plating of the vessel.

Other Operating and Project Matters

During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities. Our insurance coverages in effect at the time of the storm generally specified coverage amounts for each of our buildings (including contents) and major equipment.

Fabrication Division Impacts – During 2023 and 2022, we received insurance payments of $2.2 million and $13.1 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. Further, in the fourth quarter 2023, we finalized all claims associated with our insurance coverages, and at December 31, 2023, we had total insurance receivables on our Balance Sheet of $2.0 million, all of which was collected in January 2024. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

The timing of payments from our insurance carriers often differed from when we incurred the applicable repair and cleanup costs, and accordingly, we accounted for such differences in timing as follows:

•
To the extent we incurred repair costs in excess of insurance proceeds received to date, we recorded an insurance receivable when we believed such amounts were probable of recovery under our insurance policies.
•
To the extent proceeds received exceeded repair costs incurred to date, we recorded an insurance gain as we did not have an obligation to perform further repair activities. Charges were recorded in subsequent periods to the extent such proceeds received were used for repair activities that were not deemed to be capital in nature.
•
Insurance deductibles, clean-up costs and uninsured losses were expensed.

Based on the above, during 2023 and 2022, we recorded gains of $2.0 million (including $0.6 million related to our business interruption coverage) and $7.5 million (including $3.7 million related to our business interruption coverage), respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shipyard Division Impacts – In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that were previously in our possession and subject to our MPSV Litigation, and certain bulkheads where the vessels were moored. During 2023 and 2022, we recorded charges of $0.5 million and $0.2 million, respectively, related to actual costs incurred. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 7 for further discussion of the resolution of our MPSV Litigation.

3. LONG-LIVED ASSETS AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	Estimated	December 31,
	Useful Life	2023	2022
	(in Years)
Land	—	$2,103	$4,376
Buildings	10 to 25	19,232	25,584
Machinery and equipment	3 to 15	64,035	67,851
Furniture and fixtures	3 to 5	762	994
Transportation equipment	2 to 5	2,369	2,361
Improvements	15	17,277	23,246
Construction in progress	—	2,060	2,881
Total property, plant and equipment		107,838	127,293
Accumulated depreciation		(84,693)	(96,139)
Property, plant and equipment, net		$23,145	$31,154

Depreciation expense for 2023 and 2022 was $4.9 million and $4.7 million, respectively.

In February 2024, we sold certain property of our Fabrication Division that was part of our Houma Facilities for $8.5 million (net of transaction and other costs). The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023, and its carrying value was $5.6 million, which was less than its fair value based on the proceeds from its sale.

Leased Facilities and Equipment

We lease certain office, warehouse and operating facilities under long-term lease arrangements that expire at various dates through October 2027, some of which include renewal options ranging from one to 20 years. At December 31, 2023, our lease asset, current lease liability and long-term lease liability were $0.7 million, $0.8 million and $0.5 million, respectively. Our lease obligations include any renewal options that we intend to exercise. Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2024	$884
2025	424
2026	76
2027	64
Total lease payments	1,448
Less: interest	(99)
Present value of lease payments (1), (2)	$1,349

(1)
During 2022, we entered into a sublease arrangement with a third-party for the remainder of our corporate office lease, which will partially recover our lease costs for the office for the duration of the lease. In connection therewith, we recorded an impairment charge of $0.5 million associated with the underlying right-of-use asset for the corporate office lease. The impairment is included in other (income) expense, net on our Statement of Operations and is reflected within our Corporate Division.
(2)
The discount rate used to determine the present value of our lease payments was based on the interest rate on our LC Facility adjusted for terms similar to that of our leased properties. At December 31, 2023, our weighted-average remaining lease term was approximately 1.9 years and the weighted-average discount rate used to derive our lease liability was 6.9%.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Lease expense for our leased facilities and equipment, which includes lease asset amortization expense and expense for leases with original terms that are twelve months or less, for 2023 and 2022, was $1.7 million and $1.6 million, respectively. Cash paid for leases for 2023 and 2022 was $2.0 million and $2.0 million, respectively. Certain of our leases are subject to subleases with third parties. Sublease income for 2023 and 2022 was $0.6 million and $0.4 million, respectively, and is included in other (income) expense, net on our Statement of Operations.

During 2022, we sold a purchase option for $1.9 million (net of transaction and other costs) that was entered into in connection with a previous acquisition that provided us with a right to buy a leased fabrication and operating facility for a nominal amount. No material gain or loss was recognized on the sale of the purchase option as the net proceeds approximated the carrying value of the underlying right-of-use asset associated with the leased facility. The net proceeds are included in proceeds from sale of property and equipment on our Statement of Cash Flows.

Goodwill and Other Intangible Assets

Goodwill – As discussed in Note 1, goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. At October 1, 2023, our Services Division represented our only reporting unit. During 2023, we had no indicators of impairment and had no changes to our reporting unit. We performed a qualitative assessment of our goodwill, and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. Accordingly, a quantitative assessment was not deemed necessary.

Other Intangible Assets – Other intangible assets were derived from the estimated fair value of existing underlying customer relationships associated with a previous acquisition and consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Customer relationships	$996	$996
Accumulated amortization	(296)	(154)
Intangible assets, net	$700	$842

Our intangible assets have estimated lives of seven years and amortization expense for 2023 and 2022 was $0.1 million and $0.1 million, respectively. Amortization expense is estimated to be $0.1 million to $0.2 million for each of 2024, 2025, 2026, 2027 and 2028.

4. CREDIT FACILITIES AND DEBT

LC Facility

On May 5, 2023, we amended our LC Facility with Whitney Bank to reduce our letters of credit capacity from $20.0 million to $10.0 million, subject to our cash securitization of the letters of credit, and extend the maturity date to June 30, 2024. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. At December 31, 2023, we had $1.5 million of outstanding letters of credit under the LC Facility. See Note 7 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects. At December 31, 2023, we had $52.5 million of outstanding surety bonds, of which $45.6 million relates to our Ferry Projects for our Shipyard Division and $6.9 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 7 for further discussion of our surety bonds and related indemnification obligations.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note Agreement

In connection with the resolution of our MPSV Litigation and the Settlement Agreement, on November 6, 2023, we entered into a promissory note (“Note Agreement”) with one of our Sureties (Fidelity & Deposit Company of Maryland (“FDC”) and Zurich American Insurance Company (together with FDC, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum commencing on January 1, 2024, with principal and interest payable in 15 equal annual installments of approximately $1.7 million, beginning on December 31, 2024 and ending on December 31, 2038. Future annual principal maturities under the Note Agreement are as follows (in thousands):

Principal Maturities
2024	$1,075
2025	1,108
2026	1,141
2027	1,175
2028	1,210
Thereafter	14,291
Total maturities (1), (2)	$20,000

(1)
At December 31, 2023, the estimated present value of the Note Agreement amount was $12.7 million based on an estimated market rate of interest.
(2)
Due to the forbearance of interest until January 1, 2024, the effective rate on the Note Agreement is 2.9% per annum. Accordingly, we accrued interest expense of $0.1 million during 2023 associated with the difference between the effective interest rate and stated interest rate on the Note Agreement.

See Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Mortgage Agreement and Restrictive Covenant Agreement

In connection with the receipt of a consent for the Shipyard Transaction from Zurich, we entered into a multiple indebtedness mortgage (“Mortgage Agreement”) and a restrictive covenant arrangement (“Restrictive Covenant Agreement”) with Zurich to secure our obligations for our MPSV projects and forty-vehicle ferry projects. The Mortgage Agreement encumbers all real estate associated with the Houma Facilities and includes certain covenants and events of default. In connection with the resolution of our MPSV Litigation and Note Agreement entered into with Zurich, the Mortgage Agreement was modified on November 6, 2023, to include a provision requiring that 50 percent of the net proceeds received by us in excess of $8.0 million from the sale of any real estate of our Houma Facilities be used to make early payments on the principal balance under the Note Agreement. The Mortgage Agreement will terminate when the obligations and liabilities of Zurich associated with the outstanding surety bonds for the forty-vehicle ferry projects are discharged and the Note Agreement is repaid. The Restrictive Covenant Agreement precluded us from paying dividends or repurchasing shares of our common stock; however, in connection with the Settlement Agreement, the Restrictive Covenant Agreement was terminated. See Note 1 for further discussion of the Shipyard Transaction and Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Insurance Finance Arrangements

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. During 2023 and 2022, we made principal payments of $1.3 million and $1.7 million, respectively, which have been reflected as a financing activity on our Statement of Cash Flows.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. INCOME TAXES

Income Tax (Expense) Benefit

A reconciliation of the U.S. federal statutory tax rate to our income tax (expense) benefit for 2023 and 2022, is as follows (in thousands):

	Years Ended December 31,
	2023	2022
U.S. statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
Permanent differences	(1.0)%	(5.1)%
State income taxes	(0.3)%	5.7%
Discrete items
Vesting of common stock	(0.2)%	(1.0)%
Change in valuation allowance	(19.4)%	(23.1)%
Return to provision and other	0.1%	1.8%
Income tax (expense) benefit	0.2%	(0.7)%

Significant components of our income tax (expense) benefit for 2023 and 2022, were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Current
Federal	$—	$—
State	—	—
Total current	—	—
Deferred
Federal	4,933	556
State	(24)	166
Valuation allowance	(4,868)	(745)
Total deferred	41	(23)
Income tax (expense) benefit	$41	$(23)

Deferred Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Leases	$144	$221
Employee benefits	1,499	1,465
Accrued losses on uncompleted contracts	77	2,076
Stock based compensation expense	373	351
Debt interest	516	-
Federal net operating losses	28,413	22,444
State net operating losses	3,407	3,493
R&D and other tax credits	1,037	1,013
Other	242	481
Total deferred tax assets	35,708	31,544
Deferred tax liabilities
Depreciation	(564)	(1,051)
Prepaid insurance	(280)	(497)
Total deferred tax liabilities	(844)	(1,548)
Net deferred tax assets	34,864	29,996
Valuation allowance	(34,927)	(30,100)
Net deferred taxes (1)	$(63)	$(104)

(1)
Amounts are included in other noncurrent liabilities on our Balance Sheet.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2023 and 2022, we had total DTAs of $35.7 million and $31.5 million, respectively (including U.S. federal net operating losses (“NOL(s)”) DTAs of $28.4 million and $22.4 million, respectively). On a periodic and ongoing basis, we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) (“VA(s)”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs. If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates. As a result of our assessment and due to cumulative losses for the three years ended December 31, 2023, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our DTAs, and accordingly, at December 31, 2023 and 2022, we had VAs of $34.9 million and $30.1 million, respectively, offsetting our total DTAs.

At December 31, 2023, we had gross U.S. federal NOL carryforwards (excluding VAs) of $135.3 million, of which $42.3 million will expire in 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. At December 31, 2023, we had gross state NOL carryforwards (excluding VAs) of $45.2 million, which will expire from 2035 through 2041.

Uncertain Tax Positions

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. At December 31, 2023 and 2022, we had no material reserves for uncertain tax positions. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2019.

6. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and Company-matching contributions, with potential additional discretionary contributions determined by our Board of Directors (“Board”). During 2023 and 2022, we contributed $0.7 million and $0.7 million, respectively, to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans (“Incentive Plans”), the Compensation Committee of our Board may grant cash-based and equity-based awards to eligible employees and non-employee directors, including restricted stock unit (“RSU”) awards (both time-based and performance-based), stock option awards and cash-based performance awards. The Compensation Committee determines the amount of each award, as well as the terms, conditions, performance measures and other provisions of the award. Under our Incentive Plans, the maximum number of shares that may be granted to any one officer or employee during any single calendar year is 300,000. At December 31, 2023, we had 1,146,746 authorized shares available for future issuance under our Incentive Plans.

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

•
Time-based RSU Awards – Outstanding time-based RSU awards to our non-employee directors and employees have a one-year or three-year, respectively, graded vesting period. The fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units granted. The fair value is expensed over the applicable vesting period on a straight-line basis.
•
Performance-based RSU Awards – Outstanding performance-based RSU awards to our employees have a three-year graded vesting period. These awards provide that the number of shares of common stock ultimately issued will be between 0% and 200% of the target award based on the achievement of performance targets attributable to the year in which the awards are made, up to the maximum per person limit, with any excess shares earned payable in cash. The fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units anticipated to be granted based on the performance targets achieved. This fair value is expensed over the applicable vesting period using the graded vesting method. As a result of the performance targets achieved for 2021, one award recipient’s performance-based RSU awards were subject to partial cash-settlement (“Cash-Settled RSUs”) as described above. Accordingly, we account for this portion of the awards as liability-classified awards, with changes in the fair value of the awards reflected within general and administrative expense on our Statement of Operations over the vesting period. Compensation expense for our Cash-Settled RSUs was not significant for 2023 and was $0.1 million for 2022. During 2023 and 2022, $0.1 million and $0.1 million, respectively, was paid related to our Cash-Settled RSUs.

A summary of activity for our RSU awards (excluding Cash-Settled RSUs) for 2023 and 2022 is as follows:

	2023		2022
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
RSUs, beginning of period	838,267	$4.34	842,558	$4.47
Granted	550,980	3.47	463,600	4.24
Vested	(443,106)	4.21	(403,559)	4.46
Forfeited	—	—	(64,332)	4.49
RSUs, end of period	946,141	3.89	838,267	4.34

Compensation expense for our RSU awards was $2.0 million and $2.3 million for 2023 and 2022, respectively, and is included in general and administrative expense and cost of revenue, as applicable, on our Statement of Operations. At December 31, 2023, we had $1.9 million of unrecognized compensation expense related to our RSU awards. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of RSU awards granted during 2023 and 2022 was $1.9 million and $2.0 million, respectively, and the total fair value of RSU awards that vested during 2023 and 2022 was $1.6 million and $1.6 million, respectively. The income tax benefit (expense) associated with our share-based compensation arrangements was not significant for 2023 or 2022.

Stock Option Awards and Cash-based Performance Awards – At December 31, 2023, we had no outstanding stock option awards or cash-based performance awards and no such awards were made during 2023 or 2022.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Resolution of MPSV Litigation

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

On October 4, 2023, the MPSV Litigation was dismissed in full with prejudice at the request of the parties after the parties reached an agreement in principle. In addition, on November 6, 2023, GIS and the Company entered into an agreement (“Settlement Agreement”) with Zurich pursuant to which Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich, which occurred in the fourth quarter 2023. Further, we entered into the Note Agreement. See Note 4 for further discussion of the Note Agreement.

As a result of the resolution of the MPSV Litigation, during the third quarter 2023, we recorded a charge of $32.5 million, consisting of (i) a $12.5 million non-cash charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Settlement Agreement and Note Agreement. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts, resulting in a negative revenue amount for the Shipyard Division for 2023, and is included in the changes in noncurrent assets and liabilities, net on our Statement of Cash Flows. The liability was replaced with the Note Agreement in the fourth quarter 2023 and is reflected as current and long-term debt on our Balance Sheet at December 31, 2023.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. In connection with our insurance coverage renewal for our property and equipment during 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment.

To the extent we have insurance coverage, we do not have an offset right for liabilities in excess of any deductibles and self-insured retentions. Accordingly, we have recorded a liability for estimated amounts in excess of our deductibles and retentions, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. Further, to the extent we are self-insured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 2 for discussion of the costs incurred associated with damage caused by Hurricanes Ida.

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

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 3 for further discussion of our leases.

8. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted loss per share for 2023 and 2022 (in thousands, except per share data):

	Years Ended December 31,
	2023	2022
Net loss	$(24,402)	$(3,352)
Weighted average shares	16,193	15,840
Basic and diluted loss per share	$(1.51)	$(0.21)

Shareholders’ Equity

On December 1, 2023, our Board approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During 2023, we repurchased 29,578 shares of our common stock for $0.1 million, and at December 31, 2023, we had remaining authorization to purchase $4.9 million under the Share Repurchase Program.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. OPERATING SEGMENTS

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, in the second quarter 2021, we completed the Shipyard Transaction. The Shipyard Transaction excluded the contracts and related obligations for our Ferry Projects that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which is anticipated to occur in the first quarter 2025. At December 31, 2023 and 2022, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $1.4 million and $2.7 million, respectively. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the two-year period ended December 31, 2023, is as follows (in thousands):

	Year Ended December 31, 2023
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations) (1)	$93,548	$89,046	$(30,417)	$(1,110)	$151,067
Gross profit (loss) (1)	13,783	10,178	(35,862)	—	(11,901)
Operating income (loss) (1)	10,929	10,558	(39,374)	(7,996)	(25,883)
Depreciation and amortization expense	1,926	3,249	—	291	5,466
Capital expenditures	544	2,233	—	99	2,876
Total assets (3)	32,191	42,368	1,553	52,316	128,428

	Year Ended December 31, 2022
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations)	$87,022	$48,299	$7,671	$(672)	$142,320
Gross profit (loss) (2)	11,227	(274)	(3,058)	—	7,895
Operating income (loss) (2)	8,124	4,874	(7,554)	(8,859)	(3,415)
Depreciation and amortization expense	1,496	3,343	—	259	5,098
Capital expenditures	2,326	633	—	127	3,086
Total assets (3)	28,016	40,531	16,330	49,989	134,866

(1)
Revenue for 2023 includes a charge of $32.5 million resulting from the resolution of our MPSV Litigation for our Shipyard Division. Gross profit (loss) and operating income (loss) for 2023 includes a charge of $32.5 million resulting from the resolution of our MPSV Litigation and project charges of $2.7 million for our Shipyard Division. Operating income (loss) for 2023 also includes gains of $2.0 million from the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida for our Fabrication Division, charges of $0.5 million associated with damage previously caused by Hurricane Ida for our Shipyard Division, and the partial under-recovery of overhead costs for our Fabrication Division. See Note 2 for further discussion of our project and Hurricane Ida impacts and Note 7 for further discussion of the resolution of our MPSV Litigation.
(2)
Gross profit (loss) and operating income (loss) for 2022 includes project charges of $2.0 million for our Shipyard Division. Operating income (loss) for 2022 also includes gains of $7.5 million from the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida for our Fabrication Division, charges of $0.2 million associated with damage previously caused by Hurricane Ida for our Shipyard Division, an impairment charge of $0.5 million associated with the underlying right-of-use asset for our corporate office lease for our Corporate Division, and the partial under-recovery of overhead costs for our Fabrication Division. See Note 2 for further discussion of our project and Hurricane Ida impacts and Note 3 for further discussion of our corporate office lease asset impairment.
(3)
Cash and short-term investments are reported within our Corporate Division.

10. SUBSEQUENT EVENTS

In February 2024, we sold our Houma AHFS for $8.5 million (net of transaction and other costs). See Note 3 for further discussion of our Houma AHFS.

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 19, 1997 (Registration No. 333-21863). ^
4.2	Description of Common Stock of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023.
10.1

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 4, 2016.†

10.2

The Company’s Second Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023.†

10.3

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.4

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.5

Form of Non-Management Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022.†

10.6

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022.†

10.7

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023.†

10.8	The Company’s Amended and Restated Annual Incentive Program, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on March 5, 2015.†
10.9	Change of Control Agreement dated May 13, 2021 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on May 17, 2021.†
10.10	Change of Control Agreement dated May 13, 2021 between the Company and Richard W. Heo, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 17, 2021.†

E-1

EXHIBIT NUMBER
10.11

Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated April 19, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

10.12

Amendment to Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C. and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated November 6, 2023, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 7, 2023.

10.13

Secured Promissory Note by and among the Company and all of its subsidiaries, as payors, and Zurich American Insurance Company and Fidelity and Deposit Company of Maryland, as payees, dated November 6, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 7, 2023.

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

22

Subsidiary guarantors and issuers of guaranteed securities – From time to time, the Company may issue debt securities under a registration statement on Form S-3 filed with the SEC that are fully and unconditionally guaranteed by Gulf Island, L.L.C. and Gulf Island Services, L.L.C., each a wholly-owned subsidiary of the Company.

23.1	Consent of Ernst & Young LLP.*
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*
97.1	Company’s Executive Compensation Clawback Policy.*
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, has been formatted in Inline XBRL and is contained in Exhibit 101.

† Management Contract or Compensatory Plan.

* Filed herewith.

^ SEC File Number 000-22303.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2024.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2024.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Director (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Westley S. Stockton

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ WILLIAM E. CHILES	Chairman of the Board
William E. Chiles

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

/S/ JAY R. TROGER	Director
Jay R. Troger

S-1