Form 10-Q
period 2024-03-31
GULF ISLAND FABRICATION INC
filed 2024-05-08
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2024

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2024, was 16,282,521.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended March 31, 2024 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2023 Annual Report	Our annual report for the year ended December 31, 2023, filed with the SEC on Form 10-K on March 8, 2024.

2023 Financial Statements	Our Financial Statements for the year ended December 31, 2023 and related notes, included in our 2023 Annual Report.

ASC	Accounting Standards Codification.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Board	Board of Directors.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

COVID-19	The global coronavirus pandemic.

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

Houma AHFS

Certain excess real property (consisting of land and buildings) of our Fabrication Division sold in February 2024 that was part of our Houma Facilities, which was classified as an asset held for sale on our Balance Sheet at December 31, 2023.

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

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

LC Facility	Our $10.0 million letter of credit facility with Whitney Bank maturing on June 30, 2026, as amended.

LNG	Liquefied Natural Gas.

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

Shipyard Transaction

The sale of our Shipyard Division’s operating assets and certain construction contracts during 2021, which excluded the contracts and related obligations for our Ferry Projects and the contracts and related obligations for the projects that were subject to our previous MPSV Litigation.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,469	$38,176
Restricted cash	1,475	1,475
Short-term investments	27,352	8,233
Contract receivables and retainage, net	26,892	36,298
Contract assets	4,905	2,739
Prepaid expenses and other assets	4,634	6,994
Inventory	2,004	2,072
Assets held for sale	—	5,640
Total current assets	99,731	101,627
Property, plant and equipment, net	24,501	23,145
Goodwill	2,217	2,217
Other intangibles, net	664	700
Other noncurrent assets	645	739
Total assets	$127,758	$128,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,625	$8,466
Contract liabilities	1,740	5,470
Accrued expenses and other liabilities	13,390	14,836
Long-term debt, current	1,075	1,075
Total current liabilities	22,830	29,847
Long-term debt, noncurrent	18,925	18,925
Other noncurrent liabilities	559	685
Total liabilities	42,314	49,457
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,197 shares issued and outstanding at March 31, 2024 and 16,258 at December 31, 2023	11,752	11,729
Additional paid-in capital	108,825	108,615
Accumulated deficit	(35,133)	(41,373)
Total shareholders’ equity	85,444	78,971
Total liabilities and shareholders’ equity	$127,758	$128,428

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$42,881	$62,168
Cost of revenue	36,757	57,134
Gross profit	6,124	5,034
General and administrative expense	3,484	5,067
Other (income) expense, net	(3,068)	(361)
Operating income	5,708	328
Interest (expense) income, net	542	320
Income before income taxes	6,250	648
Income tax (expense) benefit	(10)	(7)
Net income	$6,240	$641

Per share data:
Basic income per share	$0.38	$0.04
Diluted income per share	$0.37	$0.04

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	$11,624	$107,667	$(16,330)	$102,961

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	$11,752	$108,825	$(35,133)	$85,444

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$6,240	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,193	1,333
Change in allowance for doubtful accounts and credit losses	(28)	—
Gain on sale or disposal of assets held for sale and fixed assets, net	(3,241)	(64)
Gain on insurance recoveries	—	(245)
Stock-based compensation expense	506	509
Changes in operating assets and liabilities:
Contract receivables and retainage, net	9,434	(14,540)
Contract assets	(2,166)	(699)
Prepaid expenses, inventory and other current assets	2,102	147
Accounts payable	(1,712)	18,135
Contract liabilities	(3,730)	(3,808)
Accrued expenses and other current liabilities	(1,422)	62
Noncurrent assets and liabilities, net	(157)	(175)
Net cash provided by operating activities	7,019	1,296
Cash flows from investing activities:
Capital expenditures	(2,553)	(487)
Proceeds from sale of property and equipment	8,894	106
Recoveries from insurance claims	326	245
Purchases of short-term investments	(22,170)	(15,083)
Maturities of short-term investments	3,050	10,000
Net cash used in investing activities	(12,453)	(5,219)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	—	(1,003)
Tax payments for vested stock withholdings	—	(181)
Repurchases of common stock	(273)	—
Net cash used in financing activities	(273)	(1,184)
Net decrease in cash, cash equivalents and restricted cash	(5,707)	(5,107)
Cash, cash equivalents and restricted cash, beginning of period	39,651	34,824
Cash, cash equivalents and restricted cash, end of period	$33,944	$29,717

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

During 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. See Note 2 for further discussion of our Ferry Projects, Note 4 for further discussion of the resolution of our MPSV Litigation and Note 6 for further discussion of the wind down of our Shipyard Division operations.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2023, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2023 Financial Statements.

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

Restricted Cash – At March 31, 2024 and December 31, 2023, we had $1.5 million and $1.5 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2024 and December 31, 2023, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Allowance for Doubtful Accounts and Credit Losses

In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We provide an allowance for credit losses and routinely review individual contract receivable balances and other financial assets for collectability and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, company-specific credit ratings, historical company-specific uncollectable amounts and economic conditions in general. See “New Accounting Standards” below and Note 2 for further discussion of our allowance for doubtful accounts and credit losses.

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

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. In February 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities for cash proceeds of $8.5 million (net of transaction and other costs), resulting in a net gain of $2.9 million for the three months ended March 31, 2024, which is reflected within other income (expense), net on our Statement of Operations. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023 and the proceeds received are reflected within proceeds from sale of property and equipment on our Statement of Cash Flows.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the three months ended March 31, 2024. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three months ended March 31, 2024.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of inventory, assets held for sale, goodwill and long-lived assets, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. Our fair value assessments for long-term debt are recurring fair value measurements that fall within Level 2 of the fair value hierarchy, and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets. See “Assets Held for Sale” above for further discussion of our assets held for sale and Note 3 for further discussion of our long-term debt.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2024 and 2023.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2024 and December 31, 2023, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the three months ended March 31, 2024, other (income) expense, net included a gain of $2.9 million for our Fabrication Division related to the sale of our Houma AHFS. See “Assets Held for Sale” above for further discussion of our Houma AHFS.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended March 31, 2024 and 2023, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three months ended March 31, 2024 and 2023 relate to state income taxes.

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

Segment Reporting – In the fourth quarter 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires additional information about a public company’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period. The new standard will be effective for us in the fourth quarter 2024. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard is required to be applied using the retrospective transition method. We are assessing the effect that the new standard will have on our financial statement disclosures; however, adoption will not impact our Balance Sheet, Statement of Operations or Statement of Cash Flows.

Income Taxes – In the fourth quarter 2023, the FASB issued ASU 2023-09 “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhanced disclosures related to rate reconciliation and income taxes paid information. The new standard will be effective for us in the fourth quarter 2025. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard may be applied using either the prospective or retrospective transition method. We are assessing the effect of the new standard on our financial statement disclosures; however, adoption will not impact our Balance Sheet, Statement of Operations or Statement of Cash Flows.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue from our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$249	$15,875	$409	$—	$16,533
T&M and cost-reimbursable	24,727	1,263	—	—	25,990
Other	558	—	—	(200)	358
Total	$25,534	$17,138	$409	$(200)	$42,881

Long-term	$249	$15,958	$409	$—	$16,616
Short-term	25,285	1,180	—	(200)	26,265
Total	$25,534	$17,138	$409	$(200)	$42,881

	Three Months Ended March 31, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$172	$12,189	$1,347	$(8)	$13,700
T&M and cost-reimbursable	20,542	27,473	—	—	48,015
Other	873	—	—	(420)	453
Total	$21,587	$39,662	$1,347	$(428)	$62,168

Long-term	$172	$38,708	$1,347	$(8)	$40,219
Short-term	21,415	954	—	(420)	21,949
Total	$21,587	$39,662	$1,347	$(428)	$62,168

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at March 31, 2024 (in thousands):

	March 31, 2024
	Services	Fabrication	Shipyard(1)	Total
Fixed-price and unit-rate	$437	$12,873	$577	$13,887
T&M and cost-reimbursable	—	—	—	—
Total(2)	$437	$12,873	$577	$13,887

(1)
Future performance obligations for our Shipyard Division relate to potential repairs and rework during the warranty periods for the Ferry Projects. See “Changes in Project Estimates” below for further discussion of the warranty periods for the Ferry Projects.
(2)
We expect all of our performance obligations at March 31, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at March 31, 2024 and December 31, 2023, is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Contract assets(1), (2)	$4,905	$2,739
Contract liabilities(3), (4), (5)	(1,740)	(5,470)
Contracts in progress, net	$3,165	$(2,731)

(1)
The increase in contract assets from December 31, 2023 to March 31, 2024, was primarily due to increased unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at March 31, 2024 and December 31, 2023, excluded $5.8 million and $6.0 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2023 to March 31, 2024, was primarily due to the net impact of various customers for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2023 to March 31, 2024, was primarily due to a decrease in advance billings on various projects for our Fabrication Division.
(4)
Revenue recognized during the three months ended March 31, 2024 and 2023, related to amounts included in our contract liabilities balance at December 31, 2023 and 2022 was $4.2 million and $6.0 million, respectively.
(5)
Contract liabilities at March 31, 2024 and December 31, 2023, includes accrued contract losses of $0.3 million and $0.4 million, respectively, primarily related to projects for our Shipyard Division. See “Changes in Project Estimates” below for further discussion of our accrued contract losses.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations, and for the three months ended March 31, 2024 and 2023, was not significant. Our allowance for doubtful accounts and credit losses at March 31, 2024 and December 31, 2023, was $0.2 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three months ended March 31, 2024 or 2023. See “New Accounting Standards” in Note 1 for discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three months ended March 31, 2024 and 2023, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2023, certain active projects for our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million.

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

For the three months ended March 31, 2024 and 2023, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The status of projects in backlog at March 31, 2024, which have previously experienced material changes in estimates, is as follows:

•
Seventy-Vehicle Ferry Project – As discussed in our 2023 Financial Statements, as of December 31, 2023, we had completed, delivered and received final customer acceptance of our seventy-vehicle ferry. The warranty period for the vessel ends in the third quarter 2024. The project would experience further losses if we incur unanticipated warranty costs on the vessel.
•
Forty-Vehicle Ferry Projects – As discussed in our 2023 Financial Statements, as of December 31, 2023, we had completed, delivered and received final customer acceptance of the first of two forty-vehicle ferries, and had substantially completed and delivered our second forty-vehicle ferry. During the first quarter 2024, we received final customer acceptance of the second ferry. The warranty periods for the first vessel ends in the second quarter 2024 and the warranty period for the second vessel ends in the first quarter 2025. The projects would experience further losses if we incur unanticipated warranty costs on the vessels.

As discussed in our 2023 Financial Statements, as a result of design deficiencies, we experienced rework, construction and commissioning challenges on the two ferries, resulting in previous cost increases and liquidated damages, and the previous need to fabricate a new hull for the second vessel. Accordingly, during 2021, we submitted claims to our customer, and intend to pursue a lawsuit, to extend our project schedules and recover the cost impacts of the design deficiencies. The customer denied all liability. Our forecasts at March 31, 2024 do not reflect potential future benefits, if any, from the favorable resolution of the lawsuit and we can provide no assurance that we will be successful in recovering previously incurred costs.

Other Operating and Project Matters

During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities.

Fabrication Division Impacts – As of December 31, 2023, we had finalized all claims associated with our property and equipment insurance coverages, and at December 31, 2023, we had total insurance receivables on our Balance Sheet of $2.0 million. During the three months ended March 31, 2024 and 2023, we received insurance payments of $2.0 million and $0.7 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

During the three months ended March 31, 2023, we recorded gains of $0.2 million (associated with our business interruption coverage) related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division.

Shipyard Division Impacts – In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that were previously in our possession and subject to our previous MPSV Litigation, and certain bulkheads where the vessels were moored. During the three months ended March 31, 2023, we recorded charges of $0.1 million related to actual costs incurred. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

3. CREDIT FACILITIES AND DEBT

LC Facility

On May 3, 2024, we amended our LC Facility to extend its maturity date to June 30, 2026. The LC Facility provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and at March 31, 2024, we had $1.5 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 4 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages. At March 31, 2024, we had $52.5 million of outstanding surety bonds, of which $45.6 million relates to our Ferry Projects for our Shipyard Division (which will terminate upon expiration of the warranty periods for the projects) and $6.9 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 2 for further discussion of the warranty periods for the Ferry Projects and Note 4 for further discussion of our surety bonds and related indemnification obligations.

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

Principal Maturities
2024	$1,075
2025	1,108
2026	1,141
2027	1,175
2028	1,210
Thereafter	14,291
Total maturities(1), (2)	$20,000

(1)
At March 31, 2024, the estimated present value of the Note Agreement amount was $13.0 million based on an estimated market rate of interest.
(2)
Due to the forbearance of interest until January 1, 2024, the effective rate on the Note Agreement is 2.9% per annum.

See Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Mortgage Agreement

We have a multiple indebtedness mortgage arrangement (“Mortgage Agreement”) with Zurich to secure our obligations and liabilities under the Note Agreement and our general indemnity agreement with Zurich associated with an outstanding surety bond for our forty-vehicle ferry projects. The Mortgage Agreement, as amended, encumbers all real estate associated with the Houma Facilities, includes certain covenants and events of default, and requires that 50 percent of the net proceeds (as defined by the Mortgage Agreement) received by us in excess of $8.0 million from the sale of any real estate of our Houma Facilities be used to make early payments on the principal balance under the Note Agreement. The Mortgage Agreement will terminate when the obligations and liabilities of Zurich associated with the outstanding surety bond for the forty-vehicle ferry projects are discharged and the Note Agreement is repaid. See “Note Agreement” above for further discussion of the Note Agreement and Note 2 for further discussion of our forty-vehicle ferry projects.

Insurance Finance Arrangements

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. During the three months ended March 31, 2023, we made principal payments of $1.0 million, which have been reflected as a financing activity on our Statement of Cash Flows.

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

On October 4, 2023, the MPSV Litigation was dismissed in full with prejudice at the request of the parties after the parties reached an agreement in principle. In addition, on November 6, 2023, GIS and the Company entered into an agreement (“Settlement Agreement”) with Zurich pursuant to which Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich, which occurred in the fourth quarter 2023. Further, we entered into the Note Agreement. See Note 3 for further discussion of the Note Agreement.

As a result of the resolution of the MPSV Litigation, during the third quarter 2023, we recorded a charge of $32.5 million, consisting of (i) a $12.5 million non-cash charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Settlement Agreement and Note Agreement. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts and the liability is reflected as current and long-term debt on our Balance Sheet at March 31, 2024 and December 31, 2023.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. In connection with our insurance coverage renewal for our property and equipment during the second quarter 2023, we determined that the benefits of maintaining insurance coverage for our property and equipment were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we did not renew all of our property and equipment coverage and are now generally self-insured for exposures resulting from any future damage to our property and equipment.

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

5. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$6,240	$641

Denominator:
Weighted average basic shares	16,215	15,994
Effect of dilutive share-based awards	540	365
Weighted average diluted shares	16,755	16,359

Basic income per share	$0.38	$0.04
Diluted income per share	$0.37	$0.04

Shareholders’ Equity

On December 1, 2023, our Board approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During the three months ended March 31, 2024, we repurchased 60,860 shares of our common stock for $0.3 million, and at March 31, 2024, we had remaining authorization to purchase $4.6 million under the Share Repurchase Program.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, during 2021, we completed the Shipyard Transaction. The Shipyard Transaction excluded the contracts and related obligations for our Ferry Projects that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which ends in the first quarter 2025. At March 31, 2024 and December 31, 2023, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $1.8 million and $1.4 million, respectively. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of March 31, 2024 and 2023, and for the three months ended March 31, 2024 and 2023, is as follows (in thousands):

	Three Months Ended March 31, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$25,534	$17,138	$409	$(200)	$42,881
Gross profit	3,613	2,192	319	—	6,124
Operating income (loss)	2,867	4,721	342	(2,222)	5,708
Depreciation and amortization expense	480	635	—	78	1,193
Capital expenditures	294	2,259	—	—	2,553
Total assets(1)	28,228	33,172	541	65,817	127,758

	Three Months Ended March 31, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$21,587	$39,662	$1,347	$(428)	$62,168
Gross profit (loss)	2,987	2,462	(415)	—	5,034
Operating income (loss)	2,341	2,244	(2,203)	(2,054)	328
Depreciation and amortization expense	442	822	—	69	1,333
Capital expenditures	264	213	—	10	487
Total assets(1)	29,404	55,801	14,634	49,211	149,050

(1)
Cash and short-term investments are reported within our Corporate Division.

7. SUBSEQUENT EVENTS

On May 3, 2024, we amended our LC Facility. See Note 3 for further discussion of our LC Facility and the amendment.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; cyclical nature of the oil and gas industry; competition; reliance on significant customers; competitive pricing and cost overruns on our projects; performance of subcontractors and dependence on suppliers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; changes in contract estimates; customer or subcontractor disputes; operating dangers, weather events and availability and limits on insurance coverage; operability and adequacy of our major equipment; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to execute our share repurchase program and enhance shareholder value; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; utilization of facilities or closure or consolidation of facilities; failure of our safety assurance program; barriers to entry into new lines of business; weather impacts to operations; any future asset impairments; changes in trade policies of the U.S. and other countries; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; systems and information technology interruption or failure and data security breaches; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; and other factors described under “Risk Factors” in Part I, Item 1A of our 2023 Annual Report and as may be further updated by subsequent filings with the SEC.

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

During 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which ends in the first quarter 2025. See Note 2 for further discussion of our Ferry Projects, Note 4 for further discussion of the resolution of our MPSV Litigation and Note 6 for further discussion of the wind down of our Shipyard Division operations.

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

Other Impacts to Operations

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida. During the three months ended March 31, 2024 and 2023, we received insurance payments associated with our insurance coverages, and during the three months ended March 31, 2023, we recorded gains for our Fabrication Division related to the net impact of insurance recoveries and costs associated with such damage. See Note 2 for further discussion of the impacts of Hurricane Ida.

Offshore Jackets Project – During 2022, we were awarded a large contract for the fabrication of offshore jackets for our Fabrication Division. In February 2023, we received direction from our customer to suspend all activities on the project, and in July 2023, the customer canceled the contract.

Ferry Projects – During 2023 and 2022, we experienced construction challenges and cost increases on our Ferry Projects for our Shipyard Division. See Note 2 for further discussion of our Ferry Projects.

MPSV Litigation – In October 2023, we resolved our MPSV Litigation. In addition, we entered into the Settlement Agreement and Note Agreement. See Note 3 for further discussion of our Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Houma AHFS – In February 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities, resulting in a gain for the three months ended March 31, 2024. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. See Note 1 for further discussion of the sale of our Houma AHFS.

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

Progress on the Current Phase of our Strategic Transformation

Efforts to expand our skilled workforce – We are focused on ways to improve retention and enhance and add to our skilled, craft personnel, as we believe a strong workforce will be a key differentiator in pursuing new project awards given the scarcity of available skilled labor. Our acquisition of a services and industrial staffing business during 2021 nearly doubled our skilled workforce and expanded our geographic footprint. We have successfully maintained our overall headcount levels and have opportunistically looked to shift our workforce to higher margin opportunities given the industry-wide labor constraints. We continue to evaluate opportunities to expand our skilled labor headcount given the favorable demand trends, including strategic acquisitions to increase our craft labor headcount.

Efforts to further improve our resource utilization – We continue to take actions to improve our resource utilization through the rationalization and integration of our facilities and operations.

•
Completion of the wind down of our Shipyard Division operations – During 2021, we completed the Shipyard Transaction and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. The wind down of our Shipyard Division operations is expected to reduce overhead costs, improve utilization and enable senior management to focus on existing and new higher-margin markets associated with our other operating divisions. See Note 1 for further discussion of the Shipyard Transaction and Note 6 for further discussion of the status of the wind down of our Shipyard Division operations.
•
Consolidation of our fabrication activities – During 2022, we realigned our operating divisions, which included combining all of our fabrication activities within our Fabrication Division to improve utilization and operational efficiency.
•
Sale of assets – During 2022, we sold a purchase option that was entered into in connection with a previous acquisition that provided us with a right to buy a leased fabrication and operating facility for a nominal amount. Further, the fabrication activities previously performed at the facility were moved to our Houma Facilities to improve utilization and operational efficiency. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office and warehouse facility to accommodate our services activities performed at the previous facility.
•
Sublease of our corporate office – During 2022, we entered into a sublease arrangement with a third-party for the remainder of our corporate office, which will partially recover our lease costs for the office for the duration of our lease. In addition, we entered into a separate lease arrangement for a smaller and more cost-effective office to accommodate our corporate activities.
•
Sale of excess property – In the third quarter 2023, we commenced an effort to further consolidate our fabrication operations within our Houma Facilities to reduce overhead costs, improve utilization and make our Houma AHFS available for sale. As a result of these efforts, in February 2024, we sold our Houma AHFS. See “Other Impacts to Operations” above and Note 1 for further discussion of the sale of our Houma AHFS.

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

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. Our acquisition of a services and industrial staffing business during 2021 accelerated our progress in this initiative and provided a stronger platform to continue such progress. Further, during 2022, we made capital and other investments to expand our offshore services offering to include welding enclosures, which provide a safe environment for welding, cutting and burning without the need to shut down operations. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions.

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2022, we were awarded a large contract for the fabrication of offshore jackets; however, the project was suspended in February 2023 and canceled in July 2023. Since early 2023, we have been awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. We expect subsea fabrication activity to remain strong well into 2024, associated with anticipated subsea developments in the GOM, Guyana and Brazil.

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
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments, and the impact of any climate related regulations, such as the Biden administration’s executive order pausing approvals for LNG exports;
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

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution, including the replacement of our canceled offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) higher costs and availability of craft labor due to industry labor constraints. See Note 1 and “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, “Other Impacts to Operations” above for further discussion of the project cancellation and Note 2 and “Results of Operations” below for further discussion of our project impacts.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2023 Annual Report. There have been no changes to our critical accounting policies and estimates since December 31, 2023.

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at March 31, 2024, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by Division for the three months ended March 31, 2024 and 2023, are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Services	$25,468	$21,472
Fabrication	18,272	16,706
Shipyard	278	(122)
Eliminations	(200)	(428)
Total	$43,818	$37,628

Backlog by Division at March 31, 2024 and December 31, 2023, is as follows (in thousands):

	March 31, 2024		December 31, 2023
	Amount	Labor Hours	Amount	Labor Hours
Services	$437	3	$502	4
Fabrication	12,873	113	11,739	104
Shipyard(1)	577	—	709	1
Total(2)	$13,887	116	$12,950	109

(1)
At March 31, 2024, backlog for our Shipyard Division relates to potential repairs and rework during the warranty periods for the Ferry Projects. See Note 2 for further discussion of the warranty periods for the Ferry Projects.
(2)
We expect all of our backlog at March 31, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$43,818	$37,628	$6,190

Revenue	$42,881	$62,168	$(19,287)
Cost of revenue	36,757	57,134	20,377
Gross profit	6,124	5,034	1,090
Gross profit percentage	14.3%	8.1%
General and administrative expense	3,484	5,067	1,583
Other (income) expense, net	(3,068)	(361)	2,707
Operating income	5,708	328	5,380
Interest (expense) income, net	542	320	222
Income before income taxes	6,250	648	5,602
Income tax (expense) benefit	(10)	(7)	(3)
Net income	$6,240	$641	$5,599

References below to 2024 and 2023 refer to the three months ended March 31, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $43.8 million and $37.6 million, respectively. New project awards for 2024 and 2023 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $42.9 million and $62.2 million, respectively, representing a decrease of 31.0%. The decrease was primarily due to:

•
Lower revenue for our Fabrication Division of $22.5 million, primarily attributable to:
−
No revenue for offshore jackets project that was canceled in July 2023, offset partially by,
−
Higher small-scale fabrication activity, and
•
Lower revenue for our Shipyard Division of $0.9 million, primarily attributable to our Ferry Projects, offset partially by,
•
Higher revenue for our Services Division of $3.9 million, primarily attributable to higher offshore services work.

Gross profit – Gross profit for 2024 and 2023 was $6.1 million (14.3% of revenue) and $5.0 million (8.1% of revenue), respectively. Gross profit for 2024 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, and
•
A high margin project mix for our Fabrication Division, offset partially by,
•
The partial under-utilization of our facilities and resources for our Fabrication Division.

The increase in gross profit for 2024 relative to 2023 was primarily due to:

•
Higher revenue for our Services Division,
•
A higher margin project mix for our Fabrication Division,
•
Gross profit for 2024 compared to a gross loss for 2023 for our Shipyard Division, and
•
Lower property and equipment insurance costs for our Fabrication Division, offset partially by,
•
Lower revenue for our Fabrication Division, and
•
An increase in the under-utilization of our facilities and resources for our Fabrication Division.

General and administrative expense – General and administrative expense for 2024 and 2023 was $3.5 million and $5.1 million, respectively, representing a decrease of 31.2%. The decrease was primarily due to the elimination of legal and advisory fees associated with our previous MPSV Litigation, which totaled $1.7 million for 2023 and are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.1 million and $0.4 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS for our Fabrication Division, and
•
Gains on the sales of equipment and scrap materials for our Fabrication Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division.

Other income for 2023 was primarily due to gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division. See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of the impacts of Hurricane Ida.

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $0.5 million and $0.3 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$25,468	$21,472	$3,996

Revenue	$25,534	$21,587	$3,947
Gross profit	3,613	2,987	626
Gross profit percentage	14.1%	13.8%
General and administrative expense	743	710	(33)
Other (income) expense, net	3	(64)	(67)
Operating income	2,867	2,341	526

References below to 2024 and 2023 refer to the three months ended March 31, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $25.5 million and $21.5 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $25.5 million and $21.6 million, respectively, representing an increase of 18.3%. The increase was primarily due to higher offshore services work, including incremental revenue associated with our welding enclosures business line.

Gross profit – Gross profit for 2024 and 2023 was $3.6 million (14.1% of revenue) and $3.0 million (13.8% of revenue), respectively. The increase in gross profit for 2024 relative to 2023 was primarily due to higher revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.7 million and $0.7 million, respectively, representing an increase of 4.6%.

Other (income) expense, net – Other (income) expense, net for 2023 was income of $0.1 million.

Fabrication Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$18,272	$16,706	$1,566

Revenue	$17,138	$39,662	$(22,524)
Gross profit	2,192	2,462	(270)
Gross profit percentage	12.8%	6.2%
General and administrative expense	441	520	79
Other (income) expense, net	(2,970)	(302)	2,668
Operating income	4,721	2,244	2,477

References below to 2024 and 2023 refer to the three months ended March 31, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $18.3 million and $16.7 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $17.1 million and $39.7 million, respectively, representing a decrease of 56.8%. The decrease was primarily due to:

•
No revenue for our offshore jackets project that was canceled in July 2023, offset partially by,
•
Higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $2.2 million (12.8% of revenue) and $2.5 million (6.2% of revenue), respectively. Gross profit for 2024 was primarily impacted by:

•
A high margin project mix associated with our small-scale fabrication work, offset partially by,
•
The partial under-utilization of our facilities and resources.

The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue, and
•
Lower utilization of our facilities and resources resulting from the cancellation of our offshore jackets project in July 2023, offset partially by,
•
Improved utilization of our facilities and resources associated with higher small-scale fabrication activity,
•
A higher margin project mix associated with our small-scale fabrication work, and
•
Lower property and equipment insurance costs.

See Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.4 million and $0.5 million, respectively, representing a decrease of 15.2%. The decrease was primarily due to lower business development costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.0 million and $0.3 million, respectively. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2023 was primarily due to gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities. See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of the impacts of Hurricanes Ida.

Shipyard Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$278	$(122)	$400

Revenue	$409	$1,347	$(938)
Gross profit (loss)	319	(415)	734
Gross profit (loss) percentage	nm	nm
General and administrative expense	—	1,713	1,713
Other (income) expense, net	(23)	75	98
Operating income (loss)	342	(2,203)	2,545

References below to 2024 and 2023 refer to the three months ended March 31, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $0.3 million and negative $0.1 million, respectively. The new project awards for 2024 were primarily related to change orders for our seventy-vehicle ferry project and the negative new project awards for 2023 were primarily related to liquidated damages for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was $0.4 million and $1.3 million, respectively, representing a decrease of 69.6%. The decrease was primarily due to lower revenue for our Ferry Projects. See Note 2 for further discussion of the status of our Ferry Projects.

Gross profit (loss) – Gross profit for 2024 was $0.3 million and gross loss for 2023 was $0.4 million. The gross profit for 2024 relative to gross loss for 2023 was primarily due to the 2023 period being impacted by:

•
Holding costs related to the two MPSVs that were previously in our possession and subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for the Ferry Projects.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $1.7 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 was expense of $0.1 million.

Corporate Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(200)	$(428)	$228

Revenue (eliminations)	$(200)	$(428)	$228
Gross profit	—	—	—
General and administrative expense	2,300	2,124	(176)
Other (income) expense, net	(78)	(70)	8
Operating loss	(2,222)	(2,054)	(168)

References below to 2024 and 2023 refer to the three months ended March 31, 2024 and 2023, respectively.

General and administrative expense – General and administrative expense for 2024 and 2023 was $2.3 million and $2.1 million, respectively, representing an increase of 8.3%.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.1 million and $0.1 million, respectively.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At March 31, 2024, our cash, cash equivalents, short-term investments and restricted cash totaled $61.3 million, as follows (in thousands):

March 31, 2024
Cash and cash equivalents	$32,469
Short-term investments(1)	27,352
Available cash, cash equivalents and short-term investments	59,821
Restricted cash	1,475
Total cash, cash equivalents, short-term investments and restricted cash	$61,296

(1)
Includes U.S. Treasuries with original maturities of approximately four to six months.

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

At March 31, 2024, our working capital was $76.9 million and included $61.3 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at March 31, 2024 was $16.7 million, and consisted of: net contract assets and contract liabilities of $3.2 million; contract receivables and retainage of $26.9 million; inventory, prepaid expenses and other current assets of $6.6 million; and accounts payable, accrued expenses and other current liabilities of $20.0 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at March 31, 2024 and December 31, 2023, and changes in such amounts during the three months ended March 31, 2024, were as follows (in thousands):

	March 31, 2024	December 31, 2023	Change(3)
Contract assets	$4,905	$2,739	$2,166
Contract liabilities(1)	(1,740)	(5,470)	3,730
Contracts in progress, net(2)	3,165	(2,731)	5,896
Contract receivables and retainage, net	26,892	36,298	(9,406)
Prepaid expenses, inventory and other current assets	6,638	9,066	(2,428)
Accounts payable, accrued expenses and other current liabilities	(20,015)	(23,302)	3,287
Total	$16,680	$19,331	$(2,651)

(1)
Contract liabilities at March 31, 2024 and December 31, 2023, includes accrued contract losses of $0.3 million and $0.4 million, respectively, associated primarily with our Ferry Projects.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance billings or payments that reflect future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent estimated future cash expenditures on projects.
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

Cash Flow Activity (in thousands)

	Three Months Ended March 31,
	2024	2023
Net cash provided by operating activities	$7,019	$1,296
Net cash used in investing activities	(12,453)	(5,219)
Net cash used in financing activities	(273)	(1,184)

Operating Activities – Cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $7.0 million and $1.3 million, respectively, and was primarily due to the net impacts of the following:

2024 Activity

•
Net income adjusted for depreciation and amortization of $1.2 million, gain on the sale of our Houma AHFS and fixed assets of $3.2 million and stock-based compensation expense of $0.5 million;
•
Decrease in contract receivables and retainage of $9.4 million related to the timing of billings and collections on projects, primarily due to decreased receivable positions on various projects for our Fabrication Division and Services Division;
•
Increase in contract assets of $2.2 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $3.7 million, primarily due to a decrease in advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments and the collection of insurance receivables associated with Hurricane Ida. See Note 2 for further discussion of the Hurricane Ida insurance receivables;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $3.1 million, related to the timing of payments, primarily due to decreased accounts payable positions on various projects for our Fabrication Division and incentive compensation payments for all our divisions; and
•
Change in noncurrent assets and liabilities, net of $0.2 million.

2023 Activity

•
Net income adjusted for depreciation and amortization of $1.3 million, gain on insurance recoveries of $0.2 million, gain on the sale of fixed assets of $0.1 million and stock-based compensation expense of $0.5 million;
•
Increase in contract receivables and retainage of $14.5 million related to the timing of billings and collections on projects, primarily due to increased receivable positions on our offshore jackets project (that was canceled in July 2023) and various other projects for our Fabrication Division;
•
Increase in contract assets of $0.7 million related to the timing of billings on projects, primarily due to increased unbilled positions on various projects for our Fabrication Division, offset partially by decreased unbilled positions on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $3.8 million, primarily due to a decrease in advance billings on our offshore jackets project (that was canceled in July 2023) for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in prepaid expenses, inventory and other assets of $0.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•
Increase in accounts payable, accrued expenses and other current liabilities of $18.2 million primarily due to the timing of payments and increased accounts payable positions on our offshore jackets project (that was canceled in July 2023) and various other projects for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.2 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2024 and 2023 was $12.5 million and $5.2 million, respectively. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $19.1 million and capital expenditures of $2.6 million, offset partially by proceeds from the sale of our Houma AHFS and fixed assets of $8.9 million and recoveries from insurance claims of $0.3 million. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.1 million and capital expenditures of $0.5 million, offset partially by proceeds from the sale of fixed assets of $0.1 million and recoveries from insurance claims of $0.2 million. See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of our insurance claims associated with Hurricane Ida.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2024 and 2023 was $0.3 million and $1.2 million, respectively. Cash used in financing activities for 2024 was primarily related to the repurchase of $0.3 million of our common stock under our Share Repurchase Program. Cash used in financing activities for 2023 was primarily due to payments on our Insurance Finance Arrangements of $1.0 million and tax payments made on behalf of employees from vested stock withholdings. See Note 3 for further discussion of our Insurance Finance Arrangements and Note 5 for further discussion of our Share Repurchase Program.

Credit Facilities

See Note 3 for discussion of our LC Facility, Surety Bonds, Note Agreement, Mortgage Agreement and Insurance Finance Arrangements.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, improved project cash flow management and the completion of the Shipyard Transaction. The primary uses of our liquidity for the remainder of 2024 and the foreseeable future are to fund:

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
•
Interest and principal payments on our Note Agreement entered into in connection with the resolution of our MPSV Litigation and the Settlement Agreement. See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement;
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Organic and inorganic opportunities for growth, including mergers and acquisitions; and
•
Our Share Repurchase Program. See Note 5 for further discussion of our Share Repurchase Program.

We anticipate capital expenditures of approximately $2.5 million to $3.0 million for the remainder of 2024, of which approximately $2.0 million relates to upgrades to our Houma Facilities and investments in more technologically advanced equipment. In the first quarter 2024, we received insurance proceeds of $2.0 million associated with damage to our Houma Facilities previously caused by Hurricane Ida, which will partially supplement our capital expenditures for 2024. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates. See Note 2 for further discussion of the insurance proceeds received associated with damage previously caused by Hurricane Ida.

We believe that our cash, cash equivalents and short-term investments at March 31, 2024, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2024 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2024 and 2025, which is impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the first quarter 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including the resolution of our MPSV Litigation, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended March 31, 2024.

			Current Program(1)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 to 31, 2024	40,360	$4.47	40,360	$4,691
February 1 to 29, 2024	20,500	$4.50	20,500	$4,599
March 1 to 31, 2024	—	$—	—	$4,599
Total	60,860	$4.48	60,860

(1)
On December 1, 2023, our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 5 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 6. Exhibits

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
10.1

Partial Cancellation of Multiple Indebtedness Mortgage made by Zurich American Insurance Company and Fidelity & Deposit Company of Maryland, as affiants, in favor of Gulf Island, L.L.C. and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., dated February 20, 2024. *

31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: May 7, 2024