Form 10-Q
period 2024-06-30
GULF ISLAND FABRICATION INC
filed 2024-08-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2024

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 31, 2024, was 16,516,331.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended June 30, 2024 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Houma AHFS

Certain excess real property (consisting of land and buildings) of our Fabrication Division sold during the first quarter 2024 that was part of our Houma Facilities, which was classified as an asset held for sale on our Balance Sheet at December 31, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,509	$38,176
Restricted cash	1,475	1,475
Short-term investments	52,115	8,233
Contract receivables and retainage, net	33,433	36,298
Contract assets	2,221	2,739
Prepaid expenses and other assets	4,257	6,994
Inventory	2,331	2,072
Assets held for sale	—	5,640
Total current assets	105,341	101,627
Property, plant and equipment, net	24,535	23,145
Goodwill	2,217	2,217
Other intangibles, net	628	700
Other noncurrent assets	542	739
Total assets	$133,263	$128,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,017	$8,466
Contract liabilities	4,129	5,470
Accrued expenses and other liabilities	12,884	14,836
Long-term debt, current	1,075	1,075
Total current liabilities	27,105	29,847
Long-term debt, noncurrent	18,925	18,925
Other noncurrent liabilities	551	685
Total liabilities	46,581	49,457
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,516 shares issued and outstanding at June 30, 2024 and 16,258 at December 31, 2023	11,688	11,729
Additional paid-in capital	108,238	108,615
Accumulated deficit	(33,244)	(41,373)
Total shareholders’ equity	86,682	78,971
Total liabilities and shareholders’ equity	$133,263	$128,428

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$41,262	$39,326	$84,143	$101,494
Cost of revenue	37,104	34,845	73,861	91,979
Gross profit	4,158	4,481	10,282	9,515
General and administrative expense	3,354	3,736	6,838	8,803
Other (income) expense, net	(479)	(4)	(3,547)	(365)
Operating income	1,283	749	6,991	1,077
Interest (expense) income, net	603	340	1,145	660
Income before income taxes	1,886	1,089	8,136	1,737
Income tax (expense) benefit	3	13	(7)	6
Net income	$1,889	$1,102	$8,129	$1,743

Per share data:
Basic income per share	$0.12	$0.07	$0.50	$0.11
Diluted income per share	$0.11	$0.07	$0.48	$0.11

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	11,624	107,667	(16,330)	102,961
Net income	—	—	—	1,102	1,102
Vesting of restricted stock	232	(30)	(271)	—	(301)
Stock-based compensation expense	—	44	400	—	444
Balance at June 30, 2023	16,287	$11,638	$107,796	$(15,228)	$104,206

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	11,752	108,825	(35,133)	85,444
Net income	—	—	—	1,889	1,889
Vesting of restricted stock	319	(118)	(1,065)	—	(1,183)
Stock-based compensation expense	—	54	478	—	532
Balance at June 30, 2024	16,516	$11,688	$108,238	$(33,244)	$86,682

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$8,129	$1,743
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,433	2,725
Change in allowance for doubtful accounts and credit losses	(28)	(200)
Gain on sale or disposal of assets held for sale and fixed assets, net	(3,942)	(33)
Gain on insurance recoveries	—	(245)
Stock-based compensation expense	1,038	953
Changes in operating assets and liabilities:
Contract receivables and retainage, net	2,893	(7,110)
Contract assets	518	(1,823)
Prepaid expenses, inventory and other current assets	2,152	955
Accounts payable	539	8,742
Contract liabilities	(1,341)	(5,131)
Accrued expenses and other current liabilities	(1,841)	(2,393)
Noncurrent assets and liabilities, net	(253)	(376)
Net cash provided by (used in) operating activities	10,297	(2,193)
Cash flows from investing activities:
Capital expenditures	(3,566)	(1,056)
Proceeds from sale of property and equipment	9,614	106
Recoveries from insurance claims	326	245
Purchases of short-term investments	(57,337)	(15,260)
Maturities of short-term investments	13,455	10,000
Net cash used in investing activities	(37,508)	(5,965)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	—	(1,129)
Tax payments for vested stock withholdings	(1,183)	(482)
Repurchases of common stock	(273)	—
Net cash used in financing activities	(1,456)	(1,611)
Net decrease in cash, cash equivalents and restricted cash	(28,667)	(9,769)
Cash, cash equivalents and restricted cash, beginning of period	39,651	34,824
Cash, cash equivalents and restricted cash, end of period	$10,984	$25,055

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 6 for further discussion of our reportable segments.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2023, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2023 Financial Statements.

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

Restricted Cash – At June 30, 2024 and December 31, 2023, we had $1.5 million and $1.5 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At June 30, 2024 and December 31, 2023, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. During the first quarter 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities for cash proceeds of $8.5 million (net of transaction and other costs), resulting in a net gain of $2.9 million for the six months ended June 30, 2024, which is reflected within other income (expense), net on our Statement of Operations. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023, and the proceeds received are reflected within proceeds from sale of property and equipment on our Statement of Cash Flows.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the six months ended June 30, 2024. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the six months ended June 30, 2024.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2024 and 2023.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2024 and December 31, 2023, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the six months ended June 30, 2024, other (income) expense, net included a gain of $2.9 million for our Fabrication Division related to the sale of our Houma AHFS. For the three and six months ended June 30, 2024, other (income) expense, net also included gains of $0.7 million and $1.1 million, respectively, for our Fabrication Division related to the sales of excess equipment. See “Assets Held for Sale” above for further discussion of our Houma AHFS.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three and six months ended June 30, 2024 and 2023, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and six months ended June 30, 2024 and 2023, relate to state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$514	$16,682	$36	$(3)	$17,229
T&M and cost-reimbursable	21,589	2,045	—	—	23,634
Other	664	—	—	(265)	399
Total	$22,767	$18,727	$36	$(268)	$41,262

Long-term	$514	$17,656	$36	$(3)	$18,203
Short-term	22,253	1,071	—	(265)	23,059
Total	$22,767	$18,727	$36	$(268)	$41,262

	Three Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$627	$13,399	$382	$(2)	$14,406
T&M and cost-reimbursable	22,828	1,342	—	—	24,170
Other	1,015	—	—	(265)	750
Total	$24,470	$14,741	$382	$(267)	$39,326

Long-term	$627	$13,508	$382	$(2)	$14,515
Short-term	23,843	1,233	—	(265)	24,811
Total	$24,470	$14,741	$382	$(267)	$39,326

	Six Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$763	$32,557	$445	$(3)	$33,762
T&M and cost-reimbursable	46,316	3,308	—	—	49,624
Other	1,222	—	—	(465)	757
Total	$48,301	$35,865	$445	$(468)	$84,143

Long-term	$763	$33,614	$445	$(3)	$34,819
Short-term	47,538	2,251	—	(465)	49,324
Total	$48,301	$35,865	$445	$(468)	$84,143

	Six Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$799	$25,588	$1,729	$(10)	$28,106
T&M and cost-reimbursable	43,370	28,815	—	—	72,185
Other	1,888	—	—	(685)	1,203
Total	$46,057	$54,403	$1,729	$(695)	$101,494

Long-term	$799	$52,216	$1,729	$(10)	$54,734
Short-term	45,258	2,187	—	(685)	46,760
Total	$46,057	$54,403	$1,729	$(695)	$101,494

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at June 30, 2024 (in thousands):

	June 30, 2024
	Services	Fabrication	Shipyard(1)	Total
Fixed-price and unit-rate	$62	$11,410	$617	$12,089
T&M and cost-reimbursable	—	346	—	346
Total(2)	$62	$11,756	$617	$12,435

(1)
Future performance obligations for our Shipyard Division relate to potential repairs and rework during the warranty periods for our Ferry Projects. See “Changes in Project Estimates” below for further discussion of the warranty periods for our Ferry Projects.
(2)
We expect all of our performance obligations at June 30, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at June 30, 2024 and December 31, 2023, is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Contract assets(1), (2)	$2,221	$2,739
Contract liabilities(3), (4), (5)	(4,129)	(5,470)
Contracts in progress, net	$(1,908)	$(2,731)

(1)
The decrease in contract assets from December 31, 2023 to June 30, 2024, was primarily due to lower unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at June 30, 2024 and December 31, 2023, excluded $4.4 million and $6.0 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2023 to June 30, 2024, was primarily due to lower unbilled positions on various projects for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2023 to June 30, 2024, was primarily due to lower advance billings on various projects for our Fabrication Division.
(4)
Revenue recognized during the three months ended June 30, 2024 and 2023, from amounts included in our contract liabilities balance at March 31, 2024 and 2023 was $0.8 million and $2.3 million, respectively. Revenue recognized during the six months ended June 30, 2024 and 2023, from amounts included in our contract liabilities balance at December 31, 2023 and 2022 was $4.6 million and $6.1 million, respectively.
(5)
Contract liabilities at June 30, 2024 and December 31, 2023, includes accrued contract losses of $0.4 million and $0.4 million, respectively, primarily related to our Ferry Projects for our Shipyard Division.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations, and for the three and six months ended June 30, 2024, was not significant. For each of the three and six months ended June 30, 2023, we recognized income of $0.2 million associated with revisions to our allowance for doubtful accounts and credit losses. Our allowance for doubtful accounts and credit losses at June 30, 2024 and December 31, 2023, was $0.2 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three or six months ended June 30, 2024 or 2023. See “New Accounting Standards” in Note 1 for discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three and six months ended June 30, 2024 and 2023, we had no material amounts in revenue related to unapproved change orders, claims or incentives. However, at December 31, 2023, certain projects for our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million.

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

Changes in Estimates for 2024 – For the three and six months ended June 30, 2024, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The status of projects in backlog at June 30, 2024, which have previously experienced material changes in estimates, is as follows:

•
Seventy-Vehicle Ferry Project – As discussed in our 2023 Financial Statements, as of December 31, 2023, we had completed, delivered and received final customer acceptance of our seventy-vehicle ferry. The warranty period for the vessel ends in the third quarter 2024. The project would experience further losses if we incur unanticipated warranty costs on the vessel.
•
Forty-Vehicle Ferry Projects – As discussed in our 2023 Financial Statements, as of December 31, 2023, we had completed, delivered and received final customer acceptance of the first of two forty-vehicle ferries, and had substantially completed and delivered our second forty-vehicle ferry. During the first quarter 2024, we received final customer acceptance of the second ferry. The warranty period for the first vessel ended in the second quarter 2024 and the warranty period for the second vessel ends in the first quarter 2025. The second project would experience further losses if we incur unanticipated warranty costs on the second vessel.

As discussed in our 2023 Financial Statements, as a result of design deficiencies, we experienced rework, construction and commissioning challenges on the two ferries, resulting in previous cost increases and liquidated damages, and the previous need to fabricate a new hull for one of the vessels. Accordingly, during 2021, we submitted claims to our customer to recover the cost impacts of the design deficiencies. The customer denied liability for the design deficiencies. Further, in accordance with contract requirements and North Carolina law, in July 2024, we submitted our finalized claim to the customer, who is in the process of reviewing and analyzing the claim. Our forecasts at June 30, 2024 do not reflect potential future benefits, if any, from the favorable resolution of the claim and we can provide no assurance that we will be successful in recovering previously incurred costs.

Changes in Estimates for 2023 – For each of the three and six months ended June 30, 2023, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $0.8 million. The changes in estimates were associated with the following:

•
Seventy-Vehicle Ferry Project – For each of the three and six months ended June 30, 2023, our operating results were negatively impacted by $0.6 million from changes in estimates on our seventy-vehicle ferry project, associated primarily with increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to subcontractor delays.
•
Forty-Vehicle Ferry Projects – For each of the three and six months ended June 30, 2023, our operating results were negatively impacted by $0.2 million from changes in estimates on one of our forty-vehicle ferry projects, associated primarily with increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays.

Other Operating and Project Matters

During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities.

Fabrication Division Impacts – As of December 31, 2023, we had finalized all claims associated with our property and equipment insurance coverages, and at December 31, 2023, we had total insurance receivables on our Balance Sheet of $2.0 million. During the six months ended June 30, 2024 and 2023, we received insurance payments of $2.0 million and $0.7 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

During the six months ended June 30, 2023, we recorded gains of $0.2 million (associated with our business interruption coverage) related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division.

Shipyard Division Impacts – In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that were previously in our possession and subject to our previous MPSV Litigation, and certain bulkheads where the vessels were moored. During each of the three and six months ended June 30, 2023, we recorded charges of $0.3 million related to actual costs incurred. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

3. CREDIT FACILITIES AND DEBT

LC Facility

On May 3, 2024, we amended our LC Facility to extend its maturity date to June 30, 2026. The LC Facility provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and at June 30, 2024, we had $1.5 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 4 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages. At June 30, 2024, we had $50.0 million of outstanding surety bonds, of which $45.6 million relates to our Ferry Projects for our Shipyard Division (which will terminate upon expiration of the warranty periods for the projects) and $4.4 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 2 for further discussion of the warranty periods for our Ferry Projects and Note 4 for further discussion of our surety bonds and related indemnification obligations.

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

(1)
At June 30, 2024, the estimated present value of the Note Agreement amount was $13.4 million based on an estimated market rate of interest.
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

Insurance Finance Arrangements

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. During the six months ended June 30, 2023, we made principal payments of $1.1 million, which have been reflected as a financing activity on our Statement of Cash Flows.

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

As a result of the resolution of the MPSV Litigation, during the third quarter 2023, we recorded a charge of $32.5 million, consisting of (i) a $12.5 million non-cash charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Settlement Agreement and Note Agreement. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts and the liability is reflected as current and long-term debt on our Balance Sheet at June 30, 2024 and December 31, 2023.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During the second quarter 2024 and 2023, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were limited due to high premium costs and deductibles and increased coverage limitations. Accordingly, we are generally self-insured for exposures resulting from any future damage to our property and equipment.

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

5. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,889	$1,102	$8,129	$1,743

Denominator:
Weighted average basic shares	16,415	16,201	16,315	16,098
Effect of dilutive share-based awards	449	148	495	256
Weighted average diluted shares	16,864	16,349	16,810	16,354

Basic income per share	$0.12	$0.07	$0.50	$0.11
Diluted income per share	$0.11	$0.07	$0.48	$0.11

Shareholders’ Equity

On December 1, 2023, our Board approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During the six months ended June 30, 2024, we repurchased 60,860 shares of our common stock for $0.3 million, and at June 30, 2024, we had remaining authorization to purchase $4.6 million under the Share Repurchase Program.

6. OPERATING SEGMENTS

We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our three operating divisions and Corporate Division are discussed below.

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures, cleaning and environmental and other specialty services on offshore platforms and inland structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; provides project management and commissioning services; and performs municipal and drainage projects, including pump stations, levee reinforcement, bulkheads and other public works. Our services activities are managed from our various Facilities.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, during 2021, we completed the Shipyard Transaction. The Shipyard Transaction excluded the contracts and related obligations for our Ferry Projects that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which ends in the first quarter 2025. At June 30, 2024 and December 31, 2023, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $1.4 million and $1.4 million, respectively. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of June 30, 2024 and 2023, and for the three and six months ended June 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,767	$18,727	$36	$(268)	$41,262
Gross profit	2,888	1,239	31	—	4,158
Operating income (loss)	2,189	1,129	9	(2,044)	1,283
Depreciation and amortization expense	486	674	—	80	1,240
Capital expenditures	373	640	—	—	1,013
Total assets(1)	26,179	39,449	541	67,094	133,263

	Three Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$24,470	$14,741	$382	$(267)	$39,326
Gross profit (loss)	4,101	1,564	(1,184)	—	4,481
Operating income (loss)	3,269	1,295	(1,948)	(1,867)	749
Depreciation and amortization expense	496	825	—	71	1,392
Capital expenditures	244	325	—	—	569
Total assets(1)	31,030	47,320	14,020	44,123	136,493

	Six Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$48,301	$35,865	$445	$(468)	$84,143
Gross profit	6,501	3,431	350	—	10,282
Operating income (loss)	5,056	5,850	351	(4,266)	6,991
Depreciation and amortization expense	966	1,309	—	158	2,433
Capital expenditures	667	2,899	—	—	3,566
Total assets(1)	26,179	39,449	541	67,094	133,263

	Six Months Ended June 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$46,057	$54,403	$1,729	$(695)	$101,494
Gross profit (loss)	7,088	4,026	(1,599)	—	9,515
Operating income (loss)	5,610	3,539	(4,151)	(3,921)	1,077
Depreciation and amortization expense	938	1,647	—	140	2,725
Capital expenditures	508	538	—	10	1,056
Total assets(1)	31,030	47,320	14,020	44,123	136,493

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

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 6 for further discussion of our reportable segments.

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

Other Impacts to Operations

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida. During the six months ended June 30, 2024 and 2023, we received insurance payments associated with our insurance coverages, and during the six months ended June 30, 2023, we recorded gains for our Fabrication Division related to the net impact of insurance recoveries and costs associated with such damage. See Note 2 for further discussion of the impacts of Hurricane Ida.

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

MPSV Litigation – During the fourth quarter 2023, we resolved our MPSV Litigation. In addition, we entered into the Settlement Agreement and Note Agreement. See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Houma AHFS – During the first quarter 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities, resulting in a gain for the six months ended June 30, 2024. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. See Note 1 for further discussion of the sale of our Houma AHFS.

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
•
Sale of excess property – During 2023, we commenced an effort to further consolidate our fabrication operations within our Houma Facilities to reduce overhead costs, improve utilization and make our Houma AHFS available for sale. As a result of these efforts, during the first quarter 2024, we sold our Houma AHFS. See “Other Impacts to Operations” above and Note 1 for further discussion of the sale of our Houma AHFS.

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

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. Our acquisition of a services and industrial staffing business during 2021 accelerated our progress in this initiative and provided a stronger platform to continue such progress. Further, during 2022, we expanded our offshore services offering to include welding enclosures, which provide a safe environment for welding, cutting and burning without the need to shut down operations. Additionally, during the second quarter 2024, we expanded our offshore services offering to include cleaning and environmental services, which provides decontamination, flushing and removal of hydrocarbon residue from process equipment and piping on offshore facilities prior to the performance of maintenance, repair or decommissioning. We are also pursuing opportunities to partner with original equipment manufacturers to provide critical services to our customers along the Gulf Coast and strategic partnership opportunities with engineering companies to provide turnkey solutions.

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2022, we were awarded a large contract for the fabrication of offshore jackets; however, the project was suspended in February 2023 and canceled in July 2023. Since early 2023, we have been awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. We expect subsea fabrication activity to remain strong for the remainder of 2024 and well into 2025, associated with anticipated subsea developments in the GOM, Guyana and Brazil.

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

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at June 30, 2024, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for the three and six months ended June 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Services	$22,392	$24,330	$47,860	$45,802
Fabrication	17,610	13,438	35,882	30,144
Shipyard	76	(227)	354	(349)
Eliminations	(268)	(267)	(468)	(695)
Total	$39,810	$37,274	$83,628	$74,902

Backlog by operating segment at June 30, 2024 and December 31, 2023, is as follows (in thousands):

	June 30, 2024		December 31, 2023
	Amount	Labor Hours	Amount	Labor Hours
Services	$62	—	$502	4
Fabrication	11,756	102	11,739	104
Shipyard(1)	617	—	709	1
Total(2)	$12,435	102	$12,950	109

(1)
At June 30, 2024, backlog for our Shipyard Division relates to potential repairs and rework during the warranty periods for our Ferry Projects. See Note 2 for further discussion of the warranty periods for our Ferry Projects.
(2)
We expect all of our backlog at June 30, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$39,810	$37,274	$2,536

Revenue	$41,262	$39,326	$1,936
Cost of revenue	37,104	34,845	(2,259)
Gross profit	4,158	4,481	(323)
Gross profit percentage	10.1%	11.4%
General and administrative expense	3,354	3,736	382
Other (income) expense, net	(479)	(4)	475
Operating income	1,283	749	534
Interest (expense) income, net	603	340	263
Income before income taxes	1,886	1,089	797
Income tax (expense) benefit	3	13	(10)
Net income	$1,889	$1,102	$787

References below to 2024 and 2023 refer to the three months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $39.8 million and $37.3 million, respectively. New project awards for 2024 and 2023 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $41.3 million and $39.3 million, respectively, representing an increase of 4.9%. The increase was primarily due to:

•
Higher revenue for our Fabrication Division of $4.0 million, primarily attributable to higher small-scale fabrication activity, offset partially by,
•
Lower revenue for our Services Division of $1.7 million, primarily attributable to lower offshore services work associated with the timing of project activity, and
•
Lower revenue for our Shipyard Division of $0.3 million, primarily attributable to our Ferry Projects.

Gross profit – Gross profit for 2024 and 2023 was $4.2 million (10.1% of revenue) and $4.5 million (11.4% of revenue), respectively. Gross profit for 2024 was primarily impacted by:

•
A strong market and demand for the services provided by our Services Division, offset partially by,
•
The partial under-utilization of our facilities and resources for our Fabrication Division.

The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue for our Services Division, and
•
A lower margin project mix for our Fabrication Division and Services Division, offset partially by,
•
Gross profit for 2024 compared to a gross loss for 2023 for our Shipyard Division,
•
Lower property and equipment insurance costs for our Fabrication Division,
•
Higher revenue for our Fabrication Division, and
•
Improved utilization of our facilities and resources for our Fabrication Division.

See “Operating Segments” below and Note 2 for discussion of our project impacts and Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $3.4 million and $3.7 million, respectively, representing a decrease of 10.2%. The decrease was primarily due to:

•
The elimination of legal and advisory fees associated with our previous MPSV Litigation, which totaled $0.5 million for 2023, for our Shipyard Division, offset partially by,
•
Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division, and
•
The timing of certain costs for all our divisions.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.5 million and less than $0.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2024 was primarily due to:

•
Gains of $0.7 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division.

Other income for 2023 was primarily due to:

•
Miscellaneous income items for our Fabrication Division, offset partially by,
•
Charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation for our Shipyard Division.

See Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the resolution of our MPSV Litigation.

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $0.6 million and $0.3 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$22,392	$24,330	$(1,938)

Revenue	$22,767	$24,470	$(1,703)
Gross profit	2,888	4,101	(1,213)
Gross profit percentage	12.7%	16.8%
General and administrative expense	687	792	105
Other (income) expense, net	12	40	28
Operating income	2,189	3,269	(1,080)

References below to 2024 and 2023 refer to the three months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $22.4 million and $24.3 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $22.8 million and $24.5 million, respectively, representing a decrease of 7.0%. The decrease was primarily due to lower offshore services work associated with the timing of project activity.

Gross profit – Gross profit for 2024 and 2023 was $2.9 million (12.7% of revenue) and $4.1 million (16.8% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
Costs incurred associated with the commencement of our cleaning and environmental services business line without any associated revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.7 million and $0.8 million, respectively, representing a decrease of 13.3%. The decrease was primarily due to cost savings and the timing of certain costs.

Fabrication Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$17,610	$13,438	$4,172

Revenue	$18,727	$14,741	$3,986
Gross profit	1,239	1,564	(325)
Gross profit percentage	6.6%	10.6%
General and administrative expense	545	470	(75)
Other (income) expense, net	(435)	(201)	234
Operating income	1,129	1,295	(166)

References below to 2024 and 2023 refer to the three months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $17.6 million and $13.4 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $18.7 million and $14.7 million, respectively, representing an increase of 27.0%. The increase was primarily due to higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $1.2 million (6.6% of revenue) and $1.6 million (10.6% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
A lower margin project mix associated with our small-scale fabrication work, offset partially by,
•
Higher revenue,
•
Improved utilization of our facilities and resources associated with higher small-scale fabrication activity, and
•
Lower property and equipment insurance costs.

See Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.5 million and $0.5 million, respectively, representing an increase of 16.0%. The increase was primarily due to higher business development costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.4 million and $0.2 million, respectively. Other income for 2024 was primarily due to:

•
Gains of $0.7 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2023 was primarily due to miscellaneous income items.

Shipyard Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$76	$(227)	$303

Revenue	$36	$382	$(346)
Gross profit (loss)	31	(1,184)	1,215
Gross profit (loss) percentage	nm	nm
General and administrative expense	—	537	537
Other (income) expense, net	22	227	205
Operating income (loss)	9	(1,948)	1,957

References below to 2024 and 2023 refer to the three months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $0.1 million and negative $0.2 million, respectively. New project awards for 2024 were primarily related to change orders for our seventy-vehicle ferry project and the negative new project awards for 2023 were primarily related to liquidated damages for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was less than $0.1 million and $0.4 million, respectively, representing a decrease of 90.6%. The decrease was primarily due to lower revenue for our Ferry Projects. See Note 2 for further discussion of the status of our Ferry Projects.

Gross profit (loss) – Gross profit for 2024 was less than $0.1 million and gross loss for 2023 was $1.2 million. The gross profit for 2024 relative to gross loss for 2023 was primarily due to the 2023 period being impacted by:

•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs of $0.2 million related to the two MPSVs that were previously in our possession and subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for our Ferry Projects.

See Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $0.5 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 was expense of $0.2 million and was primarily due to charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation. See Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the resolution of our MPSV Litigation.

Corporate Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(268)	$(267)	$(1)

Revenue (eliminations)	$(268)	$(267)	$(1)
Gross profit	—	—	—
General and administrative expense	2,122	1,937	(185)
Other (income) expense, net	(78)	(70)	8
Operating loss	(2,044)	(1,867)	(177)

References below to 2024 and 2023 refer to the three months ended June 30, 2024 and 2023, respectively.

General and administrative expense – General and administrative expense for 2024 and 2023 was $2.1 million and $1.9 million, respectively, representing an increase of 9.6%. The increase was primarily due to higher costs associated with initiatives to diversify and enhance our business and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.1 million and $0.1 million, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023 (in thousands in each table, except for percentages):

Consolidated

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$83,628	$74,902	$8,726

Revenue	$84,143	$101,494	$(17,351)
Cost of revenue	73,861	91,979	18,118
Gross profit	10,282	9,515	767
Gross profit percentage	12.2%	9.4%
General and administrative expense	6,838	8,803	1,965
Other (income) expense, net	(3,547)	(365)	3,182
Operating income	6,991	1,077	5,914
Interest (expense) income, net	1,145	660	485
Income before income taxes	8,136	1,737	6,399
Income tax (expense) benefit	(7)	6	(13)
Net income	$8,129	$1,743	$6,386

References below to 2024 and 2023 refer to the six months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $83.6 million and $74.9 million, respectively. New project awards for 2024 and 2023 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $84.1 million and $101.5 million, respectively, representing a decrease of 17.1%. The decrease was primarily due to:

•
Lower revenue for our Fabrication Division of $18.5 million, primarily attributable to:
−
No revenue for offshore jackets project that was canceled in July 2023, offset partially by,
−
Higher small-scale fabrication activity, and
•
Lower revenue for our Shipyard Division of $1.3 million, primarily attributable to our Ferry Projects, offset partially by,
•
Higher revenue for our Services Division of $2.2 million, primarily attributable to higher offshore services work.

Gross profit – Gross profit for 2024 and 2023 was $10.3 million (12.2% of revenue) and $9.5 million (9.4% of revenue), respectively. Gross profit for 2024 was primarily impacted by:

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
•
Lower property and equipment insurance costs for our Fabrication Division, offset partially by,
•
Lower revenue for our Fabrication Division, and
•
Lower utilization of our facilities and resources for our Fabrication Division.

See “Operating Segments” below and Note 2 for discussion of our project impacts and Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $6.8 million and $8.8 million, respectively, representing a decrease of 22.3%. The decrease was primarily due to:

•
The elimination of legal and advisory fees associated with our previous MPSV Litigation, which totaled $2.3 million for 2023, for our Shipyard Division, offset partially by,
•
Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division, and
•
The timing of certain costs for all our divisions.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.5 million and $0.4 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS for our Fabrication Division,
•
Gains of $1.1 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division.

Other income for 2023 was primarily due to:

•
Miscellaneous income items for our Fabrication Division, and
•
Gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities for our Fabrication Division, offset partially by,
•
Charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation for our Shipyard Division.

See Note 1 for further discussion of the sale of our Houma AHFS, Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the resolution of our MPSV Litigation.

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $1.1 million and $0.7 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$47,860	$45,802	$2,058

Revenue	$48,301	$46,057	$2,244
Gross profit	6,501	7,088	(587)
Gross profit percentage	13.5%	15.4%
General and administrative expense	1,430	1,502	72
Other (income) expense, net	15	(24)	(39)
Operating income	5,056	5,610	(554)

References below to 2024 and 2023 refer to the six months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $47.9 million and $45.8 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $48.3 million and $46.1 million, respectively, representing an increase of 4.9%. The increase was primarily due to higher offshore services work.

Gross profit – Gross profit for 2024 and 2023 was $6.5 million (13.5% of revenue) and $7.1 million (15.4% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
A lower margin project mix, and
•
Costs incurred associated with the commencement of our cleaning and environmental services business line, offset partially by,
•
Higher revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $1.4 million and $1.5 million, respectively, representing a decrease of 4.8%. The decrease was primarily due to the timing of certain costs.

Fabrication Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$35,882	$30,144	$5,738

Revenue	$35,865	$54,403	$(18,538)
Gross profit	3,431	4,026	(595)
Gross profit percentage	9.6%	7.4%
General and administrative expense	986	990	4
Other (income) expense, net	(3,405)	(503)	2,902
Operating income	5,850	3,539	2,311

References below to 2024 and 2023 refer to the six months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $35.9 million and $30.1 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $35.9 million and $54.4 million, respectively, representing a decrease of 34.1%. The decrease was primarily due to:

•
No revenue for our offshore jackets project that was canceled in July 2023, offset partially by,
•
Higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $3.4 million (9.6% of revenue) and $4.0 million (7.4% of revenue), respectively. Gross profit for 2024 was primarily impacted by:

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

General and administrative expense – General and administrative expense for 2024 and 2023 was $1.0 million and $1.0 million, respectively, representing a decrease of 0.4%.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.4 million and $0.5 million, respectively. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS,
•
Gains of $1.1 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2023 was primarily due to:

•
Miscellaneous income items, and
•
Gains of $0.2 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities.

See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$354	$(349)	$703

Revenue	$445	$1,729	$(1,284)
Gross profit (loss)	350	(1,599)	1,949
Gross profit (loss) percentage	78.7%	nm
General and administrative expense	—	2,250	2,250
Other (income) expense, net	(1)	302	303
Operating income (loss)	351	(4,151)	4,502

References below to 2024 and 2023 refer to the six months ended June 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $0.4 million and negative $0.3 million, respectively. New project awards for 2024 were primarily related to change orders for our seventy-vehicle ferry project and the negative new project awards for 2023 were primarily related to liquidated damages for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was $0.4 million and $1.7 million, respectively. The decrease was primarily due to lower revenue for our Ferry Projects. See Note 2 for further discussion of the status of our Ferry Projects.

Gross profit (loss) – Gross profit for 2024 was $0.4 million and gross loss for 2023 was $1.6 million. The gross profit for 2024 relative to gross loss for 2023 was primarily due to the 2023 period being impacted by:

•
Project charges of $0.8 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs of $0.5 million related to the two MPSVs that were previously in our possession and subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for our Ferry Projects.

See Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $2.3 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 was expense of $0.3 million and was primarily due to charges of $0.3 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation. See Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the resolution of our MPSV Litigation.

Corporate Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(468)	$(695)	$227

Revenue (eliminations)	$(468)	$(695)	$227
Gross profit	—	—	—
General and administrative expense	4,422	4,061	(361)
Other (income) expense, net	(156)	(140)	16
Operating loss	(4,266)	(3,921)	(345)

References below to 2024 and 2023 refer to the six months ended June 30, 2024 and 2023, respectively.

General and administrative expense – General and administrative expense for 2024 and 2023 was $4.4 million and $4.1 million, respectively, representing an increase of 8.9%. The increase was primarily due to higher costs associated with initiatives to diversify and enhance our business and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.2 million and $0.1 million, respectively.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At June 30, 2024, our cash, cash equivalents, short-term investments and restricted cash totaled $63.1 million, as follows (in thousands):

June 30, 2024
Cash and cash equivalents	$9,509
Short-term investments(1)	52,115
Available cash, cash equivalents and short-term investments	61,624
Restricted cash	1,475
Total cash, cash equivalents, short-term investments and restricted cash	$63,099

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

At June 30, 2024, our working capital was $78.2 million and included $63.1 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at June 30, 2024 was $16.2 million, and consisted of: net contract assets and contract liabilities of negative $1.9 million; contract receivables and retainage of $33.4 million; inventory, prepaid expenses and other current assets of $6.6 million; and accounts payable, accrued expenses and other current liabilities of $21.9 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at June 30, 2024 and December 31, 2023, and changes in such amounts during the six months ended June 30, 2024, were as follows (in thousands):

	June 30, 2024	December 31, 2023	Change(3)
Contract assets	$2,221	$2,739	$(518)
Contract liabilities(1)	(4,129)	(5,470)	1,341
Contracts in progress, net(2)	(1,908)	(2,731)	823
Contract receivables and retainage, net	33,433	36,298	(2,865)
Prepaid expenses, inventory and other current assets	6,588	9,066	(2,478)
Accounts payable, accrued expenses and other current liabilities	(21,901)	(23,302)	1,401
Total	$16,212	$19,331	$(3,119)

(1)
Contract liabilities at June 30, 2024 and December 31, 2023, includes accrued contract losses of $0.4 million and $0.4 million, respectively, primarily related to our Ferry Projects for our Shipyard Division.
(2)
Represents our cash position relative to revenue recognized on projects, with contract assets representing unbilled amounts that reflect future cash inflows on projects, and contract liabilities representing (i) advance billings or payments that reflect estimated future cash expenditures and non-cash earnings on projects and (ii) accrued contract losses that represent estimated future cash expenditures on projects.
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

Cash Flow Activity (in thousands)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$10,297	$(2,193)
Net cash used in investing activities	(37,508)	(5,965)
Net cash used in financing activities	(1,456)	(1,611)

Operating Activities – Cash provided by operating activities for the six months ended June 30, 2024 was $10.3 million and cash used in operating activities for the six months ended June 30, 2023 was $2.2 million, and was primarily due to the net impacts of the following:

2024 Activity

•
Net income adjusted for depreciation and amortization of $2.4 million, a gain on the sale of our Houma AHFS and fixed assets of $3.9 million and stock-based compensation expense of $1.0 million;
•
Decrease in contract receivables and retainage of $2.9 million related to the timing of billings and collections on projects, primarily due to lower receivable positions on various projects for our Services Division, offset partially by higher receivable positions on various projects for our Fabrication Division;
•
Decrease in contract assets of $0.5 million related to the timing of billings on projects, primarily due to lower unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $1.3 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.2 million, primarily due to prepaid expenses and the associated timing of certain prepayments and the collection of insurance receivables associated with Hurricane Ida. See Note 2 for further discussion of the Hurricane Ida insurance receivables;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $1.3 million related to the timing of payments, primarily due to incentive compensation payments for all our divisions and lower accounts payable positions on various projects for our Services Division, offset partially by higher accounts payable positions on various projects for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.3 million.

2023 Activity

•
Net income adjusted for depreciation and amortization of $2.7 million, a gain from net changes in allowance for doubtful accounts and credit losses of $0.2 million, a gain on insurance recoveries of $0.2 million and stock-based compensation expense of $1.0 million;
•
Increase in contract receivables and retainage of $7.1 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on our offshore jackets project (that was canceled in July 2023) and various projects for our Services Division, offset partially by lower receivable positions on various projects for our Fabrication Division;
•
Increase in contract assets of $1.8 million related to the timing of billings on projects, primarily due to higher unbilled positions on various projects for our Fabrication Division, offset partially by lower unbilled positions on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $5.1 million, primarily due to lower advance billings on our offshore jackets project (that was canceled in July 2023) for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in prepaid expenses, inventory and other assets of $1.0 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•
Increase in accounts payable, accrued expenses and other current liabilities of $6.3 million related to the timing of payments, primarily due to higher accounts payable positions on our offshore jackets project (that was canceled in July 2023) and various other projects for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.4 million.

Investing Activities – Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $37.5 million and $6.0 million, respectively. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $43.9 million and capital expenditures of $3.6 million, offset partially by proceeds from the sale of our Houma AHFS and fixed assets of $9.6 million and recoveries from insurance claims of $0.3 million. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.3 million and capital expenditures of $1.1 million, offset partially by proceeds from the sale of fixed assets of $0.1 million and recoveries from insurance claims of $0.2 million. See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of our insurance claims associated with Hurricane Ida.

Financing Activities – Cash used in financing activities for the six months ended June 30, 2024 and 2023 was $1.5 million and $1.6 million, respectively. Cash used in financing activities for 2024 was primarily related to the repurchase of $0.3 million of our common stock under our Share Repurchase Program and tax payments of $1.2 million made on behalf of employees from vested stock withholdings. Cash used in financing activities for 2023 was primarily due to payments on our Insurance Finance Arrangements of $1.1 million and tax payments of $0.5 million made on behalf of employees from vested stock withholdings. See Note 3 for further discussion of our Insurance Finance Arrangements and Note 5 for further discussion of our Share Repurchase Program.

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
•
Interest and principal payments on our Note Agreement. See Note 3 for further discussion of our Note Agreement;
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Organic and inorganic opportunities for growth, including mergers and acquisitions;
•
Remaining liabilities of our Shipyard Division operations (including accrued contract losses for our Ferry Projects); and
•
Our Share Repurchase Program. See Note 5 for further discussion of our Share Repurchase Program.

We anticipate capital expenditures of approximately $1.5 million to $2.0 million for the remainder of 2024, of which approximately $1.0 million relates to upgrades to our Houma Facilities and investments in more technologically advanced equipment. In the first quarter 2024, we received insurance proceeds of $2.0 million associated with damage to our Houma Facilities previously caused by Hurricane Ida, which will partially supplement our capital expenditures for 2024. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates. See Note 2 for further discussion of the insurance proceeds received associated with damage previously caused by Hurricane Ida.

We believe that our cash, cash equivalents and short-term investments at June 30, 2024, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2024 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2024 and 2025, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended June 30, 2024.

			Current Program(1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 to 30, 2024	—	$—	—	$4,599
May 1 to 31, 2024	—	$—	—	$4,599
June 1 to 30, 2024	—	$—	—	$4,599
Total	—	$—	—

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
10.1	Form of Performance-Based Restricted Stock Unit Agreement. †*
10.2	Form of Restricted Stock Unit Agreement. †*
10.3	Form of Non-Management Director Restricted Stock Unit Agreement. †*
10.4	The Company’s Second Amended and Restated 2015 Stock Incentive Plan. †*
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101. *

† Management Contract or Compensatory Plan.

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

Date: August 6, 2024