Form 10-Q
period 2024-09-30
GULF ISLAND FABRICATION INC
filed 2024-11-06
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2024

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2024, was 16,353,048.

GULF ISLAND FABRICATION, INC.

I N D E X

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended September 30, 2024 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

Mortgage Agreement

Multiple indebtedness mortgage arrangement with Zurich, to secure our obligations and liabilities under our Note Agreement and general indemnity agreement with Zurich associated with an outstanding surety bond for our second forty-vehicle ferry project. The mortgage arrangement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

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

Share Repurchase Program	Share repurchase program authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2025, as amended.

Shipyard Division	Our Shipyard reportable segment.

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

T&M	Time and Materials. Work is performed and billed to the customer at contracted time and material rates.

Topic 606	The revenue recognition criteria prescribed under ASU 2014-09, “Revenue from Contracts with Customers”.

U.S.	The United States of America.

USL&H	United States Longshoreman and Harbor Workers Act.

VA(s)	Valuation Allowance(s).

Whitney Bank	Hancock Whitney Bank.

Zurich	Fidelity & Deposit Company of Maryland and Zurich American Insurance Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,328	$38,176
Restricted cash	1,475	1,475
Short-term investments	44,022	8,233
Contract receivables and retainage, net	23,504	36,298
Contract assets	5,815	2,739
Prepaid expenses and other assets	4,073	6,994
Inventory	2,266	2,072
Assets held for sale	—	5,640
Total current assets	102,483	101,627
Property, plant and equipment, net	24,684	23,145
Goodwill	2,217	2,217
Other intangibles, net	593	700
Other noncurrent assets	791	739
Total assets	$130,768	$128,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,538	$8,466
Contract liabilities	1,479	5,470
Accrued expenses and other liabilities	14,161	14,836
Long-term debt, current	1,075	1,075
Total current liabilities	22,253	29,847
Long-term debt, noncurrent	18,925	18,925
Other noncurrent liabilities	791	685
Total liabilities	41,969	49,457
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,405 shares issued and outstanding at September 30, 2024 and 16,258 at December 31, 2023	11,667	11,729
Additional paid-in capital	108,059	108,615
Accumulated deficit	(30,927)	(41,373)
Total shareholders’ equity	88,799	78,971
Total liabilities and shareholders’ equity	$130,768	$128,428

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$37,640	$5,023	$121,783	$106,517
Cost of revenue	32,984	34,902	106,845	126,881
Gross profit (loss)	4,656	(29,879)	14,938	(20,364)
General and administrative expense	2,985	4,080	9,823	12,883
Other (income) expense, net	(1)	(324)	(3,548)	(689)
Operating income (loss)	1,672	(33,635)	8,663	(32,558)
Interest (expense) income, net	647	397	1,792	1,057
Income (loss) before income taxes	2,319	(33,238)	10,455	(31,501)
Income tax (expense) benefit	(2)	3	(9)	9
Net income (loss)	$2,317	$(33,235)	$10,446	$(31,492)

Per share data:
Basic income (loss) per share	$0.14	$(2.04)	$0.64	$(1.95)
Diluted income (loss) per share	$0.14	$(2.04)	$0.62	$(1.95)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net income	—	—	—	641	641
Vesting of restricted stock	82	(18)	(163)	—	(181)
Stock-based compensation expense	—	51	458	—	509
Balance at March 31, 2023	16,055	11,624	107,667	(16,330)	102,961
Net income	—	—	—	1,102	1,102
Vesting of restricted stock	232	(30)	(271)	—	(301)
Stock-based compensation expense	—	44	400	—	444
Balance at June 30, 2023	16,287	11,638	107,796	(15,228)	104,206
Net loss	—	—	—	(33,235)	(33,235)
Stock-based compensation expense	—	52	461	—	513
Balance at September 30, 2023	16,287	$11,690	$108,257	$(48,463)	$71,484

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	11,752	108,825	(35,133)	85,444
Net income	—	—	—	1,889	1,889
Vesting of restricted stock	319	(118)	(1,065)	—	(1,183)
Stock-based compensation expense	—	54	478	—	532
Balance at June 30, 2024	16,516	11,688	108,238	(33,244)	86,682
Net income	—	—	—	2,317	2,317
Stock-based compensation expense	—	40	366	—	406
Repurchases of common stock	(111)	(61)	(545)	—	(606)
Balance at September 30, 2024	16,405	$11,667	$108,059	$(30,927)	$88,799

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$10,446	$(31,492)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,641	4,115
Change in allowance for doubtful accounts and credit losses	(28)	(410)
Gain on sale or disposal of assets held for sale and fixed assets, net	(3,942)	(249)
Gain on insurance recoveries	—	(245)
Stock-based compensation expense	1,444	1,466
Changes in operating assets and liabilities:
Contract receivables and retainage, net	12,822	(6,479)
Contract assets	(3,076)	534
Prepaid expenses, inventory and other current assets	2,401	2,829
Accounts payable	(2,843)	2,914
Contract liabilities	(3,991)	(4,662)
Accrued expenses and other current liabilities	(494)	(373)
Noncurrent assets and liabilities, net	(437)	31,880
Net cash provided by (used in) operating activities	15,943	(172)
Cash flows from investing activities:
Capital expenditures	(4,880)	(1,701)
Proceeds from sale of property and equipment	9,614	396
Recoveries from insurance claims	326	245
Purchases of short-term investments	(71,744)	(30,731)
Maturities of short-term investments	35,955	25,200
Net cash used in investing activities	(30,729)	(6,591)
Cash flows from financing activities:
Payments on Insurance Finance Arrangements	—	(1,257)
Tax payments for vested stock withholdings	(1,183)	(482)
Repurchases of common stock	(879)	—
Net cash used in financing activities	(2,062)	(1,739)
Net decrease in cash, cash equivalents and restricted cash	(16,848)	(8,502)
Cash, cash equivalents and restricted cash, beginning of period	39,651	34,824
Cash, cash equivalents and restricted cash, end of period	$22,803	$26,322

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2023, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2023 Financial Statements.

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
•
determination of the fair value of our long-term debt; and
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below.

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, which negatively impacted our end markets and operating results. The global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low in 2020), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response, as well as continued inflationary pressures, resulting in elevated energy prices (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high in 2022), which positively impacted certain of our end markets. While oil prices have somewhat stabilized, such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Restricted Cash – At September 30, 2024 and December 31, 2023, we had $1.5 million and $1.5 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current and noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 3 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2024 and December 31, 2023, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Assets Held for Sale

Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell. During the first quarter 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities for cash proceeds of $8.5 million (net of transaction and other costs), resulting in a net gain of $2.9 million for the nine months ended September 30, 2024, which is reflected within other income (expense), net on our Statement of Operations. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023, and the proceeds received are reflected within proceeds from sale of property and equipment on our Statement of Cash Flows.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the nine months ended September 30, 2024. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the nine months ended September 30, 2024.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2024 and 2023.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2024 and December 31, 2023, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the nine months ended September 30, 2024, other (income) expense, net for our Fabrication Division included a gain of $2.9 million related to the sale of our Houma AHFS and gains of $1.1 million related to the sales of excess equipment. See “Assets Held for Sale” above for further discussion of our Houma AHFS.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three and nine months ended September 30, 2024, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and for the three and nine months ended September 30, 2023, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our net deferred tax assets generated during the periods. Income taxes recorded for the three and nine months ended September 30, 2024 and 2023, relate to state income taxes.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$74	$10,235	$490	$(3)	$10,796
T&M and cost-reimbursable	19,403	6,875	—	—	26,278
Other	768	—	—	(202)	566
Total	$20,245	$17,110	$490	$(205)	$37,640

Long-term	$74	$15,786	$490	$(3)	$16,347
Short-term	20,171	1,324	—	(202)	21,293
Total	$20,245	$17,110	$490	$(205)	$37,640

	Three Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$557	$12,185	$(32,702)	$(20)	$(19,980)
T&M and cost-reimbursable	21,086	2,794	—	—	23,880
Other	1,333	—	—	(210)	1,123
Total	$22,976	$14,979	$(32,702)	$(230)	$5,023

Long-term	$557	$13,043	$(32,702)	$(20)	$(19,122)
Short-term	22,419	1,936	—	(210)	24,145
Total	$22,976	$14,979	$(32,702)	$(230)	$5,023

	Nine Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$837	$42,792	$935	$(6)	$44,558
T&M and cost-reimbursable	65,719	10,183	—	—	75,902
Other	1,990	—	—	(667)	1,323
Total	$68,546	$52,975	$935	$(673)	$121,783

Long-term	$837	$49,400	$935	$(6)	$51,166
Short-term	67,709	3,575	—	(667)	70,617
Total	$68,546	$52,975	$935	$(673)	$121,783

	Nine Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,356	$37,773	$(30,973)	$(30)	$8,126
T&M and cost-reimbursable	64,456	31,609	—	—	96,065
Other	3,221	—	—	(895)	2,326
Total	$69,033	$69,382	$(30,973)	$(925)	$106,517

Long-term	$1,356	$65,259	$(30,973)	$(30)	$35,612
Short-term	67,677	4,123	—	(895)	70,905
Total	$69,033	$69,382	$(30,973)	$(925)	$106,517

Future Performance Obligations

The following table summarizes our remaining performance obligations, disaggregated by operating segment and contract type, at September 30, 2024 (in thousands):

	September 30, 2024
	Services	Fabrication	Shipyard(1)	Total
Fixed-price and unit-rate	$22	$6,233	$126	$6,381
T&M and cost-reimbursable	—	5,315	—	5,315
Total(2)	$22	$11,548	$126	$11,696

(1)
Future performance obligations for our Shipyard Division relate to potential repairs and rework during the warranty periods for our Ferry Projects. See “Changes in Project Estimates” below for further discussion of the warranty periods for our Ferry Projects.
(2)
We expect all of our performance obligations at September 30, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at September 30, 2024 and December 31, 2023, is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Contract assets(1), (2)	$5,815	$2,739
Contract liabilities(3), (4), (5)	(1,479)	(5,470)
Contracts in progress, net	$4,336	$(2,731)

(1)
The increase in contract assets from December 31, 2023 to September 30, 2024, was primarily due to higher unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at September 30, 2024 and December 31, 2023, excluded $3.3 million and $6.0 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2023 to September 30, 2024, was primarily due to lower unbilled positions on various projects for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2023 to September 30, 2024, was primarily due to lower advance billings on various projects for our Fabrication Division.
(4)
Revenue recognized during the three months ended September 30, 2024 and 2023, from amounts included in our contract liabilities balance at June 30, 2024 and 2023, was $3.0 million and $1.1 million, respectively. Revenue recognized during the nine months ended September 30, 2024 and 2023, from amounts included in our contract liabilities balance at December 31, 2023 and 2022, was $4.8 million and $6.2 million, respectively.
(5)
Contract liabilities at September 30, 2024 and December 31, 2023, includes accrued contract losses of $0.2 million and $0.4 million, respectively, primarily related to our Ferry Projects for our Shipyard Division.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations, and for the three and nine months ended September 30, 2024, was not significant. For the three and nine months ended September 30, 2023, we recognized income of $0.2 million and $0.4 million, respectively, associated with revisions to our allowance for doubtful accounts and credit losses. Our allowance for doubtful accounts and credit losses at September 30, 2024 and December 31, 2023, was $0.2 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three or nine months ended September 30, 2024 and 2023. See “New Accounting Standards” in Note 1 for discussion of our adoption of ASU 2016-13.

Variable Consideration

For the three and nine months ended September 30, 2024 and 2023, we had no material amounts in revenue related to unapproved change orders, claims or incentives, other than the amounts related to the resolution of our previous MPSV Litigation discussed further below. However, at December 31, 2023, certain projects for our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million.

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

Changes in Estimates for 2024 – For the three and nine months ended September 30, 2024, individual projects with significant changes in estimated margins did not have a material net impact on our operating results. The status of projects in backlog at September 30, 2024, which have previously experienced material changes in estimates, is as follows:

•
Seventy-Vehicle Ferry Project – As discussed in our 2023 Financial Statements, as of December 31, 2023, we had completed, delivered and received final customer acceptance of our seventy-vehicle ferry. The warranty period for the vessel ended in the third quarter 2024.
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

As discussed in our 2023 Financial Statements, as a result of design deficiencies, we experienced rework, construction and commissioning challenges on the two ferries, resulting in previous cost increases and liquidated damages, and the previous need to fabricate a new hull for one of the vessels. Accordingly, during 2021, we submitted claims to our customer to recover the cost impacts of the design deficiencies. In accordance with contract requirements and North Carolina state law, in July 2024, we submitted our finalized claim to the customer for these cost and schedule impacts. In October 2024, the customer denied our claim, which cleared the way for us to litigate our claim. Accordingly, we have filed a lawsuit in North Carolina state court to have the claim decided before a judge. Our forecasts at September 30, 2024 do not reflect potential future benefits, if any, from the favorable resolution of the claim and we can provide no assurance that we will be successful in recovering previously incurred costs.

Changes in Estimates for 2023 – As a result of the resolution of our previous MPSV Litigation for our Shipyard Division, we recorded a charge of $32.5 million during each of the three and nine months ended September 30, 2023. See Note 4 for further discussion of the resolution of our MPSV Litigation. In addition, for each of the three and nine months ended September 30, 2023, significant changes in estimated margins on projects positively impacted operating results for our Fabrication Division by $0.7 million, and negatively impacted operating results for our Shipyard Division by $1.5 million and $2.3 million, respectively. The changes in estimates were associated with the following:

Fabrication Division

•
Various Projects – For each of the three and nine months ended September 30, 2023, our operating results were positively impacted by $0.7 million on projects, resulting primarily from increases in contract price due to favorable resolution of customer change orders.

Shipyard Division

•
Seventy-Vehicle Ferry Project – For the three and nine months ended September 30, 2023, our operating results were negatively impacted by $1.2 million and $1.8 million, respectively, from changes in estimates on our seventy-vehicle ferry project, associated primarily with increased materials and subcontracted services costs, duration related costs due to extensions of schedule and net reductions to contract price. The cost impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays. The contract price impacts were primarily due to a price reduction resulting from the required replacement of the vessel’s propeller blades (discussed further below), offset partially by price increases due to favorable resolution of customer change orders and the customer’s agreement to forego a portion of previously forecasted liquidated damages.

In connection with the delivery and commissioning of the vessel in the second quarter 2023, corrosion on the propeller blades was identified and the customer determined that replacement of the propeller blades will be required. The customer agreed to directly procure the new propeller blades and take responsibility for future installation of the blades once received. Further, the customer agreed to bear a portion of the cost of the new propeller blades, with the remainder borne by us through the aforementioned contract price reduction.

•
Forty-Vehicle Ferry Projects – For the three and nine months ended September 30, 2023, our operating results were negatively impacted by $0.3 million and $0.5 million, respectively, from changes in estimates on one of our forty-vehicle ferry projects, associated primarily with increased subcontracted services and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays.

Other Operating and Project Matters

During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities.

Fabrication Division Impacts – As of December 31, 2023, we had finalized all claims associated with our property and equipment insurance coverages, and at December 31, 2023, we had total insurance receivables on our Balance Sheet of $2.0 million. During the nine months ended September 30, 2024 and 2023, we received insurance payments of $2.0 million and $2.2 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds. Proceeds used or intended to be used for repairs that are not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds used or intended to be used for repairs that are deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

During the three and nine months ended September 30, 2023, we recorded gains of $0.3 million (all related to our business interruption coverage) and $0.5 million (including $0.6 million related to our business interruption coverage), respectively, related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division.

Shipyard Division Impacts – In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that were previously in our possession and subject to our previous MPSV Litigation, and certain bulkheads where the vessels were moored. During the three and nine months ended September 30, 2023, we recorded charges of $0.1 million and $0.4 million, respectively, related to costs associated with damage previously caused by Hurricane Ida. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 4 for further discussion of the resolution of our MPSV Litigation.

3. CREDIT FACILITIES AND DEBT

LC Facility

On May 3, 2024, we amended our LC Facility to extend its maturity date to June 30, 2026. The LC Facility provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and at September 30, 2024, we had $1.5 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 4 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages. At September 30, 2024, we had $17.5 million of outstanding surety bonds, of which $12.6 million relates to our second forty-vehicle ferry project for our Shipyard Division (which will terminate in the first quarter 2025 upon expiration of the warranty period for the vessel) and $4.9 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 2 for further discussion of the warranty period for our second forty-vehicle ferry project and Note 4 for further discussion of our surety bonds and related indemnification obligations.

Note Agreement

In connection with the resolution of our MPSV Litigation and the Settlement Agreement, on November 6, 2023, we entered into a promissory note (“Note Agreement”) with one of our Sureties (Fidelity & Deposit Company of Maryland and Zurich American Insurance Company (collectively, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum commencing on January 1, 2024, with principal and interest payable in 15 equal annual installments of approximately $1.7 million, beginning on December 31, 2024 and ending on December 31, 2038. Future annual principal maturities under the Note Agreement are as follows (in thousands):

Principal Maturities
2024	$1,075
2025	1,108
2026	1,141
2027	1,175
2028	1,210
Thereafter	14,291
Total maturities(1), (2)	$20,000

(1)
At September 30, 2024, the estimated present value of the Note Agreement amount was $13.7 million based on an estimated market rate of interest.
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

Insurance Finance Arrangements

In connection with the renewal of our property and equipment insurance coverages during 2022, and general liability insurance coverages during the first quarter 2023, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”). The property and equipment arrangement totaled $2.4 million, payable in ten equal monthly installments through March 2023, with interest at a fixed rate of 4.3% per annum. The general liability arrangement totaled $0.5 million, payable in eight equal monthly installments through August 2023, with interest at a fixed rate of 6.6% per annum. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. During the nine months ended September 30, 2023, we made principal payments of $1.3 million, which have been reflected as a financing activity on our Statement of Cash Flows.

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

As a result of the resolution of the MPSV Litigation, during the third quarter 2023, we recorded a charge of $32.5 million, consisting of (i) a $12.5 million non-cash charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Settlement Agreement and Note Agreement. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts, resulting in a negative revenue amount for the Shipyard Division for each of the three and nine months ended September 30, 2023, and is included in the changes in noncurrent assets and liabilities, net on our Statement of Cash Flows. The liability was replaced with the Note Agreement in the fourth quarter 2023 and is reflected as current and long-term debt on our Balance Sheet at September 30, 2024 and December 31, 2023.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards relate to air and water pollutants and the management and disposal of hazardous substances and wastes, among others. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our financial condition, results of operations or cash flow.

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 1 for further discussion of our leases.

5. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$2,317	$(33,235)	$10,446	$(31,492)

Denominator:
Weighted average basic shares	16,489	16,287	16,373	16,162
Effect of dilutive share-based awards	239	—	409	—
Weighted average diluted shares	16,728	16,287	16,782	16,162

Basic income (loss) per share	$0.14	$(2.04)	$0.64	$(1.95)
Diluted income (loss) per share	$0.14	$(2.04)	$0.62	$(1.95)

Shareholders’ Equity

On December 1, 2023, our Board approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. On October 31, 2024, our Board extended the Share Repurchase Program to December 31, 2025. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During the nine months ended September 30, 2024, we repurchased 171,768 shares of our common stock for $0.9 million, and at September 30, 2024, we had remaining authorization to purchase $4.0 million under the Share Repurchase Program.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, during 2021, we completed the Shipyard Transaction. The Shipyard Transaction excluded the contracts and related obligations for our Ferry Projects that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities and the wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023. Final completion of the wind down will occur upon completion of the warranty periods for the Ferry Projects, the last of which ends in the first quarter 2025. At September 30, 2024 and December 31, 2023, the net operating liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $1.8 million and $1.4 million, respectively. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

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

Segment Results – We generally evaluate the performance of, and allocate resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of September 30, 2024 and 2023, and for the three and nine months ended September 30, 2024 and 2023, is as follows (in thousands):

	Three Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$20,245	$17,110	$490	$(205)	$37,640
Gross profit	2,040	2,541	75	—	4,656
Operating income (loss)	1,396	2,034	22	(1,780)	1,672
Depreciation and amortization expense	495	633	—	80	1,208
Capital expenditures	17	1,297	—	—	1,314
Total assets(1)	24,445	34,895	233	71,195	130,768

	Three Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$22,976	$14,979	$(32,702)	$(230)	$5,023
Gross profit (loss)	3,260	1,217	(34,356)	—	(29,879)
Operating income (loss)	2,577	904	(35,117)	(1,999)	(33,635)
Depreciation and amortization expense	502	813	—	75	1,390
Capital expenditures	—	573	—	72	645
Total assets(1)	30,407	44,372	727	45,096	120,602

	Nine Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$68,546	$52,975	$935	$(673)	$121,783
Gross profit	8,541	5,972	425	—	14,938
Operating income (loss)	6,452	7,884	373	(6,046)	8,663
Depreciation and amortization expense	1,461	1,942	—	238	3,641
Capital expenditures	684	4,196	—	—	4,880
Total assets(1)	24,445	34,895	233	71,195	130,768

	Nine Months Ended September 30, 2023
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue	$69,033	$69,382	$(30,973)	$(925)	$106,517
Gross profit (loss)	10,348	5,243	(35,955)	—	(20,364)
Operating income (loss)	8,187	4,443	(39,268)	(5,920)	(32,558)
Depreciation and amortization expense	1,440	2,460	—	215	4,115
Capital expenditures	508	1,111	—	82	1,701
Total assets(1)	30,407	44,372	727	45,096	120,602

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

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices over extended periods, which negatively impacted our end markets and operating results. The global coronavirus pandemic (“COVID-19”) added another layer of pressure and uncertainty on oil and gas prices (with oil prices reaching a twenty-year low and gas prices reaching a four-year low in 2020), which further negatively impacted certain of our end markets through the first quarter 2022. This volatility in oil and gas prices was compounded by Russia’s invasion of Ukraine in February 2022 (and the related European energy crisis), and the U.S. and other countries actions in response, as well as continued inflationary pressures, resulting in elevated energy prices (with oil prices reaching an eight-year high and gas prices reaching a fourteen-year high in 2022), which positively impacted certain of our end markets. While oil prices have somewhat stabilized, the duration of such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty.

In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but are not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Other Impacts to Operations

Hurricanes Francine and Helene – In mid-September 2024, Hurricane Francine made landfall near our Houma Facilities as a Category 2 hurricane, and in late-September 2024, Hurricane Helene made landfall along the coast of Florida as a Category 4 hurricane. While we did not experience any significant damage to our Houma Facilities or equipment as a result of Hurricane Francine, our Fabrication Division operations were temporarily suspended due to pre-storm preparation activities and post-storm power outages. Further, our Services Division operations were impacted due to the temporary removal of our personnel from customer offshore platforms while both storms approached and passed through the Gulf of Mexico (“GOM”). As a result of the aforementioned, our operating results for the third quarter 2024 were negatively impacted due to reduced utilization of our facilities and resources.

Houma AHFS – During the first quarter 2024, we sold certain excess real property (consisting of land and buildings) that was part of our Houma Facilities, resulting in a gain for the nine months ended September 30, 2024 for our Fabrication Division. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. See Note 1 for further discussion of the sale of our Houma AHFS.

MPSV Litigation – During the fourth quarter 2023, we resolved our MPSV Litigation and entered into the Settlement Agreement and Note Agreement, resulting in a charge during the three and nine months ended September 30, 2023 for our Shipyard Division. See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

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

Hurricane Ida – During 2021, our operations were impacted by Hurricane Ida. During the nine months ended September 30, 2024 and 2023, we received insurance payments associated with our insurance coverages, and during the three and nine months ended September 30, 2023, we recorded gains for our Fabrication Division related to the net impact of insurance recoveries and costs associated with such damage. See Note 2 for further discussion of the impacts of Hurricane Ida.

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
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments, and the impact of any climate-related regulations;
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

In addition, the near-term utilization of our Fabrication Division will be impacted by the timing of new project awards and their execution, including the replacement of our canceled offshore jackets project, and our operations may continue to be impacted by inefficiencies and disruptions associated with employee turnover, craft labor hiring challenges, engineering delays, and supplier and subcontractor disruptions. Our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in strategic opportunities, (iii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iv) higher costs and availability of craft labor due to industry labor constraints. See Note 1 and “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, “Other Impacts to Operations” above for further discussion of the project cancellation and Note 2 and “Results of Operations” below for further discussion of our project impacts.

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

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at September 30, 2024, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for the three and nine months ended September 30, 2024 and 2023, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Services	$20,205	$22,776	$68,065	$68,578
Fabrication	16,902	16,589	52,784	46,733
Shipyard	—	(718)	354	(1,067)
Eliminations	(205)	(230)	(673)	(925)
Total	$36,902	$38,417	$120,530	$113,319

Backlog by operating segment at September 30, 2024 and December 31, 2023, is as follows (in thousands):

	September 30, 2024		December 31, 2023
	Amount	Labor Hours	Amount	Labor Hours
Services	$22	—	$502	4
Fabrication	11,548	95	11,739	104
Shipyard(1)	126	—	709	1
Total(2)	$11,696	95	$12,950	109

(1)
At September 30, 2024, backlog for our Shipyard Division relates to potential repairs and rework during the warranty periods for our Ferry Projects. See Note 2 for further discussion of the warranty periods for our Ferry Projects.
(2)
We expect all of our performance obligations at September 30, 2024, to be recognized as revenue during 2024. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$36,902	$38,417	$(1,515)

Revenue	$37,640	$5,023	$32,617
Cost of revenue	32,984	34,902	1,918
Gross profit (loss)	4,656	(29,879)	34,535
Gross profit (loss) percentage	12.4%	nm
General and administrative expense	2,985	4,080	1,095
Other (income) expense, net	(1)	(324)	(323)
Operating income (loss)	1,672	(33,635)	35,307
Interest (expense) income, net	647	397	250
Income (loss) before income taxes	2,319	(33,238)	35,557
Income tax (expense) benefit	(2)	3	(5)
Net income (loss)	$2,317	$(33,235)	$35,552

References below to 2024 and 2023 refer to the three months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $36.9 million and $38.4 million, respectively. New project awards for 2024 and 2023 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $37.6 million and $5.0 million, respectively. The increase was primarily due to:

•
Higher revenue for our Shipyard Division, an increase of $33.2 million, primarily attributable to negative revenue for the 2023 period due to the reversal of $32.5 million of previously recognized revenue, resulting from the resolution of our MPSV Litigation, and
•
Higher revenue for our Fabrication Division, an increase of $2.1 million, primarily attributable to higher small-scale fabrication activity, offset partially by,
•
Lower revenue for our Services Division, a decrease of $2.7 million, primarily attributable to:
−
Lower offshore services work driven by delayed timing of certain project opportunities, and
−
Lower activity due to delays caused by hurricanes Francine and Helene in September 2024.

See “Other Impacts to Operations” above for further discussion of the impacts of hurricanes Francine and Helene. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross profit for 2024 was $4.7 million (12.4% of revenue) and gross loss for 2023 was $29.9 million. The gross profit for 2024 relative to gross loss for 2023 was primarily due to:

•
Gross profit for 2024 compared to a gross loss for 2023 for our Shipyard Division, and
•
Higher revenue and improved utilization of our facilities and resources for our Fabrication Division, offset partially by,
•
Lower revenue for our Services Division,
•
A lower margin project mix for our Services Division, and
•
Project improvements of $0.7 million for the 2023 period for our Fabrication Division.

See “Operating Segments” below and Note 2 for discussion of our project impacts.

General and administrative expense – General and administrative expense for 2024 and 2023 was $3.0 million and $4.1 million, respectively, representing a decrease of 26.8%. The decrease was primarily due to:

•
The elimination of legal and advisory fees associated with our previous MPSV Litigation, which totaled $0.9 million for 2023, for our Shipyard Division,
•
Lower incentive plan costs for our Corporate Division, and
•
The timing of certain costs for all our divisions.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2023 was income of $0.3 million. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2023 was primarily due to:

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

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $0.6 million and $0.4 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for 2024 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and no federal income tax benefit was recorded for our loss for 2023 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Operating Segments

Services Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$20,205	$22,776	$(2,571)

Revenue	$20,245	$22,976	$(2,731)
Gross profit	2,040	3,260	(1,220)
Gross profit percentage	10.1%	14.2%
General and administrative expense	634	701	67
Other (income) expense, net	10	(18)	(28)
Operating income	1,396	2,577	(1,181)

References below to 2024 and 2023 refer to the three months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $20.2 million and $22.8 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $20.2 million and $23.0 million, respectively, representing a decrease of 11.9%. The decrease was primarily due to:

•
Lower offshore services work driven by delayed timing of certain project opportunities, and
•
Lower activity due to delays caused by hurricanes Francine and Helene in September 2024.

See “Other Impacts to Operations” above for further discussion of the impacts of hurricanes Francine and Helene.

Gross profit – Gross profit for 2024 and 2023 was $2.0 million (10.1% of revenue) and $3.3 million (14.2% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
Costs incurred associated with our cleaning and environmental services business line (commenced in the second quarter 2024) with minimal associated revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.6 million and $0.7 million, respectively, representing a decrease of 9.6%. The decrease was primarily due to cost savings and the timing of certain costs.

Fabrication Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$16,902	$16,589	$313

Revenue	$17,110	$14,979	$2,131
Gross profit	2,541	1,217	1,324
Gross profit percentage	14.9%	8.1%
General and administrative expense	489	448	(41)
Other (income) expense, net	18	(135)	(153)
Operating income	2,034	904	1,130

References below to 2024 and 2023 refer to the three months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $16.9 million and $16.6 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $17.1 million and $15.0 million, respectively, representing an increase of 14.2%. The increase was primarily due to higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $2.5 million (14.9% of revenue) and $1.2 million (8.1% of revenue), respectively. The increase in gross profit for 2024 relative to 2023 was primarily due to:

•
Higher revenue, and
•
Improved utilization of our facilities and resources associated with higher small-scale fabrication activity, offset partially by,
•
Project improvements of $0.7 million for the 2023 period related to favorable resolution of customer change orders.

General and administrative expense – General and administrative expense for 2024 and 2023 was $0.5 million and $0.4 million, respectively, representing an increase of 9.2%. The increase was primarily due to higher business development costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2023 was expense of $0.1 million and was primarily due to:

•
Gains of $0.3 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

See Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$—	$(718)	$718

Revenue	$490	$(32,702)	$33,192
Gross profit (loss)	75	(34,356)	34,431
Gross profit (loss) percentage	15.3%	nm
General and administrative expense	—	857	857
Other (income) expense, net	53	(96)	(149)
Operating income (loss)	22	(35,117)	35,139

References below to 2024 and 2023 refer to the three months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2023 were negative $0.7 million and were primarily related to liquidated damages and contract price adjustments for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was $0.5 million and negative $32.7 million, respectively. The negative revenue for 2023 was primarily due to the reversal of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversals were due to:

•
The write-off of a $12.5 million noncurrent net contract asset associated with the construction contracts subject to our previous MPSV Litigation, and
•
A charge of $20.0 million resulting from the Settlement Agreement and Note Agreement entered into in connection with the resolution of our MPSV Litigation.

See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Gross profit (loss) – Gross profit for 2024 was $0.1 million and gross loss for 2023 was $34.4 million. The gross loss for 2023 was primarily due to:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation,
•
Project charges of $1.5 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs related to the two MPSVs that were previously in our possession and were subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for our Ferry Projects.

See Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $0.9 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was expense of $0.1 million and income of $0.1 million, respectively.

Corporate Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(205)	$(230)	$25

Revenue (eliminations)	$(205)	$(230)	$25
Gross profit	—	—	—
General and administrative expense	1,862	2,074	212
Other (income) expense, net	(82)	(75)	7
Operating loss	(1,780)	(1,999)	219

References below to 2024 and 2023 refer to the three months ended September 30, 2024 and 2023, respectively.

General and administrative expense – General and administrative expense for 2024 and 2023 was $1.9 million and $2.1 million, respectively, representing a decrease of 10.2%. The decrease was primarily due to lower incentive plan costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.1 million and $0.1 million, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023 (in thousands in each table, except for percentages):

Consolidated

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$120,530	$113,319	$7,211

Revenue	$121,783	$106,517	$15,266
Cost of revenue	106,845	126,881	20,036
Gross profit (loss)	14,938	(20,364)	35,302
Gross profit (loss) percentage	12.3%	nm
General and administrative expense	9,823	12,883	3,060
Other (income) expense, net	(3,548)	(689)	2,859
Operating income (loss)	8,663	(32,558)	41,221
Interest (expense) income, net	1,792	1,057	735
Income (loss) before income taxes	10,455	(31,501)	41,956
Income tax (expense) benefit	(9)	9	(18)
Net income (loss)	$10,446	$(31,492)	$41,938

References below to 2024 and 2023 refer to the nine months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $120.5 million and $113.3 million, respectively. New project awards for 2024 and 2023 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $121.8 million and $106.5 million, respectively, representing an increase of 14.3%. The increase was primarily due to:

•
Higher revenue for our Shipyard Division, an increase of $31.9 million, primarily attributable to negative revenue for the 2023 period due to the reversal of $32.5 million of previously recognized revenue resulting from the resolution of our MPSV Litigation, offset partially by,
•
Lower revenue for our Fabrication Division, a decrease of $16.4 million, primarily attributable to:
−
No revenue for our offshore jackets project that was canceled in July 2023, offset partially by,
−
Higher small-scale fabrication activity, and
•
Lower revenue for our Services Division, a decrease of $0.5 million, primarily attributable to lower offshore services work.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross profit for 2024 was $14.9 million (12.3% of revenue) and gross loss for 2023 was $20.4 million. The gross profit for 2024 relative to gross loss for 2023 was primarily due to:

•
Gross profit for 2024 compared to a gross loss for 2023 for our Shipyard Division,
•
A higher margin project mix for our Fabrication Division, and
•
Lower property and equipment insurance costs for our Fabrication Division, offset partially by,
•
Lower revenue for our Fabrication Division and Services Division,
•
Project improvements of $0.7 million for the 2023 period for our Fabrication Division, and
•
A lower margin project mix for our Services Division.

See “Operating Segments” below and Note 2 for discussion of our project impacts and Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $9.8 million and $12.9 million, respectively, representing a decrease of 23.8%. The decrease was primarily due to:

•
The elimination of legal and advisory fees associated with our previous MPSV Litigation, which totaled $3.1 million for 2023, for our Shipyard Division, offset partially by,
•
Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division, and
•
The timing of certain costs for all our divisions.

See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.5 million and $0.7 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS for our Fabrication Division,
•
Gains of $1.1 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.9 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division.

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

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $1.8 million and $1.1 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for 2024 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and no federal income tax benefit was recorded for our loss for 2023 as a full valuation allowance was recorded against our net deferred tax assets generated during the period.

Operating Segments

Services Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$68,065	$68,578	$(513)

Revenue	$68,546	$69,033	$(487)
Gross profit	8,541	10,348	(1,807)
Gross profit percentage	12.5%	15.0%
General and administrative expense	2,064	2,203	139
Other (income) expense, net	25	(42)	(67)
Operating income	6,452	8,187	(1,735)

References below to 2024 and 2023 refer to the nine months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $68.1 million and $68.6 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $68.5 million and $69.0 million, respectively, representing a decrease of 0.7%. The decrease was primarily due to lower offshore services work.

Gross profit – Gross profit for 2024 and 2023 was $8.5 million (12.5% of revenue) and $10.3 million (15.0% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
Costs incurred associated with our cleaning and environmental services business line (commenced in the second quarter 2024) with minimal associated revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $2.1 million and $2.2 million, respectively, representing a decrease of 6.3%. The decrease was primarily due to cost savings and the timing of certain costs.

Fabrication Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$52,784	$46,733	$6,051

Revenue	$52,975	$69,382	$(16,407)
Gross profit	5,972	5,243	729
Gross profit percentage	11.3%	7.6%
General and administrative expense	1,475	1,438	(37)
Other (income) expense, net	(3,387)	(638)	2,749
Operating income	7,884	4,443	3,441

References below to 2024 and 2023 refer to the nine months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $52.8 million and $46.7 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $53.0 million and $69.4 million, respectively, representing a decrease of 23.6%. The decrease was primarily due to:

•
No revenue for our offshore jackets project that was canceled in July 2023, offset partially by,
•
Higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $6.0 million (11.3% of revenue) and $5.2 million (7.6% of revenue), respectively. The increase in gross profit for 2024 relative to 2023 was primarily due to:

•
A higher margin project mix associated with our small-scale fabrication work, and
•
Lower property and equipment insurance costs, offset partially by,
•
The net impact of lower utilization of our facilities and resources resulting from the cancellation of our offshore jackets project in July 2023 and improved utilization of our facilities and resources associated with higher small-scale fabrication activity,
•
Lower revenue, and
•
Project improvements of $0.7 million for the 2023 period related to favorable resolution of customer change orders.

See Note 4 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $1.5 million and $1.4 million, respectively, representing an increase of 2.6%. The increase was primarily due to higher business development costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.4 million and $0.6 million, respectively. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of our Houma AHFS,
•
Gains of $1.1 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.9 million associated with the consolidation of fabrication activities at our Houma Facilities.

Other income for 2023 was primarily due to:

•
Gains of $0.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida to buildings and equipment at our Houma Facilities, and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of the impacts of Hurricane Ida.

Shipyard Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$354	$(1,067)	$1,421

Revenue	$935	$(30,973)	$31,908
Gross profit (loss)	425	(35,955)	36,380
Gross profit (loss) percentage	45.5%	nm
General and administrative expense	—	3,107	3,107
Other (income) expense, net	52	206	154
Operating income (loss)	373	(39,268)	39,641

References below to 2024 and 2023 refer to the nine months ended September 30, 2024 and 2023, respectively.

New project awards – New project awards for 2024 and 2023 were $0.4 million and negative $1.1 million, respectively. New project awards for 2024 were primarily related to change orders for our seventy-vehicle ferry project and the negative new project awards for 2023 were primarily related to liquidated damages for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was $0.9 million and negative $31.0 million, respectively. The negative revenue for 2023 was primarily due to the reversal of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversals were due to:

•
The write-off of a $12.5 million noncurrent net contract asset associated with the construction contracts subject to our previous MPSV Litigation, and
•
A charge of $20.0 million resulting from the Settlement Agreement and Note Agreement entered into in connection with the resolution of our MPSV Litigation.

See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Gross profit (loss) – Gross profit for 2024 was $0.4 million and gross loss for 2023 was $36.0 million. The gross loss for 2023 was primarily due to:

•
Charges of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our MPSV Litigation,
•
Project charges of $2.3 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs of $0.7 million related to the two MPSVs that were previously in our possession and were subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for our Ferry Projects.

See Note 2 for further discussion of our Ferry Projects and Note 4 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $3.1 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 4 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was expense of $0.1 million and $0.2 million, respectively. Other expense for 2023 was primarily due to:

•
Charges of $0.4 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation, offset partially by,
•
Miscellaneous income items.

See Note 2 for further discussion of the impacts of Hurricane Ida and Note 4 for further discussion of the resolution of our MPSV Litigation.

Corporate Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(673)	$(925)	$252

Revenue (eliminations)	$(673)	$(925)	$252
Gross profit	—	—	—
General and administrative expense	6,284	6,135	(149)
Other (income) expense, net	(238)	(215)	23
Operating loss	(6,046)	(5,920)	(126)

References below to 2024 and 2023 refer to the nine months ended September 30, 2024 and 2023, respectively.

General and administrative expense – General and administrative expense for 2024 and 2023 was $6.3 million and $6.1 million, respectively, representing an increase of 2.4%. The increase was primarily due to higher costs associated with initiatives to diversify and enhance our business and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.2 million and $0.2 million, respectively.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At September 30, 2024, our cash, cash equivalents, short-term investments and restricted cash totaled $66.8 million, as follows (in thousands):

September 30, 2024
Cash and cash equivalents	$21,328
Short-term investments(1)	44,022
Available cash, cash equivalents and short-term investments	65,350
Restricted cash	1,475
Total cash, cash equivalents, short-term investments and restricted cash	$66,825

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

At September 30, 2024, our working capital was $80.2 million and included $66.8 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at September 30, 2024 was $14.5 million, and consisted of: net contract assets and contract liabilities of $4.3 million; contract receivables and retainage of $23.5 million; inventory, prepaid expenses and other current assets of $6.3 million; and accounts payable, accrued expenses and other current liabilities of $19.7 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at September 30, 2024 and December 31, 2023, and changes in such amounts during the nine months ended September 30, 2024, were as follows (in thousands):

	September 30, 2024	December 31, 2023	Change(3)
Contract assets	$5,815	$2,739	$3,076
Contract liabilities(1)	(1,479)	(5,470)	3,991
Contracts in progress, net(2)	4,336	(2,731)	7,067
Contract receivables and retainage, net	23,504	36,298	(12,794)
Prepaid expenses, inventory and other current assets	6,339	9,066	(2,727)
Accounts payable, accrued expenses and other current liabilities	(19,699)	(23,302)	3,603
Total	$14,480	$19,331	$(4,851)

(1)
Contract liabilities at September 30, 2024 and December 31, 2023, includes accrued contract losses of $0.2 million and $0.4 million, respectively, primarily related to our Ferry Projects for our Shipyard Division.
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

Cash Flow Activity (in thousands)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$15,943	$(172)
Net cash used in investing activities	(30,729)	(6,591)
Net cash used in financing activities	(2,062)	(1,739)

Operating Activities – Cash provided by operating activities for the nine months ended September 30, 2024 was $15.9 million and cash used in operating activities for the nine months ended September 30, 2023 was $0.2 million, and was primarily due to the net impacts of the following:

2024 Activity

•
Net income adjusted for depreciation and amortization of $3.6 million, a gain on the sale of our Houma AHFS and fixed assets of $3.9 million and stock-based compensation expense of $1.4 million;
•
Decrease in contract receivables and retainage of $12.8 million related to the timing of billings and collections on projects, primarily due to lower receivable positions on various projects for our Services Division and Fabrication Division;
•
Increase in contract assets of $3.1 million related to the timing of billings on projects, primarily due to higher unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $4.0 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.4 million, primarily due to prepaid expenses and the associated timing of certain prepayments and the collection of insurance receivables associated with Hurricane Ida. See Note 2 for further discussion of the Hurricane Ida insurance receivables;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $3.3 million related to the timing of payments, primarily due to lower accounts payable positions on various projects for our Services Division and Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.4 million.

2023 Activity

•
Net loss adjusted for depreciation and amortization of $4.1 million, a gain from net changes in allowance for doubtful accounts and credit losses of $0.4 million, a gain on insurance recoveries of $0.2 million, a gain on the sale of fixed assets of $0.2 million and stock-based compensation expense of $1.5 million;
•
Increase in contract receivables and retainage of $6.5 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on various projects for our Fabrication Division and Services Division;
•
Decrease in contract assets of $0.5 million related to the timing of billings on projects, primarily due to lower unbilled positions on our forty-vehicle ferry projects for our Shipyard Division, offset partially by higher unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $4.7 million, primarily due to lower advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.8 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.5 million related to the timing of payments, primarily due to higher accounts payable positions on various projects for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $31.9 million, primarily due to the write-off of a $12.5 million noncurrent net contract asset, and recording of a $20.0 million liability, associated with the resolution of our MPSV Litigation. The liability was replaced with the Note Agreement in the fourth quarter 2023. See Note 3 for further discussion of the Note Agreement and Note 4 for further discussion of the resolution of our MPSV Litigation.

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $30.7 million and $6.6 million, respectively. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $35.8 million and capital expenditures of $4.9 million, offset partially by proceeds from the sale of our Houma AHFS and fixed assets of $9.6 million and recoveries from insurance claims of $0.3 million. Cash used in investing activities for 2023 was primarily due to net purchases of short-term investments of $5.5 million and capital expenditures of $1.7 million, offset partially by proceeds from the sale of fixed assets of $0.4 million and recoveries from insurance claims of $0.2 million. See Note 1 for further discussion of the sale of our Houma AHFS and Note 2 for further discussion of our insurance claims associated with Hurricane Ida.

Financing Activities – Cash used in financing activities for the nine months ended September 30, 2024 and 2023 was $2.1 million and $1.7 million, respectively. Cash used in financing activities for 2024 was primarily due to the repurchase of $0.9 million of our common stock under our Share Repurchase Program and tax payments of $1.2 million made on behalf of employees from vested stock withholdings. Cash used in financing activities for 2023 was primarily due to payments on our Insurance Finance Arrangements of $1.3 million and tax payments of $0.5 million made on behalf of employees from vested stock withholdings. See Note 3 for further discussion of our Insurance Finance Arrangements and Note 5 for further discussion of our Share Repurchase Program.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, improved project cash flow management and the completion of the Shipyard Transaction. The primary uses of our liquidity for the remainder of 2024 and the foreseeable future are to fund:

•
Costs associated with the under-utilization of our facilities and resources for our Fabrication Division until we secure and begin to execute sufficient backlog to achieve full utilization levels;
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
•
Remaining liabilities of our Shipyard Division operations (including accrued contract losses for our Ferry Projects); and
•
Our Share Repurchase Program. See Note 5 for further discussion of our Share Repurchase Program.

We anticipate capital expenditures of approximately $0.5 to $1.0 million for the remainder of 2024. Approximately $4.5 million of our total estimated capital expenditures for 2024 relate to upgrades to our Houma Facilities and investments in more technologically advanced equipment. In the first quarter 2024, we received insurance proceeds of $2.0 million associated with damage previously caused to our Houma Facilities by Hurricane Ida, which has partially supplemented our capital expenditures for 2024. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates. See Note 2 for further discussion of the insurance proceeds received associated with damage previously caused by Hurricane Ida.

We believe that our cash, cash equivalents and short-term investments at September 30, 2024, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2024 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2024 and 2025, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and self-insured retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell additional assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Off-Balance Sheet Arrangements

We are not a party to any contract or other obligation not included on our Balance Sheet that has, or is reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

During the third quarter 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 4 of our Financial Statements in Part I, Item 1 for discussion of our legal proceedings, including the resolution of our MPSV Litigation in the fourth quarter 2023, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended September 30, 2024.

			Current Program(1)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 to 31, 2024	—	$—	—	$4,599
August 1 to 31, 2024	27,231	$5.49	27,231	$4,449
September 1 to 30, 2024	83,677	$5.45	83,677	$3,993
Total	110,908	$5.46	110,908

(1)
On December 1, 2023, our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. On October 31, 2024, our Board extended the Share Repurchase Program to December 31, 2025. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 5 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: November 5, 2024