Form 10-K
period 2024-12-31
GULF ISLAND FABRICATION INC
filed 2025-03-05
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 28, 2024 was $67,717,000.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025, was 16,346,253.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be prepared for use in connection with the registrant’s 2025 annual meeting of shareholders have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GULF ISLAND FABRICATION, INC.

ANNUAL REPORT ON FORM 10-K FOR

THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

GLOSSARY OF TERMS

As used in this report filed on form 10-K for the year ended December 31, 2024 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

GAAP	Generally Accepted Accounting Principles in the U.S.

GIS	Gulf Island Shipyards, LLC.

GOA	Gulf of America (previously referred to as the Gulf of Mexico).

Gulf Coast	Along the coast of the Gulf of America.

Hornbeck	Hornbeck Offshore Services, LLC.

Houma AHFS

Certain excess real property (consisting of land and buildings) of our Fabrication Division sold in the first quarter 2024 that was part of our Houma Facilities, which was classified as an asset held for sale on our Balance Sheet at December 31, 2023.

Houma Facilities	Our owned facilities located in Houma, Louisiana that support our Fabrication Division and Services Division and represent our primary operating facilities.

Incentive Plans	Long-term incentive plans under which equity or cash-based awards may be made to eligible employees and non-employee directors.

Insurance Finance Arrangements	Previous short-term finance arrangements for insurance premiums associated with our property and equipment and general liability insurance coverages.

ISO	International Standard Organization based in Geneva, Switzerland.

jacket

A component of a fixed platform consisting of a tubular steel braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel piles driven into the seabed. The jacket supports the topside structure located above the water.

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

modules	Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system.

MPSV(s)	Multi-Purpose Supply Vessel(s).

MPSV Litigation	The lawsuit filed in Louisiana state court that was styled Gulf Island Shipyards, LLC v. Hornbeck Offshore Services, LLC, bearing docket number 2018-14861, which was resolved on October 4, 2023.

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

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

PPP Loan	Our previous loan received in connection with the Paycheck Protection Program.

RSUs	Restricted Stock Units.

SBA	Small Business Administration.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Settlement Agreement

Agreement entered into with Zurich on November 6, 2023, in connection with the resolution of our previous MPSV Litigation, pursuant to which, among other things, Zurich released GIS and the Company from all of their obligations under the Performance Bonds and the associated general indemnity agreements relating to the Performance Bonds, and we agreed to release possession of the MPSVs to Zurich.

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

topside

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to operating results; diversification and entry into new end markets; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; tax rates; implementation of our Share Repurchase Program and any other return of capital to shareholders; liquidity; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The timing and amount of any share repurchases under the Share Repurchase Program will be at the discretion of management and will depend on a variety of factors including, but not limited to, our operating performance, cash flow and financial position, the market price of our common stock and general economic and market conditions. The Share Repurchase Program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Any other return of capital to shareholders will be at the discretion of the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: cyclical nature of the oil and gas industry; competitive pricing and cost overruns on our projects; competition; reliance on significant customers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; changes in contract estimates; operating dangers, weather events and availability and limits on insurance coverage; utilization of facilities; operability and adequacy of our major equipment; changes in trade policies of the U.S. and other countries; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; failure of our safety assurance program; weather impacts to operations; performance of subcontractors and dependence on suppliers; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; customer or subcontractor disputes; systems and information technology interruption or failure and data security breaches; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; barriers to entry into new lines of business; our ability to execute our Share Repurchase Program and enhance shareholder value; any future asset impairments; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; and other factors described under “Risk Factors” in Part I, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

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

PART I

Items 1. and 2. Business and Properties

Certain terms are defined in the “Glossary of Terms” beginning on page ii of this Report. References to “Notes” relate to the Notes to our Consolidated Financial Statements (“Financial Statements”) in Item 8 of this Report.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, during 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion is anticipated to occur in March 2025 upon expiration of the last warranty period for the Ferry Projects. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

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

Facilities and Equipment

Houma Facilities – Our fabrication and primary administrative and operating facilities are located in Houma, Louisiana (“Houma Facilities”) on approximately 160 acres on the east bank of the Houma Navigation Canal, approximately 30 miles from the Gulf of America (“GOA”). The owned facility includes approximately 75,000 square feet of administrative and operations facilities, 255,000 square feet of covered fabrication facilities, 90,000 square feet of warehouse facilities and 30,000 square feet of blasting and coating facilities. It also has 3,305 linear feet of water frontage, including 2,056 feet of steel bulkheads. Buildings and equipment that are significant to our Houma Facilities include:

•
large assembly buildings equipped with overhead cranes for modular section fabrication and various equipment for pipe fitting and welding;
•
prefabrication shops equipped with overhead cranes, cutting tables, coping machines, sub-arc welding stations, hydraulic iron workers and various other equipment for fabricating steel structures and components;
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
•
truckable tug and spud barge with cranage for marine construction activities; and
•
various civil construction equipment.

In the first quarter 2024, we sold certain property of our Fabrication Division that was part of our Houma Facilities. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. The Houma AHFS are excluded from the property description discussed above. See Note 3 and “Other Impacts to Operations” in Item 7 for further discussion of our Houma AHFS.

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
•
Other – Leased administrative offices in The Woodlands, Texas and New Iberia, Louisiana.

Materials, Supplies and Subcontractors

The principal materials and supplies used in our operations include standard steel shapes, steel plate, steel pipe, welding gases, welding wire, fuel, oil and paint, all of which are currently available from many sources. We do not depend upon any single supplier or source for our materials and supplies. We anticipate being able to obtain these materials for the foreseeable future; however, the pricing, availability and delivery schedules offered by our suppliers may vary significantly from year to year due to various factors, including supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, public health crises, geopolitical conflicts, foreign currency exchange rate fluctuations, supplier consolidations, supplier raw material shortages, customer demand, and any duties and tariffs imposed on the materials or other import restrictions. During 2024 and 2023, we experienced increased costs of materials and supplies due to inflation and supply chain delays and shortages. While pricing and availability of materials and supplies did not significantly impact our results during 2024 or 2023, these issues may continue and may have a more significant impact on our results in 2025. See “Risk Factors” in Item 1A for further discussion of our use of raw materials and supplies and the impact of global macroeconomic conditions and geopolitical conditions on our operations.

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

Employee Statistics – Our workforce varies based on our level of activity at any particular time. At December 31, 2024, we had 751 full-time employees and four part-time employees, compared to 839 full-time employees and two part-time employees at December 31, 2023. In addition, we often use independent contract labor to supplement our workforce, and at December 31, 2024 and 2023, we had 97 and 94, respectively, of independent contract labor personnel. None of our employees are employed under a collective bargaining agreement and we believe our relationship with our employees is favorable. Labor hours worked during 2024 and 2023 were 1.8 million and 1.7 million, respectively. See “Risk Factors” in Item 1A for further discussion of our use of contract labor and industry-wide labor constraints.

Recruitment, Training and Workforce Development and Culture – Our success depends on our ability to attract, develop, motivate and retain a highly-skilled workforce that includes craft labor as well as supervision and project management. To support the development of our workforce, we offer supervision and other training programs to educate and elevate the skillsets of our front-line leaders. We also provide internal hands-on technical fitting and welding training programs and instruction to develop our craft labor and maintain high quality standards. We have also created a succession plan for all senior leadership positions. During 2022, we were awarded a Skills Development Program grant through the Texas Workforce Commission and during 2024 and 2022, we were awarded Incumbent Worker Training Program grants through the Louisiana Workforce Commission. These programs provide supplemental funding for technical skills, safety and environmental training through third-party providers for craft personnel and leadership. The grants supplemented our cost to train 104 and 772 employees during 2024 and 2023, respectively, and provide available funding to train approximately 450 additional employees in 2025.

Our commitment to an inclusive workplace extends across all divisions and disciplines of our business. We leverage multiple platforms to expand our reach for talent. At December 31, 2024 and 2023, approximately 48% and 54%, respectively, of our workforce were women or minorities. During 2024 and 2023, we continued tracking our annual spending with veteran and minority owned vendors. During each of 2024 and 2023, we conducted our annual leadership workshop for approximately 150 front-line leaders that consisted of, among other things, a two-day interactive training on communication skills, mental health awareness, leading the “younger generations” and prevention of sexual harassment. During 2024, we also began offering our employees an accredited web-based Spanish speaking course, with over 40 employees enrolling in the course during 2024.

Employee Benefits – Our compensation programs are designed to attract, motivate and retain our employees. We provide competitive base wages and salaries consistent with employee positions, skills and experience levels, and geographic locations. Employees are eligible to receive paid and unpaid leave and participate in our health insurance and life, disability and accident insurance programs. We also offer retirement benefits through our 401(k) plan, which includes discretionary Company-matching contributions. During 2024 and 2023, we conducted annual employee benefits surveys to gain a better understanding of how our various benefit programs are valued by our employees. The employee feedback indicated a desire for additional medical plan options, a continued preference for smartphone and email communication, and more education on health wellness and long-term care. As a result, we have included a high-deductible health plan option and health savings account option in our benefit program offerings for 2024 and 2023, along with an identity theft benefit offering. In addition, during 2024, we changed healthcare providers to minimize costs, while offering a similar plan design and expanded health wellness incentives and education opportunities.

Employee Engagement – During 2024 and 2023, we incorporated feedback from our employees into our training and safety programs and employee benefit program offerings. The feedback was gathered from our annual employee satisfaction, safety culture and employee benefits surveys performed during 2024 and 2023, which provided employee perspectives on working for the Company and suggestions for improvements.

See “Risk Factors” in Item 1A for further discussion of our ability to attract and retain qualified employees.

Safety

We are committed to the safety and health of our employees and contractors and believe that a strong safety culture is a critical element of our success. We continue to improve and maintain a comprehensive safety management system designed to ensure the safety of our employees and contractors and allow us to remain in compliance with all applicable federal and state mandated safety regulations. We are also committed to maintaining a well-trained workforce and providing timely instruction to ensure our employees have the knowledge and skills to perform their work safely while maintaining the highest standards of quality. We provide continuous safety education and training to employees and contractors on a variety of topics to ensure they are ready for the challenges inherent in all our projects. Our employees commence training on their first day of employment with a comprehensive orientation class that addresses Company policies and procedures and provides clear expectations for working safely. During 2022, our health, safety and environmental training system was audited and accredited by a third-party compliance organization, which is valid through April 2025.

During 2024 and 2023, we completed supervisor safety workshops that were delivered to leadership, including our front-line leaders. The focus of these workshops is to drive a strong safety culture, incorporate human performance and risk tolerance principles, and emphasize the supervisor’s role in safety coaching and mentoring. During each of 2024 and 2023, we successfully trained all of our front-line supervision, emphasizing the “execution diamond”, a tool to drive our employees and contractors to plan, stop and think before engaging in an activity, perform appropriate risk assessments, and use their “stop work” authority. During 2024 and 2023, our total recordable incident rate was 0.27 and 0.55, respectively, and our “serious incident and potential fatality” incident rate was zero and 0.18, respectively.

We have a zero-tolerance policy for drug and alcohol use in the workplace. We support this policy through the application of a comprehensive drug and alcohol screening program that includes initial screenings for all employees during our hiring process and periodic random screenings throughout employment. Additionally, we require our contractors to follow alcohol and drug screening policies substantially the same as our policy.

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

Environmental

Our commitment to protecting the environment continues to be a strong principle that governs our work. We continuously look for ways to reduce our environmental impact, including a focus on protecting the land, water and wildlife habitats in our surrounding communities, with an emphasis on spill prevention, water and waste management, air emissions and other natural resource conservation. We are further focused on energy efficiency and reducing our carbon footprint within our daily operations. During 2024 and 2023, we continued our efforts in managing and monitoring our air emissions, water discharges, energy consumption and greenhouse gases. This monitoring will allow us to establish baseline emission matrices based on the various types of fabrication projects we perform. During 2024, we also conducted hazardous waste minimization and pollution prevention training for our employees.

We are also focused on managing and monitoring our air emissions related to all facets of our painting and blasting operations to ensure compliance with our Louisiana Department of Environmental Quality operating air permits. We monitor and report criteria pollutants and toxic air pollutants, which includes daily tracking of our paint, thinner and cleaning solvents usage. We have also implemented abrasive blasting management best practices to reduce particulate matter emissions and reduce offsite impacts to surrounding communities from our abrasive blasting activities. This includes routine inspections, record keeping and personnel training. During 2024, we made several product changes in our painting department which reduced our volatile organic compound emissions by 33% and our hazardous pollutant emissions by 28%, despite a 63% increase in paint material usage.

Our environmental management system is certified by ISO 14001:2015, which represents internationally recognized standards for environmental management overseen by the International Standard Organization (“ISO”) based in Geneva, Switzerland. This certification helps our management and employees ensure we are measuring and improving our environmental impact by improving the efficiency of our resources, consistently addressing environmental obligations and reducing waste and environmental risks. The certification helps us maintain our commitment to protecting the environment as a leader in the fabrication industry. The certification is based on a review of our programs and procedures and is subject to an annual audit and full recertification every three years. The last audit of our certification occurred in March 2024 and the certification is valid through March 2026.

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

Our quality management systems are certified by ISO 9001-2015, which represents internationally recognized standards for quality management. Similar to our environmental certification, this certification is based on a review of our programs and procedures and is subject to an annual audit and full recertification every three years. The last audit of our certification occurred in March 2024 and the certification is valid through March 2026. Our quality management systems are also certified by the American Society of Mechanical Engineers and American Institute of Steel Construction, for which the certifications are valid through March 2025 and July 2025, respectively.

Customers

Our principal customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. A large portion of our revenue in any given year may be generated by only a few customers, although not necessarily the same customers from year to year. For 2024, two customers accounted for 51% of our consolidated revenue, one of which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division (and was also a significant customer in 2023) and the other related to small-scale fabrication for our Fabrication Division. For 2023, two customers accounted for 53% of our consolidated revenue (excluding the negative revenue charge associated with the resolution of our MPSV Litigation for our Shipyard Division), one of which related to offshore services for our Services Division and small-scale fabrication for our Fabrication Division and the other related to an offshore jackets project for our Fabrication Division.

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

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at December 31, 2024, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or reduction in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension or decrease in scope. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. See “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog, and Notes 1 and 2, “Risk Factors” in Item 1A, and “Critical Accounting Policies” in Item 7, for further discussion of our contracting terms and revenue recognition.

Seasonality

Although we have large, covered fabrication facilities, a significant amount of our construction activities continue to take place outdoors. Accordingly, our operations may be subject to seasonal variations, including a decline in labor hours worked during the winter months due to a decrease in daylight hours and unfavorable weather conditions, including any seasonal weather conditions that may increasingly arise due to the effects of climate change. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOA and along the Gulf Coast may also affect our operations. See “Risk Factors” in Item 1A for further discussion of the impacts seasonal weather conditions and extreme adverse weather events have on our operations.

Competition

We operate within highly competitive markets which are significantly impacted by oil and gas prices. Declines in oil and gas prices can create excess capacity and under-utilization of our competitor’s facilities, resulting in more intense competition in the bidding process for new project awards. Previous decreases in oil and gas prices have led many companies, including us, to reduce their skilled workforce. These reductions, with a subsequent increase in oil and gas prices, have created a competitive labor market, resulting in higher cost of labor, including increases in wage rates and the cost of recruiting and training to attract and retain qualified personnel. In addition, we expect to face increased competition as we seek fabrication opportunities related to rapidly growing energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and future onshore infrastructure projects where modular designed steel structures are core to the execution strategy. Further, there are numerous regional, national and global competitors that offer similar services to those offered by us. These competitors may be larger than us with more resources and facilities in both the U.S. and abroad. Competition with foreign competitors can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs and increased the competitiveness of foreign competitors when exporting structures from foreign locations to the GOA and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOA and Gulf Coast. Uncertainties with respect to tariffs on materials and fluctuations in the value of the U.S. dollar and other factors, may also impact our ability to compete effectively.

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

Our employees may engage in certain activities that are covered by the provisions of the Jones Act or U.S. Longshoreman and Harbor Workers Act (“USL&H”), including services conducted on offshore platforms, activities performed on barges owned or chartered by us, and certain fabrication activities performed at our Houma Facilities. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability.

Many aspects of our operations and properties are materially affected by federal, state and local regulations, as well as certain international conventions and private industry organizations. The exploration and development of oil and gas properties located on the outer continental shelf of the U.S. is regulated primarily by the Bureau of Ocean Energy Management and Enforcement of the Department of Interior, which is responsible for the administration of federal regulations under the Outer Continental Shelf Lands Act requiring the construction of offshore platforms located on the outer continental shelf to meet stringent engineering and construction specifications. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in compliance with these and all other regulations affecting the fabrication of platforms for delivery to the outer continental shelf of the U.S. In addition, demand for our services from the oil and gas industry can be affected by changes in taxes, price controls and other laws and regulations affecting this industry. Further, additional environmental regulations that restrict federal oil and gas leasing, permitting or drilling practices on public lands and waters could be imposed in the future. Offshore construction and drilling in certain areas has also been opposed by environmental groups and, in certain areas, has been restricted. To the extent laws are enacted or other governmental actions are taken that prohibit or restrict offshore construction and drilling or impose environmental protection requirements that result in increased costs to the oil and gas industry in general and the offshore construction industry in particular, our business and prospects could be adversely affected. We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations.

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

We are also subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and similar laws which provide for responses to and liability for releases of hazardous substances into the environment. Additionally, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act and the Emergency Planning and Community Right to Know Act, each as amended, and similar foreign, state or local counterparts to these federal laws, regulate air emissions, water discharges, hazardous substances and wastes, and require public disclosure related to the use of various hazardous substances. Compliance with such environmental laws and regulations may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. We believe that our facilities are in substantial compliance with current regulatory standards.

In addition, our operations are subject to extensive government regulation by the U.S. Coast Guard, as well as various private industry organizations such as the American Petroleum Institute, American Society of Mechanical Engineers, American Welding Society and the American Bureau of Shipping.

Our compliance with these laws and regulations has entailed certain additional expenses and changes in operating procedures; however, we believe that compliance efforts have not resulted in a material adverse effect on our business, financial condition or our competitive position. Future events, such as changes in existing laws and regulations or their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing laws and regulations, may require additional expenditures by us. See “Risk Factors” in Item 1A for further discussion of government and environmental regulations impacting our business.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During 2024 and 2023, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were outweighed by coverage limitations and high premiums and deductibles. Accordingly, we are generally uninsured for exposures resulting from any future damage to our property and equipment. See “Risk Factors” in Item 1A for further discussion of limitations of our insurance coverage.

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

Item 1A. Risk Factors

The following discussion of risk factors contains forward-looking statements (see “Cautionary Statement on Forward-Looking Information”). These risk factors are important to understanding other statements in this Report. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and “Financial Statements and Supplementary Data” in Item 8, which may include additional factors that could adversely affect our business. References to “Notes” relate to the Notes to our Consolidated Financial Statements (“Financial Statements”) in Item 8.

Our business, prospects, financial condition, operating results, cash flows, liquidity and stock price may be affected materially and adversely, in whole or in part, by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition, operating results, cash flows and liquidity to vary materially from historical results or those anticipated, projected or assumed in our forward-looking statements. Further, new risks emerge from time to time. In addition, our business, prospects, financial condition, operating results, cash flows, liquidity and stock price could be affected by additional factors that apply to all companies generally which are not specifically mentioned below.

Business and Industry Risks

Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.

Our business continues to be dependent on the level of capital expenditures by oil and gas producers, processors and their contractors, as well as alternative energy companies, operating in the GOA and along the Gulf Coast. The level of capital expenditures by these companies can be impacted by oil and gas and associated commodity prices. In recent years, the price of oil and gas has experienced significant volatility, which resulted in reductions in capital spending and drilling activities from our traditional offshore oil and gas customer base. Consequently, our operating results and cash flows were negatively impacted from reductions in revenue, lower margins due to competitive pricing, and under-utilization of our operating facilities and resources. Although oil and gas prices have recovered, due in part to geopolitical conflicts, from their historic lows, there are no assurances that current prices will be sustained or that our business will continue to benefit from the relative increase in prices.

In addition to commodity prices, the levels of our customers’ capital expenditures are influenced by, among other things:

•
availability and cost of capital;
•
the cost of exploring for, producing and delivering oil and gas, and the sufficiency of any returns on capital investments;
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
•
technological advances affecting energy exploration, production, transportation and consumption; and
•
weather conditions, natural disasters, and global or regional public health crises and other catastrophic events.

We are unable to predict future oil and gas prices or the level of oil and gas industry activity for the services we provide. Further, the current relative stabilization in oil and gas prices and increase in bidding activity may not necessarily translate into long-term increased activity. Even during periods of relatively high oil and gas prices, our customers may cancel or curtail capital expenditure programs for exploration and production and repair and maintenance of their offshore assets due to uncertainty regarding the continued relative stability of oil and gas prices and other priorities for cash flows, including investment in energy transition projects. Advances in onshore exploration and development technologies, or energy transition projects, could result in our historical customers allocating a higher percentage of their capital expenditure budgets to such activities and we may not be successful securing new project awards related to these activities. See risk factor below titled “Our efforts to strategically reposition the Company to diversify our service offerings and customer base may not result in increased shareholder value.” In addition, an increase in gas prices could also negatively impact future investments in petrochemical and other facilities that benefit from lower gas prices. These factors could cause our revenue and margins to be depressed and limit our future growth opportunities. See Note 1 and “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations” in Item 7 for further discussion of the impacts of oil and gas price volatility.

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

The onshore refining, petrochemical, LNG and industrial fabrication industries and the offshore oil and gas fabrication and services industry are highly competitive and influenced by events largely outside of our control. In addition, as we seek fabrication opportunities related to other industries (such as energy transition initiatives, including in support of our customers who are making energy transitions away from fossil fuels, opportunities related to offshore wind developments and potential future onshore support structures to provide electricity from renewable and green sources) we may face increased competition. Contracts for our fabrication and services projects are often awarded on a competitively bid basis and our customers consider many factors when awarding a project. These factors include price, ability to meet the customer’s schedule, the availability and capacity of personnel, equipment and facilities, and the reputation, experience and safety record of the contractor. We can provide no assurances that we will be able to maintain our current competitive position in the industries we currently serve or that we will be able to successfully compete with companies in other industries (including as the green energy transition progresses). In addition, we often compete with companies that have greater resources or lower operating costs, which may make them more competitive for certain projects.

Competition with foreign fabricators can also be challenging as such competitors often have lower operating costs and lower wage rates, and foreign governments often use subsidies and incentives to create local jobs and impose import duties and fees on products. In addition, technological innovations have lowered transportation costs, increasing the competitiveness of foreign competitors when exporting structures from foreign locations to the GOA and Gulf Coast, which may hinder our ability to successfully secure new awards for projects destined for the GOA and Gulf Coast from foreign locations. See “Competition” in Item 1 for further discussion of the competitive nature of our industry.

A small number of customers typically represent a significant portion of our revenue.

We derive a significant amount of our revenue from a small number of customers in any given year. For our Services Division, our services for such customers are generally subject to master services agreements that are subject to periodic renegotiation and renewal. Accordingly, the amount of revenue with a customer may vary between years depending on our successful renewal of the master services agreements and, among other things, the amount of that customer’s capital expenditure budget, our labor availability and our ability to meet the customer’s schedule requirements. For our Fabrication Division, our services for such customers are generally project specific, and accordingly, may account for a significant portion of our revenue in one year, but represent a smaller or even immaterial portion, if any, of our revenue in subsequent years, or vice-versa. We define significant customers as those that individually comprise 10% or more of our consolidated revenue. For 2024, two customers accounted for 51% of our consolidated revenue (one of which was also a significant customer in 2023), and for 2023, two customers accounted for 53% of our consolidated revenue (excluding the negative revenue charge associated with the resolution of our MPSV Litigation for our Shipyard Division). The loss of a significant customer in any given year for any reason, including a sustained decline in that customer’s capital expenditure budget or competitive factors, could result in a substantial loss of revenue. See “Customers” in Item 1 for further discussion of our customers.

Competitive pricing common in the industries we serve could negatively impact our operating results.

We have not always been successful in fully recovering our project and overhead costs or realizing a profit, even when industry conditions are favorable, due in part to the competitive environment for new project awards. While we have recently experienced an increase in bidding activity for fabrication projects and demand for our services remains strong, this trend may not continue. Additionally, as it relates to our fabrication business, during periods of increased market demand, new fabrication capacity may enter the market, which could place additional pressure on the pricing of our fabrication projects. Furthermore, during periods of declining pricing for our services and fabrication projects, we may not be able to reduce our costs accordingly, which could impact our ability to compete.

Operational Risks

Our business depends on the award of new contracts and the timing and execution of such contracts.

It is difficult to predict whether or when we will be awarded new contracts due to complex bidding and selection processes, changes in existing or forecasted market conditions, governmental regulations, permitting and environmental matters. In the case of our Fabrication Division, while we have seen an increase in bidding activities for large project opportunities, we can provide no assurances that the higher level of bidding activity will continue during 2025 and beyond or that we will be successful in securing any large project awards. Our results of operations and cash flows can fluctuate materially from period to period based on our success in securing new project awards.

Our short-term profitability may be affected from time to time as we balance our current capacity with expectations of future project awards and the timing of execution of new project awards. If an expected new project award is delayed or not received, or project execution is delayed subsequent to an award, we may incur costs to maintain an idle workforce and facilities, or alternatively, we may determine that our long-term interests are best served by reducing our workforce and incurring increased costs associated with termination benefits, both of which we have experienced in the past. See “Other Impacts to Operations” in Item 7 for discussion of a project cancellation during 2023. A reduction in our workforce could also impact our results of operations if customers are hesitant to award new contracts based upon our staffing levels or if we are unable to adequately increase our labor force and staff projects that are awarded following a workforce reduction. See the risk factor below titled “We may be unable to employ a sufficient number of skilled personnel to execute our projects” for further discussion of the impacts of labor constraints on our operations.

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

In addition, due to the proximity to the GOA, our facilities are subject to the possibility of physical damage caused by hurricanes or flooding. For example, our Houma Facilities have experienced damage from hurricane activity in the past, and during 2024, Hurricane Francine made landfall near our Houma Facilities. While we did not experience any significant damage to our Houma Facilities or equipment, our Fabrication Division operations were temporarily suspended due to pre-storm preparation activities and post-storm power outages. See the risk factor below titled “We are susceptible to adverse weather conditions in our market areas” for further discussion of the impacts of adverse weather conditions to our operations.

Further, our employees may engage in certain activities that are covered by the provisions of the Jones Act or USL&H, including services conducted on offshore platforms, activities performed on barges owned or chartered by us, and certain fabrication activities performed at our Houma Facilities. These laws make the liability limits established under state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages or job-related injuries, with generally no limitations on our potential liability. Our ownership and operation of vessels can also give rise to large and varied liability risks, such as risks of collisions with other vessels or structures, sinking, fires and other marine casualties, which can result in significant claims for damages against both us and third parties. Litigation arising from any such occurrences may result in our being named as a defendant in lawsuits asserting large claims.

We may be exposed to future losses through our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. For any such exposures, we will rely on existing liquidity and cash flows to meet obligations that would arise from an incident or series of events. The occurrence of a significant incident, series of events, or unforeseen liability for which we are uninsured or not fully insured, or for which insurance recovery is significantly delayed, could have a material adverse effect on our results of operations or financial condition.

There can be no assurance that we will be able to maintain adequate insurance at rates we consider reasonable or that our insurance coverages will be adequate to cover claims that may arise. Changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance that covers risks we typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. During 2024 and 2023, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were outweighed by coverage limitations and high premiums and deductibles. Accordingly, we are generally uninsured for exposures resulting from any future damage to our property and equipment. To the extent we are uninsured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 7 and “Insurance” in Item 1 for further discussion of our insurance coverages.

Our project execution and operations may be negatively affected if our equipment is not operable or does not adequately function.

Our project execution and operations are heavily dependent on the use of owned and leased equipment. Accordingly, equipment that is not operable or that does not adequately function could negatively impact our project execution and operations. As our equipment ages, the costs associated with maintaining such equipment typically increases, and in some instances, such equipment may require full replacement. In recent years, we have not made significant investments in new equipment or the refurbishment of owned equipment, and accordingly, future repair or replacement costs could be significantly higher than those recently experienced. Further, equipment that becomes non-operable or that does not properly function may result in the temporary suspension of our operations until the equipment is repaired or replaced, and such impacts may be compounded by limitations on the availability and timely receipt of replacement equipment or component parts. See the risk factor below titled “We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability” for discussion of the availability of equipment and component parts.

Our backlog is subject to change as a result of delay, suspension, termination or an increase or decrease in scope for projects currently in backlog.

The revenue projected in our backlog may not be realized or, if realized, may not be profitable. Projects included in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any project could significantly impact our backlog and change the expected amount and timing of revenue recognized. In addition, whether a project proceeds as scheduled, is suspended or terminated, it is possible that the customer may default by failing to pay amounts owed to us, including reimbursement to us for third-party costs we have committed or incurred on the customer’s behalf. Accordingly, our backlog as of any date is an uncertain indicator of future results of operations. See Note 2 and “New Project Awards and Backlog” in Item 7 for further discussion of our new project awards and backlog.

We depend on third parties to provide services and supply raw materials, equipment and components necessary to perform our contractual obligations, and any increase in the price or constraints on the supply of such raw materials, equipment or components could negatively affect our profitability.

The price and availability of the raw materials required to execute our projects are subject to volatility and disruptions caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, increases in fuel and energy costs, the impact of natural disasters, public health crises, geopolitical conflicts, foreign currency exchange rate fluctuations, and other matters that have or could impact the global economy. For example, the current administration in the U.S. has imposed tariffs on various raw materials imported into the U.S. which we use in our operations, including steel, which are currently set to become effective on March 12, 2025. New or increased tariffs imposed by the U.S. or other countries could increase our costs for imported raw materials, which may result in lower-than-expected profit margins on our projects or make us less competitive in our pursuit of new project opportunities.

We rely on third parties to provide raw materials, equipment and components, and depend upon subcontractors for a variety of reasons, including performing work we would otherwise perform with our employees but are unable to do so as a result of scheduling demands, performing certain aspects of a contract more efficiently considering the conditions of the contract, and performing certain services that we are unable to do or which we believe can be performed at a lower cost by subcontractors. We have experienced supplier and subcontractor delays, which have negatively affected project results. See Note 2 for further discussion of the impacts of supplier and subcontractor delays on our projects.

Ensuring continuity of supply of such raw materials to our operations is critical to our business. We also rely on the availability of equipment and components for key equipment from our suppliers, which may be impacted by competition demands as well as the availability of input materials in the creation of such equipment and components for key equipment. Failure of suppliers and subcontractors to deliver raw materials, equipment and components and provide services, or perform under their contracts on a timely basis, or at all, or our inability to obtain alternative sources of raw materials, equipment or components on a timely basis or on terms acceptable to us, has had or may in the future have an adverse impact on our operations. The impact of global macroeconomics on our suppliers and subcontractors has resulted in, and may continue to result in, scheduling delays and higher costs, including as a result of inflation, for subcontracted services and raw materials, equipment and components. The inability of our suppliers or subcontractors to perform could result in the need to transition to alternative suppliers or subcontractors, which could result in significant incremental costs and delay, or the need for us to provide other supplemental means to support our existing suppliers and subcontractors. Disruptions and performance problems caused by our suppliers and subcontractors, or a misalignment between our contractual obligations to our customers and our agreements with our subcontractors and suppliers, could have an adverse effect on our ability to meet our commitments to customers.

We may be protected from increases in material costs through cost escalation provisions in some of our contracts. However, the difference between our actual material costs and these escalation provisions may expose us to cost uncertainty. In addition, we may experience significant delays in deliveries of key raw materials, which may occur as a result of availability or price, including higher costs due to inflation. Delays and shortages of raw materials, equipment and components could continue in 2025, which may have an impact on other projects. See Note 2 for further discussion of the impacts of material delays on our projects.

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

We may bring claims against customers for additional costs incurred by us resulting from customer-caused delays or changes in project scope initiated by our customers that are not part of the original contract scope. In addition, claims may be brought against us by customers relating to, among other things, alleged defective or incomplete work, breaches of warranty and/or late completion of work. We may also have disputes with our subcontractors and other parties, related to, among other things, indemnification obligations. These claims may be subject to lengthy and/or expensive litigation or arbitration proceedings and may require us to invest significant working capital in projects to cover cost increases pending resolution of the claims. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs, or when we bring the claim, less recovery than anticipated, if any. A material adverse outcome in any uninsured litigation could result in our liabilities exceeding our assets. See Notes 2 and 7 for discussion of our customer disputes.

Regardless of the merit of particular claims, defending against or pursuing litigation or responding to investigations can be expensive, time-consuming, disruptive to our operations and distracting to management. In recognition of these considerations, we may enter into agreements or other arrangements to settle litigation and resolve such challenges. There can be no assurance such agreements can be obtained on acceptable terms or that litigation will not occur or that we will not incur charges resulting from any such agreements or settlements.

Systems and information technology interruption or failure and data security breaches could adversely impact our ability to operate or expose us to significant financial losses and reputational harm.

We rely on computer information, communications technology and related systems in order to properly operate our business. From time to time, we experience occasional system interruptions and delays. In the event we are unable to deploy software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to maintain or improve the efficiency and efficacy of our systems, the operation of such systems could be interrupted or result in the loss, corruption or release of data. In addition, our computer and communications systems and operations could be damaged or interrupted by natural disasters, force majeure events, telecommunications failures, power loss, acts of war or terrorism, physical or electronic security breaches, intentional or inadvertent user misuse or error, or similar events or disruptions. Any of these or other events could cause interruptions, delays, loss of critical and/or sensitive data or similar effects.

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

Our productivity and profitability are significantly dependent upon our ability to attract and retain skilled construction supervision and craft labor, primarily welders, pipe fitters and equipment operators. The fabrication and services industries have lost a significant number of experienced professionals over the years due to the aging of the workforce and the cyclical nature of the oil and gas industry, which is attributable, among other reasons, to the volatility of oil and gas prices and a more generalized concern about the overall future prospects of the oil and gas industry. See risk factor above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.” Many companies, including us, have reduced their skilled workforce in the past in response to decreases in demand for our services. The current competitive labor market may make it more difficult to increase our labor force to desirable levels if we realize a significant increase in our new project awards or backlog. We cannot be certain that we will be able to attract and retain the qualified labor force required to meet current or future needs at a reasonable cost, or at all.

With the recent increased demand for construction and services labor, the supply of skilled labor has become increasingly limited resulting in higher costs of labor, including increases in wage rates and the costs of recruiting and training to attract and retain qualified personnel, which could have a material adverse impact on our business, financial condition and results of operations. Further, due to the higher demand for our services, if we cannot employ the necessary skilled labor to execute our backlog, we have had, and may in the future have, to increase our use of contract labor, which may have a higher cost and lower levels of productivity.

If we are unable to hire and retain necessary skilled labor, we may be unable to secure new project awards, execute our backlog and expand our operations. Further, any shortage of skilled labor or ongoing challenges hiring and retaining skilled labor could negatively affect the quality, safety, timeliness and profitability of our projects.

Our success is dependent on key personnel.

Our success is dependent upon the abilities of our executives, management and other key employees who have significant and relevant industry experience. Our success also depends on our ability to attract, retain and motivate highly-skilled personnel in various areas, including construction supervision, project management, procurement, project controls and finance. The loss of one or more key personnel or our inability to attract, retain and motivate necessary personnel could impact our operations.

If we continue to have insufficient utilization levels for our facilities or resources, our results of operations and financial condition would be adversely affected.

In recent years we have experienced a partial under-utilization of our facilities and resources and have not fully recovered our overhead costs, due in part to the high fixed costs of our operations. This has resulted in losses from our operations in certain periods. If current or future facility and personnel capacity fails to match current or future customer demands for our services, our facilities and resources would continue to be under-utilized, which could result in less profitable operations or losses from our operations.

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

Our operations have historically been focused on fabrication and services for the offshore oil and gas industry. We have begun to diversify our business through the pursuit of onshore fabrication opportunities and sustainable energy and other projects that are not related to our traditional offshore oil and gas markets. During 2024, we made investments to expand our offshore services offering to include cleaning and environmental services, which provides flushing and removal of hydrocarbon residue from process equipment and piping on offshore facilities prior to the performance of maintenance, repair or decommissioning. Entry into, or further development of, new lines of business may expose us to risks that are different from those we have experienced historically. We may not be able to effectively manage these additional risks or implement successful business strategies and our cash flows derived from any new lines of business may not be consistent with our expectations or be insufficient to fully recover our investment. Additionally, our competitors in these expanded lines of business may possess greater operational knowledge, resources and experience than we do. These diversification initiatives may not increase shareholder value and could result in a reduction in shareholder value depending upon our required capital investment and success.

Any future rationalization of under-utilized assets or facilities could result in future losses or impairments and may not produce our desired results.

We may take actions to relocate assets, consolidate operations and rationalize under-utilized assets and facilities to improve our utilization. Such actions may include the sale of assets or the closure or consolidation of one or more of our facilities and the termination of facility employees. During 2024, we sold certain assets held for sale of our Fabrication Division that were no longer deemed necessary for such operations. A future sale of assets or facility closure or consolidation could result in impairments of facility assets and other restructuring or exits costs, including retention, severance or other costs associated with terminated personnel. Further, we can provide no assurances that any asset sales or facility closure or consolidation will result in an improvement in our overall utilization or that the costs of doing so will not exceed the benefits expected to be gained from the asset sales or closure or consolidation of a facility. In addition, any decisions made regarding our deployment or use of any sales proceeds we receive involves risks and uncertainties. As a result, our decisions with respect to such proceeds may not lead to increased long-term shareholder value. See Note 3 and “Other Impacts to Operations” in Item 7 for further discussion of our assets held for sale.

We cannot guarantee that our share repurchase program or any other return of capital to our shareholders will enhance shareholder value, and share repurchases could affect the price of our common stock.

Our Board of Directors (“Board”) has authorized the repurchase of up to $5.0 million of our outstanding common stock from time to time through a share repurchase program (“Share Repurchase Program”), effective through December 31, 2025, and we currently have remaining authorization to purchase up to $3.7 million of our outstanding common stock under the Share Repurchase Program. Under our Share Repurchase Program, we may make repurchases of stock through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The timing and amount of any share repurchases under the Share Repurchase Program will be at the discretion of management and will depend on a variety of factors, including capital availability, our financial results, cash requirements, business, market, industry and global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by management. The Share Repurchase Program does not obligate us to repurchase any shares and may be modified, increased, suspended or terminated at any time at the discretion of the Board. A suspension or termination of our share repurchases could have a negative effect on the price of our common stock. In addition, as part of the Inflation Reduction Act of 2022, the U.S. implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases.

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

Additionally, repurchasing our common stock or any other return of capital to our shareholders will reduce the amount of cash and cash equivalents we have available to fund working capital, capital expenditures, capital preserving investments, strategic acquisitions or business opportunities, and other general corporate purposes, and there are no guarantees that the Share Repurchase Program or any other return of capital to shareholders will result in increased shareholder value. See Note 8 and Item 5 for further discussion of our Share Repurchase Program.

Financial Risks

We may need additional capital in the future for working capital, capital expenditures, contract commitments and obligations, and/or strategic opportunities, and we may not be able to obtain or raise such capital (whether debt or equity) or do so on favorable terms, which would impair our ability to operate our business or execute our strategy.

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of short-term investments. If such amounts and cash flows from operating activities are not sufficient to fund our working capital requirements, capital expenditures, contract commitments and obligations, and/or strategic opportunities, we would be required to reduce our capital expenditures and/or forego certain contracts and/or strategic opportunities, or we would be required to fund such needs through debt or equity issuances or through other financing alternatives, including credit arrangements or the sale of assets. Our ability to successfully raise capital (through debt or equity issuances) or obtain credit facilities in the future will depend in part upon prevailing capital market conditions, as well as our financial condition and operating results, and whether such additional capital is on terms that are satisfactory to us.

We continue to be dependent on the oil and gas industry. See risk factor above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.” There are a number of potential negative consequences for the energy sector that may result if the volatility of oil and gas prices increases, oil and gas prices decline or oil and gas companies continue to de-prioritize investments in exploration, development and production, including the continued or worsening outflow of credit and capital from the energy sector and/or energy focused companies and further efforts by lenders to reduce their exposure to the energy sector, including the imposition of increased lending standards for the energy sector, higher borrowing costs and collateral requirements, or a refusal to extend new credit or amend existing credit facilities in the energy sector. These potential negative consequences may be exacerbated by the pressure exerted on financial institutions by regulatory agencies to respond quickly and decisively to credit risk that develops in distressed industries. All of these factors may complicate our ability to achieve a favorable outcome in obtaining debt financing or credit facilities.

In order to secure debt financing or credit facilities with borrowing capacity, if available, we may be required to provide significant collateral, pay high interest rates and otherwise agree to restrictive terms. Collateral requirements and higher borrowing costs may limit our long- and short-term financial flexibility, and any failure to secure debt financing or credit facilities on terms that are acceptable to us could jeopardize our ability to fund, among other things, capital expenditures and general working capital needs or meet our other financial commitments. See Note 4 and “Liquidity and Capital Resources” in Item 7 for discussion of the Note Agreement and Mortgage Agreement.

If adequate capital is not available, or not available on beneficial terms, we may not be able to make future investments, take advantage of strategic opportunities, or respond to competitive challenges. Further, this could limit our ability to bid on new project opportunities, thereby limiting our potential growth and profitability.

We may not be able to generate sufficient cash flow to meet our obligations.

Our ability to fund operations depends on our ability to generate future cash flows from operations. This, to a large extent, is subject to conditions in the oil and gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. See “Liquidity and Capital Resources” in Item 7 for further discussion of our business outlook, and the risk factor above titled “Our revenue and profitability continues to be dependent on the offshore oil and gas industry, which is a historically cyclical industry.”

In July 2021, we received forgiveness of $8.9 million of our Paycheck Protection Loan (“PPP Loan”) received in 2020. However, the Company remains subject to review and audit by the Small Business Administration (“SBA”) for a period of six years after forgiveness. While we believe we met the eligibility requirements for the PPP Loan, and used the loan proceeds in accordance with the PPP Loan forgiveness requirements, we can provide no assurances that any potential SBA review or audit will verify the amount forgiven, in whole or in part. If we are later determined to have been ineligible to receive the PPP Loan or PPP Loan forgiveness, we may be subject to significant penalties, including significant civil, criminal and administrative penalties, and we could be required to repay the loan in its entirety, which could negatively impact our financial condition, and have an adverse impact on our reputation.

We may not be able to obtain letters of credit or surety bonds if and when needed on favorable terms, if at all, and we may not have sufficient liquidity to satisfy any indemnification obligations owed to a surety should the surety have to make payments under the performance bonds to the beneficiary thereof.

Certain of our projects require that we issue letters of credit or surety bonds to our customers in order to secure advance payments or guarantee performance under our contracts. Our LC Facility currently provides for letters of credit, which are subject to cash securitization. With respect to letters of credit under our LC Facility, any advance in the event of non-performance under a contract would become a direct obligation and reduction in our cash. With respect to surety bonds, payments by the Surety pursuant to a bond in the event of non-performance are subject to reimbursement to the Surety by us under a general indemnity agreement. Such indemnification obligations may include the face amount of the surety bond, or portions thereof, as well as other reimbursable items such as interest and certain investigative expenses and legal fees of the Surety. Such indemnification obligations would require us to use our cash, cash equivalents or short-term investments, and we may not have sufficient liquidity to satisfy such indemnification obligations. When a contract is complete, the contingent obligation terminates, and letters of credit or surety bonds are returned. In recent years it has been difficult to obtain letters of credit and bonding capacity, and identify potential financing sources, due to losses resulting from our Shipyard Division operations. We can provide no assurances that necessary letters of credit or bonding capacity will be available to support future project requirements or that we will have sufficient liquidity to satisfy any future indemnification obligations. See Note 4 and “Liquidity and Capital Resources” in Item 7 for further discussion of our LC Facility and surety bonds.

We are exposed to the credit risks of our customers, including nonpayment and nonperformance by our customers.

The oil and gas industry continues to face significant challenges due to the volatility in the price of oil and gas, which has persisted over a decade. The concentration of our customers in the oil and gas industry may impact our overall exposure to credit risk as customers may be similarly affected by negative changes in industry conditions. We believe certain of our customers finance their activities through cash flows from operations and debt or equity financing. Many of these customers have faced significant challenges for over a decade due to the volatility in the price of oil and gas, including decreased cash flows, reductions in borrowing capacity, the inability to access capital or credit markets, and reductions in liquidity. While the prices of oil and gas have somewhat stabilized, the duration of such stability is uncertain and difficult to predict. If the price of oil and gas significantly declines or the returns on capital investments by our customers are insufficient, our operations could be impacted due to nonpayment or nonperformance by our customers. We perform ongoing credit evaluations of our customers and do not generally require collateral in support of our trade receivables. While we maintain reserves for potential credit losses, we can provide no assurances that such reserves will be sufficient to cover uncollectible receivable amounts or that our losses from such receivables will be consistent with our expectations. See Note 2 for further discussion of our reserves for potential credit losses.

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

In the past several years, the federal government has imposed new or increased tariffs or duties on an array of imported materials and products used in connection with our fabrication business, which raised our costs for these items (or products made with them), and the current administration in the U.S. has imposed further tariffs, duties and trade restrictions on imports. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded in the past by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods. Any trading conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies. For example, in response to Russia’s invasion of Ukraine, the U.S. and other countries imposed sanctions and/or other restrictive actions against Russia. These developments caused global economic disruptions, including increases in energy prices and the related European energy crisis.

We are susceptible to adverse weather conditions in our market areas.

Although we have large, covered fabrication facilities, a significant amount of our construction activities continue to take place outdoors. Accordingly, our operations may be subject to seasonal variations, including a decline in labor hours worked during the winter months due to a decrease in daylight hours and unfavorable weather conditions, including any seasonal weather conditions that may increasingly arise due to the effects of climate change. In addition, the seasonality of oil and gas industry activity in the Gulf Coast region also affects our operations. Our offshore oil and gas customers often schedule the completion of their projects during the summer months in order to take advantage of more favorable weather during such months. Further, rainy weather, tropical storms, hurricanes and other storms prevalent in the GOA and along the Gulf Coast may also affect our operations. For example, our Houma Facilities have experienced damage from hurricane activity in the past, and during 2024, Hurricane Francine made landfall near our Houma Facilities.

Beyond financial and regulatory impacts, climate change poses potential physical risks. Scientific studies forecast that these risks include increases in sea levels, stresses on water supply, rising average temperatures and other changes in weather conditions, such as increases in precipitation and extreme weather events, such as floods, heat waves, hurricanes and other tropical storms and cyclones. The projected physical effects of climate change have the potential to directly affect the operations we conduct for customers and result in increased costs related to our operations. However, because the nature and timing of changes in extreme weather events (such as increased frequency, duration and severity) are uncertain, it is not possible for us to estimate reliably the future financial risk to our operations caused by these potential physical risks. The impact of severe weather conditions or natural disasters has included and may continue to include the disruption of our workforce; curtailment of services; weather-related damage to our facilities and equipment for which we are generally uninsured, including impacts from infrastructure challenges in the surrounding areas, resulting in suspension of operations; inability to deliver equipment, personnel and products to project sites in accordance with contract schedules; and loss of productivity. Our suppliers and subcontractors are also subject to severe weather and natural or environmental disasters that have in the past and could in the future affect their ability to deliver products or services or otherwise perform under their contracts. Furthermore, our customers’ operations have been and in the future may be materially and adversely affected by severe weather and seasonal weather conditions, resulting in reduced demand for our services. See Note 2 and “Other Impacts to Operations” in Item 7 for further discussion of the impacts of adverse weather conditions to our operations and the risk factor above titled “We could be exposed to potentially significant liability and costs due to limits on our insurance coverage and losses for which we do not have third-party insurance coverage.”

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

Activist shareholders continue to place increasing pressure on publicly-traded companies to effect changes to corporate governance practices, executive compensation practices or social and environmental practices, or to undertake certain corporate actions or reorganizations. Responding to challenges from activist shareholders, such as proxy contests, media campaigns or other public or private means, could be costly and time consuming and could have an adverse effect on our reputation and divert the attention and resources of management and our Board, which could have an adverse effect on our business and operating results. Additionally, shareholder activism could create uncertainty about our leadership or our future strategic direction, resulting in loss of future business opportunities, which could adversely affect our business, future operations, profitability and our ability to attract and retain qualified personnel. As of December 31, 2024, based on our review of public filings with the SEC, we believe over one-quarter of our stock is held by a combination of institutional investors, pooled investment funds and certain other investors with a history of shareholder activism. One such investor has a Schedule 13D on file with the SEC that reserves that investor’s rights to pursue corporate governance changes, board structure changes, changes to capitalization, potential business combinations or dispositions involving the Company or certain of our businesses, or suggestions for improving the Company’s financial and/or operational performance.

Our business is highly dependent on our ability to utilize the navigation canals adjacent to our facilities.

Our Houma Facilities are located on the Houma Navigation Canal approximately 30 miles from the GOA. The Houma Navigation Canal provides the shortest and least restrictive means of access from our facilities to open waters. These waterways are navigable waterways of the U.S. and, as such, are protected by federal law from unauthorized obstructions that would hinder water-borne traffic. Federal law also authorizes maintenance of these waterways by the U.S. Army Corps of Engineers. These waterways are dredged from time to time to maintain water depth and, while federal funding for dredging has historically been provided, there is no assurance that Congressional appropriations sufficient for adequate dredging and other maintenance of these waterways will be continued. If funding were not appropriated for that purpose, some or all of these waterways could become impassable by barges or other vessels required to transport many of our products.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cyber risk management program is integrated into our overall risk oversight program, which is designed to provide executive insight across the business to identify and monitor risks, opportunities and emerging trends that can impact our operations. Cybersecurity risks, including those that relate to the use of third-party service providers, are identified and assessed through such risk oversight program. We also maintain a cyber insurance policy to mitigate the costs associated with potential cyber-attacks.

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

Governance

Our cybersecurity risk management and strategy processes are led by our Manager – Corporate Information Technology. This individual is responsible for assessing and managing our material risks from cybersecurity threats and overseeing the prevention, detection, mitigation and remediation of cybersecurity incidents through the management of, and participation in, our cybersecurity risk management process described in “Risk Management and Strategy” above. He has over 28 years of work experience in various roles involving managing information and operational technology security, cybersecurity and operational technology risk management, developing cybersecurity strategy, implementing effective information technology and cybersecurity processes and procedures, and experience in managing regulatory compliance.

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

Item 3. Legal Proceedings

See Note 7 of our Financial Statements in Item 8 for discussion of our legal proceedings, including the resolution of our MPSV Litigation on October 4, 2023, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market, under the symbol “GIFI.” As of February 18, 2025, there were 48 registered holders of our common stock, which does not include beneficial holders (also known as “street holders”) whose shares are held by banks, brokers, and other financial institutions.

Dividends

The Company has not paid a dividend since 2017. The Board regularly considers options to return capital to shareholders. Any determination to declare or pay dividends will be made by the Board and will depend on various factors affecting the business at the time such decision is made, including the Company’s financial condition, results of operations, capital requirements, strategic opportunities, restrictive covenants and such other matters the Board may consider relevant at that time.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the fourth quarter 2024.

			Current Program (1)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 to 31, 2024	52,375	$5.49	52,375	$3,705
November 1 to 30, 2024	6,795	$5.51	6,795	$3,668
December 1 to 31, 2024	—	$—	—	$3,668
Total	59,170	$5.49	59,170

(1)
On December 1, 2023, our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. On October 31, 2024, our Board extended the Share Repurchase Program to December 31, 2025. The timing and amount of any share repurchases under the Share Repurchase Program is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 8 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement on Forward-Looking Information” for further discussion). This discussion should be read in conjunction with our Financial Statements and the related notes thereto. References to “Notes” relate to the Notes to our Financial Statements in Item 8. References to “nm” relate to percentage references that are not considered meaningful. Certain terms are defined in the “Glossary of Terms” beginning on page ii of this Report.

Overview

We are a leading fabricator of complex steel structures and modules and provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 and “Description of Operations” in Item 1 for further discussion of our reportable segments.

During 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion is anticipated to occur in March 2025 upon expiration of the last warranty period for the Ferry Projects. See Note 2 for further discussion of our Ferry Projects, Note 7 for further discussion of the resolution of our MPSV Litigation and Note 9 for further discussion of the wind down of our Shipyard Division operations.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated energy prices, which positively impacted certain of our end markets and operating results. While oil prices have somewhat stabilized, such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Other Impacts to Operations

Houma AHFS – During 2024, we sold certain excess real property (consisting of land and buildings) that was part of our Houma Facilities, resulting in a gain for our Fabrication Division. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023. See Note 3 for further discussion of the sale of our Houma AHFS.

MPSV Litigation – During 2023, we resolved our MPSV Litigation and entered into the Settlement Agreement and Note Agreement, resulting in a charge for our Shipyard Division. See Note 4 for further discussion of the Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Ferry Projects – During 2023, we experienced construction challenges and cost increases on our Ferry Projects for our Shipyard Division. See Note 2 for further discussion of our Ferry Projects.

Hurricane Ida – During 2023, we recorded a gain for our Fabrication Division related to the net impact of insurance recoveries and costs associated with previous damage to our Houma Facilities caused by Hurricane Ida during 2021. See Note 2 for further discussion of the impacts of Hurricane Ida.

Offshore Jackets Project – During 2022, we were awarded a large contract for the fabrication of offshore jackets for our Fabrication Division that was suspended by the customer in the first quarter 2023 and cancelled in the third quarter 2023.

Strategic Transformation

During 2020, we embarked on a strategy to address previous operational, market and economic challenges and position the Company to generate stable, profitable growth. Underpinning the first phase of our strategic transformation was a focus on the following initiatives:

•
Mitigate the impacts of COVID-19 on our operations and workforce;
•
Reduce our risk profile;
•
Preserve and improve our liquidity;
•
Improve our resource utilization and centralize key project resources;
•
Improve our competitiveness and project execution; and
•
Reduce our reliance on the offshore oil and gas construction sector and pursue new growth end markets.

With the significant progress achieved on these objectives, including the substantial completion of the wind down of our Shipyard Division operations, we have shifted our priorities to the current phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives, which encompass any ongoing initiatives associated with the first phase of our strategic transformation:

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
•
Continue to pursue opportunities in our traditional offshore fabrication markets; and
•
Reduce our reliance on the offshore oil and gas construction sector, pursue additional growth end markets and increase our time and materials (“T&M”) versus fixed price revenue mix, including:
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

Efforts to further improve our resource utilization – We are focused on maintaining and growing our small-scale fabrication business to provide more consistent utilization of our resources, while we selectively pursue large-scale fabrication opportunities that meet our risk and reward expectations. In addition, we have taken actions to improve our resource utilization through the rationalization and integration of our facilities and operations. During 2023, we commenced an effort to consolidate our fabrication operations within our Houma Facilities to reduce overhead costs, improve utilization and make our Houma AHFS available for sale. As a result of these efforts, during the first quarter 2024, we sold our Houma AHFS. See Notes 1 and 3 and “Other Impacts to Operations” above for further discussion of the sale of our Houma AHFS.

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

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. During 2022, we expanded our offshore services offering to include welding enclosures, which provide a safe environment for welding, cutting and burning without the need to shut down operations. Additionally, during the second quarter 2024, we expanded our offshore services offering to include cleaning and environmental services, which provides flushing and removal of hydrocarbon residue from process equipment and piping on offshore facilities prior to the performance of maintenance, repair or decommissioning. We are also pursuing opportunities to partner with original equipment manufacturers and other potential partners to provide critical services and value added solutions to our customers in the Gulf of America (“GOA”) and along the Gulf Coast.

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2022, we were awarded a large contract for the fabrication of offshore jackets; however, the project was suspended by the customer in the first quarter 2023 and cancelled in the third quarter 2023. During 2024 and 2023, we were awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. We expect subsea fabrication activity for 2025 to remain strong associated with anticipated subsea developments across the GOA, Guyana and Brazil.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – While we continue to pursue opportunities in our traditional offshore markets, we are pursuing initiatives to grow our business and diversify our revenue mix.

•
Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and previous record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may be impacted by ongoing uncertainty created by oil and gas price volatility and macroeconomic conditions. In the interim, we continue to strengthen our relationships with key customers and strategic partners to enhance our competitive position. See Note 1, “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on our Operations” above and “Risk Factors” in Item 1A for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions.
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
•
Fabricate structures that support public and private construction activities outside of energy end markets – We believe our expertise and capabilities for the fabrication of steel structures will enable us to successfully serve a wide range of construction markets. Examples of these opportunities include private construction for the fabrication of structures for data centers and semiconductor manufacturing sites and public construction related to the fabrication of structures to support infrastructure spending and the federal government, such as our contract to support the NASA Artemis Mobile Launcher 2 project.
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
•
Oil and gas prices and the level of volatility in such prices, including the impact of macroeconomic conditions and geopolitical conflicts;
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, green energy and offshore wind developments;
•
Our ability to secure new project awards through competitive bidding and/or alliance and partnering arrangements;
•
The timing of recognition of our backlog and new project awards as revenue;
•
The utilization of our facilities and resources resulting from the amount and timing of new project awards and their execution;
•
Our ability to execute projects within our cost estimates and successfully manage them through completion;
•
Consideration of organic and inorganic opportunities for growth, including, but not limited to, mergers, acquisitions, joint ventures, partnerships and other strategic arrangements, transactions and capital allocations; and
•
The operability and adequacy of our major equipment.

In addition, our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, and (iii) costs associated with investments in organic growth opportunities prior to generating sufficient revenue to fully recover such costs, if at all. See Note 1 and “Impacts of Oil and Gas Volatility and Macroeconomic Conditions on Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 and “Results of Operations” below for further discussion of our project impacts.

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at December 31, 2024, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension or decrease in scope. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for 2024 and 2023, are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Services	$86,920	$92,728
Fabrication	75,433	66,629
Shipyard	354	(528)
Eliminations	(905)	(1,110)
Total	$161,802	$157,719

Backlog by operating segment at December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024		2023
	Amount	Labor hours	Amount	Labor hours
Services	$52	1	$502	4
Fabrication	15,499	123	11,739	104
Shipyard	—	—	709	1
Total (1)	$15,551	124	$12,950	109

(1)
We expect all of our backlog at December 31, 2024, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized. See “Risk Factors” in Item 1A for further discussion of our backlog.

Critical Accounting Policies

Our Financial Statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. We also discuss the development and selection of our critical accounting policies with the Audit Committee of our Board. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

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

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, provisions of Topic 606 specify which goods and services are distinct and represent separate performance obligations (representing the unit of account in Topic 606) within a contract and which goods and services (which could include multiple contracts or agreements) should be aggregated. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue for performance obligations satisfied over time is recognized as the work progresses. Revenue for performance obligations that do not meet the criteria for over time recognition is recognized at a point-in-time when a performance obligation is complete and a customer has obtained control of a promised asset.

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of revenue recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

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

See Note 1 for further discussion of our revenue recognition policy and Note 2 for further discussion of projects with significant changes in estimated margins during 2024 and 2023 and further discussion of unapproved change orders, claims, incentives and liquidated damages for our projects.

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Notes 1 and 3 for further discussion of our annual goodwill impairment assessment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. See Note 1 for further discussion of our long-lived assets.

Income Taxes

Income taxes have been provided for using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted rates expected to be in effect during the year in which the differences are expected to reverse. Due to state income tax laws related to the apportionment of revenue for our projects, judgment is required to estimate the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future.

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. See Notes 1 and 5 for further discussion of our income taxes, DTAs and valuation allowance.

Allowance for Doubtful Accounts and Credit Losses

In the normal course of business, we extend credit to our customers on a short-term basis and contract receivables are generally not collateralized; however, we typically have the right to place liens on our projects in the event of nonpayment by our customers. We provide an allowance for credit losses and routinely review individual contract receivable balances and other financial assets for collectability and make provisions for probable uncollectible amounts as necessary. Among the factors considered in our review are the financial condition of our customer and its access to financing, underlying disputes with the customer, the age and value of the receivable balance, company-specific credit ratings, historical company-specific uncollectable amounts and economic conditions in general. See Notes 1 and 2 for further discussion of our allowance for doubtful accounts and credit losses.

Stock-Based Compensation

Awards under our stock-based compensation plans are calculated using a fair value-based measurement method. Depending on the terms of the award, we use the straight-line or graded vesting methods to recognize share-based compensation expense over the requisite service period of the award. We recognize the excess tax benefit or tax deficiency resulting from the difference between the deduction we receive for tax purposes and the stock-based compensation expense we recognize for financial reporting purposes created when common stock vests, as an income tax benefit or expense on our Statement of Operations. Tax payments made on behalf of employees to taxing authorities in order to satisfy employee income tax withholding obligations from the vesting of shares under our stock-based compensation plans are classified as a financing activity on our Statement of Cash Flows. See Notes 1 and 6 for further discussion of our stock-based and other compensation plans.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During 2024 and 2023, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were outweighed by coverage limitations and high premiums and deductibles. Accordingly, we are generally uninsured for exposures resulting from any future damage to our property and equipment.

To the extent we have insurance coverage, we do not have an offset right for liabilities in excess of any deductibles and retentions. Accordingly, we have recorded a liability for estimated amounts in excess of our deductibles and retentions, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. Further, to the extent we are uninsured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change. See Note 7 for further discussion of our insurance coverages.

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

See Note 1 for further discussion of our fair value measurements.

Results of Operations – Comparison of 2024 and 2023 (in thousands, except for percentages)

Consolidated

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$161,802	$157,719	$4,083

Revenue	$159,199	$151,067	$8,132
Cost of revenue	136,946	162,968	26,022
Gross profit (loss)	22,253	(11,901)	34,154
Gross profit (loss) percentage	14.0%	(7.9)%
General and administrative expense	13,521	16,278	2,757
Other (income) expense, net	(3,547)	(2,296)	1,251
Operating income (loss)	12,279	(25,883)	38,162
Interest (expense) income, net	2,411	1,440	971
Income (loss) before income taxes	14,690	(24,443)	39,133
Income tax (expense) benefit	51	41	10
Net income (loss)	$14,741	$(24,402)	$39,143

New project awards – New project awards for 2024 and 2023 were $161.8 million and $157.7 million, respectively, and were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2024 and 2023 was $159.2 million and $151.1 million, respectively, representing an increase of 5.4%. The increase was primarily due to:

•
Higher revenue for our Shipyard Division (an increase of $31.5 million), primarily attributable to negative revenue for the 2023 period due to the reversal of $32.5 million of previously recognized revenue resulting from the resolution of our previous MPSV Litigation, offset partially by,
•
Lower revenue for our Fabrication Division (a decrease of $17.4 million), primarily attributable to:
−
No revenue for our offshore jackets project that was canceled in the third quarter 2023, offset partially by,
−
Higher small-scale fabrication activity, and
•
Lower revenue for our Services Division (a decrease of $6.2 million), primarily attributable to lower offshore services work.

See Note 7 for further discussion of the resolution of our MPSV Litigation.

Gross profit (loss) – Gross profit for 2024 was $22.3 million (14.0% of revenue) and gross loss for 2023 was $11.9 million (7.9% of revenue). Gross profit for 2024 relative to gross loss for 2023 was primarily due to:

•
Charges of $32.5 million for 2023 due to the aforementioned reversal of revenue resulting from the resolution of our previous MPSV Litigation for our Shipyard Division,
•
Project charges of $2.7 million for 2023 on our Ferry Projects for our Shipyard Division,
•
Project improvements of $1.1 million for 2024 on our Ferry Projects for our Shipyard Division,
•
A higher margin project mix for our Fabrication Division, and
•
Lower overhead costs for our Fabrication Division, offset partially by,
•
Lower revenue for our Fabrication Division and Services Division, and
•
A lower margin project mix for our Services Division.

See Note 2 and “Operating Segments” below for further discussion of the project impacts for our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2024 and 2023 was $13.5 million and $16.3 million, respectively, representing a decrease of 16.9%. The decrease was primarily due to:

•
The elimination of legal and advisory fees associated with our previous MPSV Litigation (which totaled $3.2 million for 2023) for our Shipyard Division, offset partially by,
•
Higher incentive plan costs for our Corporate Division,
•
Higher costs associated with initiatives to diversify and enhance our business for our Corporate Division, and
•
The timing of certain costs for all our divisions.

See Note 7 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.5 million and $2.3 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other income for 2024 was primarily due to:

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

See Note 2 for further discussion of the impacts of Hurricane Ida, Note 3 for further discussion of the sale of our Houma AHFS and Note 7 for further discussion of the resolution of our MPSV Litigation.

Interest (expense) income, net – Interest (expense) income, net for 2024 and 2023 was income of $2.4 million and $1.4 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on the unused portion of our LC Facility. The 2024 period also includes interest incurred on our long-term debt and the 2023 period includes interest incurred on our previous Insurance Finance Arrangements. The increase in income for 2024 relative to 2023 was primarily due to higher interest earned on our cash and short-term investment balances and the elimination of interest on our previous Insurance Finance Arrangements for the 2024 period, offset partially by interest incurred on our long-term debt for the 2024 period. See Note 4 for further discussion of our LC Facility, Insurance Finance Arrangements and long-term debt.

Income tax (expense) benefit – Income tax (expense) benefit for 2024 and 2023 represents state income taxes. No federal income tax expense was recorded for our income for 2024 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets, and no federal income tax benefit was recorded for our loss for 2023 as a full valuation allowance was recorded against our net deferred tax assets generated during the period. See Note 5 for further discussion of our income taxes.

Operating Segments

Services Division

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$86,920	$92,728	$(5,808)

Revenue	$87,370	$93,548	$(6,178)
Cost of revenue	77,169	79,765	2,596
Gross profit	10,201	13,783	(3,582)
Gross profit percentage	11.7%	14.7%
General and administrative expense	2,759	2,902	143
Other (income) expense, net	106	(48)	(154)
Operating income	$7,336	$10,929	$(3,593)

New project awards – New project awards for 2024 and 2023 were $86.9 million and $92.7 million, respectively, and were primarily related to offshore services work, including new project awards associated with our welding enclosures business line.

Revenue – Revenue for 2024 and 2023 was $87.4 million and $93.5 million, respectively, representing a decrease of 6.6%. The decrease was primarily due to lower offshore services work, including lower revenue associated with our welding enclosures business line.

Gross profit – Gross profit for 2024 and 2023 was $10.2 million (11.7% of revenue) and $13.8 million (14.7% of revenue), respectively. The decrease in gross profit for 2024 relative to 2023 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
Costs incurred associated with our cleaning and environmental services business line (commenced in the second quarter 2024) with minimal associated revenue.

General and administrative expense – General and administrative expense for 2024 and 2023 was $2.8 million and $2.9 million, respectively, representing a decrease of 4.9%. The decrease was primarily due to cost savings and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 was expense of $0.1 million.

Fabrication Division

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$75,433	$66,629	$8,804

Revenue	$71,673	$89,046	$(17,373)
Cost of revenue	61,211	78,868	17,657
Gross profit	10,462	10,178	284
Gross profit percentage	14.6%	11.4%
General and administrative expense	2,008	1,885	(123)
Other (income) expense, net	(3,429)	(2,265)	1,164
Operating income	$11,883	$10,558	$1,325

New project awards – New project awards for 2024 and 2023 were $75.4 million and $66.6 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2024 and 2023 was $71.7 million and $89.0 million, respectively, representing a decrease of 19.5%. The decrease was primarily due to:

•
No revenue for our offshore jackets project that was canceled in the third quarter 2023, offset partially by,
•
Higher small-scale fabrication activity.

Gross profit – Gross profit for 2024 and 2023 was $10.5 million (14.6% of revenue) and $10.2 million (11.4% of revenue), respectfully. The increase in gross profit for 2024 relative to 2023 was primarily due to:

•
A higher margin project mix associated with our small-scale fabrication work, and
•
Lower overhead costs, including lower property and equipment insurance costs, offset partially by,
•
Lower revenue.

The 2024 period experienced improved utilization of our facilities and resources associated with higher small-scale fabrication activity; however, this benefit was fully offset compared to 2023 by the impact of lower utilization of our facilities and resources resulting from the cancellation of our offshore jackets project in the third quarter 2023. See Note 7 for further discussion of our property and equipment insurance coverages.

General and administrative expense – General and administrative expense for 2024 and 2023 was $2.0 million and $1.9 million, respectively, representing an increase of 6.5%. The increase was primarily due to higher business development costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $3.4 million and $2.3 million, respectively. Other income for 2024 was primarily due to:

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
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facilities.

See Note 2 for further discussion of the impacts of Hurricane Ida and Note 3 for further discussion of the sale of our Houma AHFS.

Shipyard Division

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards	$354	$(528)	$882

Revenue	$1,061	$(30,417)	$31,478
Cost of revenue	(529)	5,445	5,974
Gross profit (loss)	1,590	(35,862)	37,452
Gross profit (loss) percentage	nm	nm
General and administrative expense	—	3,205	3,205
Other (income) expense, net	85	307	222
Operating income (loss)	$1,505	$(39,374)	$40,879

New project awards – New project awards for 2024 and 2023 were $0.4 million and negative $0.5 million, respectively. New project awards for 2024 were primarily related to change orders for our seventy-vehicle ferry project and the negative new project awards for 2023 were primarily related to liquidated damages for our Ferry Projects.

Revenue – Revenue for 2024 and 2023 was $1.1 million and negative $30.4 million, respectively. The negative revenue for 2023 was primarily due to the reversal of $32.5 million of previously recognized revenue resulting from the resolution of our MPSV Litigation. The reversal was due to:

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

Gross profit (loss) – Gross profit for 2024 was $1.6 million and gross loss for 2023 was $35.9 million. Gross profit for 2024 was primarily due to project improvements of $1.1 million related to cost decreases on our Ferry Projects (including the favorable resolution of a vendor claim that resulted in negative cost of revenue). Gross loss for 2023 was primarily due to:

•
A charge of $32.5 million related to the aforementioned reversal of revenue resulting from the resolution of our previous MPSV Litigation,
•
Project charges of $2.7 million related to forecast cost increases and liquidated damages on our Ferry Projects,
•
Holding costs of $0.9 million related to the two MPSVs that were previously in our possession and were subject to our previous MPSV Litigation, and
•
The partial under-utilization of our resources due to low work hours for our Ferry Projects.

See Note 2 for further discussion of the project impacts for our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

General and administrative expense – General and administrative expense for 2023 was $3.2 million and was related to legal and advisory fees associated with our previous MPSV Litigation. See Note 7 for further discussion of the resolution of our MPSV Litigation.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was expense of $0.1 million and $0.3 million, respectively. Other expense for 2023 was primarily due to:

•
Charges of $0.5 million associated with damage previously caused by Hurricane Ida to bulkheads and the MPSVs that were previously in our possession and subject to our previous MPSV Litigation, offset partially by,
•
Miscellaneous income items.

See Note 2 for further discussion of the impacts of Hurricane Ida and Note 7 for further discussion of the resolution of our MPSV Litigation.

Corporate Division

	Years Ended December 31,		Favorable (Unfavorable)
	2024	2023	Change
New project awards (eliminations)	$(905)	$(1,110)	$205

Revenue (eliminations)	$(905)	$(1,110)	$205
Cost of revenue	(905)	(1,110)	(205)
Gross profit	—	—	—
General and administrative expense	8,754	8,286	(468)
Other (income) expense, net	(309)	(290)	19
Operating loss	$(8,445)	$(7,996)	$(449)

General and administrative expense – General and administrative expense for 2024 and 2023 was $8.8 million and $8.3 million, respectively, representing an increase of 5.6%. The increase was primarily due to:

•
Higher incentive plan costs,
•
Higher costs associated with initiatives to diversify and enhance our business, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 and 2023 was income of $0.3 million and $0.3 million, respectively.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At December 31, 2024, our cash, cash equivalents, short-term investments and restricted cash totaled $67.3 million, as follows (in thousands):

December 31, 2024
Cash and cash equivalents	$27,284
Short-term investments (1)	38,784
Available cash, cash equivalents and short-term investments	66,068
Restricted cash	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$67,265

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

At December 31, 2024, our working capital was $84.0 million and included $67.3 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at December 31, 2024 was $17.9 million, and consisted of net contract assets and contract liabilities of $7.3 million; contract receivables and retainage of $22.5 million; prepaid expenses, inventory and other current assets of $7.0 million; and accounts payable, accrued expenses and other current liabilities of $19.0 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at December 31, 2024 and 2023, and changes in such amounts during 2024, were as follows (in thousands):

	December 31,
	2024	2023	Change (3)
Contract assets	$8,611	$2,739	$(5,872)
Contract liabilities (1)	(1,278)	(5,470)	(4,192)
Contracts in progress, net (2)	7,333	(2,731)	(10,064)
Contract receivables and retainage, net	22,487	36,298	13,811
Prepaid expenses, inventory and other current assets	7,046	9,066	2,020
Accounts payable, accrued expenses and other liabilities	(18,981)	(23,302)	(4,321)
Total	$17,885	$19,331	$1,446

(1)
Contract liabilities at December 31, 2023, includes accrued contract losses of $0.4 million, primarily related to our Ferry Projects.
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

Cash Flow Activity (in thousands)

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$18,248	$7,197
Net cash used in investing activities	$(25,956)	$(503)
Net cash used in financing activities	$(3,462)	$(1,867)

Operating Activities – Cash provided by operating activities for 2024 and 2023 was $18.2 million and $7.2 million, respectively, and was primarily due to the net impacts of the following:

2024 Activity

•
Net income adjusted for depreciation and amortization of $4.9 million, gains on the sales of our Houma AHFS and fixed assets of $3.9 million and stock-based compensation expense of $1.8 million;
•
Decrease in contract receivables and retainage of $13.8 million related to the timing of billings and collections on projects, primarily due to lower receivable positions on various projects for our Services Division;
•
Increase in contract assets of $5.9 million related to the timing of billings on projects, primarily due to higher unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $4.2 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $1.7 million, primarily due to prepaid expenses and the associated timing of certain prepayments and the collection of insurance receivables associated with Hurricane Ida. See Note 2 for further discussion of the Hurricane Ida insurance receivables;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $4.0 million related to the timing of payments, primarily due to lower accounts payable positions on various projects for our Services Division and Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.7 million.

2023 Activity

•
Net loss adjusted for depreciation and amortization of $5.5 million, a gain from net changes in allowance for doubtful accounts and credit losses of $0.4 million, gains on insurance recoveries of $0.6 million and stock-based compensation expense of $2.0 million;
•
Increase in contract receivables and retainage of $7.1 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on various projects for our Fabrication Division and Services Division, offset partially by a lower receivable position on our seventy-vehicle ferry project for our Shipyard Division;
•
Decrease in contract assets of $2.1 million related to the timing of billings on projects, primarily due to lower unbilled positions on our forty-vehicle ferry projects for our Shipyard Division;
•
Decrease in contract liabilities of $2.7 million, primarily due to lower advance billings on our cancelled offshore jackets project for our Fabrication Division and accrued contract losses on our forty-vehicle ferry projects for our Shipyard Division, offset partially by higher advance billings on various other projects for our Fabrication Division;
•
Increase in prepaid expenses, inventory and other assets of $0.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments;
•
Increase in accounts payable, accrued expenses and other current liabilities of $1.2 million related to the timing of payments, primarily due higher accounts payable positions on various projects for our Fabrication Division and higher accrued expenses, offset partially by lower accounts payable positions on our forty-vehicle ferry projects for our Shipyard Division; and
•
Change in noncurrent assets and liabilities, net of $31.8 million, primarily due to the write-off of a $12.5 million noncurrent net contract asset, and recording of a $20.0 million liability, associated with the resolution of our previous MPSV Litigation. The liability was replaced with the Note Agreement in the fourth quarter 2023. See Note 4 for further discussion of the Note Agreement and Note 7 for further discussion of the resolution of our MPSV Litigation.

Investing Activities – Cash used in investing activities for 2024 and 2023 was $26.0 million and $0.5 million, respectively. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $30.6 million and capital expenditures of $5.3 million, offset partially by proceeds from the sales of our Houma AHFS and fixed assets of $9.6 million and recoveries from insurance claims of $0.3 million. Cash used in investing activities for 2023 was primarily due to capital expenditures of $2.9 million, offset partially by proceeds from the sale of fixed assets of $0.5 million, recoveries from insurance claims of $0.2 million and net maturities of short-term investments of $1.7 million. See Note 2 for further discussion of our insurance claims associated with Hurricane Ida and Note 3 for further discussion of the sale of our Houma AHFS.

Financing Activities – Cash used in financing activities for 2024 and 2023 was $3.5 million and $1.9 million, respectively. Cash used in financing activities for 2024 was primarily due to principal payments of $1.1 million on our Note Agreement, the repurchase of $1.2 million of our common stock under our Share Repurchase Program and tax payments of $1.2 million made on behalf of employees from vested stock withholdings. Cash used in financing activities for 2023 was primarily due to payments on our previous Insurance Finance Arrangements of $1.3 million, the repurchase of $0.1 million of our common stock under our Share Repurchase Program and tax payments of $0.5 million made on behalf of employees from vested stock withholdings. See Note 4 for further discussion of our Note Agreement and Insurance Finance Arrangements and Note 8 for further discussion of our Share Repurchase Program.

Credit Facilities

See Note 4 for discussion of our LC Facility, Surety Bonds, Note Agreement, Mortgage Agreement and Insurance Finance Arrangements.

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

Liquidity Outlook

We have made significant progress in our efforts to preserve and improve our liquidity, including cost reductions, the sale of under-utilized assets and facilities, improved project cash flow management, and the completion of the Shipyard Transaction and wind down of our Shipyard Division operations. The primary uses of our liquidity for 2025 and the foreseeable future are to fund:

•
Costs associated with the partial under-utilization of our facilities and resources for our Fabrication Division until we secure and begin to execute sufficient backlog to achieve full utilization levels;
•
Capital expenditures, including expenditures to maintain, upgrade and replace aged equipment;
•
Working capital requirements for our projects, including the unwind of advance payments on projects;
•
Interest and principal payments on our Note Agreement (see Note 4 for further discussion of our Note Agreement);
•
Corporate administrative expenses (including the continued under-utilization of personnel as we evaluate our resource requirements to support our future operations);
•
Organic and inorganic opportunities for growth, including any mergers, acquisitions, joint ventures and other strategic transactions that may be considered by us from time to time; and
•
Share repurchases under our Share Repurchase Program (see Note 8 for further discussion of our Share Repurchase Program).

We anticipate capital expenditures of $2.0 million to $3.0 million for 2025. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at December 31, 2024, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy our debt service obligations or other funding requirements, for 2025 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2025 and 2026, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Change of Control Agreements

On March 3, 2025, the Board approved an amendment and restatement of the change of control agreements with our Chief Executive Officer and Chief Financial Officer. These amended and restated agreements: (i) revise the “good reason” definition, (ii) include a definition for “target bonus,” and (iii) include equity award acceleration in the payments and benefits due in connection with a qualifying termination following a change of control to address an inconsistency with the officers’ equity award agreements. The foregoing description of the amended and restated agreements does not purport to be complete and is qualified in its entirety by the full text of the such agreements, which are filed as Exhibit 10.10 and Exhibit 10.9 to this Report and are incorporated herein by reference.

Insider Trading Arrangements

During the fourth quarter 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Ethics (the “Code of Ethics”) for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions, and a Code of Business Conduct and Ethics, which applies to all employees and directors, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions. These codes are available to the public on our Internet website at www.gulfisland.com. Any substantive amendments to the Code of Ethics or any waivers granted under the Code of Ethics will be disclosed within four business days of such event on our website. Such information will remain available on our website for at least twelve months.

Further, the information required by this item relating to our insider trading policies and procedures is incorporated by reference to the relevant disclosure that will be included in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders. A copy of our insider trading policy is filed as Exhibit 19 to this Report.

The remaining information required by this item will be found in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be found in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2024, regarding our incentive compensation plans under which common stock may be issued to employees and non-employees as compensation.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (2)
Equity compensation plans approved by security holders	581,191	N/A	1,026,463
Equity compensation plans not approved by security holders	—		—
Total	581,191		1,026,463

(1)
Represents shares issuable upon vesting of outstanding RSUs. These awards are not reflected in column (b) as they do not have an exercise price.
(2)
Reflects shares remaining available for issuance to our employees and non-employees under our amended and restated 2015 stock incentive plan as approved by our shareholders in May 2023, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock, RSUs or “other stock-based awards.”

The remaining information required by this item will be found in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be found in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be found in our definitive proxy statement prepared in connection with our 2025 annual meeting of shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Gulf Island Fabrication, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gulf Island Fabrication, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Houston, Texas
March 4, 2025

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$27,284	$38,176
Restricted cash	1,197	1,475
Short-term investments	38,784	8,233
Contract receivables and retainage, net	22,487	36,298
Contract assets	8,611	2,739
Prepaid expenses and other assets	5,139	6,994
Inventory	1,907	2,072
Assets held for sale	—	5,640
Total current assets	105,409	101,627
Property, plant and equipment, net	24,051	23,145
Goodwill	2,217	2,217
Other intangibles, net	557	700
Other noncurrent assets	982	739
Total assets	$133,216	$128,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,801	$8,466
Contract liabilities	1,278	5,470
Accrued expenses and other liabilities	13,180	14,836
Long-term debt, current	1,117	1,075
Total current liabilities	21,376	29,847
Long-term debt, noncurrent	17,888	18,925
Other noncurrent liabilities	850	685
Total liabilities	40,114	49,457
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,346 issued and outstanding at December 31, 2024 and 16,258 at December 31, 2023	11,669	11,729
Additional paid-in capital	108,065	108,615
Accumulated deficit	(26,632)	(41,373)
Total shareholders’ equity	93,102	78,971
Total liabilities and shareholders’ equity	$133,216	$128,428

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Revenue	$159,199	$151,067
Cost of revenue	136,946	162,968
Gross profit (loss)	22,253	(11,901)
General and administrative expense	13,521	16,278
Other (income) expense, net	(3,547)	(2,296)
Operating income (loss)	12,279	(25,883)
Interest (expense) income, net	2,411	1,440
Net income (loss) before income taxes	14,690	(24,443)
Income tax (expense) benefit	51	41
Net income (loss)	$14,741	$(24,402)

Per share data:
Basic income (loss) per share	$0.90	$(1.51)
Diluted income (loss) per share	$0.88	$(1.51)

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	15,973	$11,591	$107,372	$(16,339)	$102,624
Adoption of ASU 2016-13	—	—	—	(632)	(632)
Balance at January 1, 2023	15,973	11,591	107,372	(16,971)	101,992
Net loss	—	—	—	(24,402)	(24,402)
Vesting of restricted stock	315	(48)	(434)	—	(482)
Stock-based compensation expense	—	199	1,792	—	1,991
Repurchases of common stock	(30)	(13)	(115)	—	(128)
Balance at December 31, 2023	16,258	11,729	108,615	(41,373)	78,971
Net income	—	—	—	14,741	14,741
Vesting of restricted stock	319	(118)	(1,065)	—	(1,183)
Stock-based compensation expense	—	178	1,599	—	1,777
Repurchases of common stock	(231)	(120)	(1,084)	—	(1,204)
Balance at December 31, 2024	16,346	$11,669	$108,065	$(26,632)	$93,102

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$14,741	$(24,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,865	5,466
Change in allowance for doubtful accounts and credit losses	(28)	(410)
(Gain) loss on sale or disposal of assets held for sale and fixed assets, net	(3,907)	27
Gain on insurance recoveries	—	(571)
Stock-based compensation expense	1,777	1,991
Changes in operating assets and liabilities:
Contract receivables and retainage, net	13,839	(7,093)
Contract assets	(5,872)	2,100
Prepaid expenses, inventory and other current assets	1,694	(133)
Accounts payable	(2,608)	(9)
Contract liabilities	(4,192)	(2,726)
Accrued expenses and other current liabilities	(1,385)	1,206
Noncurrent assets and liabilities, net	(676)	31,751
Net cash provided by operating activities	18,248	7,197
Cash flows from investing activities:
Capital expenditures	(5,344)	(2,876)
Proceeds from sale of property and equipment	9,614	456
Recoveries from insurance claims	326	245
Purchases of short-term investments	(100,982)	(39,028)
Maturities of short-term investments	70,430	40,700
Net cash used in investing activities	(25,956)	(503)
Cash flows from financing activities:
Principal payments on long-term debt	(1,075)	—
Payments on insurance finance arrangements	—	(1,257)
Tax payments for vested stock withholdings	(1,183)	(482)
Repurchases of common stock	(1,204)	(128)
Net cash used in financing activities	(3,462)	(1,867)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,170)	4,827
Cash, cash equivalents and restricted cash, beginning of period	39,651	34,824
Cash, cash equivalents and restricted cash, end of period	$28,481	$39,651
Supplemental cash flow information:
Interest paid	$635	$49
Income taxes paid (refunds received), net	$—	$—
Accounts payable excluded from capital expenditures	$326	$383
Reclassification of property, plant and equipment to assets held for sale	$—	$5,640

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 9 for further discussion of our reportable segments.

During 2021, we sold our Shipyard Division operating assets and certain construction contracts (“Shipyard Transaction”). The Shipyard Transaction excluded the contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”) that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion is anticipated to occur in March 2025 upon expiration of the last warranty period for the Ferry Projects. See Note 2 for further discussion of our Ferry Projects, Note 7 for further discussion of the resolution of our MPSV Litigation and Note 9 for further discussion of the wind down of our Shipyard Division operations.

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
•
liabilities related to uninsured losses and deductibles and retentions for insurance coverages; and
•
the impacts of volatile oil and gas prices and macroeconomic conditions on our business, estimates and judgments as discussed further below.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ materially from those included in the Financial Statements.

Oil and Gas Price Volatility and Macroeconomic Conditions – For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated energy prices, which positively impacted certain of our end markets and operating results. While oil prices have somewhat stabilized, such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Restricted Cash – At December 31, 2024 and 2023, we had $1.2 million and $1.5 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current or noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 4 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At December 31, 2024 and 2023, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during 2024.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Topic 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, provisions of Topic 606 specify which goods and services are distinct and represent separate performance obligations (representing the unit of account in Topic 606) within a contract and which goods and services (which could include multiple contracts or agreements) should be aggregated. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Revenue for performance obligations satisfied over time is recognized as the work progresses. Revenue for performance obligations that do not meet the criteria for over time recognition is recognized at a point-in-time when a performance obligation is complete and a customer has obtained control of a promised asset.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of revenue recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during 2024 and 2023.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At December 31, 2024 and 2023, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other (income) expense, net for our Fabrication Division for 2024 included a gain of $2.9 million related to the sale of assets held for sale and gains of $1.1 million related to the sales of excess equipment, and for 2023, included gains of $1.5 million related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. See Note 2 for further discussion of the impacts of Hurricane Ida and Note 3 for further discussion of our assets held for sale.

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

New Accounting Standards

Financial Instruments – In the first quarter 2023, we adopted ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way we evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, short-term investments, loans and other instruments, we are required to use a new forward-looking “expected loss” model to evaluate impairment, which includes considering a broader range of information to estimate expected credit losses and may potentially result in earlier recognition of allowances for losses. The new accounting standard was adopted using the cumulative-effect transition method with a cumulative-effect adjustment recorded to accumulated deficit on January 1, 2023. Upon adoption, we recorded a $0.6 million increase to beginning accumulated deficit on our Balance Sheet. Adoption of the new standard did not have a material effect on our Financial Statements or related disclosures. See Note 2 for further discussion of our credit losses.

Business Combinations – In the first quarter 2023, we adopted ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which changes the way we measure contract assets and contract liabilities from contracts with customers acquired in a business combination and creates an exception to the general recognition and measurement principle of ASC 805. Adoption of the new standard did not have a material effect on our Financial Statements or related disclosures.

Segment Reporting – In the fourth quarter 2024, we adopted ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires us to disclose, on an interim and annual basis, additional information about our significant segment expenses. The new standard did not have an effect on our Financial Statements; however, it did result in changes to our segment disclosures for all periods presented as the standard was applied using the retrospective transition method. See Note 9 for the segment disclosures required by the new standard.

Income Taxes – In the fourth quarter 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhanced disclosures related to our rate reconciliation and income taxes paid information. The new standard will be effective for us in the fourth quarter 2025. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard may be applied using either the prospective or retrospective transition method. We are assessing the effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

Income Statement Reporting – In the fourth quarter 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires additional disclosure of the nature of expenses included in our Statement of Operations as well as disclosures about specific types of expenses included in the expense captions presented in our Statement of Operations. The new standard will be effective for us in the fourth quarter 2027. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. The new standard may be applied using either the prospective or retrospective transition method. We are assessing the effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for 2024 and 2023 (in thousands):

	Year ended December 31, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$937	$51,313	$1,061	$(6)	$53,305
T&M and cost-reimbursable	83,542	20,360	—	—	103,902
Other	2,891	—	—	(899)	1,992
Total	$87,370	$71,673	$1,061	$(905)	$159,199

Long-term	$937	$67,240	$1,061	$(6)	$69,232
Short-term	86,433	4,433	—	(899)	89,967
Total	$87,370	$71,673	$1,061	$(905)	$159,199

	Year ended December 31, 2023
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$1,618	$51,015	$(30,417)	$(33)	$22,183
T&M and cost-reimbursable	87,914	38,031	—	—	125,945
Other	4,016	—	—	(1,077)	2,939
Total	$93,548	$89,046	$(30,417)	$(1,110)	$151,067

Long-term	$1,618	$82,535	$(30,417)	$(33)	$53,703
Short-term	91,930	6,511	—	(1,077)	97,364
Total	$93,548	$89,046	$(30,417)	$(1,110)	$151,067

Future Performance Obligations

The following table summarizes remaining performance obligations for each of our operating segments, disaggregated by contract type, at December 31, 2024 (in thousands):

	December 31, 2024
	Services	Fabrication	Shipyard	Total
Fixed-price and unit-rate	$52	$5,450	$—	$5,502
T&M and cost-reimbursable	—	10,049	—	10,049
Total (1)	$52	$15,499	$—	$15,551

(1)
We expect all of our performance obligations at December 31, 2024, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at December 31, 2024 and 2023, is as follows (in thousands):

	December 31,
	2024	2023
Costs incurred to date	$49,003	$117,274
Estimated profit (loss) incurred to date	7,942	(12,735)
Sub-total	56,945	104,539
Billings to date	(49,612)	(107,270)
Total	$7,333	$(2,731)

The above amounts are included within the following captions on our Balance Sheet at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Contract assets (1), (2)	$8,611	$2,739
Contract liabilities (3), (4), (5)	(1,278)	(5,470)
Total	$7,333	$(2,731)

(1)
The increase in contract assets from December 31, 2023 to December 31, 2024, was primarily due to higher unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at December 31, 2024 and 2023, excluded $4.6 million and $6.0 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2023 to December 31, 2024, was primarily due to lower unbilled positions on various projects for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2023 to December 31, 2024, was primarily due to lower advance billings on various projects for our Fabrication Division.
(4)
Revenue recognized during 2024 and 2023, related to amounts included in our contract liabilities balance at December 31, 2023 and 2022, was $4.9 million and $6.6 million, respectively.
(5)
Contract liabilities at December 31, 2023, included accrued contract losses of $0.4 million, primarily related to projects for our Shipyard Division.

Significant Customers

The following table summarizes revenue for customers that accounted for 10% or more of our consolidated revenue for 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Customer A	$63,633	$70,497
Customer B	18,036	*
Customer C	*	26,956
Customer D (1)	*	16,498
Customer E (1)	*	15,481

(*) The customer revenue was less than 10% of consolidated revenue for the year.

(1)
For 2023, these customers accounted for 10% or more of our consolidated revenue due to lower revenue for the period associated with a charge of $32.5 million for our Shipyard Division, resulting from the resolution of our previous MPSV Litigation. See “Changes in Project Estimates” below and Note 7 for further discussion of the resolution of our MPSV Litigation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. Revisions to our allowance for doubtful accounts and credit losses for 2024 were not significant, and for 2023, we recognized income of $0.4 million. Our allowance for doubtful accounts and credit losses at December 31, 2024 and 2023, was $0.2 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during 2024 or 2023. See Note 1 for further discussion of our adoption of ASU 2016-13.

Variable Consideration

For 2024 and 2023, we had no material amounts in revenue related to unapproved change orders, claims or incentives, other than amounts for 2023 related to the resolution of our MPSV Litigation discussed further below. However, at December 31, 2023, certain projects for our Shipyard Division reflected a reduction to our estimated contract price for liquidated damages of $1.4 million.

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

Changes in Estimates for 2024 – During 2024, significant changes in estimated margins on projects positively impacted operating results for our Shipyard Division by $1.1 million. The status of our Shipyard Division projects at December 31, 2024, which have previously experienced material changes in estimates, including the changes in estimates for 2024, is as follows:

•
Seventy-Vehicle Ferry Project – As of December 31, 2023, we had completed, delivered and received final customer acceptance of our seventy-vehicle ferry, and the warranty period for the vessel expired in the third quarter 2024. During 2024, our operating results were positively impacted by $1.1 million from changes in estimates on the project, associated primarily with reduced materials and subcontracted services costs and reductions in contingency. The impacts were primarily due to the favorable resolution of a vendor claim and less than forecasted warranty costs.
•
Forty-Vehicle Ferry Projects – As of December 31, 2023, we had completed, delivered and received final customer acceptance of the first of two forty-vehicle ferries, and had substantially completed and delivered our second forty-vehicle ferry. During the first quarter 2024, we received final customer acceptance of the second ferry. The warranty period for the first vessel expired in the second quarter 2024 and the warranty period for the second vessel expires in March 2025.

As a result of customer design deficiencies, prior to 2024, we experienced rework, construction and commissioning challenges on the two ferries, resulting in previous cost increases and liquidated damages, and the previous need to fabricate a new hull for one of the vessels. Accordingly, during 2021, we submitted claims to our customer to recover the cost impacts of the design deficiencies. In accordance with contract requirements and North Carolina state law, in July 2024, we submitted our finalized claim to the customer for these cost and schedule impacts. In October 2024, the customer denied our claim, which cleared the way for us to litigate our claim. Accordingly, we have filed a lawsuit in North Carolina state court to have our claim decided before a judge, and that case is pending in Superior Court for Wake County, bearing docket number 24CV022792-910. In December 2024, the customer responded to our claim denying liability and asserting a counterclaim in an unspecified amount relating to alleged defective workmanship in our construction of the ferries. The warranty claims asserted by the customer during the warranty periods for the vessels were not material and we are not aware of any other material claims regarding alleged defective workmanship for either vessel. At December 31, 2024, no amounts have been included in revenue related to potential recoveries from our claim and we can provide no assurances that we will be successful with our claim or recover any previously incurred costs.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Changes in Estimates for 2023 – During 2023, we recorded a charge of $32.5 million for our Shipyard Division, reflected as a reduction to revenue, resulting from the resolution of our previous MPSV Litigation. See Note 7 for further discussion of the resolution of our MPSV Litigation.

In addition, during 2023, significant changes in estimated margins on projects negatively impacted operating results for our Shipyard Division by $2.7 million, as follows:

•
Seventy-Vehicle Ferry Project – During 2023, our operating results were negatively impacted by $1.3 million from changes in estimates on our seventy-vehicle ferry project, associated primarily with increased materials and subcontracted services costs, duration related costs due to extensions of schedule and net reductions to contract price. The cost impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays. The contract price impacts were primarily due to a price reduction resulting from the required replacement of the vessel’s propeller blades (discussed further below), offset partially by price increases due to favorable resolution of customer change orders and the customer’s agreement to forego a portion of previously forecasted liquidated damages.

In connection with the delivery and commissioning of the vessel during 2023, corrosion on the propeller blades was identified and the customer determined that replacement of the propeller blades would be required. The customer agreed to directly procure the new propeller blades and take responsibility for future installation of the blades once received. Further, the customer agreed to bear a portion of the cost of the new propeller blades, with the remainder borne by us through the aforementioned contract price reduction.

•
Forty-Vehicle Ferry Projects – During 2023, our operating results were negatively impacted by $1.4 million from changes in estimates on our forty-vehicle ferry projects, associated primarily with warranty costs, increased materials and subcontracted services costs, and duration related costs due to extensions of schedule, including forecast liquidated damages. The impacts were primarily due to delays in the receipt of certain equipment that required replacement and subcontractor delays.

Other Operating and Project Matters

During 2021, our operations were impacted by Hurricane Ida, which made landfall near Houma, Louisiana as a high-end Category 4 hurricane, causing debris and damage to our buildings and equipment at our Houma Facilities.

Fabrication Division Impacts – As of December 31, 2023, we had finalized all claims associated with our property and equipment insurance coverages, and at December 31, 2023, we had total insurance receivables on our Balance Sheet of $2.0 million. During 2024 and 2023, we received insurance payments of $2.0 million and $2.2 million, respectively, from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds at the time of receipt. Proceeds that were used or intended to be used for repairs that were not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds that were used or intended to be used for repairs that were deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

During 2023, we recorded gains of $2.0 million (including $0.6 million related to our business interruption coverage) related to the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida. The gains are included in other (income) expense, net on our Statement of Operations and are reflected within our Fabrication Division.

Shipyard Division Impacts – In addition to damage to our Houma Facilities, the storm resulted in damage to one of our forty-vehicle ferry projects, the multi-purpose supply vessels (“MPSV(s)”) and associated equipment that were previously in our possession and subject to our previous MPSV Litigation, and certain bulkheads where the vessels were moored. During 2023, we recorded charges of $0.5 million related to costs associated with damage previously caused by Hurricane Ida. The charges are included in other (income) expense, net on our Statement of Operations and are reflected within our Shipyard Division. See Note 7 for further discussion of the resolution of our MPSV Litigation.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. LONG-LIVED ASSETS AND LEASED FACILITIES AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	Estimated	December 31,
	Useful Life	2024	2023
	(in Years)
Land	—	$2,103	$2,103
Buildings	10 to 25	21,145	19,232
Machinery and equipment	3 to 20	58,104	64,035
Furniture and fixtures	3 to 5	735	762
Transportation equipment	3 to 5	2,484	2,369
Improvements	15	15,647	17,277
Construction in progress	—	277	2,060
Total property, plant and equipment		100,495	107,838
Accumulated depreciation		(76,444)	(84,693)
Property, plant and equipment, net		$24,051	$23,145

Depreciation expense for 2024 and 2023 was $4.3 million and $4.9 million, respectively.

During the first quarter 2024, we sold certain excess real property (consisting of land and buildings) of our Fabrication Division that was part of our Houma Facilities for cash proceeds of $8.5 million (net of transaction and other costs), resulting in a net gain of $2.9 million during 2024, which is reflected within other income (expense), net on our Statement of Operations. The proceeds received are reflected within proceeds from sale of property and equipment on our Statement of Cash Flows. The property sold was classified as an asset held for sale (“Houma AHFS”) on our Balance Sheet at December 31, 2023, and its carrying value was $5.6 million, which was less than its fair value based on the proceeds from its sale.

Leased Facilities and Equipment

We lease certain office, warehouse and operating facilities under long-term lease arrangements that expire at various dates through January 2030, some of which include renewal options ranging from one to 15 years. At December 31, 2024, our lease asset, current lease liability and long-term lease liability were $0.9 million, $0.5 million and $0.6 million, respectively. Our lease obligations include any renewal options that we intend to exercise. Future minimum payments under leases having initial terms of more than twelve months are as follows (in thousands):

Minimum Payments
2025	$623
2026	292
2027	259
2028	77
2029	77
Thereafter	6
Total lease payments	1,334
Interest	(169)
Present value of lease payments (1)	$1,165

(1)
The discount rate used to determine the present value of our lease payments was based on the interest rate on our LC Facility adjusted for terms similar to that of our leased properties. At December 31, 2024, our weighted-average remaining lease term was approximately 2.8 years and the weighted-average discount rate used to derive our lease liability was 8.7%.

Lease expense for our leased facilities and equipment, which includes lease asset amortization expense and expense for leases with original terms that are twelve months or less, for 2024 and 2023 was $1.3 million and $1.7 million, respectively. Cash paid for leases for 2024 and 2023 was $1.7 million and $2.0 million, respectively. Certain of our leases are subject to subleases with third parties. Sublease income for 2024 and 2023 was $0.6 million and $0.6 million, respectively, and is included in other (income) expense, net on our Statement of Operations.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Goodwill and Other Intangible Assets

Goodwill – As discussed in Note 1, goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. At October 1, 2024, our Services Division represented our only reporting unit with goodwill. During 2024, we had no indicators of impairment and had no changes to our reporting unit. We performed a qualitative assessment of our goodwill, and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. Accordingly, a quantitative assessment was not deemed necessary.

Other Intangible Assets – Other intangible assets were derived from the estimated fair value of existing underlying customer relationships associated with a previous acquisition and consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Customer relationships	$996	$996
Accumulated amortization	(439)	(296)
Intangible assets, net	$557	$700

Our intangible assets have estimated lives of seven years and amortization expense for 2024 and 2023 was $0.1 million and $0.1 million, respectively. Amortization expense is estimated to be approximately $0.1 million for each of 2025, 2026, 2027 and 2028.

4. CREDIT FACILITIES AND DEBT

LC Facility

On May 3, 2024, we amended our LC Facility to extend its maturity date to June 30, 2026. The LC Facility provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and at December 31, 2024, we had $1.2 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 7 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages. At December 31, 2024, we had $28.2 million of outstanding surety bonds, of which $12.6 million relates to our second forty-vehicle ferry project for our Shipyard Division (which is anticipated to terminate in March 2025 upon expiration of the warranty period for the vessel) and $15.6 million relates to our Fabrication Division contracts and certain of our insurance coverages. See Note 2 for further discussion of the expiration of the warranty period for our second forty-vehicle ferry project and Note 7 for further discussion of our surety bonds and related indemnification obligations.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note Agreement

In connection with the resolution of our previous MPSV Litigation and the Settlement Agreement, on November 6, 2023, we entered into a promissory note (“Note Agreement”) with one of our Sureties (Fidelity & Deposit Company of Maryland and Zurich American Insurance Company (collectively, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum commencing on January 1, 2024, with principal and interest payable in 15 equal annual installments of approximately $1.7 million. The first payment was made on December 30, 2024 and the final payment is due on December 31, 2038. At December 31, 2024, our outstanding balance and future annual principal maturities under the Note Agreement, were as follows (in thousands):

Principal Maturities
2025	$1,108
2026	1,141
2027	1,175
2028	1,210
2029	1,247
Thereafter	13,044
Total maturities (1)	18,925
Unamortized interest (2)	80
Total debt	$19,005

(1)
At December 31, 2024, the estimated fair value of the Note Agreement amount was $12.3 million based on an estimated market rate of interest.
(2)
Due to the forbearance of interest until January 1, 2024, the effective rate on the Note Agreement is 2.9% per annum. Unamortized interest represents the difference between the effective interest rate and stated interest on the Note Agreement.

Interest expense for 2024 and 2023 was $0.6 million and $0.1 million, respectively. See Note 7 for further discussion of the resolution of our MPSV Litigation and the Settlement Agreement.

Mortgage Agreement

We have a multiple indebtedness mortgage arrangement (“Mortgage Agreement”) with Zurich to secure our obligations and liabilities under the Note Agreement and our general indemnity agreement with Zurich associated with an outstanding surety bond for our second forty-vehicle ferry project. The Mortgage Agreement, as amended, encumbers all real estate associated with the Houma Facilities, includes certain covenants and events of default, and requires that 50 percent of the net proceeds (as defined by the Mortgage Agreement) received by us in excess of $8.0 million from the sale of any real estate of our Houma Facilities be used to make early payments on the principal balance under the Note Agreement. The obligations and liabilities of Zurich associated with the surety bond for the second forty-vehicle ferry project are anticipated to be discharged in March 2025 upon expiration of the warranty period for the vessel. Accordingly, the Mortgage Agreement will terminate when the Note Agreement is repaid. See “Surety Bonds” above for further discussion of the surety bond for our second forty-vehicle ferry project and “Note Agreement” above for further discussion of the Note Agreement.

Insurance Finance Arrangements

In connection with the renewal of certain of our insurance coverages during 2023 and 2022, we entered into short-term premium finance arrangements (“Insurance Finance Arrangements”), the last of which matured in the third quarter 2023. We considered the transactions to be non-cash financing activities, with the initial financed amount reflected within accrued expenses and other liabilities, and a corresponding asset reflected within prepaid expenses and other assets, on our Balance Sheet. During 2023, we made principal payments of $1.3 million, which have been reflected as a financing activity on our Statement of Cash Flows.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. INCOME TAXES

Income Tax (Expense) Benefit

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate for 2024 and 2023, is as follows (in thousands):

	Years Ended December 31,
	2024	2023
U.S. statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
Permanent differences	2.2%	(1.0)%
State income taxes	2.3%	(0.3)%
Discrete items
Vesting of common stock	(0.9)%	(0.2)%
Statutory rate change	5.4%	—%
Change in valuation allowance	(31.3)%	(19.4)%
Return to provision and other	0.9%	0.1%
Effective tax rate	(0.4)%	0.2%

Significant components of our income tax (expense) benefit for 2024 and 2023, were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Current
Federal	$—	$—
State	(12)	—
Total current	(12)	—
Deferred
Federal	(3,418)	4,933
State	(1,050)	(24)
Valuation allowance	4,531	(4,868)
Total deferred	63	41
Income tax (expense) benefit	$51	$41

Deferred Taxes

Significant components of our deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Leases	$56	$144
Employee benefits	1,479	1,499
Accrued losses on uncompleted contracts	2	77
Stock based compensation expense	336	373
Debt interest	469	516
Federal net operating losses	25,492	28,413
State net operating losses	2,284	3,407
R&D and other tax credits	1,070	1,037
Other	78	242
Total deferred tax assets	31,266	35,708
Deferred tax liabilities
Depreciation	(446)	(564)
Prepaid insurance	(487)	(280)
Total deferred tax liabilities	(933)	(844)
Net deferred tax assets	30,333	34,864
Valuation allowance	(30,333)	(34,927)
Net deferred taxes (1)	$—	$(63)

(1)
Amounts are included in other noncurrent liabilities on our Balance Sheet.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

At December 31, 2024 and 2023, we had total DTAs of $31.3 million and $35.7 million, respectively (including U.S. federal net operating losses (“NOL(s)”) DTAs of $25.5 million and $28.4 million, respectively). On a periodic and ongoing basis, we evaluate our DTAs (including our NOL DTAs) and assess the appropriateness of our valuation allowance(s) (“VA(s)”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realizing our DTAs. If, based upon the available evidence, our assessment indicates that it is more likely than not that some or all of the DTAs will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results and strategic plans, as well as asset expiration dates. As a result of our assessment and due to cumulative losses for the three years ended December 31, 2024, we believe the negative evidence outweighs the positive evidence with respect to our ability to realize our DTAs, and accordingly, at December 31, 2024 and 2023, we had VAs of $30.3 million and $34.9 million, respectively, offsetting our net DTAs.

At December 31, 2024, we had gross U.S. federal NOL carryforwards (excluding VAs) of $121.4 million, of which $28.6 million will expire in 2037 with the remaining U.S. federal NOL carryforwards eligible to be carried forward indefinitely, subject to an 80% limitation on taxable income in each year. At December 31, 2024, we had gross state NOL carryforwards (excluding VAs) of $40.7 million, of which $1.3 million will expire from 2039 through 2041 and the remaining carryforwards can be carried forward indefinitely, subject to a 72% limitation on taxable income each year.

Uncertain Tax Positions

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense. At December 31, 2024 and 2023, we had no material reserves for uncertain tax positions. Tax returns subject to examination by the U.S. Internal Revenue Service are open for years after 2020.

6. RETIREMENT AND LONG-TERM INCENTIVE PLANS

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees that is qualified under Section 401(k) of the Internal Revenue Code, which includes voluntary employee pre-tax contributions and Company-matching contributions, with potential additional discretionary contributions determined by our Board of Directors (“Board”). During 2024 and 2023, we contributed $0.7 million and $0.7 million, respectively, to the plan.

Long-Term Incentive Plans

Under our long-term incentive plans (“Incentive Plans”), the Compensation Committee of our Board may grant cash-based and equity-based awards to eligible employees and non-employee directors, including restricted stock unit (“RSU(s)”) awards (both time-based and performance-based), stock option awards and cash-based performance awards. The Compensation Committee determines the amount of each award, as well as the terms, conditions, performance measures and other provisions of the award. Under our Incentive Plans, the maximum number of shares that may be granted to any one officer or employee during any single calendar year is 300,000. At December 31, 2024, we had 1,026,463 authorized shares available for future issuance under our Incentive Plans.

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
•
Performance-based RSU Awards – Outstanding performance-based RSU awards to our employees have a three-year graded vesting period. These awards provide that the number of shares of common stock ultimately issued will be between 0% and 200% of the target award for awards made prior to 2024, and 0% or 100% of the target award for awards made during 2024, based on the achievement of performance targets attributable to the year in which the awards are made, up to the maximum per person limit, with any excess shares earned payable in cash. The fair value for these awards was determined based upon the closing price of our stock on the date of grant applied to the total number of units anticipated to be granted based on the performance targets achieved. This fair value is expensed over the applicable vesting period using the graded vesting method. As a result of the performance targets achieved for 2021, one award recipient’s performance-based RSU award was subject to partial cash-settlement (“Cash-Settled RSUs”) as described above. Accordingly, we accounted for this portion of the award as a liability-classified award, with changes in the fair value of the award reflected within general and administrative expense on our Statement of Operations over the vesting period. Compensation expense for our Cash-Settled RSUs was $0.1 million for 2024 and was not significant for 2023. During 2024 and 2023, we paid $0.1 million and $0.1 million, respectively, related to our Cash-Settled RSUs.

A summary of activity for our RSU awards (excluding Cash-Settled RSUs) for 2024 and 2023, is as follows:

	2024		2023
	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share	Number of Shares	Weighted- Average Grant-Date Fair Value Per Share
RSUs, beginning of period	946,141	$3.89	838,267	$4.34
Granted	153,858	7.50	550,980	3.47
Vested	(485,233)	4.06	(443,106)	4.21
Forfeited	(33,575)	4.37	—	—
RSUs, end of period	581,191	4.68	946,141	3.89

Compensation expense for 2024 and 2023 for our RSU awards was $1.8 million and $2.0 million, respectively, and is included in general and administrative expense and cost of revenue, as applicable, on our Statement of Operations. At December 31, 2024, we had $1.2 million of unrecognized compensation expense related to our RSU awards. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of RSU awards granted during 2024 and 2023 was $1.2 million and $1.9 million, respectively, and the total fair value of RSU awards that vested during 2024 and 2023 was $3.4 million and $1.6 million, respectively, on the date of vesting. The income tax benefit associated with our share-based compensation arrangements was $0.1 million for 2024 and the benefit (expense) was not significant for 2023.

Stock Option Awards and Cash-based Performance Awards – At December 31, 2024, we had no outstanding stock option awards or cash-based performance awards and no such awards were made during 2024 or 2023.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. COMMITMENTS AND CONTINGENCIES

Routine Legal Proceedings

We are subject to various routine legal proceedings in the normal conduct of our business, primarily involving commercial disputes and claims, workers’ compensation claims, and claims for personal injury under general maritime laws of the U.S. and the Jones Act. While the outcome of these legal proceedings cannot be predicted with certainty, we believe that the outcome of any such proceedings, even if determined adversely, would not have a material adverse effect on our financial position, results of operations or liquidity. See Note 2 for discussion of our lawsuit related to our previous forty-vehicle ferry projects.

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

As a result of the resolution of the MPSV Litigation, during 2023, we recorded a charge of $32.5 million, consisting of (i) a $12.5 million non-cash charge associated with the write-off of a noncurrent net contract asset related to the MPSV construction contracts, and (ii) a $20.0 million charge associated with recording a liability resulting from the Settlement Agreement and Note Agreement. The charge was reflected as a reduction to previously recognized revenue on the MPSV construction contracts, resulting in a negative revenue amount for the Shipyard Division for 2023, and is included in the changes in noncurrent assets and liabilities, net on our Statement of Cash Flows. The liability was replaced with the Note Agreement in the fourth quarter 2023 and is reflected as current and long-term debt on our Balance Sheet at December 31, 2024 and 2023.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During 2024 and 2023, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were outweighed by coverage limitations and high premiums and deductibles. Accordingly, we are generally uninsured for exposures resulting from any future damage to our property and equipment.

To the extent we have insurance coverage, we do not have an offset right for liabilities in excess of any deductibles and retentions. Accordingly, we have recorded a liability for estimated amounts in excess of our deductibles and retentions, and have recorded a corresponding asset related to estimated insurance recoveries, on our Balance Sheet. Further, to the extent we are uninsured, reserves are recorded based upon our estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards relate to air and water pollutants and the management and disposal of hazardous substances and wastes, among others. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our financial condition, results of operations, cash flows or competitive position.

Leases

We maintain operating leases for our corporate office and certain operating facilities and equipment. See Note 3 for further discussion of our leases.

8. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income (loss) per share for 2024 and 2023 (in thousands, except per share data):

	Years Ended December 31,
	2024	2023
Numerator:
Net income (loss)	$14,741	$(24,402)

Denominator:
Weighted average basic shares	16,370	16,193
Effect of dilutive share-based awards	385	—
Weighted average diluted shares	16,755	16,193

Basic income (loss) per share	$0.90	$(1.51)
Diluted income (loss) per share	$0.88	$(1.51)

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Shareholders’ Equity

On December 1, 2023, our Board approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2024. On October 31, 2024, our Board extended the Share Repurchase Program to December 31, 2025. The timing and amount of any share repurchases under the Share Repurchase Program is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During 2024 and 2023, we repurchased 230,938 and 29,578 shares of our common stock for $1.2 million and $0.1 million, respectively, and at December 31, 2024, we had remaining authorization to purchase up to $3.7 million of our outstanding common stock under the Share Repurchase Program.

9. OPERATING SEGMENTS

We operate and manage our business through three operating divisions (“Services”, “Fabrication” and “Shipyard”) and one non-operating division (“Corporate”), which represent our reportable segments. Our three operating divisions and Corporate Division are discussed below.

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

Shipyard Division – Our Shipyard Division previously fabricated newbuild marine vessels and provided marine repair and maintenance services. However, during 2021, we completed the Shipyard Transaction, which excluded the contracts and related obligations for our Ferry Projects that were under construction as of the transaction date, and excluded the contracts and related obligations for the projects that were subject to our previous MPSV Litigation, which was resolved on October 4, 2023. Construction of the Ferry Projects was performed at our Houma Facilities. The wind down of our remaining Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion is anticipated to occur in March 2025 upon expiration of the last warranty period for the Ferry Projects. At December 31, 2024 and 2023, the net liabilities on our Balance Sheet associated with our Shipyard Division operations totaled $0.9 million and $1.4 million, respectively. See Note 1 for further discussion of the Shipyard Transaction, Note 2 for further discussion of our Ferry Projects and Note 7 for further discussion of the resolution of our MPSV Litigation.

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

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Segment Results – Our chief operating decision maker is our chief executive officer and he generally evaluates the performance of, and allocates resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the years ended December 31, 2024 and 2023, is as follows (in thousands):

	Year ended December 31, 2024
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations)	$87,370	$71,673	$1,061	$(905)	$159,199
Cost of revenue	77,169	61,211	(529)	(905)	136,946
Gross profit (1)	10,201	10,462	1,590	—	22,253
General and administrative expenses	2,759	2,008	—	8,754	13,521
Other (income) expense, net (1)	106	(3,429)	85	(309)	(3,547)
Operating income (loss) (1)	$7,336	$11,883	$1,505	$(8,445)	$12,279

Other financial information:
Depreciation and amortization expense	$1,974	$2,581	$—	$310	$4,865
Interest (expense) income, net	$—	$—	$—	$2,411	$2,411
Capital expenditures	$841	$4,503	$—	$—	$5,344
Total assets (3)	$20,268	$39,723	$216	$73,009	$133,216

	Year ended December 31, 2023
	Services	Fabrication	Shipyard	Corporate	Total
Revenue (eliminations) (2)	$93,548	$89,046	$(30,417)	$(1,110)	$151,067
Cost of revenue	79,765	78,868	5,445	(1,110)	162,968
Gross profit (loss) (2)	13,783	10,178	(35,862)	—	(11,901)
General and administrative expenses	2,902	1,885	3,205	8,286	16,278
Other (income) expense, net (2)	(48)	(2,265)	307	(290)	(2,296)
Operating income (loss) (2)	$10,929	$10,558	$(39,374)	$(7,996)	$(25,883)

Other financial information:
Depreciation and amortization expense	$1,926	$3,249	$—	$291	$5,466
Interest (expense) income, net	$—	$—	$—	$1,440	$1,440
Capital expenditures	$544	$2,233	$—	$99	$2,876
Total assets (3)	$32,191	$42,368	$1,553	$52,316	$128,428

(1)
Gross profit and operating income (loss) for 2024 include project improvements of $1.1 million (including the favorable resolution of a vendor claim that resulted in negative cost of revenue) for our Shipyard Division and the partial under-recovery of overhead costs for our Fabrication Division. Other (income) expense, net and operating income (loss) for 2024 include a gain of $2.9 million related to the sale of assets held for sale and gains of $1.1 million related to the sales of excess equipment for our Fabrication Division. See Note 2 for further discussion of our project impacts and Notes 1 and 3 for further discussion of our sales of assets held for sale and equipment.
(2)
Revenue for 2023 includes a charge of $32.5 million resulting from the resolution of our previous MPSV Litigation for our Shipyard Division. Gross profit (loss) and operating income (loss) for 2023 include a charge of $32.5 million resulting from the resolution of our previous MPSV Litigation and project charges of $2.7 million for our Shipyard Division and the partial under-recovery of overhead costs for our Fabrication Division. Other (income) expense, net and operating income (loss) for 2023 include gains of $2.0 million from the net impact of insurance recoveries and costs associated with damage previously caused by Hurricane Ida for our Fabrication Division and charges of $0.5 million associated with damage previously caused by Hurricane Ida for our Shipyard Division. See Note 2 for further discussion of our project and Hurricane Ida impacts and Note 7 for further discussion of the resolution of our MPSV Litigation.
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
10.1

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 4, 2016.†

10.2

The Company’s Second Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.3

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.4

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.5

Form of Non-Management Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.6

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 9, 2022.†

10.7

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 8, 2023.†

10.8

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.9	Amended and Restated Change of Control Agreement dated March 3, 2025 between the Company and Westley S. Stockton.*†
10.10	Amended and Restated Change of Control Agreement dated March 3, 2025 between the Company and Richard W. Heo.*†

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

10.14

Partial Cancellation of Multiple Indebtedness Mortgage made by Zurich American Insurance Company and Fidelity & Deposit Company of Maryland, as affiants, in favor of Gulf Island, L.L.C. and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., dated February 20, 2024, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 8, 2024.

19	Gulf Island Fabrication, Inc. Insider Trading Policy*
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

23.1	Consent of Ernst & Young LLP.*
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
32	Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350.*
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, has been formatted in Inline XBRL and is contained in Exhibit 101.

† Management Contract or Compensatory Plan.

* Filed herewith.

^ SEC File Number 000-22303.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title

/S/ RICHARD W. HEO	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Richard W. Heo

/S/ WESTLEY S. STOCKTON	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)
Westley S. Stockton

/S/ ROBERT M. AVERICK	Director
Robert M. Averick

/S/ WILLIAM E. CHILES	Director
William E. Chiles

/S/ MICHAEL J. KEEFFE	Director
Michael J. Keeffe

/S/ CHERYL D. RICHARD	Director
Cheryl D. Richard

/S/ JAY R. TROGER	Director
Jay R. Troger

S-1