Form 10-K/A
period 2024-12-31
GULF ISLAND FABRICATION INC
filed 2025-05-02
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 30, 2025, was 16,223,560.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE – EXHIBIT INDEX CORRECTION ONLY FILING

Gulf Island Fabrication, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, previously filed with the Securities and Exchange Commission (“SEC”) on March 5, 2025 (the “Original Filing”), for the purpose of incorporating by reference Exhibit 97.1, which was previously filed as an exhibit to the Company’s Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 8, 2024 and was inadvertently omitted from the Original Filing, as well as certain other ministerial changes to the Exhibit Index. Accordingly, this Amendment consists solely of the cover page, this Explanatory Note, the Exhibit Index, and the exhibits filed herewith.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Our required exhibits are filed as part of this Amendment as detailed in our Exhibit Index on page E-1. Our required financial statement schedules were included as part of the Original Filing and are not included as part of this Amendment.

(iii) Exhibits

See Exhibit Index on page E-1. We will furnish to any eligible shareholder, upon written request, a copy of any exhibit listed upon payment of a reasonable fee equal to the Company’s expenses in furnishing such exhibit. Such requests should be addressed to:

Investor Relations

Gulf Island Fabrication, Inc.

2170 Buckthorne Place, Suite 420

The Woodlands, Texas 77380

GULF ISLAND FABRICATION, INC.

EXHIBIT INDEX

EXHIBIT NUMBER
3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company’s Form S-1/A filed with the SEC on March 19, 1997 (Registration No. 333-21863).^
4.2	Description of Common Stock of the Company, incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023.
10.1

Form of Indemnification Agreement by and between the Company and each of its directors and executive officers, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 4, 2016.†

10.2

The Company’s Second Amended and Restated 2015 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.3

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed with the SEC on August 11, 2021.†

10.4

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.5

Form of Non-Management Director Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.6

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 10, 2022.†

10.7

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on August 9, 2023.†

10.8

Form of Performance-Based Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 7, 2024.†

10.9

Amended and Restated Change of Control Agreement dated March 3, 2025 between the Company and Westley S. Stockton, incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+†

10.10

Amended and Restated Change of Control Agreement dated March 3, 2025 between the Company and Richard W. Heo, incorporated by reference to Exhibit 10.10 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+†

10.11

Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated April 19, 2021, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on April 19, 2021.

E-1

EXHIBIT NUMBER
10.12

Amendment to Multiple Indebtedness Mortgage by and among Fidelity and Deposit Company of Maryland and Zurich American Insurance Company, as mortgagees, and Gulf Island, L.L.C. and Gulf Island Services, L.L.C. f/k/a Dolphin Services, L.L.C., as mortgagors, dated November 6, 2023, incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 8, 2023.

10.13

Secured Promissory Note by and among the Company and all of its subsidiaries, as payors, and Zurich American Insurance Company and Fidelity and Deposit Company of Maryland, as payees, dated November 6, 2023, incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended September 30, 2023 filed with the SEC on November 8, 2023.

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

19

Gulf Island Fabrication, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+

21

Subsidiaries of the Company - The Company’s significant subsidiaries, Gulf Island Works, L.L.C., Gulf Island, L.L.C., Gulf Island Shipyards, L.L.C. (with trade name Gulf Island Marine Fabricators), Gulf Island Services, L.L.C. (with trade names Gulf Island Steel Sales, Dolphin Services and Dolphin Steel Sales) (each organized under Louisiana law) and Gulf Marine Fabricators, L.P. (a Texas limited partnership) are wholly owned and are included in the Company's consolidated financial statements.

22

Subsidiary guarantors and issuers of guaranteed securities – From time to time, the Company may issue debt securities under a registration statement on Form S-3 filed with the SEC that are fully and unconditionally guaranteed by Gulf Island, L.L.C. and Gulf Island Services, L.L.C., each a wholly-owned subsidiary of the Company.

23.1	Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+
31.1	CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.2	CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*
31.3

CEO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 31.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+

31.4

CFO Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, incorporated by reference to Exhibit 31.2 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+

32

Section 906 Certifications furnished pursuant to 18 U.S.C. Section 1350, incorporated by reference to Exhibit 32 of the Company’s Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025.+

97.1	Company’s Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 8, 2024.
101 INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page for this Amendment has been formatted in Inline XBRL and is contained in Exhibit 101.

† Management Contract or Compensatory Plan.

* Filed herewith.

+ Indicates documents previously filed or furnished, as applicable, with the Original Filing, which is being amended hereby.

^ SEC File Number 000-22303.

E-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

GULF ISLAND FABRICATION, INC. (Registrant)

By:	/S/ RICHARD W. HEO
Richard W. Heo
President, Chief Executive Officer and Chairman of the Board

S-1