Form 10-Q
period 2025-03-31
GULF ISLAND FABRICATION INC
filed 2025-05-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2025

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of April 30, 2025, was 16,223,560.

GULF ISLAND FABRICATION, INC.

QUARTERLY REPORT ON FORM 10-Q FOR

THE FISCAL QUARTER ENDED MARCH 31, 2025

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended March 31, 2025 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition upon the first use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2024 Annual Report	Our annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K on March 5, 2025.

2024 Financial Statements	Our Financial Statements for the year ended December 31, 2024 and related notes, included in our 2024 Annual Report.

Acquisition	The acquisition of the ENGlobal Business pursuant to the Asset Purchase Agreement.

Alliance	Alliance 2000, Ltd., a creditor of ENGlobal.

Asset Purchase Agreement	Agreement entered into on April 15, 2025 pursuant to which we will acquire the ENGlobal Business.

Assumed Loan	A senior secured loan of Alliance of $2.4 million due from ENGlobal, which we assumed on April 10, 2025 in exchange for a $1.5 million cash payment to Alliance.

ASU	Accounting Standards Update.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bankruptcy Court	The U.S. Bankruptcy Court for the Southern District of Texas, Houston Division.

Board	Board of Directors of Gulf Island Fabrication, Inc.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Corporate Division	Our Corporate reportable segment.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

DIP Credit Agreement	A senior secured, super-priority debtors-in-possession credit agreement entered into on March 6, 2025, under which we may loan up to a maximum of $2.5 million to ENGlobal.

DIP Loan	Advances made by us to ENGlobal under the DIP Credit Agreement, which totaled $1.2 million at March 31, 2025.

DTA(s)	Deferred Tax Asset(s).

ENGlobal	ENGlobal Corporation and certain of its subsidiaries.

ENGlobal Business	Certain assets of ENGlobal, subject to the Asset Purchase Agreement.

ENGlobal Chapter 11	ENGlobal’s filing for chapter 11 bankruptcy relief pending before the Bankruptcy Court, which commenced on March 5, 2025.

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facilities and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

Ferry Projects

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects for our previous Shipyard Division operations, which were substantially completed in the fourth quarter 2023 and for which the last warranty period expired in the first quarter 2025.

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

Mortgage Agreement

Multiple indebtedness mortgage arrangement with Zurich, to secure our obligations and liabilities under our Note Agreement. The mortgage arrangement encumbers the real estate associated with our Houma Facilities and includes certain covenants and events of default.

modules	Fabricated structures that include structural steel, piping, valves, fittings, storage vessels and other equipment that are incorporated into a refining, petrochemical, LNG or industrial system.

Note Agreement

Promissory note entered into with Zurich in the fourth quarter 2023, pursuant to which we will pay Zurich $20.0 million, plus interest at a fixed rate of 3.0% per annum, payable in 15 equal annual installments. The first payment was made on December 30, 2024.

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

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Share Repurchase Program	Share repurchase program authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective from December 15, 2023 through December 15, 2025, as amended.

Shipyard Division	Our previous Shipyard reportable segment.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,636	$27,284
Restricted cash	1,197	1,197
Short-term investments	37,639	38,784
Contract receivables and retainage, net	25,407	22,487
Contract assets	10,073	8,611
Prepaid expenses and other assets	5,616	5,139
Inventory	3,012	1,907
Total current assets	111,580	105,409
Property, plant and equipment, net	22,933	24,051
Goodwill	2,217	2,217
Other intangibles, net	522	557
Other noncurrent assets	910	982
Total assets	$138,162	$133,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,518	$5,801
Contract liabilities	934	1,278
Accrued expenses and other liabilities	11,220	13,180
Long-term debt, current	1,117	1,117
Total current liabilities	22,789	21,376
Long-term debt, noncurrent	17,886	17,888
Other noncurrent liabilities	782	850
Total liabilities	41,457	40,114
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,260 shares issued and outstanding at March 31, 2025 and 16,346 at December 31, 2024	11,645	11,669
Additional paid-in capital	107,865	108,065
Accumulated deficit	(22,805)	(26,632)
Total shareholders’ equity	96,705	93,102
Total liabilities and shareholders’ equity	$138,162	$133,216

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$40,273	$42,881
Cost of revenue	33,658	36,757
Gross profit	6,615	6,124
General and administrative expense	3,235	3,484
Other (income) expense, net	100	(3,068)
Operating income	3,280	5,708
Interest (expense) income, net	549	542
Income before income taxes	3,829	6,250
Income tax (expense) benefit	(2)	(10)
Net income	$3,827	$6,240

Per share data:
Basic income per share	$0.23	$0.38
Diluted income per share	$0.23	$0.37

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	$11,752	$108,825	$(35,133)	$85,444

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	16,346	$11,669	$108,065	$(26,632)	$93,102
Net income	—	—	—	3,827	3,827
Stock-based compensation expense	—	33	310	—	343
Repurchases of common stock	(86)	(57)	(510)	—	(567)
Balance at March 31, 2025	16,260	$11,645	$107,865	$(22,805)	$96,705

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$3,827	$6,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,256	1,193
Change in allowance for doubtful accounts and credit losses	—	(28)
(Gain) loss on sale or disposal of property and equipment, net	8	(3,241)
Stock-based compensation expense	343	506
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(2,920)	9,434
Contract assets	(1,462)	(2,166)
Prepaid expenses, inventory and other current assets	(432)	2,102
Accounts payable	3,998	(1,712)
Contract liabilities	(344)	(3,730)
Accrued expenses and other current liabilities	(1,879)	(1,422)
Noncurrent assets and liabilities, net	(176)	(157)
Net cash provided by operating activities	2,219	7,019
Cash flows from investing activities:
Capital expenditures	(307)	(2,553)
Issuance of note receivable (DIP Loan)	(1,150)	—
Proceeds from sale of property and equipment	11	8,894
Recoveries from insurance claims	—	326
Purchases of short-term investments	(14,074)	(22,170)
Maturities of short-term investments	15,220	3,050
Net cash used in investing activities	(300)	(12,453)
Cash flows from financing activities:
Repurchases of common stock	(567)	(273)
Net cash used in financing activities	(567)	(273)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,352	(5,707)
Cash, cash equivalents and restricted cash, beginning of period	28,481	39,651
Cash, cash equivalents and restricted cash, end of period	$29,833	$33,944

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 7 for further discussion of our reportable segments.

During 2021, we sold our previous Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of the completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Operating results for our Shipyard Division for the first quarter 2025 are not material and are reflected within our Corporate Division.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2024, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2024 Financial Statements.

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

Oil and Gas Price Volatility and Macroeconomic Conditions – For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated prices, which positively impacted certain of our end markets and operating results. While oil prices have somewhat stabilized, such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, trade policies (including tariffs) and related market uncertainty, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Restricted Cash – At March 31, 2025 and December 31, 2024, we had $1.2 million and $1.2 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current or noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 4 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At March 31, 2025 and December 31, 2024, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our Services Division represents our only reporting unit with goodwill. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the three months ended March 31, 2025. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the three months ended March 31, 2025.

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

The carrying amounts of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values. Our fair value assessments for determining the impairments of inventory, goodwill and long-lived assets, are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy. Our fair value assessments for long-term debt are recurring fair value measurements that fall within Level 2 of the fair value hierarchy, and are determined using various methods, including quoted prices for identical or similar securities in both active and inactive markets. See Note 4 for further discussion of our long-term debt.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of revenue recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ materially from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three months ended March 31, 2025 and 2024.

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

Variable Consideration – Revenue and gross profit or loss for contracts can be significantly affected by variable consideration, which can be in the form of unapproved change orders, claims (including amounts arising from disputes with customers), incentives and liquidated damages that may not be resolved until the later stages of the contract or after the contract has been completed. Variable consideration can also include revenue associated with work performed on a unit-rate, T&M or cost-reimbursable basis that is recognized using the POC method. We estimate variable consideration based on the amount we expect to be entitled and include estimated amounts in the transaction price to the extent it is probable that a significant future reversal of cumulative revenue recognized will not occur or when we conclude that any significant uncertainty associated with the variable consideration is resolved. See Note 2 for further discussion of our unapproved change orders, claims, incentives and liquidated damages.

Additional Disclosures – Topic 606 also requires disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. See Note 2 for required disclosures under Topic 606.

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At March 31, 2025 and December 31, 2024, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the three months ended March 31, 2024, other (income) expense, net for our Fabrication Division included a gain of $2.9 million related to the sale of certain excess real property (consisting of land and buildings) for net cash proceeds of $8.5 million.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended March 31, 2025 and 2024, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three months ended March 31, 2025 and 2024, relate to state income taxes.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense.

New Accounting Standards

Segment Reporting – In the fourth quarter 2024, we adopted ASU 2023-07 “Segment Reporting - Improvements to Reportable Segment Disclosures,” which requires us to disclose, on an interim and annual basis, additional information about our significant segment expenses. The new standard did not have an effect on our Financial Statements; however, it did result in changes to our segment disclosures for all periods presented as the standard was applied using the retrospective transition method. See Note 7 for the segment disclosures required by the new standard.

Income Taxes – In the fourth quarter 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhanced disclosures related to our rate reconciliation and income taxes paid information. The new standard will be effective for us in the fourth quarter 2025 and may be applied using either the prospective or retrospective transition method. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. We are assessing the effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

Income Statement Reporting – In the fourth quarter 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires additional disclosure of the nature of expenses included in our Statement of Operations as well as disclosures about specific types of expenses included in the expense captions presented in our Statement of Operations. The new standard will be effective for us in the fourth quarter 2027 and may be applied using either the prospective or retrospective transition method. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. We are assessing the effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our operating segments, disaggregated by contract type and duration, for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Services	Fabrication	Shipyard(1)	Eliminations	Total
Fixed-price and unit-rate	$218	$11,035	$—	$(69)	$11,184
T&M and cost-reimbursable	18,189	9,659	—	—	27,848
Other	1,448	—	—	(207)	1,241
Total	$19,855	$20,694	$—	$(276)	$40,273

Long-term	$218	$19,535	$—	$(69)	$19,684
Short-term	19,637	1,159	—	(207)	20,589
Total	$19,855	$20,694	$—	$(276)	$40,273

	Three Months Ended March 31, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$249	$15,875	$409	$—	$16,533
T&M and cost-reimbursable	24,727	1,263	—	—	25,990
Other	558	—	—	(200)	358
Total	$25,534	$17,138	$409	$(200)	$42,881

Long-term	$249	$15,958	$409	$—	$16,616
Short-term	25,285	1,180	—	(200)	26,265
Total	$25,534	$17,138	$409	$(200)	$42,881

(1)
Effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Remaining operating results for our Shipyard Division are not material and are reflected within our Corporate Division. See Notes 1 and 7 for further discussion of our Shipyard Division and change in reportable segments.

Future Performance Obligations

The following table summarizes our remaining performance obligations for each of our operating segments, disaggregated by contract type, at March 31, 2025 (in thousands):

	March 31, 2025
	Services	Fabrication	Total
Fixed-price and unit-rate	$68	$6,199	$6,267
T&M and cost-reimbursable	—	2,991	2,991
Total(1)	$68	$9,190	$9,258

(1)
We expect all of our performance obligations at March 31, 2025, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at March 31, 2025 and December 31, 2024, is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Contract assets(1), (2)	$10,073	$8,611
Contract liabilities(3), (4)	(934)	(1,278)
Contracts in progress, net	$9,139	$7,333

(1)
The increase in contract assets from December 31, 2024 to March 31, 2025, was primarily due to higher unbilled positions on various projects for our Fabrication Division.
(2)
Contract assets at March 31, 2025 and December 31, 2024, excluded $4.5 million and $4.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2024 to March 31, 2025, was primarily due to lower unbilled positions on various projects for our Services Division.
(3)
The decrease in contract liabilities from December 31, 2024 to March 31, 2025, was primarily due to lower advance billings on various projects for our Fabrication Division.
(4)
Revenue recognized during the three months ended March 31, 2025 and 2024, from amounts included in our contract liabilities balance at December 31, 2024 and 2023, was $0.8 million and $4.2 million, respectively.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations, and for the three months ended March 31, 2025 and 2024, was not significant. Our allowance for doubtful accounts and credit losses at March 31, 2025 and December 31, 2024, was $0.2 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three months ended March 31, 2025 or 2024.

Variable Consideration

For the three months ended March 31, 2025 and 2024, we had no material amounts in revenue related to unapproved change orders, claims or incentives.

Changes in Project Estimates

We determine the impact of changes in estimated margins on projects for a given period by calculating the amount of revenue recognized in the period that would have been recognized in a prior period had such estimated margins been forecasted in the prior period. The total impact of changes in estimated margins for a project as disclosed on a quarterly basis may be different from the applicable year-to-date impact due to the application of the POC method and the changing progress of the project at each period end. Such impacts may also be different when a project is commenced and completed within the applicable year-to-date period but spans multiple quarters. For the three months ended March 31, 2025 and 2024, individual projects with significant changes in estimated margins did not have a material net impact on our operating results.

Other Operating and Project Matters

During the three months ended March 31, 2024, we received insurance payments of $2.0 million from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment resulting from Hurricane Ida during 2021. The classification of insurance proceeds within our Statement of Cash Flows is based on our use or intended use of the proceeds at the time of receipt. Proceeds that were used or intended to be used for repairs that were not deemed to be capital in nature, and proceeds associated with interruptions to our operations, are reflected within operating activities. Proceeds that were used or intended to be used for repairs that were deemed capital in nature, or proceeds in excess of repair costs, are reflected within investing activities.

3. LOAN RECEIVABLES AND ENGLOBAL ACQUISITION

On March 6, 2025, we entered into a senior secured, super-priority debtors-in-possession credit agreement (the “DIP Credit Agreement”), as lender, with ENGlobal Corporation (“ENGlobal”), as debtor-in-possession, and certain of its subsidiaries, as guarantors. The DIP Credit Agreement was provided in connection with ENGlobal’s filing for chapter 11 bankruptcy relief (the “ENGlobal Chapter 11”) pending before the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”), which commenced on March 5, 2025.

Pursuant to the DIP Credit Agreement, we may loan up to a maximum of $2.5 million to ENGlobal, which includes the roll-up of a prepetition secured bridge loan (collectively, the “DIP Loan”). The DIP Loan accrues interest at a rate of 12.0% per annum (plus a 4.0% default rate per annum, if applicable) and is secured by all assets of ENGlobal. At March 31, 2025, we had $1.2 million due from ENGlobal related to advances made during the first quarter 2025 pursuant to the DIP Loan, which is reflected within prepaid expenses and other assets on our Balance Sheet. Further, in April 2025, we made additional advances of $1.3 million, and accordingly, $2.5 million was due from ENGlobal as of the filing date of this Report. The DIP Loan will mature upon the earlier of, among other events, the sale of ENGlobal (or all or substantially all of its assets), the consummation of a plan of reorganization or a plan of liquidation of ENGlobal in connection with the ENGlobal Chapter 11, or September 5, 2025, subject to our right to accelerate if there is an earlier event of default.

In addition, on April 10, 2025, we entered into a loan sale and assignment agreement with Alliance 2000, Ltd. (“Alliance”), a creditor of ENGlobal, pursuant to which we assumed Alliance’s senior secured loan of $2.4 million due from ENGlobal in exchange for a cash payment of $1.5 million to Alliance (the “Assumed Loan”).

We entered into the DIP Loan and Assumed Loan with the right to submit as a “credit bid” any amounts owed under the agreements in any offer by us to purchase all or a portion of ENGlobal’s assets. On April 18, 2025, we were named as the successful bidder in the Bankruptcy Court-supervised auction process for certain assets of ENGlobal (the “ENGlobal Business”). Accordingly, pursuant to an asset purchase agreement entered into on April 15, 2025 (the “Asset Purchase Agreement”), we expect to acquire the ENGlobal Business (the “Acquisition”), the consideration for which will be the assumption of certain liabilities and a “credit bid” of $2.5 million, representing the full amount of the DIP Loan. On April 25, 2025, the Bankruptcy Court approved the Acquisition. The Asset Purchase Agreement provides for certain termination rights for both the Company and ENGlobal, including by mutual written consent, if ENGlobal’s bankruptcy case is converted to chapter 7, if the transaction is not consummated by June 30, 2025, if either party fails to materially comply with any of its covenants or materially breaches its representations and warranties and such failure or breach cannot be cured or is not cured within 15 business days of receipt of written notice of such failure or breach from the non-breaching party, or if any court or governmental authority shall have issued a non-appealable order which permanently restrains, enjoins or prohibits the transaction. We expect to complete the Acquisition in the second quarter 2025, subject to the receipt or waiver of certain customer consents and satisfaction or waiver of customary conditions set forth in the Asset Purchase Agreement. We can give no assurances of the outcome of the Acquisition and whether we will be successful in completing the Acquisition.

The DIP Loan and Assumed Loan, or portions thereof, will potentially represent the purchase price of the ENGlobal Business if the Acquisition is consummated. However, to the extent such amounts are not considered purchase price or are not otherwise deemed recoverable from ENGlobal, such amounts would result in a future charge associated with the write-off of any unrecoverable amounts.

4. CREDIT FACILITIES AND DEBT

LC Facility

Our LC Facility, as amended, provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and has a maturity date of June 30, 2026. At March 31, 2025, we had $1.2 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 5 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages, and at March 31, 2025, we had $15.6 million of outstanding surety bonds. See Note 5 for further discussion of our surety bonds and related indemnification obligations.

Note Agreement

In connection with the resolution of litigation with a customer related to construction contracts for our previous Shipyard Division, during 2023, we entered into a promissory note (“Note Agreement”) with one of our Sureties (Fidelity & Deposit Company of Maryland and Zurich American Insurance Company (collectively, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum, with principal and interest payable in 15 equal annual installments of approximately $1.7 million. The first payment was made on December 30, 2024 and the final payment is due on December 31, 2038. At March 31, 2025, our outstanding balance and future annual principal maturities under the Note Agreement, were as follows (in thousands):

Principal Maturities
2025	$1,108
2026	1,141
2027	1,175
2028	1,210
2029	1,247
Thereafter	13,044
Total maturities(1)	18,925
Unamortized interest(2)	78
Total debt	$19,003

(1)
At March 31, 2025, the estimated present value of the Note Agreement amount was $12.6 million based on an estimated market rate of interest.
(2)
Due to the forbearance of interest from the issuance date of the Note Agreement until January 1, 2024, the effective rate on the Note Agreement is 2.9% per annum. Unamortized interest represents the difference between the effective interest rate and the stated interest rate on the Note Agreement.

Mortgage Agreement

We have a multiple indebtedness mortgage arrangement (“Mortgage Agreement”) with Zurich to secure our obligations and liabilities under the Note Agreement. The Mortgage Agreement, as amended, encumbers all real estate associated with the Houma Facilities, includes certain covenants and events of default, and requires that 50 percent of the net proceeds (as defined by the Mortgage Agreement) received by us in excess of $8.0 million from the sale of any real estate of our Houma Facilities be used to make early payments on the principal balance under the Note Agreement. The Mortgage Agreement will terminate when the Note Agreement is repaid. See “Note Agreement” above for further discussion of the Note Agreement.

5. COMMITMENTS AND CONTINGENCIES

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

Forty-Vehicle Ferry Projects

As discussed in our 2024 Financial Statements, prior to 2024 we experienced rework, construction and commissioning challenges on our two forty-vehicle ferry projects for our previous Shipyard Division as a result of customer design deficiencies, resulting in previous cost increases (including the need to fabricate a new hull for one of the vessels) and liquidated damages. During 2021, we submitted claims to our customer to recover the cost impacts of such design deficiencies. In accordance with contract requirements and North Carolina state law, in July 2024, we submitted our finalized claim to the customer for these cost and schedule impacts. In October 2024, the customer denied our claim, after which we filed a lawsuit in Superior Court for Wake County (docket number 24-CV-035012-910). In December 2024, the customer responded, denying liability and asserted a counterclaim in an unspecified amount, alleging defective workmanship in our construction of the ferries. The warranty claims asserted by the customer during the warranty periods for the vessels were not material and we are not aware of any other material claims regarding alleged defective workmanship for either vessel. Discovery is ongoing and trial is currently set for February 2, 2026. At March 31, 2025, no amounts have been included in revenue related to potential recoveries from our claim and we can provide no assurances that we will be successful with our claim or recover any previously incurred costs.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During the second quarter 2024, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage were outweighed by coverage limitations and high premiums and deductibles. Accordingly, we are generally uninsured for exposures resulting from any future damage to our property and equipment.

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

6. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$3,827	$6,240

Denominator:
Weighted average basic shares	16,339	16,215
Effect of dilutive share-based awards	383	540
Weighted average diluted shares	16,722	16,755

Basic income per share	$0.23	$0.38
Diluted income per share	$0.23	$0.37

Shareholders’ Equity

We have a share repurchase program, as amended (“Share Repurchase Program”), authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective until December 15, 2025. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of our common stock and may be modified, increased, suspended or terminated at the discretion of our Board. During the three months ended March 31, 2025 and 2024, we repurchased 86,364 and 60,860 shares of our common stock for $0.6 million and $0.3 million, respectively, and at March 31, 2025, we had remaining authorization to purchase $3.1 million under the Share Repurchase Program.

7. OPERATING SEGMENTS

During 2021, we sold our Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of completion of the Ferry Projects. The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Accordingly, we currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Operating results for our Shipyard Division for the first quarter 2025 are not material and are reflected within our Corporate Division. Our two operating divisions and Corporate Division are discussed below.

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

Corporate Division and Allocations – Our Corporate Division includes costs that do not directly relate to our operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, board of directors’ fees, certain insurance costs and costs associated with overall corporate governance and reporting requirements for a publicly traded company. Shared resources and costs that benefit more than one operating division are allocated amongst the operating divisions based on each operating division’s estimated share of the benefit received. Such costs include, but are not limited to, human resources, insurance, information technology, accounting, business development and certain division leadership costs.

Segment Results – Our chief operating decision maker is our chief executive officer and he generally evaluates the performance of, and allocates resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three months ended March 31, 2025 and 2024, is as follows (in thousands):

	Three Months Ended March 31, 2025
	Services	Fabrication	Shipyard(1)	Corporate	Consolidated
Revenue (eliminations)	$19,855	$20,694	$—	$(276)	$40,273
Cost of revenue	17,572	16,362	—	(276)	33,658
Gross profit	2,283	4,332	—	—	6,615
General and administrative expense	700	567	—	1,968	3,235
Other (income) expense, net	—	(30)	—	130	100
Operating income (loss)	$1,583	$3,795	$—	$(2,098)	$3,280

Other financial information:
Depreciation and amortization expense	$482	$698	$—	$76	$1,256
Interest (expense) income, net	$—	$—	$—	$549	$549
Capital expenditures	$—	$307	$—	$—	$307
Total assets(2)	$23,077	$41,311	$—	$73,774	$138,162

	Three Months Ended March 31, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue (eliminations)	$25,534	$17,138	$409	$(200)	$42,881
Cost of revenue	21,921	14,946	90	(200)	36,757
Gross profit	3,613	2,192	319	—	6,124
General and administrative expense	743	441	—	2,300	3,484
Other (income) expense, net	3	(2,970)	(23)	(78)	(3,068)
Operating income (loss)	$2,867	$4,721	$342	$(2,222)	$5,708

Other financial information:
Depreciation and amortization expense	$480	$635	$—	$78	$1,193
Interest (expense) income, net	$—	$—	$—	$542	$542
Capital expenditures	$294	$2,259	$—	$—	$2,553
Total assets(2)	$28,228	$33,172	$541	$65,817	$127,758

(1)
Effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Remaining operating results for our Shipyard Division are not material and are reflected within our Corporate Division.
(2)
Cash and short-term investments are reported within our Corporate Division.

8. SUBSEQUENT EVENTS

See Note 3 for discussion of the DIP Loan, Assumed Loan, Asset Purchase Agreement and the Acquisition.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to operating results; diversification and entry into new end markets; our ability to successfully consummate the transaction contemplated by the Asset Purchase Agreement, integrate the acquired business into our existing operations and realize the anticipated benefits or recover the amounts due under the DIP Loan or Assumed Loan; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; tax rates; implementation of our Share Repurchase Program and any other return of capital to shareholders; liquidity; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The timing and amount of any share repurchases under the Share Repurchase Program will be at the discretion of management and will depend on a variety of factors including, but not limited to, our operating performance, cash flow and financial position, the market price of our common stock and general economic and market conditions. The Share Repurchase Program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Any other return of capital to shareholders will be at the discretion of the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: cyclical nature of the oil and gas industry; competitive pricing and cost overruns on our projects; competition; reliance on significant customers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; changes in contract estimates; operating dangers, weather events and availability and limits on insurance coverage; utilization of facilities; operability and adequacy of our major equipment; changes in trade policies of the U.S. and other countries, including tariffs and related market uncertainties; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; failure of our safety assurance program; weather impacts to operations; performance of subcontractors and dependence on suppliers; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; customer or subcontractor disputes; systems and information technology interruption or failure and data security breaches; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; barriers to entry into new lines of business; our ability to execute our Share Repurchase Program and enhance shareholder value; any future asset impairments; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; and other factors described under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report as updated under “Risk Factors” in Part II, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures and modules and a provider of specialty services, including project management, hookup, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, civil construction and cleaning and environmental services to the industrial and energy sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; and EPC companies. We currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facilities”). See Note 7 for further discussion of our reportable segments.

During 2021, we sold our previous Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of the completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Remaining operating results for our Shipyard Division are not material and are reflected within our Corporate Division.

ENGlobal Acquisition

On April 15, 2025, we entered into an agreement to acquire certain assets of ENGlobal Corporation (the “Acquisition”), with completion of the Acquisition anticipated in the second quarter 2025. See Note 3 for further discussion of the Acquisition.

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated energy prices, which positively impacted certain of our end markets and operating results. While oil prices have somewhat stabilized, such stability is uncertain and difficult to predict, particularly in light of geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, trade policy (including tariffs) and related market uncertainty, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

With the significant progress achieved on these objectives, including the completion of the wind down of our previous Shipyard Division operations, we have shifted our priorities to the current phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives, which encompass any ongoing initiatives associated with the first phase of our strategic transformation:

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
•
Continue to pursue opportunities in our traditional offshore fabrication markets; and
•
Reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix, including:
−
Fabricating modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities in our core Gulf Coast region,
−
Fabricating structures in support of our customers as they transition away from fossil fuels to alternative energy end markets,
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

Efforts to further improve our resource utilization – We are focused on maintaining and growing our small-scale fabrication business to provide more consistent utilization of our resources, while continuing to selectively pursue large-scale fabrication opportunities that meet our risk and reward expectations. In addition, we have taken actions to improve our resource utilization through the rationalization and integration of our facilities and operations. During the first quarter 2024, we sold certain real property (consisting of land and buildings) and further consolidated our fabrication operations within our Houma Facilities. See Note 1 for further discussion of the property sale.

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

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2024, we were awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. We expect subsea fabrication activity for 2025 to remain strong associated with anticipated subsea developments across the GOA, Guyana and Brazil.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – While we continue to pursue opportunities in our traditional offshore markets, we are pursuing initiatives to grow our business and diversify our revenue mix.

•
Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and previous record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may be impacted by ongoing uncertainty created by oil and gas price volatility and macroeconomic conditions. In the interim, we continue to strengthen our relationships with key customers and strategic partners to enhance our competitive position. See Note 1 and “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on our Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions.
•
Fabricate structures in support of our customers as they transition away from fossil fuels to alternative energy end markets – We believe that our expertise and capabilities provide us with the necessary foundation to fabricate steel structures in support of our customers as they transition away from fossil fuels to alternative energy end markets. Examples of these opportunities include refiners who are looking to process biofuels, customers looking to embrace the growing hydrogen economy, and customers using carbon capture technologies to offset their carbon footprint.
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
•
Oil and gas prices and the level of volatility in such prices, including the impact of macroeconomic conditions, geopolitical conflicts and trade policies (including tariffs);
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

In addition, our results may also be adversely affected by (i) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (ii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, (iii) costs associated with the pursuit of, and investments in, strategic opportunities, and (iv) costs associated with investments in organic growth opportunities prior to generating sufficient revenue to fully recover such costs, if at all. See Note 1 and “Impacts of Oil and Gas Volatility and Macroeconomic Conditions on Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 and “Results of Operations” below for further discussion of our project impacts.

Critical Accounting Policies

For a discussion of critical accounting policies and estimates used in the preparation of our Financial Statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 included in our 2024 Annual Report. There have been no changes to our critical accounting policies and estimates since December 31, 2024.

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at March 31, 2025, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by operating segment for the three months ended March 31, 2025 and 2024, are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Services	$19,871	$25,468
Fabrication	14,385	18,272
Shipyard(1)	—	278
Eliminations	(276)	(200)
Total	$33,980	$43,818

(1)
Effective January 1, 2025, the Shipyard Division is no longer a reportable segment. Remaining operating results for our Shipyard Division are not material and are reflected within our Corporate Division.

Backlog by operating segment at March 31, 2025 and December 31, 2024, is as follows (in thousands):

	March 31, 2025		December 31, 2024
	Amount	Labor Hours	Amount	Labor Hours
Services	$68	1	$52	1
Fabrication	9,190	54	15,499	123
Total(1)	$9,258	55	$15,551	124

(1)
We expect all of our performance obligations at March 31, 2025, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$33,980	$43,818	$(9,838)

Revenue	$40,273	$42,881	$(2,608)
Cost of revenue	33,658	36,757	3,099
Gross profit	6,615	6,124	491
Gross profit percentage	16.4%	14.3%
General and administrative expense	3,235	3,484	249
Other (income) expense, net	100	(3,068)	(3,168)
Operating income	3,280	5,708	(2,428)
Interest (expense) income, net	549	542	7
Income before income taxes	3,829	6,250	(2,421)
Income tax (expense) benefit	(2)	(10)	8
Net income	$3,827	$6,240	$(2,413)

References below to 2025 and 2024 refer to the three months ended March 31, 2025 and 2024, respectively.

New project awards – New project awards for 2025 and 2024 were $34.0 million and $43.8 million, respectively. New project awards for 2025 and 2024 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2025 and 2024 was $40.3 million and $42.9 million, respectively. The decrease was primarily due to:

•
Lower revenue for our Services Division (a decrease of $5.7 million), primarily attributable to lower offshore services work, and
•
No revenue for our Shipyard Division (a decrease of $0.4 million), primarily attributable to the completion of the Ferry Projects, offset partially by,
•
Higher revenue for our Fabrication Division (an increase of $3.6 million), primarily attributable to higher small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $6.6 million (16.4% of revenue) and $6.1 million (14.3% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue for our Fabrication Division,
•
A higher margin project mix for our Fabrication Division, and
•
Improved utilization of our facilities and resources for our Fabrication Division, offset partially by,
•
Lower revenue for our Services Division, and
•
A lower margin project mix for our Services Division.

General and administrative expense – General and administrative expense for 2025 and 2024 was $3.2 million and $3.5 million, respectively, representing a decrease of 7.1%. The decrease was primarily due to:

•
Lower incentive plan costs for our Corporate Division, and
•
The timing of certain costs for all our divisions.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $0.1 million and income of $3.1 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2025 was primarily due to transaction costs of $0.2 million associated with the Acquisition. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of certain real property (consisting of land and buildings) for our Fabrication Division, and
•
Gains on the sales of equipment and scrap materials for our Fabrication Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities for our Fabrication Division.

Interest (expense) income, net – Interest (expense) income, net for 2025 and 2024 was income of $0.5 million and $0.5 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on our long-term debt and the unused portion of our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2025 and 2024 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Operating Segments

Services Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$19,871	$25,468	$(5,597)

Revenue	$19,855	$25,534	$(5,679)
Cost of revenue	17,572	21,921	4,349
Gross profit	2,283	3,613	(1,330)
Gross profit percentage	11.5%	14.1%
General and administrative expense	700	743	43
Other (income) expense, net	—	3	3
Operating income	$1,583	$2,867	$(1,284)

References below to 2025 and 2024 refer to the three months ended March 31, 2025 and 2024, respectively.

New project awards – New project awards for 2025 and 2024 were $19.9 million and $25.5 million, respectively, and were primarily related to offshore services work.

Revenue – Revenue for 2025 and 2024 was $19.9 million and $25.5 million, respectively, representing a decrease of 22.2%. The decrease was primarily due to lower offshore services work, including lower revenue associated with our welding enclosures service line.

Gross profit – Gross profit for 2025 and 2024 was $2.3 million (11.5% of revenue) and $3.6 million (14.1% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
Costs incurred associated with our cleaning and environmental service line (commenced in the second quarter 2024) with minimal associated revenue.

General and administrative expense – General and administrative expense for 2025 and 2024 was $0.7 million and $0.7 million, respectively, representing a decrease of 5.8%.

Fabrication Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$14,385	$18,272	$(3,887)

Revenue	$20,694	$17,138	$3,556
Cost of revenue	16,362	14,946	(1,416)
Gross profit	4,332	2,192	2,140
Gross profit percentage	20.9%	12.8%
General and administrative expense	567	441	(126)
Other (income) expense, net	(30)	(2,970)	(2,940)
Operating income	$3,795	$4,721	$(926)

References below to 2025 and 2024 refer to the three months ended March 31, 2025 and 2024, respectively.

New project awards – New project awards for 2025 and 2024 were $14.4 million and $18.3 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2025 and 2024 was $20.7 million and $17.1 million, respectively, representing an increase of 20.7%. The increase was primarily due to higher small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $4.3 million (20.9% of revenue) and $2.2 million (12.8% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue,
•
A higher margin project mix, and
•
Improved utilization of our facilities and resources associated with higher small-scale fabrication activity.

General and administrative expense – General and administrative expense for 2025 and 2024 was $0.6 million and $0.4 million, respectively, representing an increase of 28.6%. The increase was primarily due to higher business development costs and the timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2024 was income of $3.0 million and was primarily due to:

•
A gain of $2.9 million on the sale of certain real property (consisting of land and buildings), and
•
Gains on the sales of equipment and scrap materials, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facilities.

Shipyard Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$—	$278	$(278)

Revenue	$—	$409	$(409)
Cost of revenue	—	90	90
Gross profit	—	319	(319)
Gross profit percentage		nm
General and administrative expense	—	—	—
Other (income) expense, net	—	(23)	(23)
Operating income	$—	$342	$(342)

References below to 2025 and 2024 refer to the three months ended March 31, 2025 and 2024, respectively.

New project awards, revenue and gross profit – We had no new project awards, revenue or gross profit for 2025 as our Ferry Projects were completed during 2024 and the last warranty period for the Ferry Projects expired in the first quarter 2025. New project awards, revenue and gross profit for 2024 were $0.3 million, $0.4 million and $0.3 million, respectively, and were related to our Ferry Projects.

Corporate Division

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	Change
New project awards (eliminations)	$(276)	$(200)	$(76)

Revenue (eliminations)	$(276)	$(200)	$(76)
Cost of revenue	(276)	(200)	76
Gross profit	—	—	—
General and administrative expense	1,968	2,300	332
Other (income) expense, net	130	(78)	(208)
Operating loss	$(2,098)	$(2,222)	$124

References below to 2025 and 2024 refer to the three months ended March 31, 2025 and 2024, respectively.

General and administrative expense – General and administrative expense for 2025 and 2024 was $2.0 million and $2.3 million, respectively, representing a decrease of 14.4%. The decrease was primarily due to:

•
Lower incentive plan costs, offset partially by,
•
Higher costs associated with initiatives to diversify and enhance our business, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $0.1 million and income of $0.1 million, respectively. Other expense for 2025 was primarily due to transaction costs of $0.2 million associated with the Acquisition.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At March 31, 2025, our cash, cash equivalents, short-term investments and restricted cash totaled $67.5 million, as follows (in thousands):

March 31, 2025
Cash and cash equivalents	$28,636
Short-term investments(1)	37,639
Available cash, cash equivalents and short-term investments	66,275
Restricted cash	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$67,472

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

At March 31, 2025, our working capital was $88.8 million and included $67.5 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at March 31, 2025 was $22.4 million, and consisted of: net contract assets and contract liabilities of $9.1 million; contract receivables and retainage of $25.4 million; prepaid expenses, inventory and other current assets of $8.6 million; and accounts payable, accrued expenses and other current liabilities of $20.7 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at March 31, 2025 and December 31, 2024, and changes in such amounts during the three months ended March 31, 2025, were as follows (in thousands):

	March 31, 2025	December 31, 2024	Change(2)
Contract assets	$10,073	$8,611	$1,462
Contract liabilities	(934)	(1,278)	344
Contracts in progress, net(1)	9,139	7,333	1,806
Contract receivables and retainage, net	25,407	22,487	2,920
Prepaid expenses, inventory and other current assets	8,628	7,046	1,582
Accounts payable, accrued expenses and other current liabilities	(20,738)	(18,981)	(1,757)
Total	$22,436	$17,885	$4,551

(1)
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
(2)
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

Cash Flow Activity (in thousands)

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$2,219	$7,019
Net cash used in investing activities	(300)	(12,453)
Net cash used in financing activities	(567)	(273)

Operating Activities – Cash provided by operating activities for the three months ended March 31, 2025 and 2024 was $2.2 million and $7.0 million, respectively, and was primarily due to the net impacts of the following:

2025 Activity

•
Net income adjusted for depreciation and amortization of $1.3 million and stock-based compensation expense of $0.3 million;
•
Increase in contract receivables and retainage of $2.9 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on various projects for our Fabrication Division and Services Division;
•
Increase in contract assets of $1.5 million related to the timing of billings on projects, primarily due to higher unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $0.3 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Increase in prepaid expenses, inventory and other assets of $0.4 million, primarily due to higher inventory and the timing of certain prepayments. The change differs from the table above primarily due to advances under the DIP Loan as discussed in Note 3, which are reflected within investing activities on our Statement of Cash Flows;
•
Increase in accounts payable, accrued expenses and other current liabilities of $2.1 million related to the timing of payments, primarily due to higher accounts payable positions on various projects for our Fabrication Division, offset partially by incentive compensation payments for all our divisions; and
•
Change in noncurrent assets and liabilities, net of $0.2 million.

2024 Activity

•
Net income adjusted for depreciation and amortization of $1.2 million, a gain on the sale of property and equipment of $3.2 million and stock-based compensation expense of $0.5 million;
•
Decrease in contract receivables and retainage of $9.4 million related to the timing of billings and collections on projects, primarily due to lower receivable positions on various projects for our Fabrication Division and Services Division;
•
Increase in contract assets of $2.2 million related to the timing of billings on projects, primarily due to higher unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $3.7 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $2.1 million, primarily due to prepaid expenses and the associated timing of certain prepayments and the collection of insurance receivables associated with Hurricane Ida as discussed in Note 2;
•
Decrease in accounts payable, accrued expenses and other current liabilities of $3.1 million related to the timing of payments, primarily due to lower accounts payable positions on various projects for our Fabrication Division and incentive compensation payments for all our divisions; and
•
Change in noncurrent assets and liabilities, net of $0.2 million.

Investing Activities – Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.3 million and $12.5 million, respectively. Cash used in investing activities for 2025 was primarily due to advances under the DIP Loan of $1.2 million and capital expenditures of $0.3 million, offset partially by net maturities of short-term investments of $1.1 million. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $19.1 million and capital expenditures of $2.6 million, offset partially by proceeds from the sale of property and equipment of $8.9 million and recoveries from insurance claims of $0.3 million. See Note 1 for further discussion of the property sale and Note 2 for further discussion of our insurance recoveries.

Financing Activities – Cash used in financing activities for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.3 million, respectively. Cash used in financing activities for both periods was primarily due to repurchases of our common stock under our Share Repurchase Program. See Note 6 for further discussion of our Share Repurchase Program.

Credit Facilities

See Note 4 for discussion of our LC Facility, Surety Bonds, Note Agreement and Mortgage Agreement.

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

Liquidity Outlook

We anticipate that the primary uses of our liquidity for the remainder of 2025 and the foreseeable future will be to fund:

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
•
Organic and inorganic opportunities for growth, including any mergers, acquisitions, joint ventures and other strategic transactions that may be considered by us from time to time; and
•
Share repurchases under our Share Repurchase Program (see Note 6 for further discussion of our Share Repurchase Program).

We anticipate capital expenditures of approximately $2.0 to $2.5 million for the remainder of 2025. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at March 31, 2025, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2025 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2025 and 2026, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

Off-Balance Sheet Arrangements

We are not a party to any contract or other obligation not included on our Balance Sheet that has, or is reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

During the first quarter 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, except for the new risk factor included below. The following risk factor should be read in conjunction with the risk factors set forth in the 2024 Annual Report.

We may not be able to consummate the Acquisition pursuant to the Asset Purchase Agreement with ENGlobal, realize the anticipated benefits of the Acquisition, or recover the amounts due from ENGlobal under the DIP Loan or Assumed Loan, which may impact our operations and financial condition.

On April 18, 2025, we were named as the successful bidder in the Bankruptcy Court-supervised auction process for the ENGlobal Business. Accordingly, pursuant to the Asset Purchase Agreement, we will acquire the ENGlobal Business, the consideration for which will be the assumption of certain liabilities and a “credit bid” of $2.5 million, representing the full amount of the DIP Loan. On April 25, 2025, the Bankruptcy Court approved the Acquisition. The Asset Purchase Agreement provides for certain termination rights for both the Company and ENGlobal. See Note 3 for further discussion of the DIP Loan, Assumed Loan, Asset Purchase Agreement and the Acquisition.

We expect to complete the Acquisition in the second quarter 2025, subject to the receipt or waiver of certain customer consents and satisfaction or waiver of customary conditions set forth in the Asset Purchase Agreement. We can give no assurances of the outcome of the Acquisition and whether we will be successful in completing the Acquisition. Further, there can be also no assurances, even if the Acquisition is consummated, that we will be able to realize the anticipated benefits of the Acquisition when expected or at all, and to recover the proceeds and/or collateral under the DIP Loan, if the Acquisition is not completed, or the Assumed Loan. The Acquisition may also be more expensive to complete than anticipated by us and may subject us to potential litigation. If any of these risks occur, our financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended March 31, 2025.

			Current Program(1)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 to 31, 2025	—	$—	—	$3,668
February 1 to 28, 2025	—	$—	—	$3,668
March 1 to 31, 2025	86,364	$6.57	86,364	$3,101
Total	86,364	$6.57	86,364

(1)
On December 4, 2023, we announced that our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock, effective until December 15, 2024. On October 31, 2024, our Board extended the Share Repurchase Program to December 31, 2025. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 6 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information.

Insider Trading Arrangements

During the first quarter 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
31.1	CEO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: May 6, 2025