Form 10-Q
period 2025-06-30
GULF ISLAND FABRICATION INC
filed 2025-08-07
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2025

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of July 31, 2025, was 16,034,779.

GULF ISLAND FABRICATION, INC.

QUARTERLY REPORT ON FORM 10-Q FOR

THE FISCAL QUARTER ENDED JUNE 30, 2025

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended June 30, 2025 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition in connection with the use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

2024 Annual Report	Our annual report for the year ended December 31, 2024, filed with the SEC on Form 10-K on March 5, 2025.

2024 Financial Statements	Our Financial Statements for the year ended December 31, 2024 and related notes, included in our 2024 Annual Report.

Acquisition Date	Collectively, the effective dates for the acquisition of the Automation Business of May 12, 2025 and the Engineering Business and Government Business of June 16, 2025.

Alliance	Alliance 2000, Ltd., a creditor of Englobal.

Alliance Loan	A $2.4 million senior secured loan of Alliance due from Englobal, which was assumed by us effective April 10, 2025, in connection with the Alliance Payment.

Alliance Payment	A $1.5 million cash payment to Alliance in exchange for the Alliance Loan.

Asset Purchase Agreement	Agreement entered into effective April 15, 2025, as amended May 19, 2025, pursuant to which we acquired the Englobal Business.

ASU	Accounting Standards Update.

Automation Business	Certain assets of Englobal’s automation business, acquired pursuant to the Asset Purchase Agreement.

Balance Sheet	Our Consolidated Balance Sheets, as filed in this Report.

Bankruptcy Court	The U.S. Bankruptcy Court for the Southern District of Texas, Houston Division.

Board	Board of Directors of Gulf Island Fabrication, Inc.

contract assets	Costs and estimated earnings recognized to date in excess of cumulative billings.

contract liabilities	Cumulative billings in excess of costs and estimated earnings recognized to date and accrued contract losses.

Corporate Division	Our Corporate reportable segment.

cost-reimbursable	Work is performed and billed to the customer at cost plus a profit margin or other variable fee arrangements which can include a mark-up.

DIP Credit Agreement

A senior secured, super-priority debtors-in-possession credit agreement effective March 5, 2025, as amended May 12, 2025, which provided for loan amounts to Englobal of up to $3.5 million in the aggregate.

DIP Loan	Advances made by us to Englobal under the DIP Credit Agreement, which totaled $3.5 million.

DTA(s)	Deferred Tax Asset(s).

Engineering Business	Certain assets of Englobal’s engineering business, acquired pursuant to the Asset Purchase Agreement.

Englobal	ENGlobal Corporation and certain of its subsidiaries.

Englobal Acquisition	The acquisition of the Englobal Business, pursuant to the Asset Purchase Agreement.

Englobal Business	Collectively, the Automation Business, the Engineering Business and the Government Business, acquired pursuant to the Asset Purchase Agreement.

Englobal Chapter 11	Englobal’s filing for chapter 11 bankruptcy relief pending before the Bankruptcy Court, which commenced on March 5, 2025.

EPC	Engineering, Procurement and Construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Fabrication Division	Our Fabrication reportable segment.

Facilities	Our Houma Facility, Houston Facility and other facilities that support our operations.

FASB	Financial Accounting Standards Board.

Ferry Projects

Contracts and related obligations for our seventy-vehicle ferry and two forty-vehicle ferry projects for our former Shipyard Division operations, which were substantially completed in the fourth quarter 2023 and for which the last warranty period expired in the first quarter 2025.

Financial Statements

Our Consolidated Financial Statements, including comparative consolidated Balance Sheets, Statements of Operations, Statements of Changes in Shareholders’ Equity and Statements of Cash Flows, as filed in this Report.

GAAP	Generally Accepted Accounting Principles in the U.S.

Government Business	Certain assets of Englobal’s government business, acquired pursuant to the Asset Purchase Agreement.

GOA	Gulf of America (previously referred to as the Gulf of Mexico).

Gulf Coast	Along the coast of the Gulf of America.

Houma Facility	Our owned fabrication and operations facility located in Houma, Louisiana.

Houston Facility	Our leased fabrication and operations facility located in Houston, Texas.

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

Mortgage Agreement

Multiple indebtedness mortgage arrangement with Zurich, to secure our obligations and liabilities under our Note Agreement. The mortgage arrangement encumbers the real estate associated with our Houma Facility and includes certain covenants and events of default.

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

OBBBA	The One Big Beautiful Bill Act enacted on July 4, 2025.

offshore	In unprotected waters outside coastlines.

onshore	Inside the coastline on land.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

Pro Forma Information	The condensed combined financial information that gives effect to the Englobal Acquisition as if it had occurred on January 1, 2024.

Purchase Price	The DIP Loan amount of $3.5 million “credit bid” in connection with the Englobal Acquisition.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Share Repurchase Program	Share repurchase program, as amended, authorizing the repurchase of up to $10.0 million of our outstanding common stock expiring December 15, 2026.

Shipyard Division	Our former Shipyard reportable segment.

Statement of Cash Flows	Our Consolidated Statements of Cash Flows, as filed in this Report.

Statement of Operations	Our Consolidated Statements of Operations, as filed in this Report.

Statement of Shareholders’ Equity	Our Consolidated Statements of Changes in Shareholders’ Equity, as filed in this Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,825	$27,284
Restricted cash	1,197	1,197
Short-term investments	14,167	38,784
Contract receivables and retainage, net	27,836	22,487
Contract assets	7,727	8,611
Prepaid expenses and other assets	4,911	5,139
Inventory	2,735	1,907
Total current assets	105,398	105,409
Property, plant and equipment, net	22,777	24,051
Goodwill	3,606	2,217
Other intangibles, net	876	557
Other noncurrent assets	1,691	982
Total assets	$134,348	$133,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,464	$5,801
Contract liabilities	2,078	1,278
Accrued expenses and other liabilities	13,116	13,180
Long-term debt, current	1,117	1,117
Total current liabilities	22,775	21,376
Long-term debt, noncurrent	17,884	17,888
Other noncurrent liabilities	931	850
Total liabilities	41,590	40,114
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 16,041 shares issued and outstanding at June 30, 2025 and 16,346 at December 31, 2024	11,309	11,669
Additional paid-in capital	104,828	108,065
Accumulated deficit	(23,379)	(26,632)
Total shareholders’ equity	92,758	93,102
Total liabilities and shareholders’ equity	$134,348	$133,216

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$37,538	$41,262	$77,811	$84,143
Cost of revenue	33,977	37,104	67,635	73,861
Gross profit	3,561	4,158	10,176	10,282
General and administrative expense	3,286	3,354	6,521	6,838
Other (income) expense, net	1,354	(479)	1,454	(3,547)
Operating income (loss)	(1,079)	1,283	2,201	6,991
Interest (expense) income, net	510	603	1,059	1,145
Income (loss) before income taxes	(569)	1,886	3,260	8,136
Income tax (expense) benefit	(5)	3	(7)	(7)
Net income (loss)	$(574)	$1,889	$3,253	$8,129

Per share data:
Basic income (loss) per share	$(0.04)	$0.12	$0.20	$0.50
Diluted income (loss) per share	$(0.04)	$0.11	$0.20	$0.48

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	11,752	108,825	(35,133)	85,444
Net income	—	—	—	1,889	1,889
Vesting of restricted stock	319	(118)	(1,065)	—	(1,183)
Stock-based compensation expense	—	54	478	—	532
Balance at June 30, 2024	16,516	$11,688	$108,238	$(33,244)	$86,682

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	16,346	$11,669	$108,065	$(26,632)	$93,102
Net income	—	—	—	3,827	3,827
Stock-based compensation expense	—	33	310	—	343
Repurchases of common stock	(86)	(57)	(510)	—	(567)
Balance at March 31, 2025	16,260	11,645	107,865	(22,805)	96,705
Net loss	—	—	—	(574)	(574)
Vesting of restricted stock	218	(86)	(774)	—	(860)
Stock-based compensation expense	—	30	259	—	289
Repurchases of common stock	(437)	(280)	(2,522)	—	(2,802)
Balance at June 30, 2025	16,041	$11,309	$104,828	$(23,379)	$92,758

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,253	$8,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,450	2,433
Change in allowance for doubtful accounts and credit losses	1,500	(28)
(Gain) loss on sale or disposal of property and equipment, net	8	(3,942)
Stock-based compensation expense	632	1,038
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(3,187)	2,893
Contract assets	1,607	518
Prepaid expenses, inventory and other current assets	(508)	2,152
Accounts payable	507	539
Contract liabilities	(638)	(1,341)
Accrued expenses and other current liabilities	(513)	(1,841)
Noncurrent assets and liabilities, net and other	(353)	(253)
Net cash provided by operating activities	4,758	10,297
Cash flows from investing activities:
Capital expenditures	(616)	(3,566)
Acquisition of business	(3,500)	—
Purchase of loan	(1,500)	—
Proceeds from sale of property and equipment	11	9,614
Recoveries from insurance claims	—	326
Purchases of short-term investments	(23,503)	(57,337)
Maturities of short-term investments	48,120	13,455
Net cash provided by (used in) investing activities	19,012	(37,508)
Cash flows from financing activities:
Tax payments for vested stock withholdings	(860)	(1,183)
Repurchases of common stock	(3,369)	(273)
Net cash used in financing activities	(4,229)	(1,456)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,541	(28,667)
Cash, cash equivalents and restricted cash, beginning of period	28,481	39,651
Cash, cash equivalents and restricted cash, end of period	$48,022	$10,984

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Gulf Island Fabrication, Inc. (together with its subsidiaries, “Gulf Island,” “the Company,” “we,” “us” and “our”) is a leading fabricator of complex steel structures, modules and automation systems, and a provider of specialty services, including engineering, project management, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, cleaning and environmental, and technical field services to the industrial, energy and government sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; EPC companies; and federal, state and local governments. We currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facility”) and Houston, Texas (“Houston Facility”). See Note 7 for further discussion of our reportable segments.

Acquisition

During the second quarter 2025, we acquired certain assets of ENGlobal Corporation’s (“Englobal”) automation business (“Automation Business”) effective May 12, 2025, for which the operating results are reflected within our Fabrication Division from the applicable Acquisition Date, and we acquired certain assets of Englobal’s engineering business (“Engineering Business”) and government business (“Government Business” and together with the Automation Business and Engineering Business, the “Englobal Business”) effective June 16, 2025, for which the operating results are reflected within our Services Division from the applicable Acquisition Date. See Notes 3 and 7 for further discussion of the acquisition of the Englobal Business (“Englobal Acquisition”).

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2024, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2024 Financial Statements.

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

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report.

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

Restricted Cash – At June 30, 2025 and December 31, 2024, we had $1.2 million and $1.2 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current or noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 4 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At June 30, 2025 and December 31, 2024, our short-term investments included U.S. Treasuries with original maturities of approximately four to six months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

Inventory

Inventory is recorded at the lower of cost or net realizable value determined using the first-in-first-out basis. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to its current location and condition. Net realizable value is our estimated selling price in the normal course of business, less reasonably predictable costs of completion, disposal and transportation. An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales and salvage value.

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

Depreciation and Amortization Expense

Property, plant and equipment are depreciated on a straight-line basis over estimated useful lives ranging from three to 25 years. Ordinary maintenance and repairs, which do not extend the physical or economic lives of the plant or equipment, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over five to seven years and amortization expense is reflected within general and administrative expense on our Statement of Operations.

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our current reporting units with goodwill consist of our Automation Business within our Fabrication Division (with $1.4 million of goodwill) associated with the Englobal Acquisition and our Services Division as a whole, excluding our Government Business and Engineering Business (with $2.2 million of goodwill). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the six months ended June 30, 2025. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 3 for further discussion of the Englobal Acquisition.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the six months ended June 30, 2025.

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

Revenue Recognition

General – Our revenue is derived from customer contracts and agreements that are awarded on a competitively bid and negotiated basis using a range of contracting options, including fixed-price, unit-rate, time and materials (“T&M”) and cost-reimbursable, or a combination thereof. Our contracts primarily relate to the fabrication of steel structures, modules and automation systems, and certain service arrangements. We recognize revenue from our contracts in accordance with Accounting Standards Update (“ASU”) 2014-09, Topic 606 “Revenue from Contracts with Customers” (“Topic 606”).

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of revenue recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ materially from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2025 and 2024.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At June 30, 2025 and December 31, 2024, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the three and six months ended June 30, 2025, other (income) expense, net for our Corporate Division, included transaction costs of $0.3 million and $0.5 million, respectively, associated with the Englobal Acquisition, and for each of the three and six months ended June 30, 2025, included a charge of $1.5 million related to a reserve for the Alliance Payment made in connection with the Englobal Acquisition. In addition, for the three and six months ended June 30, 2024, other (income) expense, net for our Fabrication Division included gains of $0.7 million and $1.1 million, respectively, related to the sales of excess equipment, and for the six months ended June 30, 2024, included a gain of $2.9 million related to the sale of certain excess real property (consisting of land and buildings) for net cash proceeds of $8.5 million. See Note 3 for further discussion of the Englobal Acquisition and Notes 2 and 3 for further discussion of the Alliance Payment and related reserve.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three months ended June 30, 2025, as no federal income tax benefit was recorded for our losses as a full valuation allowance was recorded against our net deferred tax assets generated during the period, and for the three months ended June 30, 2024, and six months ended June 30, 2025 and 2024, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and six months ended June 30, 2025 and 2024, relate to state income taxes.

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

Income Taxes – In the fourth quarter 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes - Improvements to Income Tax Disclosures,” which requires enhanced disclosures related to our rate reconciliation and income taxes paid information. The new standard will be effective for us in the fourth quarter 2025 and may be applied using either the prospective or retrospective transition method. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. We are evaluating the potential effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

Income Statement Reporting – In the fourth quarter 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures,” which requires additional disclosure of the nature of expenses included in our Statement of Operations as well as disclosures about specific types of expenses included in the expense captions presented in our Statement of Operations. The new standard will be effective for us in the fourth quarter 2027 and may be applied using either the prospective or retrospective transition method. Early adoption of the new standard is permitted; however, we have not elected to early adopt the standard. We are evaluating the potential effect of the new standard on our Financial Statement disclosures; however, adoption will not impact our Financial Statements.

2. REVENUE, CONTRACT ASSETS AND LIABILITIES AND OTHER CONTRACT MATTERS

As discussed in Note 1, we recognize revenue for our contracts in accordance with Topic 606. Summarized below are required disclosures under Topic 606 and other relevant guidance.

Disaggregation of Revenue

The following tables summarize revenue for each of our reportable segments, disaggregated by contract type and duration, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Eliminations	Total
Fixed-price and unit-rate	$141	$7,764	$—	$(9)	$7,896
T&M and cost-reimbursable	20,906	8,081	—	—	28,987
Other	931	—	—	(276)	655
Total	$21,978	$15,845	$—	$(285)	$37,538

Long-term	$141	$13,628	$—	$(9)	$13,760
Short-term	21,837	2,217	—	(276)	23,778
Total	$21,978	$15,845	$—	$(285)	$37,538

	Three Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$514	$16,682	$36	$(3)	$17,229
T&M and cost-reimbursable	21,589	2,045	—	—	23,634
Other	664	—	—	(265)	399
Total	$22,767	$18,727	$36	$(268)	$41,262

Long-term	$514	$17,656	$36	$(3)	$18,203
Short-term	22,253	1,071	—	(265)	23,059
Total	$22,767	$18,727	$36	$(268)	$41,262

	Six Months Ended June 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Eliminations	Total
Fixed-price and unit-rate	$359	$18,799	$—	$(78)	$19,080
T&M and cost-reimbursable	39,095	17,740	—	—	56,835
Other	2,379	—	—	(483)	1,896
Total	$41,833	$36,539	$—	$(561)	$77,811

Long-term	$359	$33,163	$—	$(78)	$33,444
Short-term	41,474	3,376	—	(483)	44,367
Total	$41,833	$36,539	$—	$(561)	$77,811

	Six Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$763	$32,557	$445	$(3)	$33,762
T&M and cost-reimbursable	46,316	3,308	—	—	49,624
Other	1,222	—	—	(465)	757
Total	$48,301	$35,865	$445	$(468)	$84,143

Long-term	$763	$33,614	$445	$(3)	$34,819
Short-term	47,538	2,251	—	(465)	49,324
Total	$48,301	$35,865	$445	$(468)	$84,143

(1)
Operating results for the Services Division include the Engineering Business and the Government Business, and operating results for the Fabrication Division include the Automation Business, from the applicable Acquisition Date. See Note 3 for further discussion of the Englobal Acquisition.
(2)
The Shipyard Division is no longer a reportable segment effective January 1, 2025. Remaining operating results for our former Shipyard Division are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division. See Note 7 for further discussion of our former Shipyard Division and change in reportable segments.

Future Performance Obligations

The following table summarizes our remaining performance obligations for each of our reportable segments, disaggregated by contract type, at June 30, 2025 (in thousands):

	June 30, 2025
	Services	Fabrication	Total
Fixed-price and unit-rate(1)	$470	$5,146	$5,616
T&M and cost-reimbursable	—	1,184	1,184
Total(2)	$470	$6,330	$6,800

(1)
Performance obligations at June 30, 2025, include approximately $2.1 million related to the Englobal Business. See Note 3 for further discussion of the Englobal Acquisition.
(2)
We expect all of our performance obligations at June 30, 2025, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contracts Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at June 30, 2025 and December 31, 2024, is as follows (in thousands):

	June 30,	December 31,
	2025	2024
Contract assets(1), (2)	$7,727	$8,611
Contract liabilities(3), (4)	(2,078)	(1,278)
Contracts in progress, net	$5,649	$7,333

(1)
The decrease in contract assets from December 31, 2024 to June 30, 2025, was primarily due to lower unbilled positions on various projects for our Fabrication Division, offset partially by contract assets related to the Englobal Business.
(2)
Contract assets at June 30, 2025 and December 31, 2024, excluded $6.1 million and $4.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The increase from December 31, 2024 to June 30, 2025, was primarily due to higher unbilled positions on various projects for our Services Division and amounts related to the Englobal Business.
(3)
The increase in contract liabilities from December 31, 2024 to June 30, 2025, was primarily due to contract liabilities related to the Englobal Business.
(4)
Revenue recognized during the three months ended June 30, 2025 and 2024, from amounts included in our contract liabilities balance at March 31, 2025 and 2024, was $0.3 million and $0.8 million, respectively. Revenue recognized during the six months ended June 30, 2025 and 2024, from amounts included in our contract liabilities balance at December 31, 2024 and 2023, was $0.9 million and $4.6 million, respectively.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. For each of the three and six months ended June 30, 2025, our provision for bad debts and credit losses was $1.5 million related to a reserve for the Alliance Payment made in connection with the Englobal Acquisition, and for each of the three and six months ended June 30, 2024, was not significant. Our allowance for doubtful accounts and credit losses at June 30, 2025 and December 31, 2024, was $1.7 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three or six months ended June 30, 2025 or 2024. See Notes 1 and 3 for further discussion of the Englobal Acquisition and Alliance Payment and related reserve.

Variable Consideration

For the three and six months ended June 30, 2025 and 2024, we had no material amounts in revenue related to unapproved change orders, claims or incentives.

Changes in Project Estimates

We determine the impact of changes in estimated margins on projects for a given period by calculating the amount of revenue recognized in the period that would have been recognized in a prior period had such estimated margins been forecasted in the prior period. The total impact of changes in estimated margins for a project as disclosed on a quarterly basis may be different from the applicable year-to-date impact due to the application of the POC method and the changing progress of the project at each period end. Such impacts may also be different when a project is commenced and completed within the applicable year-to-date period but spans multiple quarters. For the three and six months ended June 30, 2025 and 2024, individual projects with significant changes in estimated margins did not have a material net impact on our operating results.

Other Operating and Project Matters

During the six months ended June 30, 2024, we received insurance payments of $2.0 million from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment resulting from Hurricane Ida during 2021, of which $0.3 million was reflected within investing activities and the remainder was classified within operating activities on our Statement of Cash Flows.

3. ACQUISITION

Acquisition Summary – On March 5, 2025, ENGlobal Corporation (“Englobal”) filed for chapter 11 bankruptcy relief (the “Englobal Chapter 11”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). In connection therewith, we entered into a senior secured, super-priority debtors-in-possession credit agreement effective March 5, 2025, as amended May 12, 2025 (the “DIP Credit Agreement”), as lender, with Englobal, as debtor-in-possession, and certain of its subsidiaries, as guarantors. The DIP Credit Agreement provided for potential loan amounts to Englobal of up to $3.5 million in the aggregate, bearing interest at 12.0% per annum (plus a 4.0% default rate per annum, if applicable) and was secured by all assets of Englobal. Pursuant to the DIP Credit Agreement, during the first quarter 2025, we loaned Englobal $1.2 million (which included the roll-up of a prepetition secured bridge loan), and during the second quarter 2025, we loaned Englobal $2.3 million, for a total loan amount of $3.5 million (the “DIP Loan”).

In addition, we entered into a loan sale and assignment agreement effective April 10, 2025 with Alliance 2000, Ltd. (“Alliance”), a creditor of Englobal, pursuant to which we assumed Alliance’s senior secured loan of $2.4 million (the “Alliance Loan”) due from Englobal in exchange for a cash payment of $1.5 million to Alliance (the “Alliance Payment”) during the second quarter 2025.

We entered into the DIP Loan and Alliance Loan with the right to “credit bid” any amounts then-owed under the agreements in any offer by us to purchase all or a portion of Englobal’s assets. On April 18, 2025, we were named as the successful bidder in the Bankruptcy Court-supervised auction process for certain assets of Englobal, which consisted of certain assets of Englobal’s automation business (“Automation Business”), engineering business (“Engineering Business”) and government business (“Government Business” and together with the Automation Business and Engineering Business, the “Englobal Business”). Accordingly, pursuant to an asset purchase agreement effective April 15, 2025, as amended May 19, 2025 (the “Asset Purchase Agreement”), we acquired the Automation Business effective May 12, 2025, and we acquired the Engineering Business and Government Business effective June 16, 2025 (collectively, the “Acquisition Date”), the consideration for which was the assumption of certain liabilities and a “credit bid” of the full amount of the DIP Loan (collectively, the “Englobal Acquisition”). We did not “credit bid” any portion of the Alliance Loan, and accordingly, it continues to be a senior secured obligation of Englobal owed to us.

Preliminary Purchase Price Allocation – We considered the DIP Loan amount of $3.5 million to represent the purchase price (“Purchase Price”) of the Englobal Business given such amount was “credit bid” in connection with the Englobal Acquisition. The Purchase Price is reflected within investing activities on our Statement of Cash Flows. However, because the Alliance Loan was not “credit bid” and we currently do not believe that recovery from Englobal of the Alliance Payment is probable, we recorded a reserve against the full amount of the Alliance Payment, resulting in a charge of $1.5 million for each of the three and six months ended June 30, 2025. In addition, for the three and six months ended June 30, 2025, we incurred transaction costs of $0.3 million and $0.5 million, respectively, associated with the Englobal Acquisition. The aforementioned charge and transaction costs are reflected within other (income) expense, net on our Statement of Operations for our Corporate Division. The Alliance Payment is reflected within investing activities, and the charge is reflected within operating activities, on our Statement of Cash Flows.

The Purchase Price was allocated to the major categories of assets and liabilities acquired based upon estimates of their fair values at the Acquisition Date, which were based, in part, upon outside appraisals for certain assets, including machinery and equipment and specifically-identifiable intangible assets. The excess of the Purchase Price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The factors contributing to the goodwill (which is all deductible for tax purposes) include the acquired established workforce, estimated future cost savings and potential revenue synergies associated with the Englobal Business. The following table summarizes our preliminary allocation of the Purchase Price as of the Acquisition Date (in thousands):

Purchase Price Allocation
Tangible assets and liabilities:
Contract receivables and retainage, net	$2,162
Contract assets	723
Prepaid expenses and other assets	92
Machinery and equipment(1)	708
Accounts payable	(461)
Contract liabilities	(1,438)
Accrued expenses and other liabilities	(75)
Net tangible assets and liabilities	1,711
Intangible assets - trade name(2)	400
Goodwill(3)	1,389
Purchase Price	$3,500

(1)
Represents acquired machinery, equipment and vehicles. The fair values of the assets were estimated based on third-party appraisals.
(2)
Represents the estimated fair value of the existing Englobal trade name for the Automation Business with an estimated life of 5 years. The fair value of the trade name was estimated using the relief-from-royalty method, which incorporated Level 3 inputs and calculated the hypothetical royalty fees that would be saved by owning an intangible asset rather than licensing it from another owner. This method forecasts revenue over the estimated useful life of the asset and applies a royalty rate, tax rate and discount rate to such revenue to calculate the discounted cash flows to arrive at the trade name value. Amortization expense for our intangible assets was not material for either the three or six months ended June 30, 2025, and at June 30, 2025, our intangible asset balance associated with the Englobal Acquisition totaled $0.4 million. Amortization expense is estimated to be $0.1 million for 2025 and approximately $0.1 million for each year thereafter through 2030.
(3)
The portion of the Purchase Price allocated to goodwill resides within our Automation Business, which is included within our Fabrication Division. See Note 1 for further discussion of our goodwill and reporting units.

The allocation of the Purchase Price and related amortization periods are based on preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of the intangible assets and machinery and equipment. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including working capital assets and liabilities associated with variable consideration for certain contracts, and the residual amount allocated to goodwill.

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the Englobal Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the Englobal Acquisition and related events as if they occurred during the period beginning on January 1, 2024 (the earliest period presented in this Report), and gives effect to pro forma events that are directly attributable to the Englobal Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the Englobal Business following the Englobal Acquisition. The Pro Forma Information includes adjustments to: (1) remove transaction costs associated with the Englobal Acquisition of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and include such amounts in the six months ended June 30, 2024, (2) include incremental intangibles amortization, and reflect an increase or decrease in depreciation expense as applicable, for the three and six months ended June 30, 2025 and 2024, related to fair value adjustments associated with the Englobal Acquisition, and (3) include the historical results of the Englobal Business for the three and six months ended June 30, 2025 and 2024.

The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined company following the Englobal Acquisition. The following table presents the Pro Forma Information for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pro forma revenue(1)	$39,122	$46,084	$83,214	$93,340
Pro forma net income (loss)(2)	(1,086)	1,122	1,907	6,032

Per share data:
Basic income (loss) per share	$(0.07)	$0.07	$0.12	$0.37
Diluted income (loss) per share	$(0.07)	$0.07	$0.12	$0.36

(1)
Revenue attributable to the Englobal Business prior to the Acquisition Date was $1.6 million, $4.8 million, $5.4 million and $9.2 million, for the three months ended June 30, 2025 and 2024, and six months ended June 30, 2025 and 2024, respectively. Revenue attributable to the Englobal Business subsequent to the Acquisition Date was $1.3 million for each of the three and six months ended June 30, 2025.
(2)
Net loss attributable to the Englobal Business prior to the Acquisition Date was $0.8 million, $0.8 million, $1.9 million and $1.6 million, for the three months ended June 30, 2025 and 2024, and six months ended June 30, 2025 and 2024, respectively. Net loss attributable to the Englobal Business subsequent to the Acquisition Date was $0.5 million for each of the three and six months ended June 30, 2025.

4. CREDIT FACILITIES AND DEBT

LC Facility

Our LC Facility, as amended, provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and has a maturity date of June 30, 2026. At June 30, 2025, we had $1.2 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 5 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages, and at June 30, 2025, we had $15.6 million of outstanding surety bonds. See Note 5 for further discussion of our surety bonds and related indemnification obligations.

Note Agreement

In connection with the resolution of litigation for our former Shipyard Division, during 2023, we entered into a promissory note (“Note Agreement”) with certain of our Sureties (Fidelity & Deposit Company of Maryland and Zurich American Insurance Company (collectively, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum, with principal and interest payable in 15 equal annual installments of approximately $1.7 million. The first payment was made on December 30, 2024 and the final payment is due on December 31, 2038. At June 30, 2025, our outstanding balance and future annual principal maturities under the Note Agreement, were as follows (in thousands):

Principal Maturities
2025	$1,108
2026	1,141
2027	1,175
2028	1,210
2029	1,247
Thereafter	13,044
Total maturities(1)	18,925
Unamortized interest(2)	76
Total debt	$19,001

(1)
At June 30, 2025, the estimated present value of the Note Agreement amount was $12.9 million based on an estimated market rate of interest.
(2)
Due to the forbearance of interest from the issuance date of the Note Agreement until January 1, 2024, the effective rate on the Note Agreement is 2.9% per annum. Unamortized interest represents the difference between the effective interest rate and the stated interest rate on the Note Agreement.

Mortgage Agreement

We have a multiple indebtedness mortgage arrangement (“Mortgage Agreement”) with Zurich to secure our obligations and liabilities under the Note Agreement. The Mortgage Agreement, as amended, encumbers all real estate associated with our Houma Facility, includes certain covenants and events of default, and requires that 50 percent of the net proceeds (as defined by the Mortgage Agreement) received by us in excess of $8.0 million from the sale of any real estate of our Houma Facility be used to make early payments on the principal balance under the Note Agreement. The Mortgage Agreement will terminate when the Note Agreement is repaid. See “Note Agreement” above for further discussion of the Note Agreement.

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

Forty-Vehicle Ferry Projects

As discussed in our 2024 Financial Statements, prior to 2024 we experienced rework, construction and commissioning challenges on our two forty-vehicle ferry projects for our former Shipyard Division as a result of customer design deficiencies, resulting in previous cost increases (including the need to fabricate a new hull for one of the vessels) and liquidated damages. During 2021, we submitted claims to our customer to recover the cost impacts of such design deficiencies. In accordance with contract requirements and North Carolina state law, in July 2024, we submitted our finalized claim to the customer for these cost and schedule impacts. In October 2024, the customer denied our claim, after which we filed a lawsuit in Superior Court for Wake County (docket number 24-CV-035012-910). In December 2024, the customer responded, denying liability and asserted a counterclaim in an unspecified amount, alleging defective workmanship in our construction of the ferries. The warranty claims asserted by the customer during the warranty periods for the vessels were not material and we are not aware of any other material claims regarding alleged defective workmanship for either vessel. In May 2025, a mediation between the parties was held; however, it was not successful. Discovery for the lawsuit is ongoing and trial is currently set for February 2, 2026. At June 30, 2025, no amounts have been included in revenue related to potential recoveries from our claim and we can provide no assurances that we will be successful with our claim or recover any previously incurred costs.

Insurance

We maintain insurance coverage for various aspects of our business and operations. However, we may be exposed to future losses due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. During the second quarter 2025, we reviewed our insurance coverage options for our property and equipment and determined that the benefits of such coverage continue to be outweighed by coverage limitations and high premiums and deductibles. Accordingly, we continue to be generally uninsured for exposures resulting from any future damage to our property and equipment.

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

6. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income (loss) per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(574)	$1,889	$3,253	$8,129

Denominator:
Weighted average basic shares	16,187	16,415	16,263	16,315
Effect of dilutive share-based awards	—	449	279	495
Weighted average diluted shares	16,187	16,864	16,542	16,810

Basic income (loss) per share	$(0.04)	$0.12	$0.20	$0.50
Diluted income (loss) per share	$(0.04)	$0.11	$0.20	$0.48

Shareholders’ Equity

We have a share repurchase program, as amended (“Share Repurchase Program”), authorizing the repurchase of up to $10.0 million of our outstanding common stock expiring December 15, 2026. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of our common stock and may be modified, increased, suspended or terminated at the discretion of the Board. During the six months ended June 30, 2025 and 2024, we repurchased 523,593 and 60,860 shares of our common stock for $3.4 million and $0.3 million, respectively, and at June 30, 2025, we had remaining authorization to purchase $5.3 million under the Share Repurchase Program.

7. REPORTABLE SEGMENTS

During 2021, we sold our former Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, the “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, the Shipyard Division is no longer a reportable segment effective January 1, 2025. Accordingly, we currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Remaining operating results for our former Shipyard Division for the three and six months ended June 30, 2025, are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division.

Further, during the second quarter 2025, we acquired the Automation Business, for which the operating results are reflected within in our Fabrication Division from the applicable Acquisition Date, and we acquired the Engineering Business and Government Business, for which the operating results are reflected within our Services Division from the applicable Acquisition Date. The Automation Business provides engineering, design, fabrication and integration of industrial automation systems to the oil and gas, renewable energy and traditional power industries. The Engineering Business provides various engineering solutions to the oil and gas and renewable energy industries. The Government Business provides Englobal’s engineering and automation solutions to federal, state and local governments and educational institutions, generally in the form of technical field services. See Note 3 for further discussion of the Englobal Acquisition. Our two operating divisions and Corporate Division are discussed below.

Services Division – Our Services Division provides maintenance, repair, construction, scaffolding, coatings, welding enclosures, cleaning and environmental and other specialty services on offshore platforms and inland structures and at industrial facilities; provides services required to connect production equipment and service modules and equipment on offshore platforms; and provides engineering, design, project management, commissioning and technical field services for the oil and gas and renewable energy industries and federal, state and local governments. Our services activities are managed from our various Facilities.

Fabrication Division – Our Fabrication Division fabricates modules, skids and piping systems for onshore refining, petrochemical, LNG and industrial facilities and offshore facilities; fabricates foundations, secondary steel components and support structures for alternative energy developments and coastal mooring facilities; fabricates, assembles and integrates industrial automation systems for the oil and gas, renewable energy and traditional power industries; fabricates offshore production platforms and associated structures, including jacket foundations, piles and topsides for fixed production and utility platforms, as well as hulls and topsides for floating production and utility platforms for the oil and gas industry; and fabricates other complex steel structures and components for a variety of end markets. Our fabrication activities are performed at our Houma Facility and Houston Facility.

Corporate Division and Allocations – Our Corporate Division includes costs that do not directly relate to our operating divisions. Such costs include, but are not limited to, costs of maintaining our corporate office, executive management salaries and incentives, Board fees, certain insurance costs and costs associated with overall corporate governance and reporting requirements for a publicly traded company. Shared resources and costs that benefit more than one operating division are allocated amongst the operating divisions based on each operating division’s estimated share of the benefit received. Such costs include, but are not limited to, human resources, insurance, information technology, accounting, business development and certain division leadership costs.

Segment Results – Our chief operating decision maker is our chief executive officer and he generally evaluates the performance of, and allocates resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and six months ended June 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended June 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Corporate	Consolidated
Revenue (eliminations)	$21,978	$15,845	$—	$(285)	$37,538
Cost of revenue	19,580	14,682	—	(285)	33,977
Gross profit	2,398	1,163	—	—	3,561
General and administrative expense	829	828	—	1,629	3,286
Other (income) expense, net	—	(72)	—	1,426	1,354
Operating income (loss)	$1,569	$407	$—	$(3,055)	$(1,079)

Other financial information:
Depreciation and amortization expense	$437	$733	$—	$24	$1,194
Interest (expense) income, net	$—	$—	$—	$510	$510
Capital expenditures	$71	$238	$—	$—	$309
Total assets(3)	$25,659	$41,745	$—	$66,944	$134,348

	Three Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue (eliminations)	$22,767	$18,727	$36	$(268)	$41,262
Cost of revenue	19,879	17,488	5	(268)	37,104
Gross profit	2,888	1,239	31	—	4,158
General and administrative expense	687	545	—	2,122	3,354
Other (income) expense, net	12	(435)	22	(78)	(479)
Operating income (loss)	$2,189	$1,129	$9	$(2,044)	$1,283

Other financial information:
Depreciation and amortization expense	$486	$674	$—	$80	$1,240
Interest (expense) income, net	$—	$—	$—	$603	$603
Capital expenditures	$373	$640	$—	$—	$1,013
Total assets(3)	$26,179	$39,449	$541	$67,094	$133,263

	Six Months Ended June 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Corporate	Consolidated
Revenue (eliminations)	$41,833	$36,539	$—	$(561)	$77,811
Cost of revenue	37,152	31,044	—	(561)	67,635
Gross profit	4,681	5,495	—	—	10,176
General and administrative expense	1,529	1,395	—	3,597	6,521
Other (income) expense, net	—	(102)	—	1,556	1,454
Operating income (loss)	$3,152	$4,202	$—	$(5,153)	$2,201

Other financial information:
Depreciation and amortization expense	$919	$1,431	$—	$100	$2,450
Interest (expense) income, net	$—	$—	$—	$1,059	$1,059
Capital expenditures	$71	$545	$—	$—	$616
Total assets(3)	$25,659	$41,745	$—	$66,944	$134,348

	Six Months Ended June 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue (eliminations)	$48,301	$35,865	$445	$(468)	$84,143
Cost of revenue	41,800	32,434	95	(468)	73,861
Gross profit	6,501	3,431	350	—	10,282
General and administrative expense	1,430	986	—	4,422	6,838
Other (income) expense, net	15	(3,405)	(1)	(156)	(3,547)
Operating income (loss)	$5,056	$5,850	$351	$(4,266)	$6,991

Other financial information:
Depreciation and amortization expense	$966	$1,309	$—	$158	$2,433
Interest (expense) income, net	$—	$—	$—	$1,145	$1,145
Capital expenditures	$667	$2,899	$—	$—	$3,566
Total assets(3)	$26,179	$39,449	$541	$67,094	$133,263

(1)
Operating results for the Services Division include the Engineering Business and the Government Business, and operating results for the Fabrication Division include the Automation Business, from the applicable Acquisition Date. See Note 3 for further discussion of the Englobal Acquisition.
(2)
The Shipyard Division is no longer a reportable segment effective January 1, 2025. Remaining operating results for our former Shipyard Division are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division.
(3)
Cash and short-term investments are reported within our Corporate Division.

8. SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal Revenue Code of 1986, as amended. We are evaluating the potential effect of the OBBBA on our Financial Statements and related disclosures.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to operating results; diversification and entry into new end markets; our integration of the Englobal Business into our existing operations and realization of the anticipated benefits of the Englobal Acquisition; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; tax rates; implementation of our Share Repurchase Program and any other return of capital to shareholders; liquidity; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The timing and amount of any share repurchases under the Share Repurchase Program will be at the discretion of management and will depend on a variety of factors including, but not limited to, our operating performance, cash flow and financial position, the market price of our common stock and general economic and market conditions. The Share Repurchase Program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Any other return of capital to shareholders will be at the discretion of the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: our ability to successfully integrate the Englobal Business into our existing operations and realize the anticipated benefits of the Englobal Acquisition; cyclical nature of the oil and gas industry; competitive pricing and cost overruns on our projects; competition; reliance on significant customers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; changes in contract estimates; operating dangers, weather events and availability and limits on insurance coverage; utilization of facilities; operability and adequacy of our major equipment; changes in trade policies of the U.S. and other countries, including tariffs and related market uncertainties; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; failure of our safety assurance program; weather impacts to operations; performance of subcontractors and dependence on suppliers; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; customer or subcontractor disputes; systems and information technology interruption or failure and data security breaches; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; barriers to entry into new lines of business; our ability to execute our Share Repurchase Program and enhance shareholder value; any future asset impairments; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; and other factors described under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report as updated under “Risk Factors” in Part II, Item 1A of this Report and as may be further updated by subsequent filings with the SEC.

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

Overview

We are a leading fabricator of complex steel structures, modules and automation systems, and a provider of specialty services, including engineering, project management, commissioning, repair, maintenance, scaffolding, coatings, welding enclosures, cleaning and environmental, and technical field services to the industrial, energy and government sectors. Our customers include U.S. and, to a lesser extent, international energy producers; refining, petrochemical, LNG, industrial and power operators; EPC companies; and federal, state and local governments. We currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Our corporate headquarters is located in The Woodlands, Texas and our primary operating facilities are located in Houma, Louisiana (“Houma Facility”) and Houston, Texas (“Houston Facility”). See Note 7 for further discussion of our reportable segments.

Former Shipyard Division

During 2021, we sold our former Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, the “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, the Shipyard Division is no longer a reportable segment effective January 1, 2025. Remaining operating results for our former Shipyard Division for the three and six months ended June 30, 2025, are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division. See Note 7 for further discussion of our former Shipyard Division.

Acquisition

During the second quarter 2025, we acquired the Automation Business effective May 12, 2025, for which the operating results are reflected within in our Fabrication Division from the applicable Acquisition Date, and we acquired the Engineering Business and the Government Business effective June 16, 2025, for which the operating results are reflected within our Services Division from the applicable Acquisition Date. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

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

The ultimate business and financial impacts of oil and gas price volatility and macroeconomic conditions on our business and results of operations continues to be uncertain, but the impacts have included, or may continue to include, among other things, reduced bidding activity; suspension or termination of backlog; deterioration of customer financial condition; and unanticipated project costs and schedule delays due to supply chain disruptions, labor and material price increases, lower labor productivity, increased employee and contractor turnover, craft labor hiring challenges, increased safety incidents, lack of performance by subcontractors and suppliers, and contract disputes. We continue to monitor the impacts of oil and gas price volatility and macroeconomic conditions on our operations, and our estimates in future periods will be revised for any events and changes in circumstances arising after the date of this Report. See Note 1 for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 for further discussion of the impacts of the aforementioned on our projects.

Recent Regulatory Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal Revenue Code of 1986, as amended. We are evaluating the potential effect of the OBBBA on our Financial Statements and related disclosures. See Note 8 for further discussion of the OBBBA.

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

With the significant progress achieved on these objectives, including the completion of the wind down of our former Shipyard Division operations, we have shifted our priorities to the current phase of our strategic transformation, which is focused on generating stable, profitable growth. Underpinning this strategy is a focus on the following initiatives, which encompass any ongoing initiatives associated with the first phase of our strategic transformation:

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

Efforts to further improve our resource utilization – We are focused on maintaining and growing our small-scale fabrication business to provide more consistent utilization of our resources, while continuing to selectively pursue large-scale fabrication opportunities that meet our risk and reward expectations. In addition, we have taken actions to improve our resource utilization through the rationalization and integration of our facilities and operations. During the first quarter 2024, we sold certain real property (consisting of land and buildings) and further consolidated our fabrication operations within our Houma Facility. See Note 1 for further discussion of the property sale.

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

Efforts to diversify our offshore services customer base, increase our offshore services offerings and expand our services business to include onshore facilities along the Gulf Coast – We believe diversifying and expanding our services business will deliver a more stable revenue stream while providing underpinning work to recruit, develop and retain our craft professionals. During the second quarter 2024, we expanded our offshore services offering to include cleaning and environmental services, which provides flushing and removal of hydrocarbon residue from process equipment and piping on offshore facilities prior to the performance of maintenance, repair or decommissioning. We are also pursuing opportunities to partner with original equipment manufacturers and other potential partners to provide critical services and value added solutions to our customers in the Gulf of America (“GOA”) and along the Gulf Coast. In addition, during the second quarter 2025, we completed the Englobal Acquisition, which broadened our service offerings to include engineering and technical field services and expanded our customer base.

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2024, we were awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. While subsea fabrication activity during the first half of 2025 has been less than expectations, we anticipate improvement in the back half of 2025 and in 2026 associated with subsea developments across the GOA, Guyana and Brazil.

Efforts to reduce our reliance on the offshore oil and gas construction sector, pursue new growth end markets and increase our T&M versus fixed price revenue mix – While we continue to pursue opportunities in our traditional offshore markets, we are pursuing initiatives to grow our business and diversify our revenue mix.

•
Fabricate onshore modules, piping systems and structures – We continue to focus our business development efforts on the fabrication of modules, piping systems and other structures for onshore refining, petrochemical, LNG and industrial facilities. We are having success with smaller project opportunities and our volume of bidding activity for onshore modules, piping systems and structures continues to be strong. We continue to believe that our strategic location in Houma, Louisiana and previous record of quality and on-time completion of onshore modules position us well to compete in the onshore fabrication market. In addition, during the second quarter 2025, we completed the Englobal Acquisition, which broadened our fabrication offerings to include the fabrication of automation systems, expanded our customer base and strengthened our fabrication offerings with supplemental engineering capabilities. We intend to remain disciplined in our pursuit of future large project opportunities to ensure we do not take unnecessary risks generally associated with the long-term, fixed-price nature of such projects. The timing of any future large project opportunities may be impacted by ongoing uncertainty created by oil and gas price volatility and macroeconomic conditions. In the interim, we continue to strengthen our relationships with key customers and strategic partners to enhance our competitive position. See Note 1 and “Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on our Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions, and Notes 3 and 7 for further discussion of the Englobal Acquisition.
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
•
The level of fabrication opportunities in our traditional offshore markets and the new markets that we are pursuing, including refining, petrochemical, LNG and industrial facilities, alternative energy and offshore wind developments;
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
•
The successful integration of the Englobal Business into our operations, including retention of customers and personnel;
•
Consideration of organic and inorganic opportunities for growth, including, but not limited to, mergers, acquisitions, joint ventures, partnerships and other strategic arrangements, transactions and capital allocations; and
•
The operability and adequacy of our major equipment.

In addition, our results may also be adversely affected by (i) losses associated with the Englobal Business until it generates sufficient revenue to fully recover its operating costs, (ii) costs associated with the retention of certain personnel that may be temporarily under-utilized as we evaluate our resource requirements to support our future operations, (iii) investments in key personnel and process improvement efforts to support our aforementioned initiatives, (iv) costs associated with the pursuit of, and investments in, strategic opportunities, and (v) costs associated with investments in organic growth opportunities prior to generating sufficient revenue to fully recover such costs, if at all. See Note 1 and “Impacts of Oil and Gas Volatility and Macroeconomic Conditions on Operations” above for further discussion of the impacts of oil and gas price volatility and macroeconomic conditions and Note 2 and “Results of Operations” below for further discussion of our project impacts.

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

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at June 30, 2025, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by reportable segment for the three and six months ended June 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025(1)	2024	2025(1)	2024
Services	$21,858	$22,392	$41,729	$47,860
Fabrication	10,558	17,610	24,943	35,882
Shipyard(2)	—	76	—	354
Eliminations	(285)	(268)	(561)	(468)
Total	$32,131	$39,810	$66,111	$83,628

(1)
New awards for the Services Division include the Engineering Business and the Government Business, and new awards for the Fabrication Division include the Automation Business, from the applicable Acquisition Date. See Note 3 for further discussion of the Englobal Acquisition.
(2)
The Shipyard Division is no longer a reportable segment effective January 1, 2025. Remaining operating results for our former Shipyard Division are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division.

Backlog by reportable segment at June 30, 2025 and December 31, 2024, is as follows (in thousands):

	June 30, 2025		December 31, 2024
	Amount	Labor Hours	Amount	Labor Hours
Services	$470	2	$52	1
Fabrication	6,330	45	15,499	123
Total(1), (2)	$6,800	47	$15,551	124

(1)
Backlog at June 30, 2025, includes approximately $2.1 million related to the Englobal Business. See Note 3 for further discussion of the Englobal Acquisition.
(2)
We expect all of our backlog at June 30, 2025, to be recognized as revenue during 2025. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$32,131	$39,810	$(7,679)

Revenue	$37,538	$41,262	$(3,724)
Cost of revenue	33,977	37,104	3,127
Gross profit	3,561	4,158	(597)
Gross profit percentage	9.5%	10.1%
General and administrative expense	3,286	3,354	68
Other (income) expense, net	1,354	(479)	(1,833)
Operating income (loss)	(1,079)	1,283	(2,362)
Interest (expense) income, net	510	603	(93)
Income (loss) before income taxes	(569)	1,886	(2,455)
Income tax (expense) benefit	(5)	3	(8)
Net income (loss)	$(574)	$1,889	$(2,463)

References below to 2025 and 2024 refer to the three months ended June 30, 2025 and 2024, respectively. Consolidated operating results for 2025 include the results of the Englobal Business from the Acquisition Date, including an operating loss of $0.5 million. Specifically, operating results for the Fabrication Division include the Automation Business, and operating results for the Services Division include the Engineering Business and Government Business, from the applicable Acquisition Date. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $32.1 million and $39.8 million, respectively. New project awards for 2025 and 2024 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2025 and 2024 was $37.5 million and $41.3 million, respectively. The decrease was primarily due to:

•
Lower revenue for our Services Division (a decrease of $0.8 million), primarily attributable to lower offshore services work, and
•
Lower revenue for our Fabrication Division (a decrease of $2.9 million), primarily attributable to lower small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $3.6 million (9.5% of revenue) and $4.2 million (10.1% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue for our Fabrication Division and Services Division,
•
A lower margin project mix for our Services Division, and
•
Lower utilization of our facilities and resources for our Fabrication Division, including the underutilization of our facilities and resources for the Automation Business, offset partially by,
•
A higher margin project mix for our Fabrication Division.

General and administrative expense – General and administrative expense for 2025 and 2024 was $3.3 million and $3.4 million, respectively, representing a decrease of 2.0%. The decrease was primarily due to:

•
Lower incentive plan costs for our Corporate Division, and
•
The timing of certain costs for all our divisions, offset partially by,
•
Higher costs for our Fabrication Division and Services Division, including the acquisition of the Englobal Business.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.4 million and income of $0.5 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition for our Corporate Division, and
•
Transaction costs of $0.3 million associated with the Englobal Acquisition for our Corporate Division, offset partially by,
•
A gain of $0.4 million associated with insurance recoveries for our Corporate Division.

Other income for 2024 was primarily due to:

•
Gains of $0.7 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facility for our Fabrication Division.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Interest (expense) income, net – Interest (expense) income, net for 2025 and 2024 was income of $0.5 million and $0.6 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on our long-term debt and the unused portion of our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2025 and 2024 represents state income taxes. No federal income tax benefit was recorded for our loss for 2025 as a full valuation allowance was recorded against our net deferred tax assets generated during the period, and no federal income tax expense was recorded for our income for 2024 as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Segments

Services Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$21,858	$22,392	$(534)

Revenue	$21,978	$22,767	$(789)
Cost of revenue	19,580	19,879	299
Gross profit	2,398	2,888	(490)
Gross profit percentage	10.9%	12.7%
General and administrative expense	829	687	(142)
Other (income) expense, net	—	12	12
Operating income	$1,569	$2,189	$(620)

References below to 2025 and 2024 refer to the three months ended June 30, 2025 and 2024, respectively. Operating results for our Services Division for 2025 include the results of the Engineering Business and Government Business from the applicable Acquisition Date, including an operating loss of $0.2 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $21.9 million and $22.4 million, respectively, and were primarily related to offshore services work.

Revenue – Revenue for 2025 and 2024 was $22.0 million and $22.8 million, respectively, representing a decrease of 3.5%. The decrease was primarily due to lower offshore services work, including lower revenue associated with our welding enclosures service line.

Gross profit – Gross profit for 2025 and 2024 was $2.4 million (10.9% of revenue) and $2.9 million (12.7% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
The underutilization of our resources for the Engineering Business and Government Business.

General and administrative expense – General and administrative expense for 2025 and 2024 was $0.8 million and $0.7 million, respectively, representing an increase of 20.7%. The increase is primarily due to:

•
The acquisition of the Engineering Business and Government Business, and
•
The timing of certain costs.

Fabrication Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$10,558	$17,610	$(7,052)

Revenue	$15,845	$18,727	$(2,882)
Cost of revenue	14,682	17,488	2,806
Gross profit	1,163	1,239	(76)
Gross profit percentage	7.3%	6.6%
General and administrative expense	828	545	(283)
Other (income) expense, net	(72)	(435)	(363)
Operating income	$407	$1,129	$(722)

References below to 2025 and 2024 refer to the three months ended June 30, 2025 and 2024, respectively. Operating results for our Fabrication Division for 2025 include the results of the Automation Business from the applicable Acquisition Date, including an operating loss of $0.3 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $10.6 million and $17.6 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2025 and 2024 was $15.8 million and $18.7 million, respectively, representing a decrease of 15.4%. The decrease was primarily due to lower small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $1.2 million (7.3% of revenue) and $1.2 million (6.6% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue,
•
Lower utilization of our facilities and resources associated with lower small-scale fabrication activity, and
•
The underutilization of our facilities and resources for the Automation Business, offset partially by,
•
A higher margin project mix.

General and administrative expense – General and administrative expense for 2025 and 2024 was $0.8 million and $0.5 million, respectively, representing an increase of 51.9%. The increase was primarily due to:

•
Higher business development costs,
•
The acquisition of the Automation Business, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was income of $0.1 million and $0.4 million, respectively. Other income for 2024 was primarily due to:

•
Gains of $0.7 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.4 million associated with the consolidation of fabrication activities at our Houma Facility.

Former Shipyard Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$—	$76	$(76)

Revenue	$—	$36	$(36)
Cost of revenue	—	5	5
Gross profit	—	31	(31)
Gross profit percentage		nm
General and administrative expense	—	—	—
Other (income) expense, net	—	22	22
Operating income	$—	$9	$(9)

References below to 2025 and 2024 refer to the three months ended June 30, 2025 and 2024, respectively.

New project awards, revenue and gross profit – We had no new project awards, revenue or gross profit for 2025 as our Ferry Projects were completed during 2024 and the last warranty period for the Ferry Projects expired in the first quarter 2025. New project awards, revenue and gross profit for 2024 were related to the Ferry Projects. See Note 7 for further discussion of our former Shipyard Division.

Corporate Division

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards (eliminations)	$(285)	$(268)	$(17)

Revenue (eliminations)	$(285)	$(268)	$(17)
Cost of revenue	(285)	(268)	17
Gross profit	—	—	—
General and administrative expense	1,629	2,122	493
Other (income) expense, net	1,426	(78)	(1,504)
Operating loss	$(3,055)	$(2,044)	$(1,011)

References below to 2025 and 2024 refer to the three months ended June 30, 2025 and 2024, respectively.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.6 million and $2.1 million, respectively, representing a decrease of 23.2%. The decrease was primarily due to:

•
Lower incentive plan costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.4 million and income of $0.1 million, respectively. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition, and
•
Transaction costs of $0.3 million associated with the Englobal Acquisition, offset partially by,
•
A gain of $0.4 million associated with insurance recoveries.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Comparison of the Six Months Ended June 30, 2025 and 2024 (in thousands in each table, except for percentages):

Consolidated

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$66,111	$83,628	$(17,517)

Revenue	$77,811	$84,143	$(6,332)
Cost of revenue	67,635	73,861	6,226
Gross profit	10,176	10,282	(106)
Gross profit percentage	13.1%	12.2%
General and administrative expense	6,521	6,838	317
Other (income) expense, net	1,454	(3,547)	(5,001)
Operating income	2,201	6,991	(4,790)
Interest (expense) income, net	1,059	1,145	(86)
Income before income taxes	3,260	8,136	(4,876)
Income tax (expense) benefit	(7)	(7)	—
Net income	$3,253	$8,129	$(4,876)

References below to 2025 and 2024 refer to the six months ended June 30, 2025 and 2024, respectively. Consolidated operating results for 2025 include the results of the Englobal Business from the Acquisition Date, including an operating loss of $0.5 million. Specifically, operating results for the Fabrication Division include the Automation Business, and operating results for the Services Division include the Engineering Business and Government Business, from the applicable Acquisition Date. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $66.1 million and $83.6 million, respectively. New project awards for 2025 and 2024 were primarily related to:

•
Small-scale fabrication work for our Fabrication Division, and
•
Offshore services work for our Services Division.

Revenue – Revenue for 2025 and 2024 was $77.8 million and $84.1 million, respectively. The decrease was primarily due to:

•
Lower revenue for our Services Division (a decrease of $6.5 million), primarily attributable to lower offshore services work, and
•
No revenue for our Shipyard Division (a decrease of $0.4 million), primarily attributable to the completion of the Ferry Projects, offset partially by,
•
Higher revenue for our Fabrication Division (an increase of $0.7 million), primarily attributable to higher small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $10.2 million (13.1% of revenue) and $10.3 million (12.2% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue for our Services Division, and
•
A lower margin project mix for our Services Division, offset partially by,
•
A higher margin project mix for our Fabrication Division.

General and administrative expense – General and administrative expense for 2025 and 2024 was $6.5 million and $6.8 million, respectively, representing a decrease of 4.6%. The decrease was primarily due to:

•
Lower incentive plan costs for our Corporate Division, and
•
The timing of certain costs for all our divisions, offset partially by,
•
Higher costs for our Fabrication Division and Services Division, including the acquisition of the Englobal Business.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.5 million and income of $3.5 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition for our Corporate Division, and
•
Transaction costs of $0.5 million associated with the Englobal Acquisition for our Corporate Division, offset partially by,
•
A gain of $0.4 million associated with insurance recoveries for our Corporate Division.

Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of certain excess real property (consisting of land and buildings) for our Fabrication Division,
•
Gains of $1.1 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facility for our Fabrication Division.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Interest (expense) income, net – Interest (expense) income, net for 2025 and 2024 was income of $1.1 million and $1.1 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on our long-term debt and the unused portion of our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2025 and 2024 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Segments

Services Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$41,729	$47,860	$(6,131)

Revenue	$41,833	$48,301	$(6,468)
Cost of revenue	37,152	41,800	4,648
Gross profit	4,681	6,501	(1,820)
Gross profit percentage	11.2%	13.5%
General and administrative expense	1,529	1,430	(99)
Other (income) expense, net	—	15	15
Operating income	$3,152	$5,056	$(1,904)

References below to 2025 and 2024 refer to the six months ended June 30, 2025 and 2024, respectively. Operating results for our Services Division for 2025 include the results of the Engineering Business and Government Business from the applicable Acquisition Date, including an operating loss of $0.2 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $41.7 million and $47.9 million, respectively, and were primarily related to offshore services work.

Revenue – Revenue for 2025 and 2024 was $41.8 million and $48.3 million, respectively, representing a decrease of 13.4%. The decrease was primarily due to lower offshore services work, including lower revenue associated with our welding enclosures service line.

Gross profit – Gross profit for 2025 and 2024 was $4.7 million (11.2% of revenue) and $6.5 million (13.5% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue,
•
A lower margin project mix,
•
Costs incurred associated with our cleaning and environmental service line (commenced in the second quarter 2024) with minimal associated revenue, and
•
The underutilization of our resources for the Engineering Business and Government Business.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.5 million and $1.4 million, respectively, representing an increase of 6.9%, primarily due to the acquisition of the Engineering Business and Government Business.

Fabrication Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$24,943	$35,882	$(10,939)

Revenue	$36,539	$35,865	$674
Cost of revenue	31,044	32,434	1,390
Gross profit	5,495	3,431	2,064
Gross profit percentage	15.0%	9.6%
General and administrative expense	1,395	986	(409)
Other (income) expense, net	(102)	(3,405)	(3,303)
Operating income	$4,202	$5,850	$(1,648)

References below to 2025 and 2024 refer to the six months ended June 30, 2025 and 2024, respectively. Operating results for our Fabrication Division for 2025 include the results of the Automation Business from the applicable Acquisition Date, including an operating loss of $0.3 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $24.9 million and $35.9 million, respectively, and were primarily related to small-scale fabrication work.

Revenue – Revenue for 2025 and 2024 was $36.5 million and $35.9 million, respectively, representing an increase of 1.9%. The increase was primarily due to higher small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $5.5 million (15.0% of revenue) and $3.4 million (9.6% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to a higher margin project mix.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.4 million and $1.0 million, respectively, representing an increase of 41.5%. The increase was primarily due to:

•
Higher business development costs,
•
The acquisition of the Automation Business, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was income of $0.1 million and $3.4 million, respectively. Other income for 2024 was primarily due to:

•
A gain of $2.9 million on the sale of certain excess real property (consisting of land and buildings),
•
Gains of $1.1 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.7 million associated with the consolidation of fabrication activities at our Houma Facility.

Former Shipyard Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$—	$354	$(354)

Revenue	$—	$445	$(445)
Cost of revenue	—	95	95
Gross profit	—	350	(350)
Gross profit percentage		nm
General and administrative expense	—	—	—
Other (income) expense, net	—	(1)	(1)
Operating income	$—	$351	$(351)

References below to 2025 and 2024 refer to the six months ended June 30, 2025 and 2024, respectively.

New project awards, revenue and gross profit – We had no new project awards, revenue or gross profit for 2025 as our Ferry Projects were completed during 2024 and the last warranty period for the Ferry Projects expired in the first quarter 2025. New project awards, revenue and gross profit for 2024 were related to the Ferry Projects. See Note 7 for further discussion of our former Shipyard Division.

Corporate Division

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards (eliminations)	$(561)	$(468)	$(93)

Revenue (eliminations)	$(561)	$(468)	$(93)
Cost of revenue	(561)	(468)	93
Gross profit	—	—	—
General and administrative expense	3,597	4,422	825
Other (income) expense, net	1,556	(156)	(1,712)
Operating loss	$(5,153)	$(4,266)	$(887)

References below to 2025 and 2024 refer to the six months ended June 30, 2025 and 2024, respectively.

General and administrative expense – General and administrative expense for 2025 and 2024 was $3.6 million and $4.4 million, respectively, representing a decrease of 18.7%. The decrease was primarily due to:

•
Lower incentive plan costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.6 million and income of $0.2 million, respectively. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition, and
•
Transaction costs of $0.5 million associated with the Englobal Acquisition, offset partially by,
•
A gain of $0.4 million associated with insurance recoveries.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At June 30, 2025, our cash, cash equivalents, short-term investments and restricted cash totaled $62.2 million, as follows (in thousands):

June 30, 2025
Cash and cash equivalents	$46,825
Short-term investments(1)	14,167
Available cash, cash equivalents and short-term investments	60,992
Restricted cash	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$62,189

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

At June 30, 2025, our working capital was $82.6 million and included $62.2 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at June 30, 2025 was $21.6 million, and consisted of: net contract assets and contract liabilities of $5.6 million; contract receivables and retainage of $27.8 million; prepaid expenses, inventory and other current assets of $7.6 million; and accounts payable, accrued expenses and other current liabilities of $19.6 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at June 30, 2025 and December 31, 2024, and changes in such amounts during the six months ended June 30, 2025, were as follows (in thousands):

	June 30, 2025	December 31, 2024	Change(2)	Englobal Acquisition(3)	Adjusted Change
Contract assets	$7,727	$8,611	$(884)	$(723)	$(1,607)
Contract liabilities	(2,078)	(1,278)	(800)	1,438	638
Contracts in progress, net(1)	5,649	7,333	(1,684)	715	(969)
Contract receivables and retainage, net	27,836	22,487	5,349	(2,162)	3,187
Prepaid expenses, inventory and other current assets	7,646	7,046	600	(92)	508
Accounts payable, accrued expenses and other current liabilities	(19,580)	(18,981)	(599)	536	(63)
Total	$21,551	$17,885	$3,666	$(1,003)	$2,663

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
(2)
Changes referenced in the “Cash Flow Activity” section below may differ from the changes in this table due to non-cash reclassifications and due to certain changes in balance sheet accounts being reflected within other line items on our Statement of Cash Flows, including allowance for doubtful accounts and credit losses, gains and losses on sales of property and equipment, and accruals for capital expenditures.
(3)
Represents working capital amounts acquired in connection with the Englobal Acquisition, which are not reflected within operating activities on our Statement of Cash Flows.

Cash Flow Activity (in thousands)

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$4,758	$10,297
Net cash provided by (used in) investing activities	19,012	(37,508)
Net cash used in financing activities	(4,229)	(1,456)

Operating Activities – Cash provided by operating activities for the six months ended June 30, 2025 and 2024 was $4.8 million and $10.3 million, respectively, and was primarily due to the net impacts of the following:

2025 Activity

•
Net income adjusted for depreciation and amortization of $2.5 million, the charge associated with the Alliance Payment of $1.5 million and stock-based compensation expense of $0.6 million. See Note 3 for further discussion of the Alliance Payment;
•
Increase in contract receivables and retainage of $3.2 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on various projects for our Services Division, offset partially by lower receivable positions for our Fabrication Division;
•
Decrease in contract assets of $1.6 million related to the timing of billings on projects, primarily due to lower unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $0.6 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Increase in prepaid expenses, inventory and other assets of $0.5 million, primarily due to higher inventory and the timing of certain prepayments; and
•
Change in noncurrent assets and liabilities, net of $0.4 million.

2024 Activity

•
Net income adjusted for depreciation and amortization of $2.4 million, a gain on the sale of property and equipment of $3.9 million and stock-based compensation expense of $1.0 million;
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

Investing Activities – Cash provided by investing activities for the six months ended June 30, 2025 was $19.0 million and cash used in investing activities for the six months ended June 30, 2024 was $37.5 million. Cash provided by investing activities for 2025 was primarily due to net maturities of short-term investments of $24.6 million, offset partially by advances under the DIP Loan of $3.5 million that were “credit bid” as the purchase price for the Englobal Acquisition, the Alliance Payment of $1.5 million and capital expenditures of $0.6 million. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $43.9 million and capital expenditures of $3.6 million, offset partially by proceeds from the sale of property and equipment of $9.6 million and recoveries from insurance claims of $0.3 million. See Note 1 for further discussion of the property sale, Note 2 for further discussion of our insurance recoveries and Note 3 for further discussion of the DIP Loan and Alliance Payment.

Financing Activities – Cash used in financing activities for the six months ended June 30, 2025 and 2024 was $4.2 million and $1.5 million, respectively. Cash used in financing activities for 2025 and 2024 was primarily due to the repurchase of $3.4 million and $0.3 million, respectively, of our common stock under our Share Repurchase Program and tax payments of $0.9 million and $1.2 million, respectively, made on behalf of employees from vested stock withholdings. See Note 6 for further discussion of our Share Repurchase Program.

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

Liquidity Outlook

We anticipate that the primary uses of our liquidity for the remainder of 2025 and the foreseeable future will be to fund:

•
Costs associated with the under-utilization of our facilities and resources for our Fabrication Division, including losses for the Englobal Business, until we secure and begin to execute sufficient backlog to achieve full utilization levels;
•
Costs associated with the integration of the Englobal Business;
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

We anticipate capital expenditures of approximately $1.5 million to $2.0 million for the remainder of 2025. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at June 30, 2025, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2025 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2025 and 2026, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the second quarter 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed elsewhere in this Report, we completed the Englobal Acquisition during the second quarter 2025. As permitted by SEC guidance, the scope of management’s review of its internal control over financial reporting excluded the Englobal Business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, except for the new risk factor included below. The following risk factor should be read in conjunction with the risk factors set forth in the 2024 Annual Report.

We may not be able to successfully integrate the Englobal Business into our existing operations or realize the anticipated benefits of the Englobal Acquisition, which may impact our operations and financial condition.

During the second quarter 2025, we completed the Englobal Acquisition. We can give no assurances that we will be able to successfully integrate the Englobal Business into our existing operations or realize the anticipated benefits of the Englobal Acquisition when expected, if at all, including retention of customers and personnel. We have incurred expenses in connection with the Englobal Acquisition and operating losses associated with the Englobal Business subsequent to its acquisition and expect to incur additional losses related to the Englobal Business during the remainder of 2025. The Englobal Acquisition may also be more expensive to integrate than anticipated by us and may subject us to potential litigation. If any of these risks occur, our operations and financial condition may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended June 30, 2025.

			Current Program(1)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
April 1 to 30, 2025	167,106	$6.38	167,106	$2,034
May 1 to 31, 2025	199,153	$6.32	199,153	$776
June 1 to 30, 2025	70,970	$6.72	70,970	$5,299
Total	437,229	$6.41	437,229

(1)
On December 4, 2023, we announced that our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock expiring December 15, 2024. On October 31, 2024, our Board approved an extension of the Share Repurchase Program to December 15, 2025. On June 4, 2025, our Board approved i) an increase to the authorization for the Share Repurchase Program from $5.0 million to $10.0 million, and ii) an extension of the Share Repurchase Program to December 15, 2026. Such increase in the Share Repurchase Program is reflected in the table above as the available balance at June 30, 2025. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. See Note 6 for further discussion of our Share Repurchase Program.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information.

Insider Trading Arrangements

During the second quarter 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
10.1	Form of Restricted Stock Unit Agreement (effective April 1, 2025).†*
10.2	Form of Performance-Based Restricted Stock Unit Agreement (effective April 1, 2025).†*
10.3	Form of Non-Management Director Restricted Stock Unit Agreement (effective April 1, 2025).†*
31.1	CEO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101. *

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

Date: August 6, 2025