Form 10-Q
period 2025-09-30
GULF ISLAND FABRICATION INC
filed 2025-11-12
CIK 1031623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2025

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

The number of shares of the registrant’s common stock, no par value per share, outstanding as of October 31, 2025, was 15,998,611.

GULF ISLAND FABRICATION, INC.

QUARTERLY REPORT ON FORM 10-Q FOR

THE FISCAL QUARTER ENDED SEPTEMBER 30, 2025

i

GLOSSARY OF TERMS

As used in this report filed on Form 10-Q for the quarter ended September 30, 2025 (“this Report”), the following abbreviations and terms have the meanings listed below. In addition, the terms “Gulf Island,” “the Company,” “we,” “us” and “our” refer to Gulf Island Fabrication, Inc. and its consolidated subsidiaries, unless the context clearly indicates otherwise. Certain terms defined below may be redefined separately within this Report when we believe providing a definition in connection with the use of the term will assist users of this Report. Unless and as otherwise stated, any references in this Report to any agreement means such agreement and all schedules, exhibits and attachments in each case as amended, restated, supplemented or otherwise modified to the date of filing this Report.

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

GAAP	Generally Accepted Accounting Principles in the U.S.

Government Business	Certain assets of Englobal’s government business, acquired pursuant to the Asset Purchase Agreement.

GOA	Gulf of America (previously referred to as the Gulf of Mexico).

Gulf Coast	Along the coast of the Gulf of America.

Houma Facility	Our owned fabrication and operations facility located in Houma, Louisiana.

Houston Facility	Our leased fabrication and operations facility located in Houston, Texas.

HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

IES	IES Holdings, Inc.

IES Merger Sub	IES Merger Sub, LLC, a Louisiana limited liability company and wholly owned subsidiary of IES, formed for the sole purpose of the Pending Transaction.

jacket

A component of a fixed platform consisting of a tubular steel braced structure extending from the mudline of the seabed to a point above the water surface. The jacket is anchored with tubular steel piles driven into the seabed. The jacket supports the topside structure located above the water.

labor hours	Hours worked by employees directly involved in the fabrication of our products or delivery of our services.

LC Facility	Our $10.0 million letter of credit facility with Whitney Bank maturing on June 30, 2026, as amended.

LNG	Liquefied Natural Gas.

Merger Agreement	Agreement and Plan of Merger dated November 7, 2025, by and among IES, the IES Merger Sub and the Company providing for the Pending Transaction.

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

Pending Transaction

The merger of IES Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of IES, pursuant to the terms and subject to the conditions of the Merger Agreement.

performance obligation

A contractual obligation to construct and transfer a distinct good or service to a customer. It is the unit of account in Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

piles	Rigid tubular pipes that are driven into the seabed to anchor a jacket or to support a structure.

platform	A structure from which offshore oil and gas development drilling and production are conducted.

POC	Percentage-of-completion.

Pro Forma Information	The condensed combined financial information that gives effect to the Englobal Acquisition as if it had occurred on January 1, 2024.

Purchase Price	The DIP Loan amount of $3.5 million “credit bid” in connection with the Englobal Acquisition.

SEC	U.S. Securities and Exchange Commission.

Services Division	Our Services reportable segment.

Share Repurchase Program

Share repurchase program, as amended, authorizing the repurchase of up to $10.0 million of our outstanding common stock expiring December 15, 2026, which has been suspended in accordance with certain restrictive covenants in the Merger Agreement.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,206	$27,284
Restricted cash	1,197	1,197
Short-term investments	40,156	38,784
Contract receivables and retainage, net	35,686	22,487
Contract assets	11,679	8,611
Prepaid expenses and other assets	3,602	5,139
Inventory	2,716	1,907
Total current assets	118,242	105,409
Property, plant and equipment, net	21,992	24,051
Goodwill	3,606	2,217
Other intangibles, net	821	557
Other noncurrent assets	2,065	982
Total assets	$146,726	$133,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,067	$5,801
Contract liabilities	981	1,278
Accrued expenses and other liabilities	13,259	13,180
Long-term debt, current	1,117	1,117
Total current liabilities	33,424	21,376
Long-term debt, noncurrent	17,881	17,888
Other noncurrent liabilities	1,117	850
Total liabilities	52,422	40,114
Shareholders’ equity:
Preferred stock, no par value, 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value, 30,000 shares authorized, 15,999 shares issued and outstanding at September 30, 2025 and 16,346 at December 31, 2024	11,308	11,669
Additional paid-in capital	104,816	108,065
Accumulated deficit	(21,820)	(26,632)
Total shareholders’ equity	94,304	93,102
Total liabilities and shareholders’ equity	$146,726	$133,216

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$51,540	$37,640	$129,351	$121,783
Cost of revenue	46,660	32,984	114,295	106,845
Gross profit	4,880	4,656	15,056	14,938
General and administrative expense	3,651	2,985	10,172	9,823
Other (income) expense, net	83	(1)	1,537	(3,548)
Operating income	1,146	1,672	3,347	8,663
Interest (expense) income, net	411	647	1,470	1,792
Income before income taxes	1,557	2,319	4,817	10,455
Income tax (expense) benefit	2	(2)	(5)	(9)
Net income	$1,559	$2,317	$4,812	$10,446

Per share data:
Basic income per share	$0.10	$0.14	$0.30	$0.64
Diluted income per share	$0.10	$0.14	$0.29	$0.62

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	16,258	$11,729	$108,615	$(41,373)	$78,971
Net income	—	—	—	6,240	6,240
Stock-based compensation expense	—	50	456	—	506
Repurchases of common stock	(61)	(27)	(246)	—	(273)
Balance at March 31, 2024	16,197	11,752	108,825	(35,133)	85,444
Net income	—	—	—	1,889	1,889
Vesting of restricted stock	319	(118)	(1,065)	—	(1,183)
Stock-based compensation expense	—	54	478	—	532
Balance at June 30, 2024	16,516	11,688	108,238	(33,244)	86,682
Net income	—	—	—	2,317	2,317
Stock-based compensation expense	—	40	366	—	406
Repurchases of common stock	(111)	(61)	(545)	—	(606)
Balance at September 30, 2024	16,405	$11,667	$108,059	$(30,927)	$88,799

	Common Stock		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	16,346	$11,669	$108,065	$(26,632)	$93,102
Net income	—	—	—	3,827	3,827
Stock-based compensation expense	—	33	310	—	343
Repurchases of common stock	(86)	(57)	(510)	—	(567)
Balance at March 31, 2025	16,260	11,645	107,865	(22,805)	96,705
Net loss	—	—	—	(574)	(574)
Vesting of restricted stock	218	(86)	(774)	—	(860)
Stock-based compensation expense	—	30	259	—	289
Repurchases of common stock	(437)	(280)	(2,522)	—	(2,802)
Balance at June 30, 2025	16,041	11,309	104,828	(23,379)	92,758
Net income	—	—	—	1,559	1,559
Stock-based compensation expense	—	28	248	—	276
Repurchases of common stock	(42)	(29)	(260)	—	(289)
Balance at September 30, 2025	15,999	$11,308	$104,816	$(21,820)	$94,304

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,812	$10,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,678	3,641
Change in allowance for doubtful accounts and credit losses	1,500	(28)
(Gain) loss on sale or disposal of property and equipment, net	8	(3,942)
Stock-based compensation expense	908	1,444
Changes in operating assets and liabilities:
Contract receivables and retainage, net	(11,037)	12,822
Contract assets	(2,345)	(3,076)
Prepaid expenses, inventory and other current assets	820	2,401
Accounts payable	11,919	(2,843)
Contract liabilities	(1,735)	(3,991)
Accrued expenses and other current liabilities	(548)	(494)
Noncurrent assets and liabilities, net and other	(366)	(437)
Net cash provided by operating activities	7,614	15,943
Cash flows from investing activities:
Capital expenditures	(813)	(4,880)
Acquisition of business	(3,500)	—
Purchase of loan	(1,500)	—
Proceeds from sale of property and equipment	11	9,614
Recoveries from insurance claims	—	326
Purchases of short-term investments	(63,792)	(71,744)
Maturities of short-term investments	62,420	35,955
Net cash used in investing activities	(7,174)	(30,729)
Cash flows from financing activities:
Tax payments for vested stock withholdings	(860)	(1,183)
Repurchases of common stock	(3,658)	(879)
Net cash used in financing activities	(4,518)	(2,062)
Net decrease in cash, cash equivalents and restricted cash	(4,078)	(16,848)
Cash, cash equivalents and restricted cash, beginning of period	28,481	39,651
Cash, cash equivalents and restricted cash, end of period	$24,403	$22,803

The accompanying notes are an integral part of these financial statements.

GULF ISLAND FABRICATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements (“Financial Statements”) reflect all wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. The Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial statements, the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Financial Statements have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Our Consolidated Balance Sheet (“Balance Sheet”) at December 31, 2024, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to our 2024 Financial Statements.

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

Oil and Gas Price Volatility and Macroeconomic Conditions – For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated prices, which positively impacted certain of our end markets and operating results. Such volatility has been compounded by geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, trade policies (including tariffs) and related market uncertainty, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Restricted Cash – At September 30, 2025 and December 31, 2024, we had $1.2 million and $1.2 million, respectively, of restricted cash as security for letters of credit issued under our letter of credit facility (“LC Facility”) with Whitney Bank. Our restricted cash is held in an interest-bearing money market account with Whitney Bank. The classification of the restricted cash as current or noncurrent is determined by the contractual maturity dates of the letters of credit being secured, with letters of credit having maturity dates of twelve months or less from the balance sheet date classified as current, and letters of credit having maturity dates of longer than twelve months from the balance sheet date classified as noncurrent. See Note 4 for further discussion of our letters of credit and associated security requirements.

Short-term Investments – We consider investments with original maturities of more than three months but less than twelve months to be short-term investments. At September 30, 2025 and December 31, 2024, our short-term investments included U.S. Treasuries with original maturities of approximately four to nine months. We intend to hold these investments until maturity and it is not more likely than not that we will be required to sell the investments prior to their maturity. The investments are stated at amortized costs, which approximates fair value due to their near-term maturities. All short-term investments are traded on active markets with quoted prices and represent Level 1 fair value measurements.

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

Long-Lived Assets

Goodwill – Goodwill is not amortized, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). Our current reporting units with goodwill consist of our Automation Business within our Fabrication Division (with $1.4 million of goodwill) associated with the Englobal Acquisition and our Services Division as a whole, excluding our Government Business and Engineering Business (with $2.2 million of goodwill). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. In evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is greater than its carrying value. If we determine that it is more likely than not that the carrying value of the reporting unit is greater than its fair value, we perform a quantitative impairment test by calculating the fair value of the reporting unit and comparing it to the carrying value of the reporting unit, and we recognize an impairment charge to the extent its carrying value exceeds its fair value. To determine the fair value of our reporting unit and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profile of our reporting unit into our valuation model. We had no indicators of impairment during the nine months ended September 30, 2025. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to our operating results in the period of impairment. See Note 3 for further discussion of the Englobal Acquisition.

Other Long-Lived Assets – Our property, plant and equipment, lease assets (included within other noncurrent assets) and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, we compare the estimated future undiscounted cash flow associated with the asset or asset group to its carrying amount to determine if an impairment exists. An asset group constitutes the minimum level for which identifiable cash flows are principally independent of the cash flows of other assets or asset groups. An impairment loss is measured by comparing the fair value of the asset or asset group to its carrying amount and the excess of the carrying amount of the asset or asset group over its fair value is recorded as an impairment charge. Fair value is determined based on discounted cash flows, appraised values or third-party indications of value, as appropriate. We had no indicators of impairment during the nine months ended September 30, 2025.

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

Long-term Contracts Satisfied Over Time – Revenue for our long-term contracts is recognized using the POC method based on contract costs incurred to date compared to total estimated contract costs (an input method). Fixed-price contracts, or contracts with a more significant fixed-price component, generally provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Unit-rate, T&M and cost-reimbursable contracts generally have more variability in the scope of work and provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of when revenue is recognized. Contract costs include direct costs, such as materials and labor, and indirect costs attributable to contract activity. Material costs that are significant to a contract and do not reflect an accurate measure of project completion are excluded from the determination of our contract progress. Revenue for such materials is only recognized to the extent of costs incurred. Revenue and gross profit or loss for contracts accounted for using the POC method can be significantly affected by changes in estimated cost to complete such contracts. Significant estimates impacting the cost to complete a contract include: forecast costs of engineering, materials, equipment and subcontracts; forecast costs of labor and labor productivity; schedule durations, including subcontractor and supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. Although our customers retain the right and ability to change, modify or discontinue further work at any stage of a contract, in the event our customers discontinue work, they are required to compensate us for the work performed to date. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of revenue recognized in prior periods and the recognition of losses expected to be incurred on contracts. Due to the various estimates inherent in our contract accounting, actual results could differ materially from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 2 for further discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2025 and 2024.

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

Pre-Contract Costs

Pre-contract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. At September 30, 2025 and December 31, 2024, we had no deferred pre-contract costs.

Other (Income) Expense, Net

Other (income) expense, net, generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. For the three months ended September 30, 2025, other (income) expense, net for our Corporate Division included integration costs of $0.1 million and for the nine months ended September 30, 2025, included integration and transaction costs $0.6 million, associated with the Englobal Acquisition, and for the nine months ended September 30, 2025, included a charge of $1.5 million related to a reserve for the Alliance Payment made in connection with the Englobal Acquisition. In addition, for the nine months ended September 30, 2024, other (income) expense, net for our Fabrication Division included a gain $1.1 million related to the sales of excess equipment and a gain of $2.9 million related to the sale of certain excess real property (consisting of land and buildings) for net cash proceeds of $8.5 million. See Note 3 for further discussion of the Englobal Acquisition and Notes 2 and 3 for further discussion of the Alliance Payment and related reserve.

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

A valuation allowance is provided to reserve for deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our DTAs depends on our ability to generate sufficient taxable income of the appropriate character and in the appropriate jurisdictions. Our effective tax rate differs from our statutory rate for the three and nine months ended September 30, 2025 and 2024, as no federal income tax expense was recorded for our income as it was fully offset by the reversal of valuation allowance on our net deferred tax assets. Income taxes recorded for the three and nine months ended September 30, 2025 and 2024, relate to state income taxes.

Reserves for uncertain tax positions are recognized when we consider it more likely than not that additional tax will be due in excess of amounts reflected in our income tax returns, irrespective of whether or not we have received tax assessments. Interest and penalties on uncertain tax positions are recorded within income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal Revenue Code of 1986, as amended. We currently do not believe the OBBBA will have a material impact on our Financial Statements; however, we will continue to evaluate its impact as further information becomes available.

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

Disaggregation of Revenue

The following tables summarize revenue for each of our reportable segments, disaggregated by contract type and duration, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Eliminations	Total
Fixed-price and unit-rate	$622	$20,999	$—	$(2)	$21,619
T&M and cost-reimbursable	19,839	9,552	—	(3)	29,388
Other	1,033	—	—	(500)	533
Total	$21,494	$30,551	$—	$(505)	$51,540

Long-term	$622	$28,774	$—	$(2)	$29,394
Short-term	20,872	1,777	—	(503)	22,146
Total	$21,494	$30,551	$—	$(505)	$51,540

	Three Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$74	$10,235	$490	$(3)	$10,796
T&M and cost-reimbursable	19,403	6,875	—	—	26,278
Other	768	—	—	(202)	566
Total	$20,245	$17,110	$490	$(205)	$37,640

Long-term	$74	$15,786	$490	$(3)	$16,347
Short-term	20,171	1,324	—	(202)	21,293
Total	$20,245	$17,110	$490	$(205)	$37,640

	Nine Months Ended September 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Eliminations	Total
Fixed-price and unit-rate	$981	$39,798	$—	$(80)	$40,699
T&M and cost-reimbursable	58,934	27,292	—	(3)	86,223
Other	3,412	—	—	(983)	2,429
Total	$63,327	$67,090	$—	$(1,066)	$129,351

Long-term	$981	$61,937	$—	$(80)	$62,838
Short-term	62,346	5,153	—	(986)	66,513
Total	$63,327	$67,090	$—	$(1,066)	$129,351

	Nine Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Eliminations	Total
Fixed-price and unit-rate	$837	$42,792	$935	$(6)	$44,558
T&M and cost-reimbursable	65,719	10,183	—	—	75,902
Other	1,990	—	—	(667)	1,323
Total	$68,546	$52,975	$935	$(673)	$121,783

Long-term	$837	$49,400	$935	$(6)	$51,166
Short-term	67,709	3,575	—	(667)	70,617
Total	$68,546	$52,975	$935	$(673)	$121,783

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

Future Performance Obligations

The following table summarizes our remaining performance obligations for each of our reportable segments, disaggregated by contract type, at September 30, 2025 (in thousands):

	September 30, 2025
	Services	Fabrication	Total
Fixed-price and unit-rate	$7,771	$27,319	$35,090
T&M and cost-reimbursable	—	1,754	1,754
Total(1)	$7,771	$29,073	$36,844

(1)
We expect to recognize revenue of approximately $17.4 million, $16.4 million and $3.0 million for the remainder of 2025, 2026 and thereafter, respectively, associated with our performance obligations at September 30, 2025. Certain factors and circumstances could result in changes in the timing of recognition of our performance obligations as revenue and the amounts ultimately recognized.

Contract Assets and Liabilities

The timing of customer invoicing and recognition of revenue using the POC method may occur at different times. Customer invoicing is generally dependent upon contractual billing terms, which could provide for customer payments in advance of performing the work, milestone billings based on the completion of certain phases of the work, or billings when services are provided. Revenue recognized in excess of amounts billed is reflected as contract assets on our Balance Sheet, or to the extent we have an unconditional right to the consideration, is reflected as contract receivables on our Balance Sheet. Amounts billed in excess of revenue recognized, and accrued contract losses, are reflected as contract liabilities on our Balance Sheet. Information with respect to contracts that were incomplete at September 30, 2025 and December 31, 2024, is as follows (in thousands):

	September 30,	December 31,
	2025	2024
Contract assets(1), (2)	$11,679	$8,611
Contract liabilities(3), (4)	(981)	(1,278)
Contracts in progress, net	$10,698	$7,333

(1)
The increase in contract assets from December 31, 2024 to September 30, 2025, was primarily due to higher net unbilled positions on various projects for our Fabrication Division and contract assets related to the Englobal Business.
(2)
Contract assets at September 30, 2025 and December 31, 2024, excluded $4.3 million and $4.6 million, respectively, associated with revenue recognized in excess of amounts billed for which we have an unconditional right to the consideration. Such amounts are reflected within contract receivables. The decrease from December 31, 2024 to September 30, 2025, was primarily due to lower unbilled positions on various projects for our Services Division, offset partially by amounts related to the Englobal Business.
(3)
The decrease in contract liabilities from December 31, 2024 to September 30, 2025, was primarily due to lower advance billings on various projects for our Fabrication Division, offset partially by contract liabilities related to the Englobal Business.
(4)
Revenue recognized during the three months ended September 30, 2025 and 2024, from amounts included in our contract liabilities balance at June 30, 2025 and 2024, was $1.3 million and $3.0 million, respectively. Revenue recognized during the nine months ended September 30, 2025 and 2024, from amounts included in our contract liabilities balance at December 31, 2024 and 2023, was $0.9 million and $4.8 million, respectively.

Allowance for Doubtful Accounts and Credit Losses

Our provision for bad debts and credit losses is included in other (income) expense, net on our Statement of Operations. For the three months ended September 30, 2025, and each of the three and nine months ended September 30, 2024, our provision for bad debts and credit losses was not significant. For the nine months ended September 30, 2025, our provision for bad debts and credit losses was $1.5 million related to a reserve for the Alliance Payment made in connection with the Englobal Acquisition. Our allowance for doubtful accounts and credit losses at September 30, 2025 and December 31, 2024, was $1.7 million and $0.2 million, respectively. We had no significant write-offs or recoveries of previously recorded bad debts during the three or nine months ended September 30, 2025 or 2024. See Notes 1 and 3 for further discussion of the Englobal Acquisition and Alliance Payment and related reserve.

Variable Consideration

For the three and nine months ended September 30, 2025 and 2024, we had no material amounts in revenue related to unapproved change orders, claims or incentives.

Changes in Project Estimates

We determine the impact of changes in estimated margins on projects for a given period by calculating the amount of revenue recognized in the period that would have been recognized in a prior period had such estimated margins been forecasted in the prior period. The total impact of changes in estimated margins for a project as disclosed on a quarterly basis may be different from the applicable year-to-date impact due to the application of the POC method and the changing progress of the project at each period end. Such impacts may also be different when a project is commenced and completed within the applicable year-to-date period but spans multiple quarters. For the three and nine months ended September 30, 2025 and 2024, individual projects with significant changes in estimated margins did not have a material net impact on our operating results.

Other Operating and Project Matters

During the nine months ended September 30, 2024, we received insurance payments of $2.0 million from our insurance carriers associated with interruptions to our operations and damage to buildings and equipment resulting from Hurricane Ida during 2021, of which $0.3 million is reflected within investing activities and the remainder is classified within operating activities on our Statement of Cash Flows.

3. ACQUISITION

Acquisition Summary – On March 5, 2025, Englobal filed for chapter 11 bankruptcy relief (the “Englobal Chapter 11”) in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). In connection therewith, we entered into a senior secured, super-priority debtors-in-possession credit agreement effective March 5, 2025, as amended May 12, 2025 (the “DIP Credit Agreement”), as lender, with Englobal, as debtor-in-possession, and certain of its subsidiaries, as guarantors. The DIP Credit Agreement provided for potential loan amounts to Englobal of up to $3.5 million in the aggregate, bearing interest at 12.0% per annum (plus a 4.0% default rate per annum, if applicable) and was secured by all assets of Englobal. Pursuant to the DIP Credit Agreement, during the first quarter 2025, we loaned Englobal $1.2 million (which included the roll-up of a prepetition secured bridge loan), and during the second quarter 2025, we loaned Englobal $2.3 million, for a total loan amount of $3.5 million (the “DIP Loan”).

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

Preliminary Purchase Price Allocation – We considered the DIP Loan amount of $3.5 million to represent the purchase price (“Purchase Price”) of the Englobal Business given such amount was “credit bid” in connection with the Englobal Acquisition. The Purchase Price is reflected within investing activities on our Statement of Cash Flows. However, because the Alliance Loan was not “credit bid” and we currently do not believe that recovery from Englobal of the Alliance Payment is probable, we recorded a reserve against the full amount of the Alliance Payment, resulting in a charge of $1.5 million for the nine months ended September 30, 2025. In addition, for the three months ended September 30, 2025, we incurred integration costs of $0.1 million, and for the nine months ended September 30, 2025, we incurred integration and transaction costs of $0.6 million, associated with the Englobal Acquisition. The aforementioned charge and integration and transaction costs are reflected within other (income) expense, net on our Statement of Operations for our Corporate Division. The Alliance Payment is reflected within investing activities, and the charge is reflected within operating activities, on our Statement of Cash Flows.

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
(2)
Represents the estimated fair value of the existing Englobal trade name for the Automation Business with an estimated life of five years. The fair value of the trade name was estimated using the relief-from-royalty method, which incorporated Level 3 inputs and calculated the hypothetical royalty fees that would be saved by owning an intangible asset rather than licensing it from another owner. This method forecasts revenue over the estimated useful life of the asset and applies a royalty rate, tax rate and discount rate to such revenue to calculate the discounted cash flows to arrive at the trade name value. Amortization expense for our intangible assets was not material for either the three or nine months ended September 30, 2025, and at September 30, 2025, our intangible asset balance associated with the Englobal Acquisition totaled $0.4 million. Amortization expense is estimated to be approximately $0.1 million for 2025 and for each year thereafter through 2030.
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

Supplemental Pro Forma Financial Information – The following unaudited pro forma condensed combined financial information (“Pro Forma Information”) gives effect to the Englobal Acquisition, accounted for as a business combination using the purchase method of accounting. The Pro Forma Information reflects the Englobal Acquisition and related events as if they occurred during the period beginning on January 1, 2024 (the earliest period presented in this Report), and gives effect to pro forma events that are directly attributable to the Englobal Acquisition, factually supportable and expected to have a continuing impact on the combined results of the Company and the Englobal Business following the Englobal Acquisition. The Pro Forma Information includes adjustments to (i) remove transaction costs associated with the Englobal Acquisition of $0.5 million for the nine months ended September 30, 2025, and include such amounts in the nine months ended September 30, 2024, (ii) include incremental intangibles amortization, and reflect an increase or decrease in depreciation expense as applicable, for the three and nine months ended September 30, 2025 and 2024, related to fair value adjustments associated with the Englobal Acquisition, and (iii) include the historical results of the Englobal Business for the three and nine months ended September 30, 2025 and 2024.

The Pro Forma Information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the Pro Forma Information does not purport to project the future operating results of the combined company following the Englobal Acquisition. The following table presents the Pro Forma Information for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pro forma revenue(1)	$51,540	$42,234	$134,754	$135,574
Pro forma net income(2)	1,559	1,762	3,466	7,794

Per share data:
Basic income per share	$0.10	$0.11	$0.21	$0.48
Diluted income per share	$0.10	$0.11	$0.21	$0.46

(1)
Revenue attributable to the Englobal Business prior to the Acquisition Date was $4.6 million, $5.4 million and $13.8 million, for the three months ended September 30, 2024, and the nine months ended September 30, 2025 and 2024, respectively. Revenue attributable to the Englobal Business subsequent to the Acquisition Date was $3.2 million and $4.5 million for the three and nine months ended September 30, 2025, respectively.
(2)
Net loss attributable to the Englobal Business prior to the Acquisition Date was $0.6 million, $1.9 million and $2.1 million, for the three months ended September 30, 2024, and nine months ended September 30, 2025 and 2024, respectively. Net loss attributable to the Englobal Business subsequent to the Acquisition Date was $1.0 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.

4. CREDIT FACILITIES AND DEBT

LC Facility

Our LC Facility, as amended, provides for up to $10.0 million of letters of credit, subject to our cash securitization of the letters of credit, and has a maturity date of June 30, 2026. At September 30, 2025, we had $1.2 million of outstanding letters of credit under the LC Facility. Commitment fees on the unused portion of the LC Facility are 0.4% per annum and interest on outstanding letters of credit is 1.5% per annum. See Note 5 for further discussion of our letters of credit and associated security requirements.

Surety Bonds

We issue surety bonds in the ordinary course of business to support our projects and certain of our insurance coverages, and at September 30, 2025, we had $52.7 million of outstanding surety bonds. See Note 5 for further discussion of our surety bonds and related indemnification obligations.

Note Agreement

In connection with the resolution of litigation for our former Shipyard Division, during 2023, we entered into a promissory note (“Note Agreement”) with certain of our Sureties (Fidelity & Deposit Company of Maryland and Zurich American Insurance Company (collectively, “Zurich”)), pursuant to which we will pay Zurich $20.0 million. The Note Agreement bears interest at a fixed rate of 3.0% per annum, with principal and interest payable in 15 equal annual installments of approximately $1.7 million. The first payment was made on December 30, 2024 and the final payment is due on December 31, 2038. At September 30, 2025, our outstanding balance and future annual principal maturities under the Note Agreement, were as follows (in thousands):

Principal Maturities
2025	$1,108
2026	1,141
2027	1,175
2028	1,210
2029	1,247
Thereafter	13,044
Total maturities(1)	18,925
Unamortized interest(2)	73
Total debt	$18,998

(1)
At September 30, 2025, the estimated present value of the Note Agreement amount was $13.3 million based on an estimated market rate of interest.
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

Forty-Vehicle Ferry Projects

As discussed in our 2024 Financial Statements, prior to 2024 we experienced rework, construction and commissioning challenges on our two forty-vehicle ferry projects for our former Shipyard Division as a result of customer design deficiencies, resulting in previous cost increases (including the need to fabricate a new hull for one of the vessels) and liquidated damages. During 2021, we submitted claims to our customer to recover the cost impacts of such design deficiencies. In accordance with contract requirements and North Carolina state law, in July 2024, we submitted our finalized claim to the customer for these cost and schedule impacts. In October 2024, the customer denied our claim, after which we filed a lawsuit in Superior Court for Wake County (docket number 24-CV-035012-910). In December 2024, the customer responded, denying liability and asserted a counterclaim in an unspecified amount, alleging defective workmanship in our construction of the ferries. The warranty claims asserted by the customer during the warranty periods for the vessels were not material and we are not aware of any other material claims regarding alleged defective workmanship for either vessel. In May 2025, a mediation between the parties was held; however, it was not successful. Discovery for the lawsuit is ongoing and trial is currently set for February 2, 2026. At September 30, 2025, no amounts have been included in revenue related to potential recoveries from our claim and we can provide no assurances that we will be successful with our claim or recover any previously incurred costs.

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

6. INCOME (LOSS) PER SHARE AND SHAREHOLDERS’ EQUITY

Income (Loss) Per Share

The following table presents the computation of basic and diluted income per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$1,559	$2,317	$4,812	$10,446

Denominator:
Weighted average basic shares	16,018	16,489	16,180	16,373
Effect of dilutive share-based awards	130	239	229	409
Weighted average diluted shares	16,148	16,728	16,409	16,782

Basic income per share	$0.10	$0.14	$0.30	$0.64
Diluted income per share	$0.10	$0.14	$0.29	$0.62

Shareholders’ Equity

We have a share repurchase program, as amended (“Share Repurchase Program”), authorizing the repurchase of up to $10.0 million of our outstanding common stock expiring December 15, 2026. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of our common stock and may be modified, increased, suspended or terminated at the discretion of the Board. During the nine months ended September 30, 2025 and 2024, we repurchased 566,354 and 171,768 shares of our common stock for $3.7 million and $0.9 million, respectively, and at September 30, 2025, we had remaining authorization to purchase $5.0 million under the Share Repurchase Program. In accordance with certain restrictive covenants in the Merger Agreement (as defined in Note 8), we have suspended activity under the Share Repurchase Program and do not intend to make further repurchases during the pendency of the Merger Agreement. See Note 8 for further discussion of the Merger Agreement.

7. REPORTABLE SEGMENTS

During 2021, we sold our former Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, the “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, the Shipyard Division is no longer a reportable segment effective January 1, 2025. Accordingly, we currently operate and manage our business through two operating divisions (“Services” and “Fabrication”) and one non-operating division (“Corporate”), which represent our reportable segments. Remaining operating results for our former Shipyard Division for the three and nine months ended September 30, 2025 are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division.

Further, during the second quarter 2025, we acquired the Automation Business, for which the operating results are reflected within our Fabrication Division from the applicable Acquisition Date, and we acquired the Engineering Business and Government Business, for which the operating results are reflected within our Services Division from the applicable Acquisition Date. The Automation Business provides engineering, design, fabrication and integration of industrial automation systems to the oil and gas, renewable energy and traditional power industries. The Engineering Business provides various engineering solutions to the oil and gas and renewable energy industries. The Government Business provides Englobal’s engineering and automation solutions to federal, state and local governments and educational institutions, generally in the form of technical field services. See Note 3 for further discussion of the Englobal Acquisition.

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

Segment Results – Our chief operating decision maker is our chief executive officer and he generally evaluates the performance of, and allocates resources to, our divisions based upon gross profit or loss and operating income or loss. Segment assets are comprised of all assets attributable to each division. Intersegment revenues are priced at the estimated fair value of work performed. Summarized financial information for our segments as of and for the three and nine months ended September 30, 2025 and 2024, is as follows (in thousands):

	Three Months Ended September 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Corporate	Consolidated
Revenue (eliminations)	$21,494	$30,551	$—	$(505)	$51,540
Cost of revenue	19,668	27,497	—	(505)	46,660
Gross profit	1,826	3,054	—	—	4,880
General and administrative expense	984	978	—	1,689	3,651
Other (income) expense, net	(1)	(55)	—	139	83
Operating income (loss)	$843	$2,131	$—	$(1,828)	$1,146

Other financial information:
Depreciation and amortization expense	$439	$765	$—	$24	$1,228
Interest (expense) income, net	$—	$—	$—	$411	$411
Capital expenditures	$10	$187	$—	$—	$197
Total assets(3)	$23,398	$54,705	$—	$68,623	$146,726

	Three Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue (eliminations)	$20,245	$17,110	$490	$(205)	$37,640
Cost of revenue	18,205	14,569	415	(205)	32,984
Gross profit	2,040	2,541	75	—	4,656
General and administrative expense	634	489	—	1,862	2,985
Other (income) expense, net	10	18	53	(82)	(1)
Operating income (loss)	$1,396	$2,034	$22	$(1,780)	$1,672

Other financial information:
Depreciation and amortization expense	$495	$633	$—	$80	$1,208
Interest (expense) income, net	$—	$—	$—	$647	$647
Capital expenditures	$17	$1,297	$—	$—	$1,314
Total assets(3)	$24,445	$34,895	$233	$71,195	$130,768

	Nine Months Ended September 30, 2025
	Services(1)	Fabrication(1)	Shipyard(2)	Corporate	Consolidated
Revenue (eliminations)	$63,327	$67,090	$—	$(1,066)	$129,351
Cost of revenue	56,820	58,541	—	(1,066)	114,295
Gross profit	6,507	8,549	—	—	15,056
General and administrative expense	2,513	2,373	—	5,286	10,172
Other (income) expense, net	(1)	(157)	—	1,695	1,537
Operating income (loss)	$3,995	$6,333	$—	$(6,981)	$3,347

Other financial information:
Depreciation and amortization expense	$1,358	$2,196	$—	$124	$3,678
Interest (expense) income, net	$—	$—	$—	$1,470	$1,470
Capital expenditures	$81	$732	$—	$—	$813
Total assets(3)	$23,398	$54,705	$—	$68,623	$146,726

	Nine Months Ended September 30, 2024
	Services	Fabrication	Shipyard	Corporate	Consolidated
Revenue (eliminations)	$68,546	$52,975	$935	$(673)	$121,783
Cost of revenue	60,005	47,003	510	(673)	106,845
Gross profit	8,541	5,972	425	—	14,938
General and administrative expense	2,064	1,475	—	6,284	9,823
Other (income) expense, net	25	(3,387)	52	(238)	(3,548)
Operating income (loss)	$6,452	$7,884	$373	$(6,046)	$8,663

Other financial information:
Depreciation and amortization expense	$1,461	$1,942	$—	$238	$3,641
Interest (expense) income, net	$—	$—	$—	$1,792	$1,792
Capital expenditures	$684	$4,196	$—	$—	$4,880
Total assets(3)	$24,445	$34,895	$233	$71,195	$130,768

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

8. SUBSEQUENT EVENTS

On November 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IES Holdings, Inc. (“IES”), a Delaware corporation, and IES Merger Sub, LLC, a Louisiana limited liability company and wholly owned subsidiary of IES (“IES Merger Sub”). The Merger Agreement provides for, on the terms and subject to the conditions of the Merger Agreement, the merger of IES Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of IES (the “Pending Transaction”). If the Pending Transaction is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Pending Transaction (other than certain excluded shares) will be converted into the right to receive $12.00 in cash, without interest, and subject to deduction for any required tax withholding.

Completion of the Pending Transaction is subject to satisfaction of customary closing conditions, including, but not limited to (i) approval of the Merger Agreement and the Pending Transaction by our shareholders, and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, the “HSR Act”). The Merger Agreement also contains certain termination rights for us and IES, including termination by mutual consent of the parties and a right for either party to terminate if the Pending Transaction is not completed by August 7, 2026, subject to certain conditions and extensions as set forth in the Merger Agreement. Additionally, the Merger Agreement requires us to pay a termination fee equal to $7.6 million if the Merger Agreement is terminated under certain specified circumstances.

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

Cautionary Statement on Forward-Looking Information

This Report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements, within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, are all statements other than statements of historical facts, such as projections or expectations relating to consummation of the Pending Transaction; the realization of the benefits of the Pending Transaction; operating results; diversification and entry into new end markets; our integration of the Englobal Business into our existing operations and realization of the anticipated benefits of the Englobal Acquisition; industry outlook; oil and gas prices; timing of investment decisions and new project awards; cash flows and cash balance; capital expenditures; tax rates; liquidity; and execution of strategic initiatives. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “proposed,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include: the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or Company Change in Recommendation (as defined in the Merger Agreement); the inability to complete the Pending Transaction due to the failure to obtain the shareholder approval necessary for the Pending Transaction; the failure to obtain, delays in obtaining, or adverse conditions contained in any required regulatory or other approvals for consummation of the Pending Transaction or the failure to satisfy other conditions to completion of the Pending Transaction; the failure of the Pending Transaction to close for any other reason, including due to a Company Material Adverse Effect (as defined in the Merger Agreement); risks related to disruption of management’s attention from our ongoing business operations due to the Pending Transaction; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted against us and others relating to the Merger Agreement, the Pending Transaction or otherwise; the risk that the pendency of the Pending Transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the pendency of the Pending Transaction; the effect of the announcement of the Pending Transaction on our relationships with contractual counterparties, including customers, operating results and business generally; the amount of the costs, fees, expenses and charges related to the Pending Transaction; our ability to successfully integrate the Englobal Business into our existing operations and realize the anticipated benefits of the Englobal Acquisition; cyclical nature of the oil and gas industry; competitive pricing and cost overruns on our projects; competition; reliance on significant customers; timing and our ability to secure and commence execution of new project awards, including fabrication projects for refining, petrochemical, LNG, industrial and sustainable energy end markets; supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises, labor costs and geopolitical conflicts, and the related volatility in oil and gas prices and other factors impacting the global economy; changes in contract estimates; operating dangers, weather events and availability and limits on insurance coverage; utilization of facilities; operability and adequacy of our major equipment; changes in trade policies of the U.S. and other countries, including tariffs and related market uncertainties; adjustments to previously reported profits or losses under the percentage-of-completion method; our ability to employ a skilled workforce; loss of key personnel; failure of our safety assurance program; weather impacts to operations; performance of subcontractors and dependence on suppliers; our ability to maintain and further improve project execution; nature of our contract terms and customer adherence to such terms; suspension or termination of projects; customer or subcontractor disputes; systems and information technology interruption or failure and data security breaches; our ability to raise additional capital; our ability to amend or obtain new debt financing or credit facilities on favorable terms; our ability to generate sufficient cash flow; our ability to resolve any material legal proceedings; our ability to obtain letters of credit or surety bonds and ability to meet any indemnification obligations thereunder; consolidation of our customers; financial ability and credit worthiness of our customers; barriers to entry into new lines of business; our ability to enhance shareholder value; any future asset impairments; compliance with regulatory and environmental laws; lack of navigability of canals and rivers; performance of partners in any future joint ventures and other strategic alliances; shareholder activism; modifications, delays or terminations of our contracts with government entities or customers subject to government funding, including due to government funding limitations or any disruptions from a government shutdown; and other factors described under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report, as updated by Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2025 and under “Risk Factors” in Part II, Item 1A of this Report, and as may be further updated by subsequent filings with the SEC.

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

Pending Transaction with IES

On November 7, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IES Holdings, Inc. (“IES”), a Delaware corporation, and IES Merger Sub, LLC, a Louisiana limited liability company and wholly owned subsidiary of IES (“IES Merger Sub”). The Merger Agreement provides for, on the terms and subject to the conditions of the Merger Agreement, the merger of IES Merger Sub with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of IES (the “Pending Transaction”). If the Pending Transaction is completed, each share of our common stock issued and outstanding immediately prior to the effective time of the Pending Transaction (other than certain excluded shares) will be converted into the right to receive $12.00 in cash, without interest, and subject to deduction for any required tax withholding.

Completion of the Pending Transaction is subject to satisfaction of customary closing conditions, including, but not limited to (i) approval of the Merger Agreement and the Pending Transaction by our shareholders, and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended, the “HSR Act”). The Merger Agreement also contains certain termination rights for us and IES, including termination by mutual consent of the parties and a right for either party to terminate if the Pending Transaction is not completed by August 7, 2026, subject to certain conditions and extensions as set forth in the Merger Agreement. Additionally, the Merger Agreement requires us to pay a termination fee equal to $7.6 million if the Merger Agreement is terminated under certain specified circumstances.

We currently expect the Pending Transaction to close in the first quarter 2026; however, we cannot predict with certainty the timing of completion of the Pending Transaction, whether and when any of the required closing conditions will be satisfied or if the Pending Transaction will be completed at all. See Note 8 for further discussion of the Pending Transaction and the Merger Agreement and Part II, Item 1A. “Risk Factors” for discussion of risks related to the Pending Transaction.

Former Shipyard Division

During 2021, we sold our former Shipyard Division operating assets and certain construction contracts and commenced the wind down of our remaining Shipyard Division operations, which consisted of completion of a seventy-vehicle ferry and two forty-vehicle ferry projects (collectively, the “Ferry Projects”). The wind down of our Shipyard Division operations was substantially completed in the fourth quarter 2023 and final completion occurred in the first quarter 2025 with the expiration of the last warranty period for the Ferry Projects. While our Shipyard Division represented a reportable segment for the year ended December 31, 2024, the Shipyard Division is no longer a reportable segment effective January 1, 2025. Remaining operating results for our former Shipyard Division for the three and nine months ended September 30, 2025, are included in other (income) expense, net on our Statement of Operations and are reflected within our Corporate Division. See Note 7 for further discussion of our former Shipyard Division.

Englobal Acquisition

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

Impacts of Oil and Gas Price Volatility and Macroeconomic Conditions on Operations

For over a decade, prices of oil and gas have experienced significant volatility, including depressed prices, which negatively impacted certain of our end markets and operating results, and elevated energy prices, which positively impacted certain of our end markets and operating results. Such volatility has been compounded by geopolitical turmoil and uncertainty. In addition, global economic factors that are beyond our control, have and could continue to impact our operations, including, but not limited to, labor constraints, trade policy (including tariffs) and related market uncertainty, supply chain disruptions, inflationary pressures, economic slowdowns and recessions, natural disasters, public health crises and geopolitical conflicts.

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

Recent Regulatory Changes

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted and includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017 and makes other changes to the Internal Revenue Code of 1986, as amended. We currently do not believe the OBBBA will have a material impact on our Financial Statements; however, we will continue to evaluate its impact as further information becomes available. See Note 1 for further discussion of the OBBBA.

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

Efforts to continue to pursue opportunities in our traditional offshore fabrication markets – We continue to fabricate structures associated with our traditional offshore markets, including subsea and associated structures. During 2024, we were awarded multiple contracts for the fabrication of subsea structures, resulting from our previous strategic decision to focus our resources on the subsea fabrication market. While subsea fabrication activity for 2025 to date has been less than expectations, we anticipate improvement in the fourth quarter 2025 and in 2026 associated with subsea developments across the GOA, Guyana and Brazil.

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
•
Fabricate structures that support public and private construction activities outside of energy end markets – We believe our expertise and capabilities for the fabrication of steel structures will enable us to successfully serve a wide range of construction markets. Examples of these opportunities include private construction for the fabrication of structures for data centers and semiconductor manufacturing sites and public construction related to the fabrication of structures to support infrastructure spending and federal and state governments, such as our contract for the fabrication of structural steel components in support of the rebuild of the Francis Scott Key Bridge awarded in the third quarter 2025 and our contract to fabricate steel structures in support of the NASA Artemis Mobile Launcher 2 project that is nearing completion.
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

Operating Outlook

Our focus remains on securing profitable new project awards and backlog and generating operating income and cash flows, while ensuring the safety and well-being of our workforce. In the event the Pending Transaction is not completed, we would expect our success, including achieving the aforementioned initiatives, will be determined by, among other things:

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

During the pendency of the Merger Agreement, all of the above is subject to the restrictions in the Merger Agreement and the possibility that the conditions to the completion of the Pending Transaction will not be satisfied on the terms or timeline expected, or at all, including failure to obtain, or delays in obtaining, or adverse conditions related to obtaining, shareholder or regulatory approvals sought in connection with the Pending Transaction. The announcement of our entry into the Merger Agreement and the Pending Transaction may result in (i) disruptions to our business, (ii) the diversion of our attention and disruption of our relationships with third parties and employees, and (iii) litigation or other legal proceedings, any of which could negatively impact our operating results and ongoing business. See Note 8, “Pending Transaction with IES” above, “Liquidity Outlook” below and Part II, Item 1A. “Risk Factors” for further discussion of the Pending Transaction and the Merger Agreement.

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

New Project Awards and Backlog

New project awards represent expected revenue values of new contract commitments received during a given period, including scope growth on existing commitments. A commitment represents authorization from our customer to begin work or purchase materials pursuant to a written agreement, letter of intent or other form of authorization. Backlog represents the unrecognized revenue value of our new project awards and at September 30, 2025, was consistent with the value of remaining performance obligations for our contracts required to be disclosed under Topic 606 and presented in Note 2. In general, a performance obligation is a contractual obligation to construct and/or transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We believe that backlog, a non-GAAP financial measure, provides useful information to investors as it represents work that we are obligated to perform under our current contracts. New project awards and backlog may vary significantly each reporting period based on the timing of our major new contract commitments.

Projects in our backlog are generally subject to delay, suspension, termination, or an increase or decrease in scope at the option of the customer; however, the customer is required to pay us for work performed and materials purchased through the date of termination, suspension, or decrease in scope. Depending on the size of the project, the delay, suspension, termination, or increase or decrease in scope of any one contract could significantly impact our backlog and change the expected amount and timing of revenue recognized. New project awards by reportable segment for the three and nine months ended September 30, 2025 and 2024, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025(1)	2024	2025(1)	2024
Services	$28,749	$20,205	$70,478	$68,065
Fabrication	53,230	16,902	78,173	52,784
Shipyard(2)	—	—	—	354
Eliminations	(505)	(205)	(1,066)	(673)
Total	$81,474	$36,902	$147,585	$120,530

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

Backlog by reportable segment at September 30, 2025 and December 31, 2024, is as follows (in thousands):

	September 30, 2025		December 31, 2024
	Amount	Labor Hours	Amount	Labor Hours
Services	$7,771	27	$52	1
Fabrication	29,073	180	15,499	123
Total(1), (2)	$36,844	207	$15,551	124

(1)
At September 30, 2025, our large structural steel components project for our Fabrication Division represented approximately 65% of our total backlog and is anticipated to be completed in 2026, and a government services contract for our Services Division represented approximately 20% of our total backlog and is anticipated to be completed in 2028.
(2)
We expect to recognize revenue of approximately $17.4 million, $16.4 million and $3.0 million for the remainder of 2025, 2026 and thereafter, respectively, associated with our backlog at September 30, 2025. Certain factors and circumstances could result in changes in the timing of recognition of our backlog as revenue and the amounts ultimately recognized.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024 (in thousands in each table, except for percentages):

Consolidated

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$81,474	$36,902	$44,572

Revenue	$51,540	$37,640	$13,900
Cost of revenue	46,660	32,984	(13,676)
Gross profit	4,880	4,656	224
Gross profit percentage	9.5%	12.4%
General and administrative expense	3,651	2,985	(666)
Other (income) expense, net	83	(1)	(84)
Operating income	1,146	1,672	(526)
Interest (expense) income, net	411	647	(236)
Income before income taxes	1,557	2,319	(762)
Income tax (expense) benefit	2	(2)	4
Net income	$1,559	$2,317	$(758)

References below to 2025 and 2024 refer to the three months ended September 30, 2025 and 2024, respectively. Consolidated operating results for 2025 include the results of the Englobal Business, including an operating loss of $1.0 million. Specifically, operating results for the Fabrication Division include the Automation Business, and operating results for the Services Division include the Engineering Business and Government Business. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $81.5 million and $36.9 million, respectively. New project awards for 2025 and 2024 were primarily related to:

•
A large contract for the fabrication of structural steel components for our Fabrication Division,
•
Small-scale fabrication work for our Fabrication Division,
•
Offshore services work for our Services Division, and
•
A government services contract for our Services Division.

Revenue – Revenue for 2025 and 2024 was $51.5 million and $37.6 million, respectively. The increase was primarily due to:

•
Higher revenue for our Fabrication Division (an increase of $13.4 million), primarily attributable to:
−
Revenue for our large structural steel components project (primarily related to procurement activities), and
−
Revenue for the Automation Business, offset partially by,
−
Lower small-scale fabrication activity, and
•
Higher revenue for our Services Division (an increase of $1.2 million), primarily attributable to revenue for the Government Business, offset partially by,
•
No revenue for our Shipyard Division (a decrease of $0.5 million), primarily attributable to the completion of the Ferry Projects in 2024.

Gross profit – Gross profit for 2025 and 2024 was $4.9 million (9.5% of revenue) and $4.7 million (12.4% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue for our Fabrication Division and Services Division, and
•
A higher margin project mix for our small-scale fabrication work for our Fabrication Division, offset partially by,
•
Lower utilization of our facilities and resources for our Fabrication Division, including the underutilization of our facilities and resources for the Automation Business,
•
The underutilization of our resources for the Engineering Business for our Services Division, and
•
A lower margin project mix for our Services Division.

General and administrative expense – General and administrative expense for 2025 and 2024 was $3.7 million and $3.0 million, respectively, representing an increase of 22.3%. The increase was primarily due to:

•
Higher costs for our Fabrication Division and Services Division, including costs associated with the Englobal Business, and
•
The timing of certain costs for all our divisions, offset partially by,
•
Lower incentive plan costs for our Corporate Division.

Other (income) expense, net – Other (income) expense, net for 2025 was expense of $0.1 million. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2025 was primarily due to integration costs of $0.1 million associated with the Englobal Acquisition for our Corporate Division. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Interest (expense) income, net – Interest (expense) income, net for 2025 and 2024 was income of $0.4 million and $0.6 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on our long-term debt and the unused portion of our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2025 and 2024 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Segments

Services Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$28,749	$20,205	$8,544

Revenue	$21,494	$20,245	$1,249
Cost of revenue	19,668	18,205	(1,463)
Gross profit	1,826	2,040	(214)
Gross profit percentage	8.5%	10.1%
General and administrative expense	984	634	(350)
Other (income) expense, net	(1)	10	11
Operating income	$843	$1,396	$(553)

References below to 2025 and 2024 refer to the three months ended September 30, 2025 and 2024, respectively. Operating results for our Services Division for 2025 include the results of the Engineering Business and Government Business, including an operating loss of $0.4 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $28.7 million and $20.2 million, respectively, and were primarily related to:

•
Offshore services work, and
•
A government services contract.

Revenue – Revenue for 2025 and 2024 was $21.5 million and $20.2 million, respectively, representing an increase of 6.2%. The increase was primarily due to revenue for the Government Business.

Gross profit – Gross profit for 2025 and 2024 was $1.8 million (8.5% of revenue) and $2.0 million (10.1% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
The underutilization of our resources for the Engineering Business, and
•
A lower margin project mix, offset partially by,
•
Higher revenue.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.0 million and $0.6 million, respectively, representing an increase of 55.2%. The increase was primarily due to:

•
Costs associated with the Engineering Business and Government Business, and
•
The timing of certain costs.

Fabrication Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$53,230	$16,902	$36,328

Revenue	$30,551	$17,110	$13,441
Cost of revenue	27,497	14,569	(12,928)
Gross profit	3,054	2,541	513
Gross profit percentage	10.0%	14.9%
General and administrative expense	978	489	(489)
Other (income) expense, net	(55)	18	73
Operating income	$2,131	$2,034	$97

References below to 2025 and 2024 refer to the three months ended September 30, 2025 and 2024, respectively. Operating results for our Fabrication Division for 2025 include the results of the Automation Business, including an operating loss of $0.6 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $53.2 million and $16.9 million, respectively, and were primarily related to:

•
A large contract for the fabrication of structural steel components, and
•
Small-scale fabrication work.

Revenue – Revenue for 2025 and 2024 was $30.6 million and $17.1 million, respectively, representing an increase of 78.6%. The increase was primarily due to:

•
Revenue for our large structural steel components project (primarily related to procurement activities), and
•
Revenue for the Automation Business, offset partially by,
•
Lower small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $3.1 million (10.0% of revenue) and $2.5 million (14.9% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue, and
•
A higher margin project mix for our small-scale fabrication work, offset partially by,
•
Lower utilization of our facilities and resources associated with lower small-scale fabrication activity, and
•
The underutilization of our facilities and resources for the Automation Business.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.0 million and $0.5 million, respectively, representing an increase of 100.0%. The increase was primarily due to:

•
Costs associated with the Automation Business,
•
Higher business development costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 was income of $0.1 million and was primarily due to gains on the sales of scrap materials and other miscellaneous income items.

Former Shipyard Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$—	$—	$—

Revenue	$—	$490	$(490)
Cost of revenue	—	415	415
Gross profit	—	75	(75)
Gross profit percentage		15.3%
General and administrative expense	—	—	—
Other (income) expense, net	—	53	53
Operating income	$—	$22	$(22)

References below to 2025 and 2024 refer to the three months ended September 30, 2025 and 2024, respectively.

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

Corporate Division

	Three Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards (eliminations)	$(505)	$(205)	$(300)

Revenue (eliminations)	$(505)	$(205)	$(300)
Cost of revenue	(505)	(205)	300
Gross profit	—	—	—
General and administrative expense	1,689	1,862	173
Other (income) expense, net	139	(82)	(221)
Operating loss	$(1,828)	$(1,780)	$(48)

References below to 2025 and 2024 refer to the three months ended September 30, 2025 and 2024, respectively.

General and administrative expense – General and administrative expense for 2025 and 2024 was $1.7 million and $1.9 million, respectively, representing a decrease of 9.3%. The decrease was primarily due to:

•
Lower incentive plan costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $0.1 million and income of $0.1 million, respectively. Other expense for 2025 was primarily due to integration costs of $0.1 million associated with the Englobal Acquisition. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Comparison of the nine months ended September 30, 2025 and 2024 (in thousands in each table, except for percentages):

Consolidated

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$147,585	$120,530	$27,055

Revenue	$129,351	$121,783	$7,568
Cost of revenue	114,295	106,845	(7,450)
Gross profit	15,056	14,938	118
Gross profit percentage	11.6%	12.3%
General and administrative expense	10,172	9,823	(349)
Other (income) expense, net	1,537	(3,548)	(5,085)
Operating income	3,347	8,663	(5,316)
Interest (expense) income, net	1,470	1,792	(322)
Income before income taxes	4,817	10,455	(5,638)
Income tax (expense) benefit	(5)	(9)	4
Net income	$4,812	$10,446	$(5,634)

References below to 2025 and 2024 refer to the nine months ended September 30, 2025 and 2024, respectively. Consolidated operating results for 2025 include the results of the Englobal Business from the Acquisition Date, including an operating loss of $1.5 million. Specifically, operating results for the Fabrication Division include the Automation Business, and operating results for the Services Division include the Engineering Business and Government Business, from the applicable Acquisition Date. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $147.6 million and $120.5 million, respectively. New project awards for 2025 and 2024 were primarily related to:

•
A large contract for the fabrication of structural steel components for our Fabrication Division,
•
Small-scale fabrication work for our Fabrication Division,
•
Offshore services work for our Services Division, and
•
A government services contract for our Services Division.

Revenue – Revenue for 2025 and 2024 was $129.4 million and $121.8 million, respectively. The increase was primarily due to:

•
Higher revenue for our Fabrication Division (an increase of $14.1 million), primarily attributable to:
−
Revenue for our large structural steel components project (primarily related to procurement activities), and
−
Revenue for the Automation Business, offset partially by,
−
Lower small-scale fabrication activity, all of which was offset partially by,
•
Lower revenue for our Services Division (a decrease of $5.2 million), primarily attributable to:
−
Lower offshore services work, including lower revenue associated with our welding enclosures service line, offset partially by,
−
Revenue for the Government Business, and
•
No revenue for our Shipyard Division (a decrease of $0.9 million), primarily attributable to the completion of the Ferry Projects in 2024.

Gross profit – Gross profit for 2025 and 2024 was $15.1 million (11.6% of revenue) and $14.9 million (12.3% of revenue), respectively. The comparable gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue for our Fabrication Division, and
•
A higher margin project mix for our small-scale fabrication work for our Fabrication Division, offset partially by,
•
Lower revenue and a lower margin project mix for our Services Division,
•
Lower utilization of our facilities and resources for our Fabrication Division, including the underutilization of our facilities and resources for the Automation Business, and
•
The underutilization of our resources for the Engineering Business and Government Business for our Services Division.

General and administrative expense – General and administrative expense for 2025 and 2024 was $10.2 million and $9.8 million, respectively, representing an increase of 3.6%. The increase was primarily due to:

•
Higher costs for our Fabrication Division and Services Division, including costs associated with the Englobal Business, and
•
The timing of certain costs for all our divisions, offset partially by,
•
Lower incentive plan costs for our Corporate Division.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.5 million and income of $3.5 million, respectively. Other (income) expense, net generally represents recoveries or provisions for bad debts and credit losses, gains or losses associated with the sale or disposition of property and equipment, and income or expense associated with certain nonrecurring items. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition for our Corporate Division, and
•
Transaction and integration costs of $0.6 million associated with the Englobal Acquisition for our Corporate Division, offset partially by,
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
•
Gains of $1.1 million on the sales of excess equipment for our Fabrication Division, and
•
Gains on the sales of scrap materials and other miscellaneous income items for our Fabrication Division, offset partially by,
•
Costs of $0.9 million associated with the consolidation of fabrication activities at our Houma Facility for our Fabrication Division.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Interest (expense) income, net – Interest (expense) income, net for 2025 and 2024 was income of $1.5 million and $1.8 million, respectively. Interest (expense) income, net for both periods includes the net impact of interest earned on our cash and short-term investment balances and interest incurred on our long-term debt and the unused portion of our LC Facility.

Income tax (expense) benefit – Income tax (expense) benefit for 2025 and 2024 represents state income taxes. No federal income tax expense was recorded for our income for either period as it was fully offset by the reversal of valuation allowance on our net deferred tax assets.

Segments

Services Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$70,478	$68,065	$2,413

Revenue	$63,327	$68,546	$(5,219)
Cost of revenue	56,820	60,005	3,185
Gross profit	6,507	8,541	(2,034)
Gross profit percentage	10.3%	12.5%
General and administrative expense	2,513	2,064	(449)
Other (income) expense, net	(1)	25	26
Operating income	$3,995	$6,452	$(2,457)

References below to 2025 and 2024 refer to the nine months ended September 30, 2025 and 2024, respectively. Operating results for our Services Division for 2025 include the results of the Engineering Business and Government Business from the applicable Acquisition Date, including an operating loss of $0.6 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $70.5 million and $68.1 million, respectively, and were primarily related to:

•
Offshore services work, and
•
A government services contract.

Revenue – Revenue for 2025 and 2024 was $63.3 million and $68.5 million, respectively, representing a decrease of 7.6%. The decrease was primarily due to:

•
Lower offshore services work, including lower revenue associated with our welding enclosures service line, offset partially by,
•
Revenue for the Government Business.

Gross profit – Gross profit for 2025 and 2024 was $6.5 million (10.3% of revenue) and $8.5 million (12.5% of revenue), respectively. The decrease in gross profit for 2025 relative to 2024 was primarily due to:

•
Lower revenue,
•
A lower margin project mix, and
•
The underutilization of our resources for the Engineering Business and Government Business.

General and administrative expense – General and administrative expense for 2025 and 2024 was $2.5 million and $2.1 million, respectively, representing an increase of 21.8%, primarily due to costs associated with the Engineering Business and Government Business.

Fabrication Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$78,173	$52,784	$25,389

Revenue	$67,090	$52,975	$14,115
Cost of revenue	58,541	47,003	(11,538)
Gross profit	8,549	5,972	2,577
Gross profit percentage	12.7%	11.3%
General and administrative expense	2,373	1,475	(898)
Other (income) expense, net	(157)	(3,387)	(3,230)
Operating income	$6,333	$7,884	$(1,551)

References below to 2025 and 2024 refer to the nine months ended September 30, 2025 and 2024, respectively. Operating results for our Fabrication Division for 2025 include the results of the Automation Business from the applicable Acquisition Date, including an operating loss of $0.9 million. See Notes 3 and 7 for further discussion of the Englobal Acquisition.

New project awards – New project awards for 2025 and 2024 were $78.2 million and $52.8 million, respectively, and were primarily related to:

•
A large contract for the fabrication of structural steel components, and
•
Small-scale fabrication work.

Revenue – Revenue for 2025 and 2024 was $67.1 million and $53.0 million, respectively, representing an increase of 26.6%. The increase was primarily due to:

•
Revenue for our large structural steel components project (primarily related to procurement activities), and
•
Revenue for the Automation Business, offset partially by,
•
Lower small-scale fabrication activity.

Gross profit – Gross profit for 2025 and 2024 was $8.5 million (12.7% of revenue) and $6.0 million (11.3% of revenue), respectively. The increase in gross profit for 2025 relative to 2024 was primarily due to:

•
Higher revenue, and
•
A higher margin project mix for our small-scale fabrication work, offset partially by,
•
Lower utilization of our facilities and resources associated with lower small-scale fabrication activity, and
•
The underutilization of our facilities and resources for the Automation Business.

General and administrative expense – General and administrative expense for 2025 and 2024 was $2.4 million and $1.5 million, respectively, representing an increase of 60.9%. The increase was primarily due to:

•
Costs associated with the Automation Business,
•
Higher business development costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was income of $0.2 million and $3.4 million, respectively. Other income for 2025 was primarily due to gains on the sales of scrap materials and other miscellaneous income items. Other income for 2024 was primarily to:

•
A gain of $2.9 million on the sale of certain excess real property (consisting of land and buildings),
•
Gains of $1.1 million on the sales of excess equipment, and
•
Gains on the sales of scrap materials and other miscellaneous income items, offset partially by,
•
Costs of $0.9 million associated with the consolidation of fabrication activities at our Houma Facility.

Former Shipyard Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards	$—	$354	$(354)

Revenue	$—	$935	$(935)
Cost of revenue	—	510	510
Gross profit	—	425	(425)
Gross profit percentage		45.5%
General and administrative expense	—	—	—
Other (income) expense, net	—	52	52
Operating income	$—	$373	$(373)

References below to 2025 and 2024 refer to the nine months ended September 30, 2025 and 2024, respectively.

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

Corporate Division

	Nine Months Ended September 30,		Favorable (Unfavorable)
	2025	2024	Change
New project awards (eliminations)	$(1,066)	$(673)	$(393)

Revenue (eliminations)	$(1,066)	$(673)	$(393)
Cost of revenue	(1,066)	(673)	393
Gross profit	—	—	—
General and administrative expense	5,286	6,284	998
Other (income) expense, net	1,695	(238)	(1,933)
Operating loss	$(6,981)	$(6,046)	$(935)

References below to 2025 and 2024 refer to the nine months ended September 30, 2025 and 2024, respectively.

General and administrative expense – General and administrative expense for 2025 and 2024 was $5.3 million and $6.3 million, respectively, representing a decrease of 15.9%. The decrease was primarily due to:

•
Lower incentive plan costs, and
•
The timing of certain costs.

Other (income) expense, net – Other (income) expense, net for 2025 and 2024 was expense of $1.7 million and income of $0.2 million, respectively. Other expense for 2025 was primarily due to:

•
A charge of $1.5 million related to the Alliance Payment made in connection with the Englobal Acquisition, and
•
Transaction and integration costs of $0.6 million associated with the Englobal Acquisition, offset partially by,
•
A gain of $0.4 million associated with insurance recoveries.

See Notes 3 and 7 for further discussion of the Englobal Acquisition.

Liquidity and Capital Resources

Available Liquidity

Our primary sources of liquidity are our cash, cash equivalents and scheduled maturities of our short-term investments. At September 30, 2025, our cash, cash equivalents, short-term investments and restricted cash totaled $64.6 million, as follows (in thousands):

September 30, 2025
Cash and cash equivalents	$23,206
Short-term investments(1)	40,156
Available cash, cash equivalents and short-term investments	63,362
Restricted cash	1,197
Total cash, cash equivalents, short-term investments and restricted cash	$64,559

(1)
Includes U.S. Treasuries with original maturities of approximately four to nine months.

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

At September 30, 2025, our working capital was $84.8 million and included $64.6 million of cash, cash equivalents, short-term investments and restricted cash and $1.1 million of current debt. Excluding cash, cash equivalents, short-term investments, restricted cash and current debt, our working capital at September 30, 2025 was $21.4 million, and consisted of: net contract assets and contract liabilities of $10.7 million; contract receivables and retainage of $35.7 million; prepaid expenses, inventory and other current assets of $6.3 million; and accounts payable, accrued expenses and other current liabilities of $31.3 million. The components of our working capital (excluding cash, cash equivalents, short-term investments, restricted cash and current debt) at September 30, 2025 and December 31, 2024, and changes in such amounts during the nine months ended September 30, 2025, were as follows (in thousands):

	September 30, 2025	December 31, 2024	Change(2)	Englobal Acquisition(3)	Adjusted Change
Contract assets	$11,679	$8,611	$3,068	$(723)	$2,345
Contract liabilities	(981)	(1,278)	297	1,438	1,735
Contracts in progress, net(1)	10,698	7,333	3,365	715	4,080
Contract receivables and retainage, net	35,686	22,487	13,199	(2,162)	11,037
Prepaid expenses, inventory and other current assets	6,318	7,046	(728)	(92)	(820)
Accounts payable, accrued expenses and other current liabilities	(31,326)	(18,981)	(12,345)	536	(11,809)
Total	$21,376	$17,885	$3,491	$(1,003)	$2,488

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

Cash Flow Activity (in thousands)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$7,614	$15,943
Net cash used in investing activities	(7,174)	(30,729)
Net cash used in financing activities	(4,518)	(2,062)

Operating Activities – Cash provided by operating activities for the nine months ended September 30, 2025 and 2024 was $7.6 million and $15.9 million, respectively, and was primarily due to the net impacts of the following:

2025 Activity

•
Net income adjusted for depreciation and amortization of $3.7 million, the charge associated with the Alliance Payment of $1.5 million and stock-based compensation expense of $0.9 million. See Note 3 for further discussion of the Alliance Payment;
•
Increase in contract receivables and retainage of $11.0 million related to the timing of billings and collections on projects, primarily due to higher receivable positions on various projects (including our large structural steel components project) for our Fabrication Division and Services Division;
•
Increase in contract assets of $2.3 million related to the timing of billings on projects, primarily due to higher net unbilled positions on various projects for our Fabrication Division;
•
Decrease in contract liabilities of $1.7 million, primarily due to lower advance billings on various projects for our Fabrication Division;
•
Decrease in prepaid expenses, inventory and other assets of $0.8 million, primarily due to the timing of certain prepayments, offset partially by higher inventory;
•
Increase in accounts payable, accrued expenses and other current liabilities of $11.4 million related to the timing of payments, primarily due to higher accounts payable positions on various projects (including our large structural steel components project) for our Fabrication Division; and
•
Change in noncurrent assets and liabilities, net of $0.4 million.

2024 Activity

•
Net income adjusted for depreciation and amortization of $3.6 million, a gain on the sale of property and equipment of $3.9 million and stock-based compensation expense of $1.4 million;
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

Investing Activities – Cash used in investing activities for the nine months ended September 30, 2025 and 2024 was $7.2 million and $30.7 million, respectively. Cash used in investing activities for 2025 was primarily due to net purchases of short-term investments of $1.4 million, advances under the DIP Loan of $3.5 million that were “credit bid” as the purchase price for the Englobal Acquisition, the Alliance Payment of $1.5 million and capital expenditures of $0.8 million. Cash used in investing activities for 2024 was primarily due to net purchases of short-term investments of $35.8 million and capital expenditures of $4.9 million, offset partially by proceeds from the sale of property and equipment of $9.6 million and recoveries from insurance claims of $0.3 million. See Note 1 for further discussion of the property sale, Note 2 for further discussion of our insurance recoveries and Note 3 for further discussion of the DIP Loan and Alliance Payment.

Financing Activities – Cash used in financing activities for the nine months ended September 30, 2025 and 2024 was $4.5 million and $2.1 million, respectively. Cash used in financing activities for 2025 and 2024 was primarily due to the repurchase of $3.7 million and $0.9 million, respectively, of our common stock under our Share Repurchase Program and tax payments of $0.9 million and $1.2 million, respectively, made on behalf of employees from vested stock withholdings. See Note 6 for further discussion of our Share Repurchase Program.

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

Liquidity Outlook

Under the Merger Agreement, we are subject to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the completion of the Pending Transaction. In addition, without the consent of IES, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures above specified thresholds, incurring additional debt in excess of specified amounts and repurchasing shares of our outstanding common stock. Subject to such restrictions, we anticipate that the primary uses of our liquidity for the remainder of 2025 and the foreseeable future will be to fund:

•
Costs associated with the Pending Transaction;
•
Costs associated with the underutilization of our facilities and resources for our Fabrication Division, including losses for the Englobal Business, until we secure and begin to execute sufficient backlog to achieve full utilization levels;
•
Costs associated with the integration of the Englobal Business;
•
Capital expenditures, including expenditures to maintain, upgrade and replace aged equipment;
•
Working capital requirements for our projects, including the unwind of advance payments on projects;
•
Interest and principal payments on our Note Agreement (see Note 4 for further discussion of our Note Agreement); and
•
Corporate administrative expenses (including the temporary under-utilization of personnel as we evaluate our resource requirements to support our future operations).

We anticipate capital expenditures of approximately $1.0 million to $1.5 million for the remainder of 2025. Further investments in our facilities and equipment may be required to win and execute potential new project awards, which are not included in these estimates.

We believe that our cash, cash equivalents and short-term investments at September 30, 2025, will be sufficient to enable us to fund our operating expenses, meet our working capital and capital expenditure requirements, and satisfy any debt service obligations or other funding requirements, for the remainder of 2025 and the foreseeable future. Our evaluation of the sufficiency of our cash and liquidity is primarily based on our financial forecasts for 2025 and 2026, which are impacted by our existing backlog and estimates of future new project awards and may be further impacted by the ongoing effects of oil and gas price volatility and macroeconomic conditions, and future losses, if any, due to coverage limitations and our use of deductibles and retentions for our exposures related to property and equipment damage, builder’s risk, third-party liability and workers’ compensation and USL&H claims. We can provide no assurances that our financial forecasts will be achieved or that we will have sufficient cash and short-term investments to meet planned operating expenses and unforeseen cash requirements. Accordingly, we may be required to obtain new or additional credit facilities, sell assets or conduct equity or debt offerings at a time when it is not beneficial to do so.

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

During the third quarter 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed elsewhere in this Report, we completed the Englobal Acquisition during the second quarter 2025. As permitted by SEC guidance, the scope of management’s review of its internal control over financial reporting excluded the Englobal Business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report, except for as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended June 30, 2025 and the new risk factors included below. The following risk factors should be read in conjunction with the risk factors set forth in the 2024 Annual Report.

We are subject to risks associated with government contracting and funding, which could adversely affect our business, financial condition and results of operations, and any shutdown of the federal government could negatively impact our operations.

We perform work for and contract with U.S. federal, state and local government entities, and perform work for and contract with customers that may be subject to government funding. Such contracts may extend over multiple years and are subject to various risks, including government funding limitations or delays (including due to any disruption from a government shutdown), which could result in costs being incurred by us without sufficient reimbursement under our contracts. Further, government contracts or contracts that are otherwise subject to government funding, may be modified, delayed, curtailed or terminated at the discretion of the government (including due to any disruption from a government shutdown). In addition, a government shutdown could impact inspections, regulatory review and certifications, grants and approvals, or cause other situations that could impact our projects.

In addition, we must comply with and are affected by U.S. federal, state, local, and foreign laws and regulations relating to the formation, administration and performance of government contracts. These laws and regulations affect how we do business with our customers and, in some instances, impose additional costs on our operations. Although we take precautions to prevent and deter fraud, misconduct and non-compliance, we face the risk that our employees or outside partners may engage in misconduct, fraud or other improper activities. U.S. government agencies routinely audit and investigate government contractors and evaluate compliance with applicable laws, regulations and standards. In addition, recovery of incurred project costs may be disallowed, in whole or in part, if government agencies determine that we have accounted for such costs in a manner inconsistent with the requirements of applicable laws, regulations and standards.

Any of the aforementioned could have a material adverse effect on our business, financial condition and results of operations.

The Pending Transaction may not be completed and the Merger Agreement may be terminated in accordance with its terms.

On November 7, 2025, we entered into the Merger Agreement with IES providing for the merger of IES Merger Sub with and into the Company, with the Company surviving the Pending Transaction as a wholly owned subsidiary of IES. The Merger Agreement and completion of the Pending Transaction are subject to a number of conditions which must be fulfilled in order to complete the Pending Transaction, including approval of our shareholders and the expiration or termination of the applicable antitrust waiting period under the HSR Act as well as other customary closing conditions. No assurance can be given as to the timing of the satisfaction of these conditions or that these conditions will be satisfied in a timely manner, including any delays caused by the current government shutdown, or satisfied at all. Accordingly, there can no assurance as to whether or when the Pending Transaction will be completed.

Failure to complete the Pending Transaction could negatively impact the Company.

If the Pending Transaction is not completed for any reason, our ongoing business and financial condition may be adversely affected, including in the following ways:

•
We may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•
We may experience negative reactions from our suppliers, distributors, vendors, customers or other third parties with whom we do business;
•
We may experience negative reactions from employees;
•
We will have incurred, and may continue to incur, significant costs relating to the Pending Transaction, such as investment banking, legal, accounting and other service provider fees and expenses, that we may not be able to recover, and may have to pay a termination fee equal to $7.6 million if the Merger Agreement is terminated under certain specified circumstances; and
•
We will have expended significant time and resources that could otherwise have been spent on our existing business or pursuant of other opportunities without realizing any of the potential benefits associated with the Pending Transaction.

The announcement or completion of the Pending Transaction may disrupt or harm our current plans and operations, may divert our time and attention, and may affect existing business relationships, any of which may impact financial performance, operating results and our ability to achieve the anticipated benefits of the Pending Transaction.

The announcement or completion of the Pending Transaction may disrupt or harm our current plans and operations and may divert our time and attention to transaction-related issues. There also may be adverse reactions to or changes in business relationships as a result of the announcement or completion of the Pending Transaction. Any of these factors could affect our financial performance or operating results.

Litigation relating to the Pending Transaction may be filed against the Company or the Board that could prevent or delay the closing of the Pending Transaction or result in the payment of damages.

In connection with the Pending Transaction, it is possible that our shareholders may file lawsuits against the Company or the Board. Among other remedies, these shareholders could seek damages or to enjoin the Pending Transaction. Any such potential lawsuits could prevent or delay the closing of the Pending Transaction or result in substantial costs to us. The outcome of any such actions would be uncertain, may create uncertainty relating to the Pending Transaction and may be costly and distracting to us. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the Pending Transaction may adversely affect our business, financial condition, results of operations and cash flows.

Uncertainties associated with the Pending Transaction could negatively impact our ability to attract, motivate and retain management personnel and other key employees.

Competition for qualified personnel can be intense. Our current and prospective employees may experience uncertainty about their future role with the Company in connection with the Pending Transaction until strategies with regard to these employees are announced or executed, which may impair our ability to attract, retain and motivate key management, business development, project management and other personnel prior to completion of the Pending Transaction. Employee retention may be particularly challenging as employees may experience uncertainty about their future roles with the combined company. If we are unable to retain personnel, including key management personnel, we could experience disruptions in our operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs.

We have incurred and expect to incur costs, fees, expenses and charges related to the Pending Transaction and may incur additional costs that we do not currently anticipate.

We have incurred and expect to incur additional costs, fees, expenses and charges related to the Pending Transaction, and we may incur additional costs that we do not currently anticipate. These costs include and may include investment banking, legal, accounting and other service provider fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing and other related costs. Some of the costs are payable regardless of whether or not the Pending Transaction is completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table summarizes our purchases of common stock during the three months ended September 30, 2025.

			Current Program(1)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
July 1 to 31, 2025	6,593	$6.77	6,593	$5,254
August 1 to 31, 2025	36,150	$6.75	36,150	$5,010
September 1 to 30, 2025	18	$6.78	18	$5,010
Total	42,761	$6.75	42,761

(1)
On December 4, 2023, we announced that our Board of Directors (“Board”) approved a share repurchase program (“Share Repurchase Program”) authorizing the repurchase of up to $5.0 million of our outstanding common stock expiring December 15, 2024. On October 31, 2024, our Board approved an extension of the Share Repurchase Program to December 15, 2025. On June 4, 2025, our Board approved (i) an increase to the authorization for the Share Repurchase Program from $5.0 million to $10.0 million, and (ii) an extension of the Share Repurchase Program to December 15, 2026. The timing and amount of any share repurchases is at the discretion of management and may be made from time to time through transactions in the open market, in privately negotiated transactions or by other means in accordance with applicable laws. The Share Repurchase Program does not obligate us to repurchase any shares of common stock and may be modified, increased or suspended or terminated at the discretion of our Board. In accordance with certain restrictive covenants in the Merger Agreement, we have suspended activity under the Share Repurchase Program and do not intend to make further repurchases during the pendency of the Merger Agreement. See Note 6 for further discussion of our Share Repurchase Program, and Note 8 and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” above for further discussion of the Pending Transaction and our obligations under the Merger Agreement.
(2)
Average price paid per share includes costs associated with the repurchases.

Item 5. Other Information.

Insider Trading Arrangements

During the third quarter 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

2.1

Agreement and Plan of Merger, dated as of November 7, 2025, by and among IES Holdings, Inc., IES Merger Sub, LLC and Gulf Island Fabrication, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on November 10, 2025 (SEC File No. 001-34279). **

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on May 22, 2020 (SEC File No. 001-34279).
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on November 6, 2023 (SEC File No. 001-34279).
10.1

Form of Voting and Support Agreement, dated November 7, 2025, by and among IES Holdings, Inc., Gulf Island Fabrication, Inc. and the shareholders party thereto, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 10, 2025 (SEC File No. 001-34279).

10.2

Employment Agreement dated November 7, 2025 by and between Gulf Island Fabrication, Inc. and Richard W. Heo, effective as of the Closing Date, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on November 10, 2025 (SEC File No. 001-34279). †

10.3

Employment Agreement dated November 7, 2025 by and between Gulf Island Fabrication, Inc. and Westley S. Stockton, effective as of the Closing Date, incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on November 10, 2025 (SEC File No. 001-34279). †

31.1	CEO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
31.2	CFO Certifications pursuant to Rule 13a-14/15d-14 under the Securities Exchange Act of 1934. *
32	Section 906 Certification furnished pursuant to 18 U.S.C. Section 1350. *
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document. *
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL and is contained in Exhibit 101. *

*	Filed or furnished herewith.
**

Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

†	Management contract or compensatory plan or arrangement effective at closing of the Pending Transaction.

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

Date: November 12, 2025